Form 10-Q
period 2009-12-31
Saguaro Resources, Inc.
filed 2010-01-21
CIK 1433607

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

                        Commission File Number 333-162168


                             SAGUARO RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                                   71 The Mead
                        Darlington, County Durham DL1 1EU
                                 United Kingdom
          (Address of principal executive offices, including zip code.)

            Telephone 011-44-7753-998016 Facsimile 011-44-7006-050347
                    (Telephone number, including area code)

                               Abby L. Ertz, Esq.
                                 Ertz Law Group
                     3960 West Point Loma Blvd, Suite H-436
                               San Diego, CA 92110
                 Telephone (619)840-4566 Facsimile (619)564-8753
            (Name, address and telephone number of agent for service)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [ ] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,500,000 shares as of January 20, 2010

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the three and six month periods ended December 31, 2009, prepared by the company, immediately follow.

                             Saguaro Resources, Inc.
                        (A Development Stage Enterprise)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                  As of             As of
                                                               December 31,        June 30,
                                                                  2009               2009
                                                                --------           --------
                                                               (Unaudited)         (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                          $    645           $  4,925
                                                                --------           --------
TOTAL CURRENT ASSETS                                                 645              4,925

OTHER ASSETS                                                          --                 --
                                                                --------           --------
TOTAL OTHER ASSETS                                                    --                 --
                                                                --------           --------

      TOTAL ASSETS                                              $    645           $  4,925
                                                                ========           ========

                   LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                              $     --           $     --
  Advances from Officers                                           8,245              3,250
                                                                --------           --------
TOTAL CURRENT LIABILITIES                                          8,245              3,250

      TOTAL LIABILITIES                                            8,245              3,250

STOCKHOLDERS' EQUITY
  Common stock, ($0.0001 par value, 100,000,000 shares
   authorized; 2,500,000 shares issued and outstanding
   as of December 31, 2009 and June 30, 2009                         250                250
  Additional paid-in capital                                      12,250             12,250
  Deficit accumulated during development stage                   (20,100)           (10,825)
                                                                --------           --------
TOTAL STOCKHOLDERS' EQUITY                                        (7,600)             1,675
                                                                --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                  $    645           $  4,925
                                                                ========           ========


                        See Notes to Financial Statements

                             Saguaro Resources, Inc.
                        (A Development Stage Enterprise)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                                           February 29, 2008
                                          Three Months     Three Months     Six Months       Six Months       (inception)
                                             Ended            Ended           Ended            Ended            through
                                           December 31,     December 31,    December 31,     December 31,     December 31,
                                              2009             2008            2009             2008             2009
                                           ----------       ----------      ----------       ----------       ----------
REVENUES
  Revenues                                 $       --       $               $       --       $       --       $       --
                                           ----------       ----------      ----------       ----------       ----------
TOTAL REVENUES                                     --               --              --               --               --

GENERAL & ADMINISTRATIVE EXPENSES               2,680               --           9,275            3,500           13,100
                                           ----------       ----------      ----------       ----------       ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES        (2,680)              --          (9,275)          (3,500)         (13,100)
                                           ----------       ----------      ----------       ----------       ----------
OTHER INCOME (EXPENSE)
  Impairement of mining rights                     --               --              --               --           (7,000)
                                           ----------       ----------      ----------       ----------       ----------
TOTAL OTHER INCOME (EXPENSE)                       --               --              --               --           (7,000)
                                           ----------       ----------      ----------       ----------       ----------

NET INCOME (LOSS)                          $   (2,680)      $       --      $   (9,275)      $   (3,500)      $  (20,100)
                                           ==========       ==========      ==========       ==========       ==========

BASIC EARNINGS PER SHARE                   $    (0.00)      $       --      $    (0.00)      $    (0.00)      $    (0.01)
                                           ==========       ==========      ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                  2,500,000       2 ,500,000       2,500,000        2,500,000        2,500,000
                                           ==========       ==========      ==========       ==========       ==========


                        See Notes to Financial Statements

                             Saguaro Resources, Inc.
                        (A Development Stage Enterprise)
                  Statement of Changes in Shareholders' Equity
--------------------------------------------------------------------------------

                                                                                                Deficit
                                                          Common Stock          Additional      During
                                                       -------------------       Paid-in      Development
                                                       Shares       Amount       Capital         Stage         Total
                                                       ------       ------       -------         -----         -----
BALANCE, FEBRUARY 29, 2008 (INCEPTION)                      --      $   --      $     --      $      --      $     --

Commn stock issued,June 16, 2008  at $.005
 per share                                           2,500,000         250        12,250             --        12,500

Loss for the period beginning February 29, 2008
 (inception) to June 30, 2008                                                                    (7,000)       (7,000)
                                                    ----------      ------      --------      ---------      --------

BALANCE, JUNE 30, 2008 (AUDITED)                     2,500,000         250        12,250         (7,000)        5,500
                                                    ==========      ======      ========      =========      ========

Loss for the year ended June 30, 2009 (Audited)                                                  (3,825)       (3,825)
                                                    ----------      ------      --------      ---------      --------

BALANCE, JUNE 30, 2009 (AUDITED)                     2,500,000         250        12,250        (10,825)        1,675
                                                    ==========      ======      ========      =========      ========

Loss for the 3-months ended September 30, 2009                                                   (6,595)       (6,595)
                                                    ----------      ------      --------      ---------      --------

BALANCE, SEPTEMBER 30, 2009 (UNAUDITED)              2,500,000         250        12,250        (17,420)       (4,920)
                                                    ==========      ======      ========      =========      ========

Loss for the 3-months ended December 31, 2009                                                    (2,680)       (2,680)
                                                    ----------      ------      --------      ---------      --------

BALANCE, DECEMBER 31, 2009 (UNAUDITED)               2,500,000      $  250      $ 12,250      $ (20,100)     $ (7,600)
                                                    ==========      ======      ========      =========      ========


                       See Notes to Financial Statements

                             Saguaro Resources, Inc.
                        (A Development Stage Enterprise)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                           February 29, 2008
                                                                           Six Months         (inception)
                                                                             Ended              through
                                                                           December 31,       December 31,
                                                                              2009               2009
                                                                            --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                         $ (9,275)          $(20,100)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase(Decrease) in Accounts payable and accrued liabilities                --                 --
    Increase(Decrease) in Advance from Officers                                4,995              8,245
                                                                            --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 (4,280)           (11,855)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                     --                 --
                                                                            --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                        --             12,500
                                                                            --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     --             12,500
                                                                            --------           --------

NET INCREASE (DECREASE) IN CASH                                               (4,280)               645

CASH AT BEGINNING OF THE PERIOD                                                4,925                 --
                                                                            --------           --------

CASH AT END OF PERIOD                                                       $    645           $    645
                                                                            ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                                  $     --           $     --
                                                                            ========           ========

  Income Taxes                                                              $     --           $     --
                                                                            ========           ========


                        See Notes to Financial Statements

                             Saguaro Resources, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                                December 31, 2009
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Saguaro Resources, Inc. (the "Company") was incorporated on February 29, 2008 under the laws of the State of Delaware. The Company's activities to date have been limited to organization and capital. The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations.

The Company is primarily engaged in the acquisition and exploration of mining properties. The Company has acquired Sky 1-4 mineral claims in the Lida Quadrangle Area, Esmeralda County, NV for exploration and has formulated a business plan to investigate the possibilities of a viable mineral deposit.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company reports revenue and expenses using the accrual method of accounting for financial and tax reporting purposes.

USE OF ESTIMATES

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

MINERAL PROPERTY ACQUISITION AND EXPLORATION COSTS

The Company expenses all costs related to the acquisition and exploration of mineral properties in which it has secured exploration rights prior to establishment of proven and probably reserves. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed.

DEPRECIATION, AMORTIZATION AND CAPITALIZATION

The Company records depreciation and amortization, when appropriate, using both straight-line and declining balance methods over the estimated useful life of the assets (five to seven years). Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired,

                             Saguaro Resources, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                                December 31, 2009
--------------------------------------------------------------------------------

together  with  the  related  accumulated   depreciation  is  removed  from  the
appropriate accounts and the resultant gain or loss is included in net income.

INCOME TAXES

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under Statement 109, a liability method is used whereby deferred tax assets and liabilities are determined based on temporary differences between basis used for financial reporting and income tax reporting purposes. Income taxes are provided based on tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not, that the Company will not realize the tax assets through future operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The Company's financial instruments consist primarily of cash and certain investments.

INVESTMENTS

Investments that are purchased in other companies are valued at cost less any impairment in the value that is other than temporary in nature.

PER SHARE INFORMATION

The Company computes per share information by dividing the net loss for the period presented by the weighted average number of shares outstanding during such period.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements will have no significant impact on the Company and its reporting methods.

NOTE 3 - PROVISION FOR INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

                             Saguaro Resources, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                                December 31, 2009
--------------------------------------------------------------------------------

                                                         As of December 31, 2009
                                                         -----------------------

     Net Operating Loss                                         $ 20,100
     Deferred tax assets                                           8,040
     Other                                                             0
     Gross deferred tax assets                                     8,040
     Valuation allowance                                          (8,040)
                                                                --------

     Net deferred tax assets                                    $      0
                                                                ========

NOTE 4 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is not presently involved in any litigation.

NOTE 5 - GOING CONCERN

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses.

The financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $ 20,100 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statement of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 6 - RELATED PARTY TRANSACTIONS

Lynn Briggs, the sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, thus she may face a conflict in selecting between the Company and her other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

                             Saguaro Resources, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                                December 31, 2009
--------------------------------------------------------------------------------

Lynn Briggs, the sole officer and director of the Company, will not be paid for any underwriting services that she performs on behalf of the Company with respect to the Company's upcoming S-1 offering. She will also not receive any interest on any funds that she advances to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering. Advance to her as of December 31, 2009 is $ 8,245.

NOTE 7 - STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of Statement of Financial Accounting Standards 123. Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of Statement of Financial Accounting Standards 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On June 16, 2008, the Company issued a total of 2,500,000 shares of common stock to one director for cash in the amount of $0.005 per share for a total of $12,500

As of December 31, 2009 and June 30, 2009, the Company had 2,500,000 shares of common stock issued and outstanding.

NOTE 8 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2009 and June 30, 2009:

Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 2,500,000 shares issued and outstanding.

NOTE 9 - MINERAL CLAIMS

On June 20, 2008, the Company acquired a 100% interest in the Sky 1-4 Mineral Claims located in the Lida Quadrangle Area, Esmeralda County, Nevada. No proven or probable reserves on the property have been established. The cost of the Mineral Rights was impaired 100% during the quarter ended June 30, 2008.

NOTE 10 - SUBSEQUENT EVENT

On January 11, 2009, the Company issued a total of 2,000,000 shares of common stock to 25 individuals for cash in the amount of $0.01 per share for a total of $20,000 to complete its S-1 offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All written forward-looking statements, made in connection with this Form 10-Q that are attributable to us or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

The safe harbors of forward-looking statements provided by the Securities Litigation Reform Act of 1995 are unavailable to issuers not subject to the reporting requirements set forth under Section 13(a) or 15(D) of the Securities Exchange Act of 1934, as amended. As we have not registered our securities pursuant to Section 12 of the Exchange Act, such safe harbors set forth under the Reform Act are unavailable to us.

BUSINESS

Saguaro Resources, Inc. was incorporated in the State of Delaware on February 29, 2008 to engage in the acquisition, exploration and development of natural resource properties. We intend to use the net proceeds from our offering, pursuant to a registration statement filed with the U.S. Securities and Exchange Commission, to develop our business operations. We are an exploration stage company with no revenues or operating history. The principal executive offices are located at 71 The Mead, Darlington, County Durham, DL1 1EU, United Kingdom. The telephone number is 011 44 7753998016.

We currently own a 100% undivided interest in a mineral property, the Sky 1-4 Mineral Claims (known as the "Sky Property"). The Sky Property consists of an area of 82.64 acres located in the Lida Quadrangle, Esmeralda County, Nevada. Title to the Sky Property is held by Saguaro Resources, Inc. Our plan of operation is to conduct mineral exploration activities on the property in order to assess whether it contains mineral deposits capable of commercial extraction.

We have not earned any revenues to date and we do not anticipate earning revenues until such time as we enter into commercial production of our mineral property. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property. Moreover, if such deposits are discovered, there is no guarantee that we will enter into further substantial exploration programs.

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date. We incurred operating expenses of $2,680 and $0 for the three months ended December 31, 2009 and 2008, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission.

Our net loss from inception (February 29, 2008) through December 31, 2009 was $20,100.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2009 was $645 with $8,245 in outstanding liabilities consisting of a note payable to our officer and director for funds she has loaned the company. In order to achieve our exploration program goals we needed the funding of $20,000 from the offering of registered shares pursuant to a registration statement on Form S-1 filed with the SEC under file number 333-162168 which became effective on January 7, 2010. Subsequent to the period ended December 31, 2009, on January 11, 2010, the Company issued a total of 2,000,000 shares of common stock to 25 individuals for cash in the amount of $.01 per share for a total of $20,000 to complete the S-1 offering.

PLAN OF OPERATION

Our plan of operation for the next twelve months is to complete the first phase of the exploration program on our claims consisting of geological mapping, soil sampling and rock sampling. In addition to the $8,500 we anticipate spending for Phase 1 as outlined below, we anticipate spending an additional $9,250 on professional fees, including fees payable in connection with the filing of this registration statement and complying with reporting obligations, and $ 2,250 in general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $20,000, which is the amount raised in the offering. If we experience a shortage of funds prior to funding during the next 12 months, we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for operation expenses, however, she has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. She has also agreed to pay for reclamation costs in the event we experience a shortage of funds during exploration and abandon the claims.

We engaged Mr. James W. McLeod, P. Geo., to prepare a geological evaluation report on the Sky Property. Mr. McLeod's report summarizes the results of the history of the exploration of the mineral claims, the regional and local geology of the mineral claims and the mineralization and the geological formations identified as a result of the prior exploration in the claim areas. The geological report also gives conclusions regarding potential mineralization of the mineral claims and recommends a further geological exploration program on the mineral claims. The exploration program recommended by Mr. McLeod is as follows:

PHASE 1

Detailed prospecting, mapping and soil geochemistry.
The estimated cost for this program is all inclusive.
The timeline for accomplishing this phase of fieldwork
including the turn-around time on analyses is approximately
two months                                                               $ 8,500

PHASE 2

Magnetometer and VLF electromagnetic, grid controlled
surveys over the areas of interest determined by the
Phase 1 survey. Included in this estimated cost is
transportation, accommodation, board, grid installation,
two geophysical surveys, maps and report                                   9,500
                                                                         -------

                                          Total                          $18,000
                                                                         =======

We plan to commence Phase 1 of the exploration program on the claims in the spring of 2010. We have a verbal agreement with James McLeod, the consulting geologist, who prepared the geology report on our claims, to retain his services for our planned exploration program. We expect this phase to take two weeks to complete and an additional three months for the consulting geologist to receive the results from the assay lab and prepare his report. If Phase 1 of the exploration program is successful, we anticipate commencing Phase 2 in winter of 2010 or spring 2011. We expect this phase to take three weeks to complete and an additional three months for the consulting geologist to receive the results from the assay lab and prepare his report.

The above program costs are management's estimates based upon the recommendations of the professional consulting geologist's report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

We will require additional funding to proceed with any subsequent work on the claims, we have no current plans on how to raise the additional funding. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the first phase of the exploration program.

ITEM 4. CONTROLS AND PROCEDURES.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

     - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

     - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

     - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2009.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

MANAGEMENT'S REMEDIATION INITIATIVES

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2010. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2010.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

SUBSEQUENT EVENTS

On January 11, 2010, the Company issued a total of 2,000,000 shares of common stock to 25 individuals for cash in the amount of $.01 per share for a total of $20,000 to complete its S-1 offering.

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our registration statement on form S-1, filed under SEC File Number 333-162168, at the U.S. Securities and Exchange Commission's website at www.sec.gov:

     Exhibit No.                       Description
     -----------                       -----------

        3.1          Articles of Incorporation*
        3.2          Bylaws*
       31.1          Sec. 302 Certification of Principal Executive Officer
       31.2          Sec. 302 Certification of Principal Financial Officer
       32.1          Sec. 906 Certification of Principal Executive Officer
       32.2          Sec. 906 Certification of Principal Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 20, 2010             Saguaro Resources, Inc., Registrant


                             By: /s/ Lynn Briggs
                                 -----------------------------------------------
                                 Lynn Briggs, President and Chief Executive
                                 Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

January 20, 2010             Saguaro Resources, Inc., Registrant


                             By: /s/ Lynn Briggs
                                 -----------------------------------------------
                                 Lynn Briggs, President, Secretary and Treasurer Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)