Form 10-Q
period 2010-03-31
Saguaro Resources, Inc.
filed 2010-05-11
CIK 1433607

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

                        Commission File Number 333-162168


                             SAGUARO RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                                   71 The Mead
                        Darlington, County Durham DL1 1EU
                                 United Kingdom
          (Address of principal executive offices, including zip code)

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,500,000 shares as of May 6, 2010

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the three and nine month periods ended March 31, 2010, prepared by the company, immediately follow.

                             Saguaro Resources, Inc.
                        (A Development Stage Enterprise)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                     As of             As of
                                                                   March 31,          June 30,
                                                                     2010               2009
                                                                   --------           --------
                                                                 (Unaudited)          (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 16,859           $  4,925
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 16,859              4,925

OTHER ASSETS                                                             --                 --
                                                                   --------           --------
TOTAL OTHER ASSETS                                                       --                 --
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 16,859           $  4,925
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                 $     --           $     --
  Advances from Officers                                              8,245              3,250
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                             8,245              3,250

      TOTAL LIABILITIES                                               8,245              3,250

STOCKHOLDERS' EQUITY
  Common stock, ($0.0001 par value, 100,000,000 shares
   authorized; 4,500,000 and 2,500,000 shares issued and
   outstanding as of March 31, 2010 and June 30, 2009                   450                250
  Additional paid-in capital                                         32,050             12,250
  Deficit accumulated during development stage                      (23,886)           (10,825)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                            8,614              1,675
                                                                   --------           --------

       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                    $ 16,859           $  4,925
                                                                   ========           ========


                        See Notes to Financial Statements

                             Saguaro Resources, Inc.
                        (A Development Stage Enterprise)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                                        February 29, 2008
                                          Three Months    Three Months    Nine Months     Nine Months      (inception)
                                             Ended           Ended           Ended           Ended           through
                                            March 31,       March 31,       March 31,       March 31,       March 31,
                                              2010            2009            2010            2009            2010
                                           ----------      ----------      ----------      ----------      ----------
REVENUES
  Revenues                                 $       --      $       --      $       --      $       --      $       --
                                           ----------      ----------      ----------      ----------      ----------
TOTAL REVENUES                                     --              --              --              --              --

GENERAL & ADMINISTRATIVE EXPENSES               3,786             100          13,061           3,600          16,886
                                           ----------      ----------      ----------      ----------      ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES        (3,786)           (100)        (13,061)         (3,600)        (16,886)
                                           ----------      ----------      ----------      ----------      ----------
OTHER INCOME (EXPENSE)
  Impairement of mining rights                     --              --              --              --          (7,000)
                                           ----------      ----------      ----------      ----------      ----------
TOTAL OTHER INCOME (EXPENSE)                       --              --              --              --          (7,000)
                                           ----------      ----------      ----------      ----------      ----------

NET INCOME (LOSS)                          $   (3,786)     $     (100)     $  (13,061)     $   (3,600)     $  (23,886)
                                           ==========      ==========      ==========      ==========      ==========

BASIC EARNINGS PER SHARE                   $   (0.001)     $   (0.000)     $   (0.003)     $   (0.001)     $   (0.009)
                                           ==========      ==========      ==========      ==========      ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                  3,073,529       2,500,000       4,255,556       2,500,000       2,740,370
                                           ==========      ==========      ==========      ==========      ==========


                        See Notes to Financial Statements

                             Saguaro Resources, Inc.
                        (A Development Stage Enterprise)
                  Statement of changes in Shareholders' Equity
--------------------------------------------------------------------------------

                                                                                                Deficit
                                                          Common Stock          Additional      During
                                                       -------------------       Paid-in      Development
                                                       Shares       Amount       Capital         Stage         Total
                                                       ------       ------       -------         -----         -----
BALANCE, FEBRUARY 29, 2008 (INCEPTION)                      --      $   --      $     --      $      --      $     --

Commn stock issued, June 16, 2008 at $.005
 per share                                           2,500,000         250        12,250                       12,500

Loss for the period beginning February 29, 2008
 (inception) to June 30, 2008                                                                    (7,000)       (7,000)
                                                    ----------      ------      --------      ---------      --------

BALANCE, JUNE 30, 2008 (AUDITED)                     2,500,000         250        12,250         (7,000)        5,500
                                                    ==========      ======      ========      =========      ========

Loss for the year ended June 30, 2009 (Audited)                                                  (3,825)       (3,825)
                                                    ----------      ------      --------      ---------      --------

BALANCE, JUNE 30, 2009 (AUDITED)                     2,500,000         250        12,250        (10,825)        1,675
                                                    ==========      ======      ========      =========      ========

Loss for the 3-months ended September 30, 2009                                                   (6,595)       (6,595)
                                                    ----------      ------      --------      ---------      --------

BALANCE, SEPTEMBER 30, 2009 (UNAUDITED)              2,500,000         250        12,250        (17,420)       (4,920)
                                                    ==========      ======      ========      =========      ========

Loss for the 3-months ended December 31, 2009                                                    (2,680)       (2,680)
                                                    ----------      ------      --------      ---------      --------

BALANCE, DECEMBER 31, 2009 (UNAUDITED)               2,500,000         250        12,250        (20,100)       (7,600)
                                                    ==========      ======      ========      =========      ========

Common stock issued, January 11, 2010 at $0.01
 per share                                           2,000,000         200        19,800                       20,000

Loss for the 3-months ended March 31, 2010                                                       (3,786)       (3,786)
                                                    ----------      ------      --------      ---------      --------

BALANCE, MARCH 31, 2010 (UNAUDITED)                  4,500,000      $  450      $ 32,050      $ (23,886)     $  8,614
                                                    ==========      ======      ========      =========      ========


                       See Notes to Financial Statements

                             Saguaro Resources, Inc.
                        (A Development Stage Enterprise)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                        February 29, 2008
                                                                    Nine Months        Nine Months         (inception)
                                                                       Ended              Ended              through
                                                                      March 31,          March 31,          March 31,
                                                                        2010               2009               2010
                                                                      --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                   $(13,061)          $ (3,600)          $(23,886)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase(Decrease) in Accounts payable and accrued liabilities          --
    Increase(Decrease) in Advance from Officers                          4,995                 --              8,245
                                                                      --------           --------           --------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               (8,066)            (3,600)           (15,641)

CASH FLOWS FROM INVESTING ACTIVITIES

      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                   --                 --                 --
                                                                      --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              20,000                 --             32,500
                                                                      --------           --------           --------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               20,000                 --             32,500
                                                                      --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                         11,934             (3,600)            16,859

CASH AT BEGINNING OF THE PERIOD                                          4,925              5,750                 --
                                                                      --------           --------           --------

CASH AT END OF PERIOD                                                 $ 16,859           $  2,150           $ 16,859
                                                                      ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                            $     --           $     --           $     --
                                                                      ========           ========           ========

  Income Taxes                                                        $     --           $     --           $     --
                                                                      ========           ========           ========


                        See Notes to Financial Statements

                             Saguaro Resources, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                                 March 31, 2010
--------------------------------------------------------------------------------

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

DEPRECIATION, AMORTIZATION AND CAPITALIZATION

The Company records depreciation and amortization, when appropriate, using both straight-line and declining balance methods over the estimated useful life of the assets (five to seven years). Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriate accounts and the resultant gain or loss is included in net income.

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

                                                            As of March 31, 2010
                                                            --------------------

     Net Operating Loss                                           $23,886
     Deferred tax assets                                            8,360
     Other                                                              0
     Gross deferred tax assets                                      8,360
     Valuation allowance                                            8,360
                                                                  -------
     Net deferred tax assets                                      $     0
                                                                  =======

NOTE 4 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is not presently involved in any litigation.

NOTE 5 - GOING CONCERN

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses.

The financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $ 23,886 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statement of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 6 - RELATED PARTY TRANSACTIONS

Lynn Briggs, the sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, thus she may face a conflict in selecting between the Company and her other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

Lynn Briggs, the sole officer and director of the Company, will not be paid for any underwriting services that she performs on behalf of the Company with respect to the Company's upcoming S-1 offering. She will also not receive any interest on any funds that she advances to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering. Advance to her as of March 31, 2010 is $ 8,245.

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

On June 16, 2008, the Company issued a total of 2,500,000 shares of common stock to one director for cash in the amount of $0.005 per share for a total of $12,500.

On January 11, 2010, the Company issued a total of 2,000,000 shares of common stock to twenty five individuals for cash in the amount of $0.01 per share for a total of $20,000.

As of March 31, 2010 and June 30, 2009,  the Company had 4,500,000 and 2,500,000
shares of common stock issued and outstanding respectively.

NOTE 8 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2010 and June 30, 2009:

Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 4,500,000 and 2,500,000 shares issued and outstanding.

NOTE 9 - MINERAL CLAIMS

On June 20, 2008, the Company acquired a 100% interest in the Sky 1-4 Mineral Claims located in the Lida Quadrangle Area, Esmeralda County, Nevada. No proven or probable reserves on the property have been established. The cost of the Mineral Rights was impaired 100% during the quarter ended June 30, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

BUSINESS

Saguaro Resources, Inc. was incorporated in the State of Delaware on February 29, 2008 to engage in the acquisition, exploration and development of natural resource properties. We intend to use the net proceeds from our offering, pursuant to a registration statement filed with the U.S. Securities and Exchange Commission, to develop our business operations. We are an exploration stage company with no revenues and a limited operating history. The principal executive offices are located at 71 The Mead, Darlington, County Durham, DL1 1EU, United Kingdom. The telephone number is 011 44 7753998016.

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

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date. We incurred operating expenses of $3,786 and $100 for the three months ended March 31, 2010 and 2009, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission.

Our net loss from inception (February 29, 2008) through March 31, 2010 was $23,886.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at March 31, 2010 was $16,859 with $8,245 in outstanding liabilities consisting of a note payable to our officer and director for funds she has loaned the company. In order to achieve our exploration program goals we needed the funding of $20,000 from the offering of registered shares pursuant to a registration statement on Form S-1 filed with the SEC under file number 333-162168 which became effective on January 7, 2010. On January 11, 2010, the Company issued a total of 2,000,000 shares of common stock to 25 individuals for cash in the amount of $.01 per share for a total of $20,000 to complete the S-1 offering.

PLAN OF OPERATION

Our plan of operation for the next twelve months is to complete the first phase of the exploration program on our claims consisting of geological mapping, soil sampling and rock sampling. In addition to the $8,500 we anticipate spending for Phase 1 as outlined below, we anticipate spending an additional $6,250 on professional fees, including fees payable in connection with reporting obligations, and $2,250 in general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $17,000. If we experience a shortage of funds prior to funding during the next 12 months, we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for operation expenses, however, she has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. She has also agreed to pay for reclamation costs in the event we experience a shortage of funds during exploration and abandon the claims.

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
                                                                         =======

The geologist has commenced the fieldwork for Phase 1 of the exploration program. We have a verbal agreement with James McLeod, the consulting geologist, who prepared the geology report on our claims, to retain his services for our planned exploration program. We expect this phase to take two weeks to complete and an additional three months for the consulting geologist to receive the results from the assay lab and prepare his report. If Phase 1 of the exploration program is successful, we anticipate commencing Phase 2 in winter of 2010 or spring 2011. We expect this phase to take three weeks to complete and an additional three months for the consulting geologist to receive the results from the assay lab and prepare his report.

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

ITEM 4. CONTROLS AND PROCEDURES

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

As of March 31, 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2010.

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

ITEM 6. EXHIBITS

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

May 6, 2010                  Saguaro Resources, Inc., Registrant


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

May 6, 2010                  Saguaro Resources, Inc., Registrant


                             By: /s/ Lynn Briggs
                                 -----------------------------------------------
                                 Lynn Briggs, President, Secretary and Treasurer Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)