Form 10-K
period 2010-06-30
Saguaro Resources, Inc.
filed 2010-08-17
CIK 1433607

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the fiscal year ended: June 30, 2010
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the transition period from __________________ to __________________

                       Commission file number: 333-162168

                             SAGUARO RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                                 26-2123838
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                                Identification No.)

                 71 The Mead, Darlington, County Durham, DL1 1EU
              (Address of principal executive offices and Zip Code)

                          Telephone 011-44-7753-998016
                          Facsimile 011-44-7006-050347
               Registrant's telephone number, including area code

                                       N/A
          (Former name or former address, if changed since last report)

           Securities registered pursuant to Section 12(b) of the Act
                                      None

           Securities registered pursuant to Section 12(g) of the Act
                                      None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

No market existed for our securities as of the most recently completed fiscal quarter. (1)

(1) The aggregate market value of the voting stock held by non-affiliates is computed by reference to the price of the average bid and asked price of such common equity, as of the last business day of our most recently completed second fiscal quarter.

Note.--If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 4,500,000 shares of common stock are issued and outstanding as of August 13, 2010

                       DOCUMENTS INCORPORATED BY REFERENCE

                                 Not Applicable

                                TABLE OF CONTENTS

PART I

ITEM 1.     BUSINESS.........................................................  1

ITEM 1A.    RISK FACTORS..................................................... 13

ITEM 1B.    UNRESOLVED STAFF COMMENTS........................................ 17

ITEM 2.     PROPERTIES....................................................... 17

ITEM 3.     LEGAL PROCEEDINGS................................................ 17

ITEM 4.     [REMOVED AND RESERVED]........................................... 17

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
            MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES................ 18

ITEM 6.     SELECTED FINANCIAL DATA.......................................... 19

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATION......................................... 20

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....... 23

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................... 24

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL MATTERS............................................ 33

ITEM 9A(T). CONTROLS AND PROCEDURES.......................................... 33

ITEM 9B.    OTHER INFORMATION................................................ 34

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE........... 35

ITEM 11.    EXECUTIVE COMPENSATION........................................... 36

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            AND RELATED STOCKHOLDER MATTERS.................................. 37

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
            INDEPENDENCE..................................................... 38

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES........................... 38

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.......................... 39

SIGNATURES................................................................... 40

                                     PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "ITEM 1A. RISK FACTORS" beginning on page 16, any of which may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management's beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Saguaro" mean Saguaro Resources, Inc., unless the context clearly requires otherwise.

CORPORATE OVERVIEW AND DESCRIPTION OF OUR BUSINESS

Saguaro Resources, Inc. was incorporated in the State of Delaware on February 29, 2008 to engage in the acquisition, exploration and development of natural resource properties. We intend to use the net proceeds from this offering to develop our business operations. (See "Business of the Company" and "Use of Proceeds".) We are an exploration stage company with no revenues or operating history. The principal executive offices are located at 71 The Mead, Darlington, County Durham, DL1 1EU, United Kingdom. The telephone number is 011 44 7753998016.

We received our initial funding of $12,500 through the sale of common stock to our officer and director, Lynn Briggs, who purchased 2,500,000 shares of our common stock at $0.005 per share on June 16, 2008. On January 11, 2010, the Company issued a total of 2,000,000 shares of common stock to 25 individuals for cash in the amount of $.01 per share for a total of $20,000 pursuant to a registration statement on Form S-1 filed with the SEC under file number 333-162168 which became effective on January 7, 2010.

Our financial statements from inception (February 29, 2008) through June 30, 2010 report a net loss of $34,801 and no revenues. Our independent auditor has issued an audit opinion for Saguaro Resources, Inc. which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

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

CURRENT STATUS OF OUR BUSINESS

We are currently conducting exploration activities on the Sky 1-4 Mineral Claims located in Esmeralda County, Nevada that we call the "Sky Property." These exploration activities are being conducted to assess whether it contains any commercially exploitable mineral reserves. Currently there are no known mineral reserves on the property. The source of information contained in this discussion is our geology report prepared by James W. McLeod, P. Geo. dated June 20, 2008.

There is the likelihood of our mineral claims containing little or no economic mineralization or reserves of silver, gold and other minerals. The Sky Property consists of four contiguous, located, lode mineral claims, comprising a total of
82.64 acres and lies in the west central part of Nevada in the Lida Quadrangle, Esmeralda County, Nevada. The region is known for its historic production of lode silver and gold. If our claims do not contain any reserves, all funds that we spend on exploration will be lost. Even if we complete our current exploration program and are successful in identifying a mineral deposit we will be required to expend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve.

We are presently in the exploration stage of our business and we can provide no assurance that any commercially viable mineral deposit exist on our mineral claims, that we will discover commercially exploitable levels of mineral resources on our property, or, if such deposits are discovered, that we will enter into further substantial exploration programs. Further exploration is required before a final determination can be made as to whether our mineral claims possess commercially exploitable mineral deposits. If our claims do not contain any reserves, all funds that we spend on exploration will be lost.

ACQUISITION OF THE SKY MINERAL CLAIMS

In June, 2008, we purchased a 100% undivided interest in the Sky 1-4 Mineral Claims for a price of $3,500 from Western Minerals, Inc. The claims are staked and recorded in the name of Saguaro Resources, Inc. and are in good standing until September 1, 2010. The company is required each year to apply to the Bureau of Land Management to extend the claims for an additional year. The company paid $40 to the Bureau of Land Management for the Maintenance Fee Waiver Certification and also filed an Affadavit of Annual Assessment Work with Esmeralda County and paid $46 in fees..

We engaged James W. McLeod, P. Geo. of Western Minerals, Inc., to prepare a geological evaluation report on the Sky Property and paid him $3,500 for the report. Mr. McLeod is a consulting professional engineer in the Geological Section of the Association of Professional Engineers and Geoscientists of British Columbia and a Fellow of the Geological Association of Canada. Mr. McLeod attended the University of British Columbia and holds a Bachelor of Science degree in geology.

The work completed by Mr. McLeod in preparing the geological report consisted of a review of geological data from previous exploration within the region. The acquisition of this data involved the research and investigation of historical files to locate and retrieve data information acquired by previous exploration companies in the area of the mineral claims.

We received the geological evaluation report on the Sky Property entitled "Review and Recommendations, Sky 1-4 Mineral Claims, Lida Quadrangle 71/2'Map, Esmeralda County, Nevada, USA" prepared by Mr. McLeod on June 20, 2008. The geological report summarizes the results of the history of the exploration of the mineral claims, the regional and local geology of the mineral claims and the mineralization and the geological formations identified as a result of the prior exploration. The geological report also gives conclusions regarding potential mineralization of the mineral claims and recommends a further geological exploration program on the mineral claims. The description of the Sky Property provided below is based on Mr. McLeod's report.

                       [MAP SHOWING THE PROPERTY LOCATION]

REQUIREMENTS OR CONDITIONS FOR RETENTION OF TITLE

In addition to the state regulations, federal regulations require a yearly maintenance fee to keep the claims in good standing. In accordance with Federal regulations, the Sky Property is in good standing to September 1, 2010. A yearly maintenance fee of $125 is required to be paid to the Bureau of Land Management prior to the expiry date to keep the claims in good standing for an additional year. The director is currently completing the paperwork to extend the claim for another year.

DESCRIPTION OF PROPERTY

The property owned by Saguaro Resources, Inc., on which the net proceeds of the offering will be spent, is the Sky 1-4 Mineral Claims which is comprised of four contiguous claims totaling 82.64 acres, located in the Lida Quadrangle, Esmeralda County, Nevada, USA.

The Sky 1-4 mineral claim area is situated 22 airmiles south-southwest of the Town of Goldfield, Nevada. The claims are motor vehicle accessible from the Town of Goldfield by traveling 15 miles south along Highway 95 to the Lida (Cottontail), Highway 266 junction that is then taken to the west for 15 miles to a good gravel road traveling north from the highway. This road is taken 2 miles to the Sky 1-4 mineral claims.

The claims were recorded with the County and the Bureau of Land Management. We have made a filing that discloses our intent to do field work and record it as assessment work with the Bureau of Land Management, Reno, Nevada.

                        [MAP SHOWING THE CLAIM LOCATION]

CLIMATE AND GENERAL PHYSIOGRAPHY

The area experiences about 4" - 8" of precipitation annually of which about 10% may occur as a snow equivalent this amount of precipitation suggests a climatic classification of arid to semi-arid. The summers can experience hot weather, middle 60's to 70's F(degree) average with high spells of 100+F(degree) while the winters are generally more severe than the dry belt to the west and can last from December through February. Temperatures experienced during mid-winter average, for the month of January, from the high 20's to the low 40's F(degree) with low spells down to -20 F(degree).

The physiography of the Sky property is very low east-sloping terrain. The general area with many broad open valleys and moderately high mountain ridges hosts sagebrush and other desert plants on the low hill slopes.

The claim area ranges in elevation from 5,280' - 5,380' mean sea level. The physiographic setting of the property can be described as open desert in a broad valley within a mosaic of moderately rugged mountains on the west and east well beyond the claim boundaries. The area has been surficially altered both by fluvial and wind erosion and the depositional (drift cover) effects of in-filling. Thickness of drift cover in the valleys may vary considerably.

INFRASTRUCTURE

The Towns of Tonopah and Goldfield offer much of the necessary infrastructure required to base and carry-out an exploration program (accommodations, communications, equipment and supplies). Larger or specialized equipment can likely be acquired in the City of Las Vegas lying 209 miles south of Tonopah and 183 miles south of Goldfield by paved road (Highway 95).

Infrastructure such as highways and secondary roads, communications, accommodations and supplies that are essential to carrying-out an exploration and development program are at hand in Goldfield.

REGIONAL GEOLOGY

The regional geology of Nevada is depicted as being underlain by all types of rock units. These appear to range from oldest to youngest in an east to west direction, respectively. Some of the oldest units are found to occur in the southeast corner of the State along the Colorado River. The bedrock units often exhibit a north-south fabric of alternating east-west ranges and valleys. This feature may suggest E-W compression that may have expression as low angle thrust faults on walls of some canyons. Faulting plays a large part in many areas of Nevada and an even larger part in the emplacement of mineral occurrences and ore bodies.

                       [MAP SHOWING THE REGIONAL GEOLOGY]

                  [GRAPHIC LEGEND FOR THE REGIONAL GEOLOGY MAP]

LOCAL GEOLOGY

The local geology about the Sky property which lies approximately 22 airmiles south-southwest of Goldfield, Nevada is seen to occur in a basin-type area of considerable length and width that is surrounded by rock exposure ridges and ranges containing some fairly high peaks. This basin area appears to trend in the direction of from NE of Lida, NV toward the SW of Goldfield, NV some 12-15 miles with an intervening bedrock ridge close to the southern and northern ends of the basin. Near Lida there are a concentration of observed thrust faults while on the Goldfield end there are more high angle faults. In the southern area of the basin near Mount Jackson are observed arcuate-shaped faults and rock unit contacts. It is felt that in an area expressing such noticeable structural changes and relevant peripheral geology that the setting may have been conducive to hydrothermal solutions offering mineralization.

PROPERTY GEOLOGY AND MINERALIZATION

The geology of the Sky property area may be described as being underlain by Quaternary aged and/or desert wash, collovium, alluvium and playa deposits. This younger covered basin within a larger surrounding area of rock exposure and some known mineral occurrences exhibits a good geological setting and a target area in which to conduct mineral exploration.

By far the largest production in the County comes from the vein-type of gold and silver occurrences in quartz fissure vein replacement in either pre-Tertiary volcanic or Tertiary volcanic host rocks.

GEOPHYSICS OF THE SKY 1-4 MINERAL CLAIMS

The aeromagnetic results shown in the following figure are from a survey after U.S.G.S. map GP-753.

The Sky property is seen to lie in a covered basin area between two subtle west-east trending magnetic "highs". There is not much change evident in gradient in the claim area in this in-filled basin of unknown depth, but possibly related to a structural feature that could reflect a rock contact or alteration zone. Ground geophysical surveys may add more detail to our understanding of the possible potential of the claim area. Phase 1 prospecting, mapping and soil geochemistry that was recently completed by the consulting geologist. Management is currently evaluating his Phase 1 report which was issued on May 21, 2010.

                    [MAP SHOWING THE AEROMAGNETIC RESULTS]

DRILLING

No drilling appears to have taken place on the area covered by the Sky 1-4 Mineral Claims, except for the Phase 1 activities undertaken by the consulting geologist..

SAMPLE METHOD AND APPROACH

Standard sampling methods are utilized, for example a rock sample would be acquired from the rock exposure with a hammer. The sample will be roughly 2"x2"x2" of freshly broken material. The sample grid location is recorded with a global positioning system (GPS) that is marked in the logbook after a sample number has been assigned. The sample number would be impressed on an aluminum tag and on a flagging that will be affixed at the sample site for future location.

RESULTS

As exploration work could be conducted and assessed, a decision would be made as to its importance and priority. The next phase of work will be determined by the results from the preceding one. Phase 1 exploration of a two phase approach has been completed, a report on the findings was issued by the consulting geologist on May 21, 2010. Management is currently evaluating the results.

SAMPLE PREPARATION, ANALYSES AND SECURITY

Our rock exposure samples would be taken with known grid relationships that have been tied-in with a hand held global positioning system (GPS).

The samples would be in the possession of the field supervisor of the exploration project.

The relatively new and proprietary method for sampling and analyses called mobile metal ions (MMI) may be very useful in our exploration endeavors. The samples in the desert climates are taken consistently from between 4" and 8" in the soil layer below the organic zone. The samples undergo selective digestion with subsequent analyses for the chosen metal package. The cost of taking the MMI samples and the analyses are more expensive than standard method, but some studied results have been encouraging. All analyses and assaying will be carried-out in a certified laboratory.

DATA VERIFICATION

Previous exploration has not been conducted on this mineral claim area by the geologist, but its good geological setting and interesting aeromagnetic data encourages the recommendation to conduct exploration work on the property. The geologist is confident any information included in his report is accurate and can be utilized in planning further exploration work.

ADJACENT PROPERTIES

The Sky property does have immediately adjacent mineral properties staked about them by un-related persons or parties.

MINERAL PROCESSING AND METALLURGICAL TESTING

No mineral processing or metallurgical testing analyses have been carried out on the Sky Property.

MINERAL RESOURCE AND MINERAL RESERVE ESTIMATES

No mineralization has been encountered to date by geologist and no calculation of any reliable mineral resource or reserve, conforming to currently accepted standards, could be undertaken at this time.

INTERPRETATION AND CONCLUSIONS

The object of the recommendations made in this report are to facilitate in the possible discovery of a large, possibly lower grade mineral deposit of base and/or precious metals or other minerals of economic consideration that have open pit and/or underground mining potential. If such a deposit exists, it may occur under the drift or overburden covered areas of the Sky 1-4 mineral claims.

RECOMMENDATIONS

The geologist believes that the known mineralization encountered to date in neighboring areas is possibly indicative of a larger mineralized system in the general area. The drift covered parts of the property offer a good exploration target because of the possibility of mineralization, good geological setting and generally a lack of exploration testing. Also, remote sensing such as aeromagnetics may indicate possible exploration areas of interest within the Sky 1-4 mineral claims.

Detailed prospecting, mapping and reconnaissance MMI soil geochemical surveys of the claim area should be undertaken if and when the Company is in a position to do so. The following two phase exploration proposal and cost estimate is offered with the understanding that consecutive phases are contingent upon positive and encouraging results being obtained from each preceding phase:

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
                                                                         =======

COMPETITION

We do not compete directly with anyone for the exploration or removal of minerals from our property as we hold all interest and rights to the claims. Readily available commodities markets exist in the U.S. and around the world for the sale of gold, silver and other minerals. Therefore, we will likely be able to sell any gold, silver or other minerals that we are able to recover.

We will be subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as dynamite, and certain equipment such as bulldozers and excavators that we will need to conduct exploration. We have not yet attempted to locate or negotiate with any suppliers of products, equipment or services. If we are unsuccessful in securing the products, equipment and services we need we may have to suspend our exploration plans until we are able to do so.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the United States generally, and in Nevada specifically. We will also be subject to the regulations of the Bureau of Land Management.

PATENTS, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS, OR LABOR CONTRACTS

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any copyright, trademark or patent applications on an ongoing basis.

NEED FOR GOVERNMENT APPROVAL FOR ITS PRODUCTS OR SERVICES

We are not required to apply for or have any government approval for our products or services.

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have not expended funds for research and development costs since inception. EMPLOYEES AND EMPLOYMENT AGREEMENTS

Our only employee is our sole officer, Lynn Briggs, who currently devotes 4-5 hours per week to company matters and after receiving funding she plans to devote as much time as the board of directors determines is necessary to manage the affairs of the company. There are no formal employment agreements between the company and our current employee.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this entire prospectus before investing in our common stock. If any of the following risks occur, our business, operating results, and financial condition could be seriously harmed. The trading price of our common stock, when and if we trade at a later date, could decline due to any of these risks. This could result in you losing all or part of your investment.

RISKS ASSOCIATED WITH OUR COMPANY

WE ARE AN EXPLORATION STAGE COMPANY, BUT HAVE NOT YET COMMENCED EXPLORATION ACTIVITIES ON OUR CLAIMS. WE EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

We were incorporated on February 29, 2008 and to date have been involved primarily in organizational activities and the acquisition of the mineral claim. We have only recently commenced exploration on the Sky Property. Accordingly, we have no way to evaluate the likelihood that our business will be successful. We have not earned any revenues as of the date of this prospectus. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if mineral production is not forthcoming from the claims, we will not be able to continue business operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

WE HAVE YET TO EARN REVENUE AND OUR ABILITY TO SUSTAIN OUR OPERATIONS IS DEPENDENT ON OUR ABILITY TO RAISE FINANCING. AS A RESULT, OUR ACCOUNTANT BELIEVES THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have accrued net losses of $34,801 for the period from our inception to June 30, 2010, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern. Stan J.H. Lee, CPA, our independent auditor, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in Saguaro Resources, Inc. is appropriate.

WITHOUT THE FUNDING FROM THIS OFFERING WE WILL BE UNABLE TO IMPLEMENT OUR BUSINESS PLAN.

We are an exploration stage company with no revenues or operating activities. Our current operating funds are less than necessary to complete the intended exploration program on our mineral claims; as of June 30, 2010, we had cash in the amount of $5,944.

BECAUSE OF THE UNIQUE DIFFICULTIES AND UNCERTAINTIES INHERENT IN MINERAL EXPLORATION VENTURES, WE FACE A HIGH RISK OF BUSINESS FAILURE.

You should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The Sky Property does not contain a known body of any commercial minerals and, therefore, any program conducted on the Sky Property would be an exploratory search of any minerals. There is no certainty that any expenditures made in the exploration of the Sky Property will result in discoveries of any commercial quantities of minerals. Most exploration projects do not result in the discovery of commercially mineable mineral deposits. Problems such as unusual or unexpected formations and other conditions are common to mineral exploration activities and often result in unsuccessful exploration efforts. If the results of our exploration program do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. Our ability to acquire additional claims will be dependent upon our possessing adequate capital resources when needed. If no funding is available, we may be forced to abandon our operations.

WE HAVE NO KNOWN MINERAL RESERVES AND IF WE CANNOT FIND ANY, WE MAY HAVE TO CEASE OPERATIONS.

We have no mineral reserves. If we do not find any commercially exploitable mineral reserves or if we cannot complete the exploration of any mineral reserves, either because we do not have the money to do so or because it is not economically feasible to do so, we may have to cease operations and you may lose your investment. Mineral exploration is highly speculative. It involves many risks and is often non-productive. Even if we are able to find mineral reserves on our property our production capability will be subject to further risks including:

     - The costs of bringing the property into production including exploration work, preparation of production feasibility studies, and construction of production facilities, all of which we have not budgeted for;
     -    The availability and costs of financing;
     -    The ongoing costs of production; and
     -    Risks related to environmental compliance regulations and restraints.

The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the lack of milling facilities and processing equipment near the Sky Property, and other factors such as government regulations, including regulations relating to allowable production, the importing and exporting of minerals, and environmental protection.
Given the above noted risks, the chances of our finding and commercially exploiting reserves on our mineral properties are remote and funds expended on exploration will likely be lost.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no insurance to cover against these hazards. The payment of such liabilities may result in our inability to complete our planned exploration program and/or obtain additional financing to fund our exploration program.

AS WE UNDERTAKE EXPLORATION OF OUR MINERAL CLAIMS, WE WILL BE SUBJECT TO COMPLIANCE WITH GOVERNMENT REGULATION THAT MAY INCREASE THE ANTICIPATED COST OF OUR EXPLORATION PROGRAM.

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the laws of the State of Nevada as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. If we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

     (a)  Water discharge will have to meet drinking water standards;
     (b)  Dust generation will have to be minimal or otherwise re-mediated;
     (c) Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;
     (d) An assessment of all material to be left on the surface will need to be environmentally benign;
     (e)  Ground water will have to be monitored for any potential contaminants;
     (f) The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be remediated; and
     (g) There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. If remediation costs exceed our cash reserves we may be unable to complete our exploration program and have to abandon our operations.

BECAUSE OUR SOLE OFFICER AND/OR DIRECTOR DOES NOT HAVE ANY FORMAL TRAINING SPECIFIC TO THE TECHNICALITIES OF MINERAL EXPLORATION, THERE IS A HIGHER RISK OUR BUSINESS WILL FAIL.

Our sole officer and director is Lynn Briggs. Ms. Briggs has no formal training as a geologist or in the technical aspects of management of a mineral exploration company. Her prior business experiences have primarily been in research and reporting. With no direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Our management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

BECAUSE OUR CURRENT OFFICER/DIRECTOR HAS OTHER BUSINESS INTERESTS, SHE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Ms. Briggs, our officer/director, currently devotes approximately 4-5 hours per week providing management services to us. While she presently possesses adequate time to attend to our interest, it is possible that the demands on her from other obligations could increase, with the result that she would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

OUR DIRECTOR WILL CONTINUE TO EXERCISE SIGNIFICANT CONTROL OVER OUR OPERATIONS, WHICH MEANS AS A MINORITY SHAREHOLDER, YOU WOULD HAVE NO CONTROL OVER CERTAIN MATTERS REQUIRING STOCKHOLDER APPROVAL THAT COULD AFFECT YOUR ABILITY TO EVER RESELL ANY SHARES YOU PURCHASE IN THIS OFFERING.

Our executive officer and director owns 55% of our common stock. She has a significant influence in determining the outcome of all corporate transactions, including the election of directors, approval of significant corporate transactions, changes in control of the company or other matters that could affect your ability to ever resell your shares. Her interests may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

OUR OFFICER AND DIRECTOR, LYNN BRIGGS, RESIDES OUTSIDE THE UNITED STATES MAKING IF DIFFICULT TO EFFECT SERVICE OF PROCESS UPON HER.

Since our officer and director resides outside the United States, substantially all or a portion of her assets are located outside the United States. As a result, it may not be possible for investors to effect service of process within the United States upon her or to enforce against her judgments obtained in United States courts predicated upon the civil liability provisions of the federal securities laws of the United States.

THERE IS A RISK THAT OUR PROPERTY DOES NOT CONTAIN ANY KNOWN BODIES OF ORE RESULTING IN ANY FUNDS SPENT ON EXPLORATION BEING LOST.

There is the likelihood of our mineral claim containing little or no economic mineralization or reserves. There is the possibility that our claim does not contain any reserves, resulting in any funds spent on exploration being lost.

IF WE DISCOVER COMMERCIAL RESERVES OF PRECIOUS METALS ON OUR MINERAL PROPERTY, WE CAN PROVIDE NO ASSURANCE THAT WE WILL BE ABLE TO SUCCESSFULLY ADVANCE THE MINERAL CLAIMS INTO COMMERCIAL PRODUCTION.

If our exploration program is successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to advance the claim into commercial production. Obtaining additional financing would be subject to a number of factors, including the market price for the minerals, investor acceptance of our claims and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. We may be unable to obtain any such funds, or to obtain such funds on terms that we consider economically feasible and you may lose any investment you make in this offering.

IF OUR EXPLORATION PROGRAM IS SUCCESSFUL IN ESTABLISHING ORE OF COMMERCIAL TONNAGE AND GRADE, WE WILL REQUIRE ADDITIONAL FUNDS IN ORDER TO ADVANCE THE CLAIM INTO COMMERCIAL PRODUCTION.

The most likely source of future funds is through the sale of equity capital. Any sale of share capital to raise operating funds will result in dilution to existing shareholders.

IF ACCESS TO OUR MINERAL CLAIMS IS RESTRICTED BY INCLEMENT WEATHER, WE MAY BE DELAYED IN OUR EXPLORATION AND ANY FUTURE MINING EFFORTS.

It is possible that snow or rain could cause the mining roads providing access to our claims to become impassable. If the roads are impassable we would be delayed in our exploration timetable.

BASED ON CONSUMER DEMAND, THE GROWTH AND DEMAND FOR ANY ORE WE MAY RECOVER FROM OUR CLAIMS MAY BE SLOWED, RESULTING IN REDUCED REVENUES TO THE COMPANY.

Our success will be dependent on the growth of demand for ores. If consumer demand slows our revenues may be significantly affected. This could limit our ability to generate revenues and our financial condition and operating results may be harmed.

OUR CONSULTING GEOLOGIST, MR. JAMES MCLEOD, HAS WORKED WITH A NUMBER OF EXPLORATION STAGE COMPANIES WHICH HAVE NOT MOVED FORWARD IN THEIR EXPLORATION ACTIVITIES.

We are dependent on the expertise of our consulting geologist in geology and exploration. Since 1999, Mr. McLeod has been an officer, director, or geologist for over twenty companies, most of which have not moved forward with exploration activities, and at least five of which have changed businesses and completely abandoned exploration activities. If we do not move forward with our exploration activities or our exploration activities do not have favorable results our business could fail.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

We do not currently own any property. We are currently operating out of the premises of our President, Lynn Briggs on a rent free basis during our exploration stage. The office is at 71 The Mead, Darlington, County Durham DL1 1EU, United Kingdom. We consider our current principal office space arrangement adequate and will reassess our needs based upon the future growth of the company.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any our director, officer or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. [REMOVED AND RESERVED]

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our stock is currently listed for trading on the Over-The-Counter Bulletin Board (OTCBB) under the symbol "SAGU". There has been no active trading of our shares.

PENNY STOCK RULES

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the FINRA system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. The shares offered by this prospectus constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

     - contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading;
     - contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended;
     - contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" price for the penny stock and the significance of the spread between the bid and ask price;
     - contains a toll-free telephone number for inquiries on disciplinary actions;
     - defines significant terms in the disclosure document or in the conduct of trading penny stocks; and
     - contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

     -    the bid and offer quotations for the penny stock;
     - the compensation of the broker-dealer and its salesperson in the transaction;
     - the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
     - monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

TRANSFER AGENT

The company's stock transfer agent is Columbia Stock Transfer.

HOLDERS OF COMMON STOCK

As of August 13, 2010, there were 26 holders of record of our common stock. As of such date, 4,500,000 shares were issued and outstanding.

DIVIDENDS

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

None.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

On June 16, 2008, the Company issued a total of 2,500,000 shares of common stock to one director for cash in the amount of $0.005 per share for a total of $12,500.

On January 11, 2010, the Company issued a total of 2,000,000 shares of common stock in the amount of $0.01 per share for a total of $20,000.

As of June 30, 2010 and June 30, 2009, the Company had 4,500,000 and 2,500,000
shares of common stock issued and outstanding respectively.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

On June 16, 2008, the Company issued a total of 2,500,000 shares of common stock to one director for cash in the amount of $0.005 per share for a total of $12,500.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report on Form 10-K.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

We are an exploration stage company. We have commenced very limited operations and we currently have no business revenue. Our assets consist solely of cash. There can be no assurance that we will generate revenues in the future or that we will be able to operate profitably in the future, if at all. We have incurred net losses in each fiscal year since inception of our operations. Our company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings.

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition for the12 months ended June 30, 2010 and June 30, 2009 and the changes between those periods for the respective items are summarized as follows:

WORKING CAPITAL

                                            June 30, 2010        June 30, 2009
                                            -------------        -------------
Current Assets                                 $  5,944             $  4,925
Current Liabilities                               8,245                3,250
                                               --------             --------
Working Capital (deficiency)                   $ (2,301)            $  1,675
                                               ========             ========

The decrease in our working capital was primarily the result of meeting our obligations to pay for our operating expenses during the year ended June 30, 2010.

CASH FLOWS

                                              12 months            12 months
                                                ended                ended
                                            June 30, 2010        June 30, 2009
                                            -------------        -------------
Cash flow used in operating activities         $(18,981)            $   (825)
Cash flow used in investing activities               --                   --
Cash provided by financing activities            20,000                   --
                                               --------             --------
Net decrease in cash                           $  1,019             $   (825)
                                               ========             ========


CASH USED IN OPERATING ACTIVITIES

During the year ended June 30, 2010 we used net cash in operating activities in the amount of $18,981 compared to $825 for the year ended June 30, 2009. The cash used in the year is primarily represented by mineral property expenditures and general administrative expenses.

CASH USED IN INVESTING ACTIVITIES

There was no cash used in investing activities for the year ended June 30, 2010.

CASH PROVIDED BY FINANCING ACTIVITIES

During the years ended June 30, 2010 and 2009, the net cash provided by financing activities was $20,000 and $Nil, respectively.

CASH REQUIREMENTS

As at June 30, 2010, our company has not generated revenues and has accumulated losses of $34,801 since inception. The continuation of our company as a going concern is dependent upon the continued financial support from its shareholders, the ability of our company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding our company's ability to continue as a going concern.

We estimate our expenses for the next twelve months to be approximately $8,500.

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended June 30, 2010.

REVENUES

We are presently in the exploration stage of our business, have not earned any revenues to date, and do not anticipate earning revenues, if ever, until such time as we discover commercially extractable quantities of minerals and enter into commercial production of our current claims, or any other mineral property we may acquire from time to time.

EXPENSES

Our expenses for the 12 months ended June 30, 2010 and 2009 were as follows:

                                                    12 Months Ended June 30,
                                                  2010                  2009
                                                --------              --------
General and administrative                      $ 15,476              $  3,825
Mineral Exploration Costs                          8,500                    --
                                                --------              --------
TOTAL EXPENSES                                  $ 23,976              $  3,825
                                                ========              ========

GENERAL AND ADMINISTRATIVE EXPENSE

General and administration expense which includes office supplies, professional fees, and costs incurred to remain in reporting compliance increased by 304% in the fiscal year ended June 30, 2010 when compared to prior year.

MINERAL EXPLORATION COSTS

During the fiscal year ended June 30, 2010, our expenses associated with mineral property interests increased by 100% when compared to prior year because we commenced exploration activities.

GOING CONCERN

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses.

The financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $34,801 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended June 30, 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements will have no significant impact on the Company and its reporting methods.

SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company reports revenue and expenses using the accrual method of accounting for financial and tax reporting purposes.

ACCOUNTING YEAR-END

Company adopted June 30 for its fiscal year end.

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

OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                               Stan J.H. Lee, CPA
             2160 North Central Rd. Suite 203 * Fort Lee * NJ 07024
                  P.O. Box 436402 * San Ysidro * CA 92143-9402
           619-623-7799 * Fax 619-564-3408 * E-mail) stan2u@gmail.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Saguaro Resources, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheet of Saguaro Resources, Inc. (the "Company") (An Exploration Stage Company) as of June 30, 2010 and 2009 and the related statements of operations, stockholders' deficit and cash flows for the fiscal years then ended . These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Saguaro Resources, Inc. as of June 30, 2010 and 2009 and the results of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company would continue as a going concern. As discussed in notes to the financial statements, the Company has not generated profits to date and has a working capital deficit which raises substantial doubt as to its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Stan J.H. Lee, CPA
-------------------------------
Stan J.H. Lee, CPA
August 6, 2010
Fort Lee, New Jersey

                             Saguaro Resources, Inc.
                        (A Development Stage Enterprise)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                        As of              As of
                                                                       June 30,           June 30,
                                                                         2010               2009
                                                                       --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                 $  5,944           $  4,925
                                                                       --------           --------
TOTAL CURRENT ASSETS                                                      5,944              4,925

OTHER ASSETS                                                                 --                 --
                                                                       --------           --------
TOTAL OTHER ASSETS                                                           --                 --
                                                                       --------           --------

      TOTAL ASSETS                                                     $  5,944           $  4,925
                                                                       ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Advances from an Officer                                             $  8,245           $  3,250
                                                                       --------           --------
TOTAL CURRENT LIABILITIES                                                 8,245              3,250

      TOTAL LIABILITIES                                                   8,245              3,250

STOCKHOLDERS' EQUITY
  Common stock, ($0.0001 par value, 100,000,000 shares
   authorized; 4,500,000 and 2,500,000 shares issued and
   outstanding as of June 30, 2010 and June 30, 2009 respectively           450                250
  Additional paid-in capital                                             32,050             12,250
  Deficit accumulated during development stage                          (34,801)           (10,825)
                                                                       --------           --------
TOTAL STOCKHOLDERS' EQUITY                                               (2,301)             1,675
                                                                       --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                         $  5,944           $  4,925
                                                                       ========           ========


                        See Notes to Financial Statements

                             Saguaro Resources, Inc.
                        (A Development Stage Enterprise)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                        February 29, 2008
                                                                                           (inception)
                                                 Year Ended           Year Ended            through
                                                  June 30,             June 30,             June 30,
                                                    2010                 2009                 2010
                                                 ----------           ----------           ----------
REVENUES
  Revenues                                       $       --           $       --           $       --
                                                 ----------           ----------           ----------
TOTAL REVENUES                                           --                   --                   --

GENERAL & ADMINISTRATIVE EXPENSES                    15,476                3,825               19,301
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES             (15,476)              (3,825)             (19,301)
                                                 ----------           ----------           ----------
OTHER INCOME (EXPENSE)
   Impairement of mining rights                          --                   --               (7,000)
   Exploration costs - Phase 1                       (8,500)                  --               (8,500)
                                                 ----------           ----------           ----------
TOTAL OTHER INCOME (EXPENSE)                         (8,500)                  --              (15,500)
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $  (23,976)          $   (3,825)          $  (34,801)
                                                 ==========           ==========           ==========

BASIC EARNINGS PER SHARE                         $    (0.01)          $    (0.00)
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        3,436,986            2,500,000
                                                 ==========           ==========


                        See Notes to Financial Statements

                             Saguaro Resources, Inc.
                        (A Development Stage Enterprise)
                  Statements of Changes in Shareholders' Equity
--------------------------------------------------------------------------------

                                                                                                Deficit
                                                          Common Stock         Additional       During
                                                       -------------------       Paid-in      Development
                                                       Shares       Amount       Capital         Stage         Total
                                                       ------       ------       -------         -----         -----
BALANCE, FEBRUARY 29, 2008 (INCEPTION)                      --      $   --      $     --      $      --      $     --

Commn stock issued,June 16, 2008  at $.005
 per share                                           2,500,000         250        12,250             --        12,500

Loss for the period beginning February 29, 2008
 (inception) to June 30, 2008                                                                    (7,000)       (7,000)
                                                    ----------      ------      --------      ---------      --------

BALANCE, JUNE 30, 2008                               2,500,000         250        12,250         (7,000)        5,500
                                                    ==========      ======      ========      =========      ========

Loss for the fiscal year ended June 30, 2009                                                     (3,825)       (3,825)
                                                    ----------      ------      --------      ---------      --------

BALANCE, JUNE 30, 2009                               2,500,000         250        12,250        (10,825)        1,675
                                                    ==========      ======      ========      =========      ========

Common stock issued, January 11, 2010 at
 $0.01 per share                                     2,000,000         200        19,800                       20,000

Loss for the fiscal year ended June 30, 2010                                                    (23,976)      (23,976)
                                                    ----------      ------      --------      ---------      --------

BALANCE, JUNE 30, 2010                               4,500,000      $  450      $ 32,050      $ (34,801)     $ (2,301)
                                                    ==========      ======      ========      =========      ========


                       See Notes to Financial Statements

                             Saguaro Resources, Inc.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                         February 29, 2008
                                                                                                           (inception)
                                                                      Year Ended         Year Ended          through
                                                                       June 30,           June 30,           June 30,
                                                                         2010               2009               2010
                                                                       --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(23,976)          $ (3,825)          $(34,801)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase(Decrease) in Accounts payable and accrued liabilities
    Increase(Decrease) in Advance from Officers                           4,995              3,000              8,245
                                                                       --------           --------           --------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                (18,981)              (825)           (26,556)

CASH FLOWS FROM INVESTING ACTIVITIES

     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                     --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                               20,000                 --             32,500
                                                                       --------           --------           --------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 20,000                 --             32,500
                                                                       --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                           1,019               (825)             5,944

CASH AT BEGINNING OF YEAR                                                 4,925              5,750                 --
                                                                       --------           --------           --------

CASH AT END OF YEAR                                                    $  5,944           $  4,925           $  5,944
                                                                       ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --           $     --
                                                                       ========           ========           ========

  Income Taxes                                                         $     --           $     --           $     --
                                                                       ========           ========           ========


                        See Notes to Financial Statements

                             Saguaro Resources, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             June 30, 2010 and 2009
--------------------------------------------------------------------------------

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

ACCOUNTING YEAR-END

Company adopted June 30 for its fiscal year end.

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

                                                 As of June 30, 2010
                                                 -------------------

            Gross deferred tax assets                $ 12,180
            Valuation allowance                       (12,180)
                                                     --------

                                                     $      0
            Net deferred tax assets                  ========

NOTE 4 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is not presently involved in any litigation.

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements will have no significant impact on the Company and its reporting methods.

NOTE 6 - GOING CONCERN

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses.

The financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $ 34,801 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statement of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 7 - RELATED PARTY TRANSACTIONS

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

As of June 30, 2010, the Company owes $ 8,245 to a sole officer of the Company. The indebtness has no fixed maturity and carries no interest.

NOTE 8 - STOCK TRANSACTIONS

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

On June 16, 2008, the Company issued a total of 2,500,000 shares of common stock to one director for cash in the amount of $0.005 per share for a total of $12,500

On January 11, 2010, the Company issued a total of 2,000,000 shares of common stock in the amount of $0.01 per share for a total of $20,000

As of June 30, 2010 and June 30, 2009,  the Company had  4,500,000 and 2,500,000
shares of common stock issued and outstanding respectively.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2010 and June 30, 2009:

Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 4,500,000 and 2,500,000 shares issued and outstanding respectively.

NOTE 10 - MINERAL CLAIMS

On June 20, 2008, the Company acquired a 100% interest in the Sky 1-4 Mineral Claims located in the Lida Quadrangle Area, Esmeralda County, Nevada. No proven or probable reserves on the property have been established. The cost of the Mineral Rights was impaired 100% as of June 30, 2008.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our principal executive and principal financial officer evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to our principal executive officer and our principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, management concluded that as of the period covered by this Annual Report on Form 10-K, these disclosure controls and procedures were not effective.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2010.

Based on its evaluation under the framework in Internal Control--Integrated Framework , issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of June 30, 2010, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Based on this evaluation, our management concluded that as of the end of the fiscal year covered by this report on Form 10-K, we have the following material weaknesses in our internal control over financial reporting:

     (i) Lack of a sufficient number of independent directors for our board and audit committee. As a publicly-traded company, we should strive to have a majority of our board of directors be independent;
     (ii) Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the fiscal year ended June 30, 2010, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected;
     (iii) Our company's management does not have sufficient technical accounting knowledge relating to accounting for options granted to directors and officers, and employees;

     (iv) Our company's management does not have sufficient technical accounting knowledge relating to accounting for income taxes;
     (v) Our company's management does not have sufficient technical knowledge in the preparation of financial statements; and,
     (vi) Insufficient corporate governance policies. Our corporate governance activities and processes are not always formally documented. Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management.

The full list of these weaknesses was discovered by our management during the performance of its evaluation of our disclosure controls and procedures and internal control over financial reporting as described above. Some of these weaknesses were known to our management previously. Our management believes that these weaknesses have existed in our company since inception.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fiscal year ended June 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PLAN FOR REMEDIATION OF MATERIAL WEAKNESSES

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate our material weaknesses when we are able to do so financially and when the timing is appropriate for our company. We do not know what further measures we will take, when we will take them or how much they will cost.

ATTESTATION REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management's report in this annual report.

CERTIFICATIONS

Certifications with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this annual report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

As at August 13, 2010, our directors and executive officers, their age, positions held, and duration of such, are as follows:

                                                              Date First Elected
    Name           Position Held with our Company      Age       or Appointed
    ----           ------------------------------      ---       ------------

Lynn Briggs        President, CEO, CFO, Secretary,     57      February 29, 2008
                   Treasurer and Sole Director

Lynn Briggs is the promoter of Saguaro Resources, Inc., as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Ms. Briggs has no formal training as a geologist or in the technical or managerial aspects of management of a mineral exploration company. Her prior business experiences have primarily been in research and reporting and not in the mineral exploration industry. Accordingly, we will have to rely on the technical services of others to advise us on the managerial aspects specifically associated with a mineral exploration company. We do not have any employees who have professional training or experience in the mining industry. We rely on independent geological consultants to make recommendations to us on work programs on our property, to hire appropriately skilled persons on a contract basis to complete work programs and to supervise, review, and report on such programs to us.

TERM OF OFFICE

Our director is appointed to hold office until the next annual meeting of our stockholders or until her successor is elected and qualified, or until she resigns or is removed in accordance with the provisions of the Delaware Revised Statutes. Our officer is appointed by our Board of Directors and holds office until removed by the Board. The Board of Directors has no nominating, auditing or compensation committees.

SIGNIFICANT EMPLOYEES

We have no significant employees other than our officer and/or director, Ms. Lynn Briggs. Ms. Briggs currently devotes approximately 4-5 hours per week to company matters. After receiving funding per our business plan Ms. Briggs intends to devote as much time as the Board of Directors deem necessary to manage the affairs of the company.

Ms. Briggs has not been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limited her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

Ms. Briggs has not been convicted in any criminal proceeding (excluding traffic violations) nor is she subject of any currently pending criminal proceeding.

We conduct our business through agreements with consultants and arms-length third parties. Currently, we have no formal consulting agreements in place. We have a verbal arrangement with the consulting geologist currently conducting the exploratory work on the Sky Property. We pay the consulting geologist the usual and customary rates received by geologists performing similar consulting services.

RESUME

Lynn Briggs - Ms. Briggs serves as President and Director of Saguaro Resources, Inc. from 2008 to current. From 2006 to current, Ms. Briggs writes articles for the Northern Echo, a newspaper located in Darlington, County Durham. From 2001 to current, she serves as a researcher for Mr. Mike Amos, a reporter with the Northern Echo, Darlington, County Durham. Ms. Briggs was store supervisor from 1996-2000 for HMV Records in Strongsville, Ohio. She currently serves as volunteer with the Royal Theatrical Fund, London from 2004 to current.

CODE OF ETHICS

We have not adopted a Code of Ethics applicable to all of our directors, officers, employees and consultants, as defined by applicable rules of the SEC. Since we have only one officer and director we did not feel it necessary at this time. When our activities expand and we have more employees we will adopt a code of ethics.

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

Currently, Lynn Briggs, our officer and director, receives no compensation for her services during the exploration stage of our business operations. She is reimbursed for any out-of-pocket expenses that she incurs on our behalf. In the future, we may approve payment of salaries for officers and directors, but currently no such plans have been approved. We do not have any employment agreements in place with our sole officer and director. We also do not currently have any benefits, such as health or life insurance, available to our employees.

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Lynn Briggs,    2009     0         0           0            0          0            0             0         0
President,      2008     0         0           0            0          0            0             0         0
CEO, CFO
and Director

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------

Lynn          0              0              0           0           0           0            0           0            0
Briggs

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----
Lynn Briggs         0         0           0            0                0               0            0

There are no current employment agreements between the company and its officer/director.

On June 16, 2008, a total of 2,500,000 shares of common stock were issued to Lynn Briggs in exchange for cash in the amount of $12,500 or $0.005 per share. The terms of this stock issuance was as fair to the company, in the opinion of the board of director, as if it could have been made with an unaffiliated third party.

Ms. Briggs currently devotes approximately 4-5 hours per week to manage the affairs of the company. She has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of September 30, 2009 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

                                                               Amount and Nature      Percentage of
                                                                 of Beneficial           Common
Title of Class     Name and Address of Beneficial Owner            Ownership             Stock(1)
--------------     ------------------------------------            ---------             --------
Common Stock             Lynn Briggs, Director                     2,500,000               100%
                         71 The Mead                                 Direct
                         Darlington,
                         County Durham
                         DL1 1EU
                         United Kingdom

Common Stock             Officer and/or director as a Group        2,500,000               100%

HOLDERS OF MORE THAN 5% OF OUR COMMON STOCK

----------
(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 30, 2010. As of June 30, 2010, there were 4,500,000 shares of our common stock issued and outstanding.

FUTURE SALES BY EXISTING STOCKHOLDERS

A total of 2,500,000 shares have been issued to the existing stockholder, all of which are held by our sole officer/director and are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition. Any sale of shares held by the existing stockholder (after applicable restrictions expire) and/or the sale of shares purchased in this offering (which would be immediately resalable after the offering), may have a depressive effect on the price of our common stock in any market that may develop, of which there can be no assurance.

Our principal shareholder does not have any current plans to sell her shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

Lynn Briggs is our sole officer/director. We are currently operating out of the premises of Ms. Briggs on a rent-free basis for administrative purposes. There is no written agreement or other material terms or arrangements relating to said arrangement.

On June 16, 2008, the Company issued a total of 2,500,000 shares of common stock to Lynn Briggs for cash at $0.005 per share for a total of $12,500.

As of June 30, 2010 Ms. Briggs had advanced the company funds in the amount of $8,245. This loan is interest free and payable on demand.

We do not currently have any conflicts of interest by or among our current officer, director, key employee or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do prior to hiring any additional employees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

For the period ended June 30, 2010 and June 30, 2009, the aggregate fees billed by Stan J.H. Lee, CPA for professional services rendered for the audit of our financial statements were:

                                          Year Ended        Year Ended
                     Fees                June 30, 2010     June 30, 2009
                     ----                -------------     -------------

               Audit Fees                  $  3,500          $  3,250
               Audit Related Fees                --                --
               Tax Fees                          --                --
               Other Fees                     4,000 *              --
                                           --------          --------
               Total Fees                  $  7,500          $  3,250
                                           ========          ========

----------
* Fees related to the review of the quarterly financial statements

POLICY ON PRE-APPROVAL BY AUDIT COMMITTEE OF SERVICES PERFORMED BY INDEPENDENT AUDITOR

We do not use Stan J.H. Lee, CPA for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Stan J.H. Lee, CPA to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before an auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

     *    approved by our audit committee; or
     * entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

The board of directors pre-approves all services provided by our independent auditor. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Stan J.H. Lee, CPA and believes that the provision of services for activities unrelated to the audit is compatible with maintaining auditor independence.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits required by Item 601 of Regulation S-K:

Exhibit
Number                                Description
------                                -----------

3.1 Articles of Incorporation (attached as an exhibit to our Form S-1 Registration Statement, filed on September 28, 2009)

3.2 Bylaws (attached as an exhibit to our Form S-1 Registration Statement, filed on September 28, 2009)

31.1*      Section 302 Certification under Sarbanes-Oxley Act Of 2002

32.1*      Section 906 Certification under Sarbanes- Oxley Act Of 2002

----------
* Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 13, 2010              Saguaro Resources, Inc., Registrant


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

August 13, 2010                Saguaro Resources, Inc., Registrant


                               By: /s/ Lynn Briggs
                                 -----------------------------------------------
                                 Lynn Briggs, President, Secretary and Treasurer Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)