Form 10-Q
period 2010-09-30
Saguaro Resources, Inc.
filed 2010-10-22
CIK 1433607

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,500,000 shares as of October 20, 2010

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the three and nine month periods ended September 30, 2010, prepared by the company, immediately follow.

                             Saguaro Resources, Inc.
                        (A Development Stage Enterprise)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                         As of              As of
                                                                      September 30,        June 30,
                                                                          2010               2010
                                                                        --------           --------
                                                                       (Unaudited)         (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $    944           $  5,944
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                         944              5,944
                                                                        --------           --------

      TOTAL ASSETS                                                      $    944           $  5,944
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Advances from an Officer                                                 8,245              8,245
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                  8,245              8,245

      TOTAL LIABILITIES                                                    8,245              8,245

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.0001 par value, 100,000,000 shares
   authorized; 4,500,000 shares issued and outstanding
   as of September 30, 2010 and June 30, 2010                                450                450
  Additional paid-in capital                                              32,050             32,050
  Deficit accumulated during development stage                           (39,801)           (34,801)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      (7,301)            (2,301)
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $    944           $  5,944
                                                                        ========           ========


                        See Notes to Financial Statements

                             Saguaro Resources, Inc.
                        (A Development Stage Enterprise)
                       Statement of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                        February 29, 2008
                                                Three Months         Three Months          (inception)
                                                   Ended                Ended               through
                                                September 30,        September 30,        September 30,
                                                    2010                 2009                 2010
                                                 ----------           ----------           ----------
REVENUES
  Revenues                                       $       --           $       --           $       --
                                                 ----------           ----------           ----------
TOTAL REVENUES                                           --                   --                   --

GENERAL & ADMINISTRATIVE EXPENSES                     5,000                6,595               24,301
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES              (5,000)              (6,595)             (24,301)
                                                 ----------           ----------           ----------
OTHER INCOME (EXPENSE)
  Impairement of mining rights                           --                   --               (7,000)
  Exploration costs - phase 1                            --                   --               (8,500)
                                                 ----------           ----------           ----------
TOTAL OTHER INCOME (EXPENSE)                             --                   --              (15,500)
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $   (5,000)          $   (6,595)          $  (39,801)
                                                 ==========           ==========           ==========

BASIC EARNINGS PER SHARE                         $    (0.00)          $    (0.00)
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        4,500,000            2,500,000
                                                 ==========           ==========


                        See Notes to Financial Statements

                             Saguaro Resources, Inc.
                        (A Development Stage Enterprise)
             Statements of Changes in Shareholders' Equity (Deficit)
--------------------------------------------------------------------------------

                                                                                                Deficit
                                                          Common Stock         Additional       During
                                                       -------------------       Paid-in      Development
                                                       Shares       Amount       Capital         Stage         Total
                                                       ------       ------       -------         -----         -----
BALANCE, FEBRUARY 29, 2008 (INCEPTION)                      --      $   --      $     --      $      --      $     --

Commn stock issued, June 16, 2008  at $.005
 per share                                           2,500,000         250        12,250             --        12,500

Loss for the period beginning February 29, 2008
 (inception) to June 30, 2008                                                                    (7,000)       (7,000)
                                                    ----------      ------      --------      ---------      --------

BALANCE, JUNE 30, 2008 (AUDITED)                     2,500,000         250        12,250         (7,000)        5,500
                                                    ==========      ======      ========      =========      ========

Loss for the fiscal year ended June 30, 2009                                                     (3,825)       (3,825)
                                                    ----------      ------      --------      ---------      --------

BALANCE, JUNE 30, 2009 (AUDITED)                     2,500,000         250        12,250        (10,825)        1,675
                                                    ==========      ======      ========      =========      ========

Common stock issued, January 11, 2010 at
 $0.01 per share                                     2,000,000         200        19,800                       20,000

Loss for the fiscal year ended June 30, 2010                                                    (23,976)      (23,976)
                                                    ----------      ------      --------      ---------      --------

BALANCE, JUNE 30, 2010 (AUDITED)                     4,500,000         450        32,050        (34,801)       (2,301)
                                                    ==========      ======      ========      =========      ========

Loss for the three months ended September 30, 2010                                               (5,000)       (5,000)
                                                    ----------      ------      --------      ---------      --------

BALANCE, SEPTEMBER 30, 2010 (UNAUDITED)              4,500,000      $  450      $ 32,050      $ (39,801)     $ (7,301)
                                                    ==========      ======      ========      =========      ========


                        See Notes to Financial Statements

                            Saguaro Resources, Inc.
                        (A Development Stage Enterprise)
                      Statement of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                           February 29, 2008
                                                                        Three Months         (inception)
                                                                           Ended               through
                                                                        September 30,        September 30,
                                                                            2010                 2010
                                                                          --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                       $ (5,000)            $(39,801)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase(Decrease) in Accounts payable and accrued liabilities              --                   --
    Increase(Decrease) in Advance from Officers                                 --                8,245
                                                                          --------             --------
     NET CASH USED IN OPERATING ACTIVITIES                                  (5,000)             (31,556)

CASH FLOWS FROM INVESTING ACTIVITIES

     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                        --                   --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                      --                  450
  Additional paid-in capital                                                    --               32,050
                                                                          --------             --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                  --               32,500
                                                                          --------             --------

NET INCREASE (DECREASE) IN CASH                                             (5,000)                 944

CASH AT BEGINNING OF THE PERIOD                                              5,944                   --
                                                                          --------             --------

CASH AT END OF THE PERIOD                                                 $    944             $    944
                                                                          ========             ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
  Interest                                                                $     --             $     --
                                                                          ========             ========

  Income Taxes                                                            $     --             $     --
                                                                          ========             ========


                        See Notes to Financial Statements

                             Saguaro Resources, Inc.
                         (An Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2010
--------------------------------------------------------------------------------

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

INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended June 30, 2010

USE OF ESTIMATES

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

INCOME TAXES

The Company accounts for its income taxes in accordance with Codifications topic
740. "Income Taxes" which requires an asset and liability approach for the financial accounting and reporting of income taxes. Under topic 740, a liability method is used whereby deferred tax assets and liabilities are determined based on temporary differences between basis used for financial reporting and income tax reporting purposes. Income taxes are provided based on tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not, that the Company will not realize the tax assets through future operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 825, "Disclosures about Fair Value of Financial Instruments", requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The Company's financial instruments consist primarily of cash and certain investments.

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

                                                        As of September 30, 2010
                                                        ------------------------

     Gross deferred tax assets                                 $ 13,930
     Valuation allowance                                        (13,930)
                                                               --------
                                                               $      0
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

The financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $ 39,801 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statement of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

As of September 30, 2010, the Company owes $ 8,245 to a sole officer of the Company. The indebtness has no fixed maturity and carries no interest.

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

As of September 30, 2010 and June 30, 2010, the Company had 4,500,000 shares of common stock issued and outstanding respectively.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2010 and June 30, 2010:

Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 4,500,000 shares issued and outstanding respectively.

NOTE 10 - MINERAL CLAIMS

On June 20, 2008, the Company acquired a 100% interest in the Sky 1-4 Mineral Claims located in the Lida Quadrangle Area, Esmeralda County, Nevada. No proven or probable reserves on the property have been established. The cost of the Mineral Rights was impaired 100% as of June 30, 2008.

NOTE 11 - SUBSEQUENT EVENTS

In  accordance  with ASC 855,  Subsequent  Events,  the  Company  has  evaluated subsequent events through the date of issuance of the reviewed financial statements. During this period, the Company did not have any material recognizable subsequent events.

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

We currently own a 100% undivided interest in a mineral property, the Sky 1-4 Mineral Claims (known as the "Sky Property"). The Sky Property consists of an area of 82.64 acres located in the Lida Quadrangle, Esmeralda County, Nevada. Title to the Sky Property is held by Saguaro Resources, Inc. We carried out exploration on the Sky Property, however; the Phase 1 data rendered poor results. It is not likely that further study of the claim will yield any better result. Management, with the prime objective of maximizing shareholder value, is considering the options of obtaining additional funds to seek additional claims for exploration or an outright sale of the company.

We have not earned any revenues to date and we do not anticipate earning revenues until such time as we enter into commercial production of our mineral property. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources.

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date. We incurred operating expenses of $5,000 and $6,595 for the three months ended September 30, 2010 and 2009, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission.

Our net loss from inception (February 29, 2008) through September 30, 2010 was $39,801.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at September 30, 2010 was $944 with $8,245 in outstanding liabilities consisting of a note payable to our officer and director for funds she has loaned the company. In order to achieve our exploration program goals we needed the funding of $20,000 from the offering of registered shares pursuant to a registration statement on Form S-1 filed with the SEC under file number 333-162168 which became effective on January 7, 2010. On January 11, 2010, the Company issued a total of 2,000,000 shares of common stock to 25 individuals for cash in the amount of $.01 per share for a total of $20,000 to complete the S-1 offering.

PLAN OF OPERATION

The Phase 1 exploration program data rendered poor results. It is not likely that further study of the claim will yield any better result. Management, with the prime objective of maximizing shareholder value, is considering the options of obtaining additional funds to seek additional claims for exploration or an outright sale of the company.

Total expenditures over the next 12 months are expected to be approximately $7,500. If we experience a shortage of funds prior to funding during the next 12 months, we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for operation expenses, however, she has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

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

As of September 30, 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2010.

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

October 20, 2010          Saguaro Resources, Inc., Registrant


                          By: /s/ Lynn Briggs
                              --------------------------------------------------
                              Lynn Briggs, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

October 20, 2010          Saguaro Resources, Inc., Registrant


                          By: /s/ Lynn Briggs
                              --------------------------------------------------
                              Lynn Briggs, President, Secretary and Treasurer Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)