Form 10-Q
period 2010-12-31
Saguaro Resources, Inc.
filed 2011-02-08
CIK 1433607

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

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

            Telephone 011-44-7758-243888 Facsimile 011-44-7006-050347
                     (Telephone number, including area code)

                         Robert Weaver, Attorney at Law
                                 721 Devon Court
                               San Diego, CA 92109
                 Telephone (858)488-4433 Facsimile (858)997-2124
            (Name, address and telephone number of agent for service)

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,500,000 shares as of February 8, 2011

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the three and six month periods ended December 31, 2010, prepared by the company, immediately follow.

                             Saguaro Resources, Inc.
                        (A Development Stage Enterprise)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                         As of              As of
                                                                       December 31,        June 30,
                                                                          2010               2010
                                                                        --------           --------
                                                                       (UNAUDITED)         (AUDITED)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $      9           $  5,944
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                           9              5,944
                                                                        --------           --------

      TOTAL ASSETS                                                      $      9           $  5,944
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Advances from Officers                                                   9,905              8,245
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                  9,905              8,245

      TOTAL LIABILITIES                                                    9,905              8,245

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.0001 par value, 100,000,000 shares
   authorized; 4,500,000 shares issued and outstanding
   as of December 31, 2010 and June 30, 2010                                 450                450
  Additional paid-in capital                                              32,050             32,050
  Deficit accumulated during development stage                           (42,396)           (34,801)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      (9,896)            (2,301)
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $      9           $  5,944
                                                                        ========           ========


                        See Notes to Financial Statements

                             Saguaro Resources, Inc.
                        (A Development Stage Enterprise)
                       Statement of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                                        February 29, 2008
                                          Three Months    Three Months     Six Months      Six Months      (inception)
                                             Ended           Ended           Ended           Ended           through
                                           December 31,    December 31,    December 31,    December 31,    December 31,
                                              2010            2009            2010            2009            2010
                                           ----------      ----------      ----------      ----------      ----------
REVENUES
  Revenues                                 $       --      $       --      $       --      $       --      $       --
                                           ----------      ----------      ----------      ----------      ----------
TOTAL REVENUES                                     --              --              --              --              --

GENERAL & ADMINISTRATIVE EXPENSES               2,595           2,680           7,595           9,275          26,896
                                           ----------      ----------      ----------      ----------      ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES        (2,595)         (2,680)         (7,595)         (9,275)        (26,896)
                                           ----------      ----------      ----------      ----------      ----------
OTHER INCOME (EXPENSE)
  Impairement of mining rights                     --              --              --              --          (7,000)
  Exploration costs - Phase 1                      --              --              --              --          (8,500)
                                           ----------      ----------      ----------      ----------      ----------
TOTAL OTHER INCOME (EXPENSE)                       --              --              --              --         (15,500)
                                           ----------      ----------      ----------      ----------      ----------

NET INCOME (LOSS)                          $   (2,595)     $   (2,680)     $   (7,595)     $   (9,275)     $  (42,396)
                                           ==========      ==========      ==========      ==========      ==========

BASIC EARNINGS PER SHARE                   $    (0.00)     $    (0.00)     $    (0.00)     $    (0.00)
                                           ==========      ==========      ==========      ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                  4,500,000       4,500,000       4,500,000       4,500,000
                                           ==========      ==========      ==========      ==========


                        See Notes to Financial Statements

                             Saguaro Resources, Inc.
                        (A Development Stage Enterprise)
             Statements of changes in Shareholders' Equity (Deficit)
--------------------------------------------------------------------------------

                                                                                                Deficit
                                                          Common Stock         Additional       During
                                                       -------------------       Paid-in      Development
                                                       Shares       Amount       Capital         Stage         Total
                                                       ------       ------       -------         -----         -----
BALANCE, FEBRUARY 29, 2008 (INCEPTION)                      --      $   --      $     --      $      --      $     --

Commn stock issued, June 16, 2008  at $.005
 per share                                           2,500,000         250        12,250             --        12,500

Loss for the period beginning February 29, 2008
 (inception) to June 30, 2008                                                                    (7,000)       (7,000)
                                                    ----------      ------      --------      ---------      --------

BALANCE, JUNE 30, 2008 (AUDITED)                     2,500,000         250        12,250         (7,000)        5,500
                                                    ==========      ======      ========      =========      ========

Loss for the fiscal year ended June 30, 2009                                                     (3,825)       (3,825)
                                                    ----------      ------      --------      ---------      --------

BALANCE, JUNE 30, 2009 (AUDITED)                     2,500,000         250        12,250        (10,825)        1,675
                                                    ==========      ======      ========      =========      ========
Common stock issued, January 11, 2010 at
 $0.01 per share                                     2,000,000         200        19,800                       20,000

Loss for the fiscal year ended June 30, 2010                                                    (23,976)      (23,976)
                                                    ----------      ------      --------      ---------      --------

BALANCE, JUNE 30, 2010 (AUDITED)                     4,500,000         450        32,050        (34,801)       (2,301)
                                                    ==========      ======      ========      =========      ========

Loss for the six months ended December 31, 2010                                                  (7,595)       (7,595)
                                                    ----------      ------      --------      ---------      --------

BALANCE, DECEMBER 31, 2010 (UNAUDITED)               4,500,000      $  450      $ 32,050      $ (42,396)     $ (9,896)
                                                    ==========      ======      ========      =========      ========


                       See Notes to Financial Statements

                             Saguaro Resources, Inc.
                        (A Development Stage Enterprise)
                       Statement of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                                        February 29, 2008
                                                                     Six Months         Six Months         (inception)
                                                                       Ended              Ended              through
                                                                     December 31,       December 31,       December 31,
                                                                        2010               2009               2010
                                                                      --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                   $ (7,595)          $ (9,275)          $(42,396)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase(Decrease) in Accounts payable and accrued liabilities          --              4,995                 --
    Increase(Decrease) in Advance from Officers                          1,660                 --              9,905
                                                                      --------           --------           --------
       NET CASH USED IN OPERATING ACTIVITIES                            (5,935)            (4,280)           (32,491)

CASH FLOWS FROM INVESTING ACTIVITIES

       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                  --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                  --                 --                450
  Additional paid-in capital                                                --                 --             32,050
                                                                      --------           --------           --------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                            --                 --             32,500
                                                                      --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                         (5,935)            (4,280)                 9

CASH AT BEGINNING OF THE PERIOD                                          5,944              4,925                 --
                                                                      --------           --------           --------

CASH AT END OF THE PERIOD                                             $      9           $    645           $      9
                                                                      ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
  Interest                                                            $     --           $     --           $     --
                                                                      ========           ========           ========

  Income Taxes                                                        $     --           $     --           $     --
                                                                      ========           ========           ========


                        See Notes to Financial Statements

                             Saguaro Resources, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2010
--------------------------------------------------------------------------------

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

INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended June 30, 2010

USE OF ESTIMATES

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

                                                         As of December 31, 2010
                                                         -----------------------

     Gross deferred tax assets                                  $ 14,839
     Valuation allowance                                        $(14,839)
                                                                --------
                                                                $      0
     Net deferred tax assets                                    ========

NOTE 4 - COMMITMENTS AND CONTINGENCIES

ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT

On December 29, 2010, the Company entered into a Share Exchange Agreement (the "Exchange Agreement") by and among the Company, InspireMD Ltd., a company incorporated under the laws of the State of Israel ("InspireMD"), and shareholders of InspireMD that are signatory thereto (the "Shareholders"). Upon closing of the transactions contemplated under the Exchange Agreement (the "Share Exchange"), the Shareholders have agreed to transfer all of the ordinary shares of InspireMD held by them (the "Company Shares") for at least 6.67 newly issued shares of common stock, par value $0.0001 per share, of the Company (the "Registrant Stock"). Additional shareholders of InspireMD may agree to participate in the Share Exchange by executing a joinder to the Exchange Agreement, and upon doing so, shall be deemed to be "Shareholders" for the purposes of the Exchange Agreement. The final exchange ratio will be agreed upon by the Company and InspireMD at the time of the closing of the Share Exchange.

In connection with the Share Exchange, each holder of options and warrants to purchase Company Shares will exchange such InspireMD options and warrants for options and warrants to purchase shares of common stock of the Company. The terms of the Company stock options and warrants to be issued in the Share Exchange will be substantially similar to the terms of InspireMD stock options and warrants outstanding prior to such Share Exchange, except that exercise price and number of shares issuable upon exercise thereof will be proportionally adjusted to reflect the exchange ratio in the Share Exchange.

Upon the closing of the Share Exchange, the Company's sole officer and director will resign, and InspireMD will appoint new directors to the Company's Board of Directors. Simultaneously with the Share Exchange, the Company will appoint the previous officers of InspireMD as the new officers of the Company. In addition upon the closing of the Share Exchange, the Company's sole line of business shall be the business of InspireMD.

The closing of the Share Exchange is subject to the satisfaction of certain customary closing conditions set forth in the Exchange Agreement.

In addition to the customary closing conditions set forth in the Exchange Agreement, the obligations of the Shareholders and InspireMD to consummate the transactions contemplated in the Exchange Agreement are conditioned upon the fulfillment of the following additional closing conditions, any of which may be waived by the Shareholders and InspireMD in writing:

     * Investors irrevocably (i) committing to purchase such number of shares of Registrant Stock, on terms acceptable to InspireMD that would result in aggregate net proceeds to the Company of at least $7,500,000 (the "Private Placement") (excluding (i) all fees payable to brokers and any other third party, including InspireMD's legal counsel in connection with the Private Placement and the Transactions (as defined in the Exchange Agreement); and (ii) the conversion of the Convertible Debentures (as defined in the Exchange Agreement) in the aggregate original principal amount of $1,580,000, together with any interest accrued thereon), and such funds shall have been placed in escrow to be automatically released into the Company's bank account upon consummation of the Transactions;

     * The Shareholders of InspireMD and/or InspireMD shall have received a favorable Israeli tax pre-ruling to their full satisfaction providing that the consummation of the Private Placement and the Share Exchange shall constitute a deferred tax event for InspireMD and the Shareholders and shall not obligate them to pay any tax amounts prior to receiving actual funds resulting from the sale of the Registrant Stock received by such Shareholders in exchange for their Company Shares;

     * Shareholders holding at least 80% of the Company Shares shall have executed and delivered the Exchange Agreement and, at the closing (as defined in the Exchange Agreement), shall exchange their Company Shares for Registrant Stock pursuant to the terms set forth on the Exchange Agreement; and

     * Immediately prior to the closing, the Company shall have 5,500,000 shares of Registrant Stock issued and outstanding held by stockholders acceptable to InspireMD and no other securities, options, warrants or securities, obligations or instruments that are convertible or exercisable into (i) any securities of the Company or (ii) securities or instruments convertible or exercisable into securities of the Company, shall be outstanding. In addition, 1,500,000 of these shares of Registrant Stock shall have been deposited into an escrow account, with the holders of such shares entering into an escrow agreement with the Company pursuant to which they shall agree to the forfeiture and cancellation of such shares should the Company (i) record at least $10 million in revenue (on a consolidated basis), as certified by its independent auditors, during the twelve (12) month period following the closing, and (ii) fail, after a good faith effort, to secure a listing on the Nasdaq Capital Market, Nasdaq global Market or Nasdaq global Select Market within twelve (12) months following the closing.

In addition to the customary closing conditions set forth in the Exchange Agreement, the obligations of the Company to consummate the transactions contemplated in the Exchange Agreement are conditioned upon the fulfillment of the following additional closing condition, which may be waived by Registrant in writing:

     * Shareholders holding at least 80% of the Company Shares shall have executed and delivered the Exchange Agreement and, at the closing, shall exchange their Company Shares for Registrant Stock pursuant to the terms set forth in the Exchange Agreement.

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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $ 42,396 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. While the Company has entered into the Share Exchange Agreement there can be no assurance that the transactions contemplated therein will be consummated. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

As of December 31, 2010, the Company owes $ 9,905 to a sole officer of the Company. The indebtness has no fixed maturity and carries no interest.

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

As of December 31, 2010 and June 30, 2010, the Company had 4,500,000 shares of common stock issued and outstanding respectively.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2010 and June 30, 2010:

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

BUSINESS

Saguaro Resources, Inc. was incorporated in the State of Delaware on February 29, 2008 to engage in the acquisition, exploration and development of natural resource properties. We intend to use the net proceeds from our offering, pursuant to a registration statement filed with the U.S. Securities and Exchange Commission, to develop our business operations. We are an exploration stage company with no revenues and a limited operating history. The principal executive offices are located at 71 The Mead, Darlington, County Durham, DL1 1EU, United Kingdom. The telephone number is 011 44 7758243888.

We currently own a 100% undivided interest in a mineral property, the Sky 1-4 Mineral Claims (known as the "Sky Property"). The Sky Property consists of an area of 82.64 acres located in the Lida Quadrangle, Esmeralda County, Nevada. Title to the Sky Property is held by Saguaro Resources, Inc. We carried out exploration on the Sky Property, however; the Phase 1 data rendered poor results. It is not likely that further study of the claim will yield any better result. Management, with the prime objective of maximizing shareholder value, is considering the options of obtaining additional funds to seek additional claims for exploration or an outright sale of the company in the event that the transactions contemplated under the Share Exchange Agreement are not consummated.

We have not earned any revenues to date and we do not anticipate earning revenues until such time as we enter into commercial production of our mineral property. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources.

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date. We incurred operating expenses of $2,595 and $2,680 for the three months ended December 31, 2010 and 2009, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission.

We incurred operating expenses of $7,595 and $9,275 for the six months ended December 31, 2010 and 2009, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission.

Our net loss from inception (February 29, 2008) through December 31, 2010 was $42,396.

GOING CONCERN

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

The financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $42,396 since its inception and requires capital for its contemplated operational activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. While the Company has entered into the Share Exchange Agreement there can be no assurance that the transactions contemplated therein will be consummated. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2010 was $9 with $9,905 in outstanding liabilities consisting of a note payable to our officer and director for funds she has loaned the company. The indebtedness has no fixed maturity and carries no interest. We received funding of $20,000 from the offering of registered shares pursuant to a registration statement on Form S-1 filed with the SEC under file number 333-162168 which became effective on January 7, 2010. On January 11, 2010, the Company issued a total of 2,000,000 shares of common stock to 25 individuals for cash in the amount of $.01 per share for a total of $20,000 to complete the S-1 offering.

PLAN OF OPERATION

The Phase 1 data of our mining claims rendered poor and management is considering the options of obtaining additional funds to seek additional claims for exploration or an outright sale of the company.

If we continue on the present course, total expenditures over the next 12 months are expected to be approximately $7,500. If we experience a shortage of funds prior to funding during the next 12 months, we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for operation expenses, however, she has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

If we consummate the exchange agreement we recently entered into, our operations will be materially changed.

ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT

On December 29, 2010, the Company entered into a Share Exchange Agreement (the "Exchange Agreement") by and among the Company, InspireMD Ltd., a company incorporated under the laws of the State of Israel ("InspireMD"), and shareholders of InspireMD that are signatory thereto (the "Shareholders"). Upon closing of the transactions contemplated under the Exchange Agreement (the "Share Exchange"), the Shareholders have agreed to transfer all of the ordinary shares of InspireMD held by them (the "Company Shares") for at least 6.67 newly issued shares of common stock, par value $0.0001 per share, of the Company (the "Registrant Stock"). Additional shareholders of InspireMD may agree to participate in the Share Exchange by executing a joinder to the Exchange Agreement, and upon doing so, shall be deemed to be "Shareholders" for the purposes of the Exchange Agreement. The final exchange ratio will be agreed upon by the Company and InspireMD at the time of the closing of the Share Exchange.

In connection with the Share Exchange, each holder of options and warrants to purchase Company Shares will exchange such InspireMD options and warrants for options and warrants to purchase shares of common stock of the Company. The terms of the Company stock options and warrants to be issued in the Share Exchange will be substantially similar to the terms of InspireMD stock options and warrants outstanding prior to such Share Exchange, except that exercise price and number of shares issuable upon exercise thereof will be proportionally adjusted to reflect the exchange ratio in the Share Exchange.

Upon the closing of the Share Exchange, the Company's sole officer and director will resign, and InspireMD will appoint new directors to the Company's Board of Directors. Simultaneously with the Share Exchange, the Company will appoint the previous officers of InspireMD as the new officers of the Company. In addition upon the closing of the Share Exchange, the Company's sole line of business shall be the business of InspireMD.

The closing of the Share Exchange is subject to the satisfaction of certain customary closing conditions set forth in the Exchange Agreement.

In addition to the customary closing conditions set forth in the Exchange Agreement, the obligations of the Shareholders and InspireMD to consummate the transactions contemplated in the Exchange Agreement are conditioned upon the fulfillment of the following additional closing conditions, any of which may be waived by the Shareholders and InspireMD in writing:

     * Investors irrevocably (i) committing to purchase such number of shares of Registrant Stock, on terms acceptable to InspireMD, that would result in aggregate net proceeds to the Company of at least $7,500,000 (the "Private Placement") (excluding (i) all fees payable to brokers and any other third party, including InspireMD's legal counsel in connection with the Private Placement and the Transactions (as defined in the Exchange Agreement); and (ii) the conversion of the Convertible Debentures (as defined in the Exchange Agreement) in the aggregate original principal amount of $1,580,000, together with any interest accrued thereon), and such funds shall have been placed in escrow to be automatically released into the Company bank account upon consummation of the Transactions;

     * The Shareholders of InspireMD and/or InspireMD shall have received a favorable Israeli tax pre-ruling to their full satisfaction providing that the consummation of the Private Placement and the Share Exchange shall constitute a deferred tax event for InspireMD and the Shareholders and shall not obligate them to pay any tax amounts prior to receiving actual funds resulting from the sale of the Registrant Stock received by such Shareholders in exchange for their Company Shares;

     * Shareholders holding at least 80% of the Company Shares shall have executed and delivered the Exchange Agreement and, at the closing (as defined in the Exchange Agreement), shall exchange their Company Shares for Registrant Stock pursuant to the terms set forth on the Exchange Agreement; and

     * Immediately prior to the closing, the Company shall have 5,500,000 shares of Registrant Stock issued and outstanding held by stockholders acceptable to InspireMD and no other securities, options, warrants or securities, obligations or instruments that are convertible or exercisable into (i) any securities of the Company or (ii) securities or instruments convertible or exercisable into securities of the Company, shall be outstanding. In addition, 1,500,000 of these shares of Registrant Stock shall have been deposited into an escrow account, with the holders of such shares entering into an escrow agreement with the Company pursuant to which they shall agree to the forfeiture and cancellation of such shares should the Company (i) record at least $10 million in revenue (on a consolidated basis), as certified by its independent auditors, during the twelve (12) month period following the closing, and (ii) fail, after a good faith effort, to secure a listing on the Nasdaq Capital Market, Nasdaq global Market or Nasdaq global Select Market within twelve (12) months following the closing.

In addition to the customary closing conditions set forth in the Exchange Agreement, the obligations of the Company to consummate the transactions contemplated in the Exchange Agreement are conditioned upon the fulfillment of the following additional closing condition, which may be waived by Registrant in writing:

     * Shareholders holding at least 80% of the Company Shares shall have executed and delivered the Exchange Agreement and, at the closing, shall exchange their Company Shares for Registrant Stock pursuant to the terms set forth in the Exchange Agreement.

The foregoing is not a complete summary of the terms of the transaction described in this Item 1.01 and reference is made to the complete text of the Exchange Agreement attached as Exhibit 10.1 to the Report on Form 8-K as filed with the Securities and Exchange Commission on January 5, 2011.

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

As of December 31, 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2010.

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

February 8, 2011          Saguaro Resources, Inc., Registrant


                          By: /s/ Lynn Briggs
                              --------------------------------------------------
                              Lynn Briggs, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 8, 2011          Saguaro Resources, Inc., Registrant


                          By: /s/ Lynn Briggs
                              --------------------------------------------------
                              Lynn Briggs, President, Secretary and Treasurer Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)