Form 10-Q
period 2011-06-30
InspireMD, Inc.
filed 2011-08-15
CIK 1433607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock $0.001 par value, outstanding as of August 15, 2011: 64,278,947

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(U.S. dollars in thousands)

	June 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,070	$636
Restricted cash	343	250
Accounts receivable:
Trade	614	852
Other	185	75
Prepaid expenses	71	3
Inventory:
On hand	1,471	1,704
On consignment	82	371
Total current assets	10,836	3,891

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation and amortization	304	282
OTHER NON-CURRENT ASSETS:
Deferred debt issuance costs	8	15
Funds in respect of employees rights upon retirement	195	167
Total other non-current assets	203	182
Total assets	$11,343	$4,355

LIABILITIES AND EQUITY (CAPITAL DEFICIENCY)
CURRENT LIABILITIES:
Current maturities of long-term loans	$268	$355
Accounts payable and accruals :
Trade	763	1,103
Other	2,344	1,509
Advanced payment from customers	544	559
Loans from shareholders		20
Deferred revenues		398
Total current liabilities	3,919	3,944

LONG-TERM LIABILITIES:
Long term loan		75
Liability for employees rights upon retirement	264	206
Convertible loan		1,044
Total long-term liabilities	264	1,325

COMMITMENTS AND CONTINGENT LIABILITIES (note 9)
Total liabilities	4,183	5,269
EQUITY (CAPITAL DEFICIENCY):

Common stock, par value $0.0001 per share; 125,000,000 shares authorized; 64,185,161 shares issued and outstanding at June 30, 2011 and 49,863,801 shares issued and outstanding at December 31, 2010	6	5
Additional paid-in capital	33,279	21,057
Accumulated deficit	(26,125)	(21,976)
Total equity (capital deficiency)	7,160	(914)
Total liabilities and equity (capital deficiency)	$11,343	$4,355

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(U.S. dollars in thousands, except per share data)

	6 months ended June 30		3 months ended June 30		Year ended December 31
	2011	2010	2011	2010	2010

REVENUES	$2,726	$3,005	$1,040	$908	$4,949
COST OF REVENUES	1,539	1,816	640	479	2,696
GROSS PROFIT	1,187	1,189	400	429	2,253
OPERATING EXPENSES:
Research and development	1,093	773	750	372	1,338
Selling and marketing	1,045	637	617	304	1,236
General and administrative	2,391	1,112	1,205	442	2,898
Total operating expenses	4,529	2,522	2,572	1,118	5,472
LOSS FROM OPERATIONS	(3,342)	(1,333)	(2,172)	(689)	(3,219)
FINANCIAL EXPENSES (INCOME), net	787	29	72	(41)	154
LOSS BEFORE TAX EXPENSES	(4,129)	(1,362)	(2,244)	(648)	(3,373)
TAX EXPENSES	20	30	10	15	47
NET LOSS	$(4,149)	$(1,392)	$(2,254)	$(663)	$(3,420)
NET LOSS PER SHARE - basic and diluted	$(0.07)	$(0.03)	$(0.04)	$(0.01)	$(0.07)
WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES USED IN COMPUTING NET LOSS PER SHARE - basic and diluted	57,312,945	48,860,557	63,934,260	49,113,463	49,234,528

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CAPITAL DEFICIENCY)
(Unaudited)
(U.S. dollars in thousands)

	Ordinary shares
	Number of shares	Par value	Additional paid-in capital	Accumulated deficit	Total equity (capital deficiency)
BALANCE AT JANUARY 1, 2011	49,863,801	$5	$21,057	$(21,976)	$(914)
CHANGES DURING 6 MONTHS OF 2011:
Net loss				(4,149)	(4,149)
Employee and non-employee share-based compensation			2,996		2,996
Issuance of ordinary shares, net of $185 issuance costs	802,866	*	805		805
Issuance of ordinary shares and warrants, net of $2,835 issuance costs.	12,992,269	1	7,653		7,654
Conversion of convertible loans	526,225	*	768		768
BALANCE AT JUNE 30, 2011	64,185,161	$6	$33,279	$(26,125)	$7,160
BALANCE AT JANUARY 1, 2010	48,338,380	$5	$17,212	$(18,556)	$(1,339)
CHANGES DURING 6 MONTHS OF 2010:
Net loss				(1,392)	(1,392)
Employee and non-employee share-based compensation			690		690
Issuance of ordinary shares, net of $25 issuance costs	1,152,080	*	1,394		1,394
BALANCE AT JUNE 30, 2010	49,490,460	$5	19,296	$(19,948)	$(647)
BALANCE AT JANUARY 1, 2010	48,338,380	$5	$17,212	$(18,556)	$(1,339)
CHANGES DURING 2010:
Net loss				(3,420)	(3,420)
Employee and non-employee share-based compensation			1,640		1,640
Issuance of warrants, net of $23 issuance costs			424		424
Issuance of ordinary shares, net of $97 issuance costs	1,525,421	*	1,781		1,781
BALANCE AT DECEMBER 31, 2010	49,863,801	$5	$21,057	$(21,976)	$(914)

* Represents an amount less than $1,000

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
(U.S. dollars in thousands)

	6 months ended		Year ended
	June 30		December 31
	2011	2010	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,149)	$(1,392)	$(3,420)
Adjustments required to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization of property, plant and equipment	38	49	91
Loss from sale of property, plant and equipment	15
Change in liability for employees right upon retirement	70	(12)	42
Financial expenses	648	84	94
Share-based compensation expenses	979	690	1,620
Loss (Gains) on amounts funded in respect of employee
rights upon retirement, net	3	1	(11)
Changes in operating asset and liability items:
Decrease (increase) in prepaid expenses	(68)	(50)	36
Decrease in trade receivables	238	1,251	337
Decrease (increase) in other receivables	(103)	(43)	9
Decrease in inventory on consignment	289	774	722
Decrease (increase) in inventory on hand	233	33	(758)
Increase (decrease) in trade payables	(340)	(377)	196
Decrease in deferred revenues	(398)	(1,671)	(1,577)
Increase (decrease) in other payable
and advance payment from customers	759	(561)	(91)
Net cash used in operating activities	(1,786)	(1,224)	(2,710)
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in restricted cash	(93)	47	52
Purchase of property, plant and equipment	(42)	(48)	(81)
Proceeds from sale of property, plant and equipment	29
Amounts funded in respect of employee rights uponretirement	(38)	25	(17)
Net cash provided by (used in) investing activities	(144)	24	(46)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares and warrants, net of $1,014 issuance costs for the six months ended June 30, 2011, $25 issuance costs for the six months ended June 30, 2010 and $78 issuance costs for the year ended December 31, 2010	10,564	1,314	2,245
Repayment of convertible loan	(1,000)
Repayment of long term loan	(188)	(94)	(281)
Proceeds from convertible loan at fair value through profit or loss, net of $60 issuance costs			1,073
Repayment of loans from shareholders	(20)
Net cash provided by financing activities	9,356	1,220	3,037
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	8	(26)	(21)
INCREASE (DECREASE) IN CASH AND CASHEQUIVALENTS	7,434	(6)	260
BALANCE OF CASH AND CASH EQUIVALENTS
AT BEGINNING OF THE PERIOD	636	376	376
BALANCE OF CASH AND CASH EQUIVALENTS
AT END OF THE PERIOD	$8,070	$370	$636

(*)	During the 6 months ended June 30, 2011, convertible loans in the amount of $668 thousand were converted into Company shares.

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS

InspireMD, Inc., formerly Saguaro Resources, Inc. (the “Company”), a public company, is a Delaware corporation formed on February 29, 2008.  On March 28, 2011, the Company changed its name to InspireMD, Inc.

On December 29, 2010, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) by and among the Company and InspireMD Ltd., a limited company incorporated under the laws of the State of Israel in April 2005.  Subsequent to the date of execution of the Exchange Agreement, shareholders of InspireMD Ltd., holding 91.7% of InspireMD Ltd.’s issued and outstanding ordinary shares, executed a joinder to the Exchange Agreement and became parties thereto (the “InspireMD Shareholders”).  Pursuant to the Exchange Agreement, on March 31, 2011, the InspireMD Shareholders transferred all of their ordinary shares in InspireMD Ltd. to the Company in exchange for 46,471,907 newly issued shares of common stock of the Company (the “Initial Share Exchange”).  In addition, the remaining holders of InspireMD Ltd.’s ordinary shares separately transferred all of their ordinary shares of InspireMD Ltd. to the Company, in exchange for an aggregate of 4,194,756 newly issued shares of common stock of the Company (the “Follow Up Share Exchange” and, together with the Initial Share Exchange, the “Share Exchange”).  As a result of the Share Exchange, InspireMD Ltd. became a wholly owned subsidiary of the Company.

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

The Company believes that it has sufficient cash to continue its operations into 2013.  However, depending on the operating results in 2011 and 2012, the Company may need to obtain additional cash in 2013 to continue to fund operations.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements, included in the Company’s June 15, 2011 registration statement on form S-1. In the opinion of management, the financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and results of operations of the Company. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the InspireMD Ltd’s audited financial statements for the year ended December 31, 2010. The balance sheet for December 31, 2010 was derived from InspireMD Ltd's audited financial statements for the year ended December 31, 2010. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of results that could be expected for the entire fiscal year.

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

NOTE 3 - RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCMENTS

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

In May 2011, the FASB issued amended guidance and disclosure requirements for fair value measurements.  These changes will be effective January 1, 2012 on a prospective basis. Early application is not permitted. These amendments are not expected to have a material impact to the consolidated financial results.

NOTE 4 - FACTORING OF RECEIVABLES

During the six month period ended June 30, 2011, the Company entered into a factoring agreement amounting to $1.2 million with a certain banking institution on a non-recourse basis.  The factoring of trade receivables under this agreement is accounted for as a sale.  Under the terms of this factoring agreement, the Company transfers ownership of eligible trade receivables without recourse to the banking institution in exchange for cash.  Proceeds on the transfer reflect the face value of the account less a discount.  The discount, amounting to $12 thousand during the six months period ended June 30, 2011 is recorded to “financial expenses - net” within the Condensed Consolidated Statements of Operations.

The receivables sold pursuant to this factoring agreement are excluded from trade receivables on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.  The banking institution has no recourse to the Company’s assets for failure of debtors to pay when due.

The related commissions on the sales of trade receivables sold under these factoring agreements  amounting to $22 thousand were recorded to “financial expenses - net” within the Condensed Consolidated Statements of Operations.

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

NOTE 5 - CERTAIN TRANSACTIONS:

During the first quarter of 2011 and prior to the Exchange Agreement, InspireMD Ltd. raised approximately $990,000 and issued approximately 803,000 ordinary shares through private placements.

During the first quarter of 2011 and prior to the Exchange Agreement, InspireMD Ltd. granted 600,294 stock options to employees and consultants at a cash exercise price of $1.23 per share.  The options had terms of four to ten years.

On January 4, 2011, the Company entered into a convertible loan agreement with its distributer in Israel (the “Lender”), in the amount of $100,000 subject to the following conditions:

●	the convertible loan does not bear annual interest;

●
in the event of a share exchange or similar transaction, the Lender shall have, at its sole discretion, the option to convert the loan into either (i) shares of the Company's common stock at a price of $1.23 per share ($10 as relates to Inspire MD), or (ii) the Company's product at a price of 400 euro per unit (which represents the market price for the Lender); in the event that the Company does not close a share exchange or similar transaction by June 1, 2011, the Lender shall have the right to extend the loan and its terms for up to an additional 6 months (as noted in Note 1 the Exchange Agreement was closed on March 31, 2011); and

●	in no event shall the loan be repaid by the Company.

On June 1, 2011 the lender surrendered $100,000 of the convertible loan in exchange for 81,161 shares of common stock.

On February 20, 2011, the Company received a tax pre-ruling from the Israeli tax authorities according to section 103 of the Israeli tax law, with regards to the share exchange of the Company's shares and options.  According to the tax pre-ruling, the shares and options exchange will not result in an immediate tax event for the Company's shareholders, but a deferred tax event, subject to certain conditions as stipulated in the tax pre-ruling.  The main condition of the tax pre-ruling is a restriction on the exchanged shares for two years from December 31, 2010 for share holders holding over of 5%.

In March 2011, the Company granted a new fixed lien of $40,000 to Bank Mizrahi.

Pursuant to the Exchange Agreement described in Note 1 above, the Company assumed all of InspireMD Ltd.’s obligations under InspireMD Ltd.’s outstanding stock options.  Immediately prior to the Share Exchange, InspireMD Ltd. had outstanding stock options to purchase an aggregate of 937,256 shares of its ordinary shares, which outstanding options became options to purchase an aggregate of 7,606,770 shares of common stock of the Company after giving effect to the Share Exchange.  In addition, three-year warrants to purchase up to 125,000 ordinary shares of InspireMD at an exercise price of $10 per share were assumed by the Company and converted into warrants to purchase 1,014,500 shares of the Company’s common stock at an exercise price of $1.23 per share.

In connection with the closing of the Exchange Agreement, the Company sold 6,454,002 shares of its common stock at a purchase price of $1.50 per share and five-year warrants to purchase up to 3,226,999 shares of common stock at an exercise price of $1.80 per share in a private placement to accredited investors (the “Private Placement”). As part of the Private Placement, certain holders of the 8% convertible debentures, in an aggregate principal amount of $1,580,000 (the “Bridge Notes”), surrendered $667,596 of outstanding principal and interest due under such Bridge Notes in exchange for 445,064 shares of common stock and warrants to purchase an aggregate of 225,532 shares of common stock (the “Debt Conversions”). The number of shares of common stock and warrants issued in connection with the Debt Conversions are included in the aggregate figures for the Private Placement. As a result, the Company received aggregate cash proceeds of $9,013,404 in the Private Placement.  In addition, as a result of the Debt Conversions, there was $1,000,000 of unpaid principal outstanding under the Bridge Notes, which was repaid by the Company in May 2011.

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

NOTE 5 - CERTAIN TRANSACTIONS (continued):

In connection with the Private Placement, the Company paid placement agent fees of approximately $300,000 and issued five-year warrants to purchase 373,740 shares of our common stock at an exercise price of $1.80 per share.  The fair value of the warrant is $212,000.

In connection with the Exchange Agreement, the Company also entered into a stock escrow agreement with certain stockholders, pursuant to which these stockholders deposited 1,015,622 shares of common stock held by them into escrow. These shares will be released to the Company for cancellation or surrender to an entity designated by the Company should the Company have $10 million in consolidated revenue, as certified by the Company’s independent auditors, during the first 12 months following the closing of the Private Placement, yet fail, after a good faith effort, to have the Company’s common stock approved for listing on a national securities exchange. On the other hand, should the Company fail to record at least $10 million in consolidated revenue during the first 12 months following the closing of the Private Placement or have its common stock listed on a national securities exchange within 12 months following the closing on the Private Placement, these escrowed shares shall be released back to the stockholders.

The shares of the Company’s common stock issued to the InspireMD shareholders in connection with the Exchange Agreement and the shares of common stock issued to the investors in the Private Placement were not registered under the Securities Act of 1933, as amended.  These securities may not be offered or sold in the U.S. absent registration or an applicable exemption from the registration requirements.  Certificates representing these shares contain a legend stating the restrictions applicable to such shares.

On March 31, 2011, the Company issued certain consultants five-year warrants to purchase up to an aggregate of 2,500,000 shares of common stock at an exercise price of $1.50 per share in consideration for consulting services relating to the equity raising transaction, which warrants have a fair value of $1,500,000.  The expenses related to the issuance of the warrants are recorded as share-based compensation and treated as issuance costs.

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

In connection with the private placements consummated on April 18, 2011, the Company paid placement agent fees of approximately $471,000 which was recorded as issuance costs and five-year term warrants to purchase 57,000 shares of  the Company common stock at an exercise price of $1.80 per share. The fair value of those warrants amounting to $67,000 is estimated using the Black-Scholes valuation model.

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

NOTE 5 - CERTAIN TRANSACTIONS (continued):

On April 21, 2011, the Company issued 33,333 shares of its common stock, and five-year term warrants to purchase 16,667 shares of the Company’s common stock at an exercise price of $1.80 per share, for an aggregate purchase price of $50,000 in a private placement.

During the six months period ended June 30, 2011, the Company entered into investor relations consulting agreements (the “Consulting Agreements”) with investor relationship companies (the “Advisors”) to provide financial advisory services and other investment banking services.  Pursuant to the Consulting Agreements, in addition to monthly fees in a range of $3,000 - $15,000, the Company will issue to the Advisors:

●	a one-year warrant to purchase 81,161 shares of common stock of the Company at an exercise price of $1.23 per share, valued at $21,000;

●
50,000 restricted shares of the Company’s common stock, valued at $62,000; and a five-year warrant to purchase 50,000 shares of common stock of the Company at an exercise price of $1.50 per share, valued at $30,000.

●	25,000 shares of the Company’s common stock, valued at $68,750.

The Company recorded share-based compensation expenses of $181,750 related to these issuances, during the six months period ended June 30, 2011.

During the three months period ended June 30, 2011 the Company granted 1,087,225 stock options to employees and consultants at cash exercise prices of $1.23-$2.75 per share.  The options had terms of five years.

NOTE 6 - FAIR VALUE MEASUREMENT:

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

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

NOTE 6 - FAIR VALUE MEASUREMENT (continued):

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and considers counterparty credit risk in its assessment of fair value.

The Convertible loan was recorded at a fair value of $1,044 as of December 31, 2010, then subsequently remeasured at fair value with the increase in fair value of $624 included in the Consolidated Statements of Operations as of March 31, 2011. This security was measured at fair value on a recurring basis and classified in the "Significant Unobservable inputs (Level 3)" category.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate their fair value either because these amounts are presented at fair value or due to the relatively short-term maturities of such instruments. The carrying amount of the Group's other financial long-term assets and other financial long-term liabilities approximate their fair value.

NOTE 7 - INVENTORY ON HAND:
	June 30 2011	December 31, 2010
		($ in thousands)

Finished goods	$318	$957
Work in process	1,049	573
Raw materials and supplies	104	174
	$1,471	$1,704
NOTE 8 - RELATED PARTIES TRANSACTIONS

In July 2010, the Company’s board of directors approved new employment agreements for the Company’s President and CEO.  The agreements were approved at the Company’s shareholders meeting in March 2011, and are effective from April 1, 2011.

NOTE 9 - COMMITMENT AND CONTINGENT LIABILITIES:

Commitment

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

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

NOTE 9 - COMMITMENTS AND CONTINGENT LIABILITIES (continued):

Litigation

The Company is a party to various claims arising in the ordinary course of its operations in the aggregate amount of $30,000.  The Company has not recorded an expense related to damages in connection with these matters because management, after consultation with its legal counsel, is of the opinion that the ultimate resolution of these claims will not result in a loss to the Company.

In March 2009, a service provider submitted a claim against the Company in the amount of $150,000 in the Magistrate’s Court in Tel Aviv, claiming a success fee for assistance in locating potential investors and lenders with respect to a loan agreement entered into with a bank.  On April 11, 2011, the Company received a court ruling directing the Company to pay the service provider an amount of $105,000. Since both parties had claims against the court ruling, they renegotiated and on June 5, 2011 signed a settlement agreement according to which the Company shall pay $96,000 and shall issue 18,785 common shares.  The Company has recorded a provision of $96,000 in the financial statements in 2011 and share based compensation of $51,000.  The related expense has been recorded to “General and administrative” within the Condensed Consolidated Statements of Operations.

In November 2010, a former senior employee submitted a claim against the Company in the total amount of $430,000 and options to purchase 2,029,025 shares of the Company at an exercise price of $0.001 per share in the Magistrate’s Court in Tel Aviv, claiming unpaid back wages and commissions. The fair value of those options was valued using the Black-Scholes valuation model at $2.5 million as of the period he claimed to be entitled to the options. The Company, based upon the opinion of its legal counsel, has recorded a provision of $20,000 in the financial statements.

In November 2010, an alleged former founder and legal advisor of the Company submitted a claim against the Company for options to purchase 496,056 shares of the Company at an exercise price of $0.001 per share in the Magistrate’s Court in Tel Aviv. The fair value of those options was valued using the Black-Scholes valuation model at $178 thousand as of the grant date.  The Company, based upon the opinion of its legal counsel, has recorded a share-based compensation expense of $134,000 allocated to the year ended December 31, 2006, in respect of services allegedly provided in 2005 and 2006.

In November 2010, a former legal advisor of the Company submitted a claim against the Company in the amount of $53,000 in the Magistrate’s Court in Tel Aviv, claiming a breach of terms of employment.  The Company, based upon the opinion of its legal counsel has recorded a provision of $53,000 allocated to the year ended December 31, 2006.

In February 2011, a finder submitted a claim against the Company in the amount of $327,000 in the Magistrate’s Court in Tel Aviv, claiming a future success fee and commission for assistance in finding the Company's distributer in Brazil.  The Company, based upon the opinion of its legal counsel, has recorded a provision of $327,000 in the financial statements in the first quarter of 2011.  The related expense has been recorded to “General and administrative” within the Condensed Consolidated Statements of Operations.

In February 2011, representatives of a third party indicated that they intend to seek damages from the Company in connection with certain finders’ fees that they claim are owed to them. The claimants’ most recent settlement demand, conveyed in April 2011, was for a total of $250,000 in cash and 250,000 shares of the company common stock. To date no lawsuit has been filed. The Company has not accrued an expense in connection with this matter as management currently is of the opinion that the resolution of this matter will not result in a loss to the Company.

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

NOTE 10 - TAXES ON INCOME

Amendment of the Law for the Encouragement of Capital Investments, 1959

The Law for Encouragement of Capital Investments, 1959 (the “Law”) was amended as part of the Economic Policy Law for the years 2011-2012, which was passed in the Knesset (the Israeli parliament) on December 29, 2010 (the “amendment”). The amendment became effective January 1, 2011.

The amendment sets alternative benefit tracks to the ones currently in place under the provisions of the Law, as follows: investment grants track designed for enterprises located in national development zone A and two new tax benefits tracks (preferred enterprise and a special preferred enterprise), which provide for application of a unified tax rate to all preferred income of the company, as defined in the amendment.

The tax rates at company level, under the Law:

Years	Development Zone A	Other Areas in Israel
"Preferred enterprise":
2011-2012	10%	15%
2013-2014	7%	12.5%
2015 and thereafter	6%	12%
"Special Preferred Enterprise"
commencing 2011	5%	8%

The benefits granted to the preferred enterprises will be unlimited in time, unlike the benefits granted to special preferred enterprises, which will be limited for a period of 10 years. The benefits shall be granted to companies that will qualify under criteria set in the amendment; for the most part, those criteria are similar to the criteria that were set in the law prior to its amendment.

Under the transitional provisions of the amendment, a company will be allowed to continue and enjoy the tax benefits available under the Law prior to its amendment until the end of the period of benefits, as defined in the Law. The company will be allowed to set the "year of election" no later than tax year 2012, provided that the minimum qualifying investment commenced not later than the end of 2010.  On each year during the period of benefits, the company will be able to opt for application of the amendment, thereby making available to itself the tax rates as above. A company may not revoke it election for application of the Amendment.

In accordance with income taxes (Topic 740) the measurement of current and deferred tax liabilities and assets is based on provisions of the enacted tax law at balance sheet date. The amendment was "enacted" at the first quarter of 2011 and did not have an impact on the company's consolidated financial statements.

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

NOTE 11 - ENTITY WIDE DISCLOSURE

The Company operates in one reportable segment.

Disaggregated financial data is provided below as follows:

(1) Revenues by geographic area and
(2) Revenues from principal customers.

Revenues are attributed to geographic areas based on the location of the customers. The following is a summary of revenues by geographic areas:

	6 months ended		3 months ended		Year ended
	June 30		June 30		December 31,
	2011	2010	2011	2010	2010
	($ in thousands)

Israel	$355	$-	$305	$37	$119
Spain	290	186	146	66	343
Germany	126	39	85	21	150
India	1,083	-	-	-	-
Brazil	108	360	108	360	277
Poland	74	1,446	18	76	1,446
Other	690	974	378	348	2,614
	$2,726	$3,005	$1,040	$908	$4,949

By principal customers:

	6 months ended		3 months ended		Year ended
	June 30		June 30		December 31,
	2011	2010	2011	2010	2010
	($ in thousands)

Customer A	13%	-	29%	4%	2%
Customer B	11%	6%	14%	7%	7%
Customer C	5%	1%	8%	2%	3%
Customer D	40%	-	-	-	-
Customer E	4%	12%	10%	40%	6%
Customer F	3%	48%	2%	8%	29%

All tangible long lived assets are located in Israel.

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

NOTE 12 - SUBSEQUENT EVENTS

On July 11, 2011, the Board appointed a new director with a term expiring at the Company’s 2012 annual meeting of stockholders.  In connection with his appointment, the director was granted an option to purchase 1,000,000 shares of the Company’s common stock (“Common Stock”) at an exercise price of $1.50 per share. The option is exercisable from the date of grant and expires on September 30, 2011.  In addition, in connection with his appointment, the director was granted an option to purchase 500,000 shares of Common Stock at an exercise price of $2.50 per share, the closing price of the Common Stock on the date of grant, subject to the terms and conditions of the 2011 U.S. Equity Incentive Plan, a sub-plan of the Company’s 2011 new Option Plan approved on March 28, 2011 (“2011 Umbrella Option Plan”). This option vests and becomes exercisable in two equal annual installments beginning on the one-year anniversary of the date of grant, provided that in the event that the director is either (i) not reelected as a director at the Company’s 2012 annual meeting of stockholders, or (ii) not nominated for reelection as a director at the Company’s 2012 annual meeting of stockholders, the option vests and becomes exercisable on the date of the director fails to be reelected or nominated. This option has a term of 10 years from the date of grant.  The aggregate fair value of the options granted to the above-mentioned new director is approximately $1,600,000.

On August 5, 2011, the Board appointed a new director, effective as of August 8, 2011. The director was appointed for a term expiring at the Company’s 2012 annual meeting of stockholders.  The director was granted an option to purchase 100,000 shares of Common Stock at an exercise price of $1.95 per share, the closing price of the Common Stock on the date of grant, subject to the terms and conditions of the 2011 U.S. Equity Incentive Plan, a sub-plan of the Company’s 2011 Umbrella Option Plan. The option vests and become exercisable in two equal annual installments beginning on the one-year anniversary of the date of grant and expires ten years from the date of grant. In the event that the director is either (i) not reelected as a director at the Company’s 2012 annual meeting of stockholders, or (ii) not nominated for reelection as a director at the Company’s 2012 annual meeting of stockholders, the option vests and becomes exercisable on the date of the director’s failure to be reelected or nominated.

On August 5, 2011, the Board appointed another new director, effective as of August 8, 2011. The director was appointed for a term expiring at the Company’s 2013 annual meeting of stockholders.  The director was granted an option to purchase 25,000 shares of Common Stock at an exercise price of $1.95 per share, the closing price of the Common Stock on the date of grant, subject to the 2006 Employee Stock Option Plan, a sub-plan of the Company’s 2011 Umbrella Option Plan. The option vests and become exercisable in two equal annual installments beginning on the one-year anniversary of the date of grant and expires ten years from the date of grant. In the event that the director is required to resign from the Board due to medical reasons, the option vests and becomes exercisable on the date of the director’s resignation for medical reasons.

In addition, on August 5, 2011, the Board approved the grant of options to purchase 486,966 shares of Common Stock to former directors at a cash exercise price of $1.23 per share.  The options replaced comparable options held by the former directors that had expired during the second quarter of 2011.  The options had terms of five years.

On July 20, 2011 Mizrahi Tefahot Bank approved the release of the fixed lien in the amount of $300 thousand. Following the approval, $300 thousand of Restricted Cash will be classified as Cash and Cash Equivalents.

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

NOTE 12 - SUBSEQUENT EVENTS (continued)

In August 2011, a former senior employee submitted to the Regional Labor Court in Tel Aviv a claim against the Company for (i) a compensation of $118,000; (ii) declaratory ruling that he is entitled to exercise 486,966 options to purchase InspireMD, Inc's shares of common stock at an exercise price of $0.001 per option. After consulting with counsel, the Company is unable to assess the outcome of this claim.

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

Forward-Looking Statements

This Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will probably not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.  Important factors that could cause such differences include, but are not limited to:

•	adverse economic conditions and/or intense competition;

•	loss of a key customer or supplier;

•	entry of new competitors and products;

•	adverse federal, state and local government regulation, in the U.S., Europe or Israel;

•	failure to adequately protect our intellectual property;

•	inadequate capital;

•	technological obsolescence of our products;

•	technical problems with our research and products;

•	price increases for supplies and components;

•	inability to carry out research, development and commercialization plans;

•	loss or retirement of key executives and research scientists and other specific risks;

•	the uncertainty regarding the adequacy of our liquidity to pursue our complete business objectives; and

•	a product recall or voluntary market withdrawal due to product defects or product enhancements and modifications.

You should review carefully “Part II – Item 1A. Risk Factors” of this Form 10-Q for a discussion of these and other risks that relate to our business and investing in shares of our common stock.

Overview

We are a medical device company focusing on the development and commercialization of our proprietary stent platform technology, MGuard™.  MGuard™ provides embolic protection in stenting procedures by placing a micron mesh sleeve over a stent.  Our initial products are marketed for use mainly in patients with acute coronary syndromes, notably acute myocardial infarction (heart attack) and saphenous vein graft coronary interventions (bypass surgery).

On March 31, 2011, we completed a series of share exchange transactions pursuant to which we acquired all of the capital stock of InspireMD Ltd., a company formed under the laws of the State of Israel, in exchange for an aggregate of 50,666,663 shares of our common stock. As a result of these share exchange transactions, InspireMD Ltd. became our wholly-owned subsidiary, we discontinued our former business and succeeded to the business of InspireMD Ltd. as our sole line of business.

The share exchange transactions are being accounted for as a recapitalization.  InspireMD Ltd. is the acquirer for accounting purposes and we are the acquired company.  Accordingly, the historical financial statements presented and the discussion of financial condition and results of operations herein are those of InspireMD Ltd., retroactively restated for, and giving effect to, the number of shares received in the share exchange transactions, and do not include the historical financial results of our former business.  The accumulated earnings of InspireMD Ltd. were also carried forward after the share exchange transactions and earnings per share have been retroactively restated to give effect to the recapitalization for all periods presented.  Operations reported for periods prior to the share exchange transactions are those of InspireMD Ltd.

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

As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to revenue recognition including provision for returns, legal contingencies and estimation of the fair value of share-based compensation and convertible debt.

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

Concentration of credit risk and allowance for doubtful accounts

Financial instruments that may potentially subject us to a concentration of credit risk consist of cash, cash equivalents and restricted cash which are deposited in major financial institutions in Germany and Israel, and trade accounts receivable.  Our trade accounts receivable are derived from revenues earned from customers from various countries.  We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers.  We also have a credit insurance policy for some of our customers.  We maintain an allowance for doubtful accounts receivable based upon the expected ability to collect the accounts receivable.  We review our allowance for doubtful accounts quarterly by assessing individual accounts receivable and all other balances based on historical collection experience and an economic risk assessment.  If we determine that a specific customer is unable to meet its financial obligations to us, we provide an allowance for credit losses to reduce the receivable to the amount our management reasonably believes will be collected.  To mitigate risks, we deposit cash and cash equivalents with high credit quality financial institutions.  Provisions for doubtful debts are netted against “Accounts receivable-trade.”

Inventory

Inventories include finished goods, work in process and raw materials.  Inventories are stated at the lower of cost (cost is determined on a “first-in, first-out” basis) or market value. Inventories are stated at the lower of cost or market. Our inventories generally have a limited shelf life and are subject to impairment as they approach their expiration dates. We regularly evaluate the carrying value of our inventories and when, in our opinion, factors indicate that impairment has occurred, we establish a reserve against the inventories’ carrying value. Our determination that a valuation reserve might be required, in addition to  the quantification of such reserve, requires us to utilize significant judgment. Although we make every effort to ensure the accuracy of  forecasts of future product demand, any significant unanticipated decreases in demand could have a material impact on the carrying  value of our inventories and reported operating results. To date, inventory adjustments have not been material.  In respect to inventory on consignment, see “Revenue recognition” below.

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

Uncertain income tax positions

We follow a two-step approach to recognizing and measuring uncertain income tax positions.  The first step is to evaluate the income tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit.  The second step is to measure the income tax benefit as the largest amount that is more than 50% and 75%, respectively, likely of being realized upon ultimate settlement.  Such liabilities are classified as long-term, unless the liability is expected to be resolved within twelve months from the balance sheet date.  Our policy is to include interest and penalties related to unrecognized tax benefits within financial expenses.

Results of Operations

Three Months Ended June 30, 2011 Compared to  the Three Months Ended June 30, 2010

Revenues.  For the three months ended June 30, 2011, total revenue increased approximately $0.1 million, or 14.5%, to approximately $1.0 million from approximately $0.9 million during the same period in 2010. Our revenue is comprised mainly of two components, gross revenue less net deferred revenue.  Gross revenue is equal to the dollar value of shipments actually made to customers. This amount is offset by net deferred revenue.  Revenue’s is recognized when delivery has occurred, evidence of an arrangement exists, title and risks and rewards of the products are transferred to the customer, collection is reasonably assured and when product returns can be reliably estimated. When product returns can be reliably estimated, a provision is recorded based on historical experience, and deducted from sales. Since we only commenced selling products in 2008, revenue derived from shipments in the past has not been immediately recognized. Rather, such amounts have been recognized as deferred revenue on our balance sheet.  Once the estimated time period for returns elapses, the deferred revenue is removed from the balance sheet and recognized as revenue in the statement of operations. On a going forward basis, the majority of shipments will be immediately recognized as revenue.  The following is an explanation of the approximately $0.1 million increase in revenue broken down by its main two components, an increase in gross revenue of approximately $0.3 million and a net decrease in deferred revenue of approximately $0.2 million.

For the three months ended June 30, 2011, total gross revenue increased by approximately $0.3 million, or  73.5%, to approximately $0.7 million from approximately $0.4 million during the same period in 2010. The increase in gross revenue is primarily due to approximately $0.1 million of first time sales to our distributor in the Netherlands, approximately $0.1 million of increased gross revenue from our distributor in Israel, approximately $0.1 million of increased gross revenue from our distributor in Germany, and  approximately $0.1 million of increased gross revenue from our distributor in Argentina, offset by approximately $0.1 million less gross revenue from our distributor in Poland and approximately $0.1 million less gross revenue from our distributor in Italy.  We also shipped and recognized gross revenue for approximately $0.1 million more from our remaining distributors during the three months ended June 30, 2011, as compared to the same period in 2010.

 For the three months ended June 30, 2011, we recognized net deferred revenue of approximately $0.3 million, as compared to approximately $0.5 million in the corresponding period in 2010.  The decrease of approximately $0.2 million is attributable to approximately $0.3 million less deferred revenue recognized from sales made in Brazil offset by approximately a $0.2 million increase in deferred revenue from sales made in Israel.  We also recognized deferred revenue for approximately $0.1 million less from our remaining distributors during the three months ended June 30, 2011, as compared to the same period in 2010.

Gross Profit.  For the three months ended June 30, 2011, gross profit (revenue less cost of revenues) decreased approximately 6.8%, or approximately $30,000, to approximately $0.4 million from approximately $0.43 million during the same period in 2010. Gross margin decreased to 38.5% for the three months ended June 30, 2011, from 47.2% during the same time period in 2010.  For the three months ended June 30, 2011, our average selling price per stent recognized in revenue was $566, and we recognized the sale of 1,836 stents, compared to an average price of $590 per stent and 1,538 stents recognized in revenue for the same period in 2010.  Our production cost per stent increased from an average of $311 per stent recognized in revenue for the three months ended June 30, 2010 to an average of $349 per stent for the same period in 2011.  The costs per stent, in addition to raw materials, includes salary expenses denominated in NIS.  For the three months ended June 30, 2011, there was an increase in labor costs per stent.  The increase was due to share based compensation during the current period and an approximately 10% appreciation of the NIS against the U.S. dollar in the current period versus the same period in the prior year.

Research and Development Expense.  For the  three months ended June 30, 2011, research and development expense increased 101.6% to approximately $0.8 million, from approximately $0.4 million during the same period in 2010. The increase in cost resulted primarily from approximately $0.5 million higher clinical trial expenses, attributable mainly to our FDA clinical trial (approximately $0.4 million) and our Master Trial (approximately $0.1 million), offset by approximately $0.1 million lower share based compensation expense. Research and development expense as a percentage of revenue increased to 72.1% in 2011 from 41.0% in 2010.

Selling and Marketing Expense.  For the three months ended June 30, 2011, selling and marketing expense increased 103.0% to approximately $0.6 million, from approximately $0.3 million during the same period in 2010.  The increase in cost resulted primarily from approximately $0.2 million of additional salaries and related expenses of newly hired sales personnel as we expand our sales activities worldwide and approximately $0.1 million of additional share base compensation. Selling and marketing expense as a percentage of revenue increased to 59.3% in 2011 from 33.5% in 2010.

General and Administrative Expense.  For the three months ended June 30, 2011, general and administrative expense increased 172.6% to approximately $1.2 million from $0.4 million during the same period in 2010. The increase in cost resulted primarily from an increase in investor related activities of approximately $0.2 million, an increase in legal and litigation expense of approximately $0.15 million, an increase in salary expense of approximately $0.1 million, an increase of approximately $0.1 million in travel expenses, an increase of approximately $0.1 million in accounting fees, and an increase of approximately $0.1 in miscellaneous expenses.  General and administrative expense as a percentage of revenue increased to 115.9% in 2011 from 48.7% in 2010.

Financial Expenses/Income.  For the three months ended June 30, 2011, we had financial expense of approximately $72,000, compared to approximately $41,000 of financial income during the same period in 2010. The increase in financial expense resulted primarily from the favorable impact of exchange rate differences for the three months ended June 30, 2011 that did not reoccur during the three months ended June 30, 2011. Financial expense as a percentage of revenue was 6.9% in 2011, compared to financial income of 4.5% in 2010.

Tax Expenses.  Tax expense remained relatively flat at $10,000 for the three months ended June 30, 2011  as compared to $15,000 during the same period in 2010. Our expenses for income taxes reflect primarily the tax liability due to potential tax exposure.

Net Loss.  Our net loss increased approximately $1.6 million, or 240.0%, to approximately $2.3 million for the three months ended June 30, 2011 from approximately $0.7 million during the same period in 2010. The increase in net loss resulted primarily from an increase in operating expenses of approximately $1.5 million (see above for explanations) and an increase of approximately $0.1 million in financial expenses (see above for explanation).

Backlog.  Our order backlog as of June 30, 2011 was approximately $0.9 million.

 Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Revenues.  For the six months ended June 30, 2011, total revenue decreased approximately $0.3 million, or 9.3%, to approximately $2.7 million from approximately $3.0 million during the same period in 2010.  The following is an explanation of the approximately $0.3 million decrease in revenue broken down by its main two components, a net decrease in deferred revenue of approximately $1.4 million and an increase in gross revenue of approximately $1.15 million.

For the six months ended June 30, 2011, net deferred revenue decreased by approximately $1.4 million, or 79.8%, to approximately $0.4 million from approximately $1.8 million during the same period in 2010.  For the six months ended June 30, 2011, our net deferred revenue consisted of approximately $0.2 million attributable to our distributor in Israel, approximately $0.1 million to our distributor in Brazil, approximately $0.05 million to our distributor in Italy, and approximately $0.1 million to our distributor in Poland, offset by approximately $0.1 million deferred for a shipment to our distributor in India. For the first half of 2010, net deferred revenue of approximately $1.8 million was comprised mainly of shipments from 2008 and 2009 to our distributor in Poland of approximately $1.1 million, our distributor in Brazil of approximately $0.4 million, to our distributor in Sri Lanka of approximately $0.1 million and approximately $0.2 million to miscellaneous distributors.

For the six months ended June 30, 2011, total gross revenue increased by approximately $1.15 million, or 93.0%, to approximately $2.4 million from approximately $1.2 million during the same period in 2010. This increase in gross revenue is mainly attributable to the first time shipment of approximately $1.2 million to our distributor in India during the first half of 2011, an increase of approximately $0.1 million of gross revenue to our distributor in Spain, an increase of approximately $0.1 million of gross revenue to our new distributor in the Netherlands, an increase of approximately $0.1 million of gross revenue to our distributor in Argentina, an increase of approximately $0.1 million of gross revenue to our distributor in Columbia and approximately $0.1 million of gross revenue to our distributor in Israel.  This increase was partially offset by a decrease of approximately $0.4 million in gross revenue to our distributor in Poland, a decrease of approximately $0.2 million in gross revenue to our distributor in Pakistan, a decrease of approximately $0.1 million in gross revenue to our distributor in Kazakhstan, and a decrease of approximately $0.1 million in gross revenue to our distributor in Italy.  We also shipped and recognized gross revenue for approximately $0.2 million more from our remaining distributors during the six months ended June 30, 2011, as compared to the same period in 2010.

Gross Profit.  For the six months ended June 30, 2011, gross profit (revenue less cost of revenues) decreased approximately 0.2%, or approximately $2,000, to approximately $1.187 million from approximately $1.189 million during the same period in 2010.  Gross margin increased from 39.6% in the six months ended June 30, 2010 to 43.5% in the six months ended June 30, 2011.  We were able to improve our gross margin in spite of our decrease in revenue because of reduced production cost per stent driven by economies of scale. For the six months ended June 30, 2011, our average selling price per stent recognized in revenue was $555, and we recognized the sale of 4,915 stents, compared to an average price of $672 per stent and 4,473 stents recognized in revenue for the same period in 2010.  Our production cost per stent decreased from an average of $406 per stent recognized in revenue for the six months ended June 30, 2010 to an average of $313 per stent for the same period in 2011.  The higher price per stent for the six months ended June 30, 2010 was affected by the price of stents sold in 2008 and 2009 to one of our Europeans  distributors in Euros when the Euro was much stronger than the U.S. dollar, at an average price of $997 when translated  to U.S. dollars.

Research and Development Expense.  For the six months ended June 30, 2011, research and development expense increased 41.4% to approximately $1.1 million from approximately $0.8 million during the same period in 2010. The increase in cost resulted primarily from higher clinical trial expenses of approximately $0.5 million, attributable mainly to the FDA clinical trial (approximately $0.4 million)  and the Master Trial (approximately $0.1 million), offset by approximately $0.1 million of development cost for MGuard Prime in the first six months of 2010 and approximately $0.1 million of lower share based compensation expense in the three months ended June 30, 2011. Research and development expense as a percentage of revenue increased to 40.1% for the six months ended June 30, 2011 from 25.7% in the same period of 2010.

Selling and Marketing Expense.  For the six months ended June 30, 2011, selling and marketing expense increased 64.1% to approximately $1.0 million, from approximately $0.6 million during the same period in 2010.  The increase in cost resulted primarily from approximately $0.2 million of additional share base compensation, approximately $0.1 million of commissions pertaining to our first time shipment of approximately $1.2 million to our distributor in India, and approximately $0.1 million of additional salaries and related expenses of newly hired sales personnel as we expand our sales activities worldwide. Selling and marketing expense as a percentage of revenue increased to 38.3% in 2011 from 21.2% in 2010.

General and Administrative Expense.  For the six months ended June 30, 2011, general and administrative expense increased 115.0% to approximately $2.4 million from $1.1 million during the same period in 2010. The increase in cost resulted primarily from an increase in legal and litigation expense of approximately $0.6 million (primarily due to a provision for the Company’s potential loss regarding a threatened lawsuit from a finder claiming a future success fee and commissions for assistance in finding the Company’s distributor in Brazil), an increase in investor related activities of approximately $0.3 million (due to the Company having been public during the six months ended June 30, 2011, but not during the same period in 2010), an increase in travel expense of approximately $0.2 million (incurred in connection with the share exchange transactions), an increase of approximately $0.2 million in salary expenses (due to an increase in infrastructure to accommodate and comply with SEC standards and reporting), and an increase of approximately $0.1 million in accounting fees (also related to compliance with SEC standards), offset by a non-recurring bad debt provision in the amount of  approximately $0.1 million made during the first half of 2010 mainly related to shipments to our Bulgarian distributor.  General and administrative expense as a percentage of revenue increased to 87.7% in 2011 from 37.0% in 2010.

Financial Expenses.  For the six months ended June 30, 2011, financial expense increased to approximately $0.8 million from $29,000 during the same period in 2010. The increase in expense resulted primarily from a one-time financial expense recording of approximately $0.6 million in the first quarter of 2011 pertaining to the revaluation of the outstanding convertible loan at fair value prior to redemption and approximately $0.2 million for the favorable impact of exchange rate differences for the six months ended June 30, 2010 that did not reoccur during the six months ended June 30, 2011.  Financial expense as a percentage of revenue decreased to 28.9% in 2011, from 1.0% in 2010.

Tax Expenses.  Tax expense remained relatively flat at $20,000 for the six months ended June 30, 2011,  as compared to $30,000 during the same period in 2010. Our expenses for income taxes reflect primarily the tax liability due to potential tax exposure.

Net Loss.  Our net loss increased approximately $2.8 million, or 198.1%, to $4.2 million for the six months ended June 30, 2011 from $1.4 million during the same period in 2010. The increase in net loss resulted primarily from an increase in operating expenses of approximately $2.0 million (see above for explanations) and an increase of approximately $0.8 million in financial expenses (see above for explanation).

Backlog.  Our order backlog as of June 30, 2011 was approximately $0.9 million.

Liquidity and Capital Resources

General.  At June 30, 2011, we had cash and cash equivalents of approximately $8.1 million, as compared to $0.6 million at December 31, 2010. The increase is attributable primarily to the private placement conducted in conjunction with the reverse merger on March 31, 2011. We have historically met our cash needs through a combination of issuance of new shares, borrowing activities and sales. Our cash requirements are generally for product development, clinical trials, marketing and sales activities, finance and administrative cost, capital expenditures and overall working capital.

Cash used in our operating activities was approximately $1.8 million for the six months ended June 30, 2011, and approximately $1.2 million for the same period in 2010.  The principal reasons for the decrease include a net loss of approximately $4.1 million offset by  approximately $1.0 million in non-cash share based compensation, approximately $0.6 million in non-cash financial expenses related to the revaluation of the convertible loan and approximately $0.6 million increase in working capital.

We used cash in investing activities of approximately $0.1 million during the six months ended June 30, 2011, compared to approximately $24,000 of cash provided by investing activities during the same period in 2010.  The principal reason for the decrease in cash flow from investing activities was an increase in restricted cash of approximately $93,000 ($50,000 due to a requirement pertaining to our outstanding loan, which was cancelled subsequent to June 30, 2011, and $43,000 as a guarantee for our credit limit on our corporate credit card).

Cash flow generated from financing activities was approximately $9.4 million for the six months ended June 30, 2011, and $1.2 million for the same period in 2010.  The principal reason for the increase in cash flow from financing activities during 2011 was the private placement conducted in conjunction with the reverse merger on March 31, 2011 and other private equity issuances prior to and after the reverse merger in the aggregate amount of approximately $10.6 million, offset by the repayment of the non-converted portion of the convertible loan in the amount of approximately $1.0 million and the partial repayment of our long-term loan in the amount of approximately $0.2 million.

As of June 30, 2011, our current assets exceeded current liabilities by 2.8 times. Current assets increased approximately $6.9 million during 2011, mainly due to cash from the private placements in 2011, while current liabilities decreased by $25,000 during the same period. As a result, our working capital surplus increased by approximately $7.0 million to approximately $6.9 million during the first quarter of 2011.

Credit Facilities.  As of June 30, 2011, we had a long term loan in the amount of approximately $0.3 million bearing interest at the three month US$ libor rate plus 4% per annum. The loan is payable in eight quarterly installments during a period of three years that begin in April 2010 and ends in January 2012.  According to the loan agreement, in case of an “exit transaction,” we will be required to pay to the bank an additional $0.25 million if the sum received in a “liquidity event” or the value of the company in an “IPO” is higher than $100 million.

Convertible Loan.  Prior to June 30, 2011, we had a convertible loan with an aggregate principal amount outstanding of approximately $1.58 million that bore 8% interest.  Following the reverse merger on March 31, 2011, $580,000 plus accrued interest converted into shares of the Company.  The remaining principle in the amount of $1.0 million was repayed on May 15, 2011.

Sales of Stock. For the six months ended June 30, 2011, we issued an aggregate of 8,321,360 ordinary shares and 3,718,667 warrants for gross proceeds of approximately $12,246  thousand.

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and require companies to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. Additionally, the amendments eliminate the residual method for allocating arrangement considerations. The Company does not expect the standard to have material effect on its consolidated financial statements.

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

In May 2011, the FASB issued amended guidance and disclosure requirements for fair value measurements.  These changes will be effective January 1, 2012 on a prospective basis. Early application is not permitted.  These amendments are not expected to have a material impact to the consolidated financial results.

Item 4.  Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of June 30, 2011, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals.  You should carefully consider the risks described below and the financial and other information included in this Form 10-Q, and our registration statement on Form S-1 filed with  the Securities and Exchange Commission on June 16, 2011, as may be amended.  If any of the following risks, or any other risks not described below, actually occur, it is likely that our business, financial condition, and/or operating results could be materially adversely affected, and actual outcomes may vary materially from those included in this Form 10-Q.

Risks Related to Our Business

We expect to derive our revenue from sales of our MGuardTM stent products and other products we may develop.  If we fail to generate revenue from this source, our results of operations and the value of our business would be materially and adversely affected.

We expect our revenue to be generated from sales of our MGuard™ stent products and other products we may develop.  Future sales of these products, if any, will be subject to the receipt of regulatory approvals and commercial and market uncertainties that may be outside our control.  If we fail to generate such revenues, our results of operations and the value of our business and securities could be materially and adversely affected.

Several factors could limit the successful commercialization of our products, including:

•	limited market acceptance or familiarity among patients, physicians, medical centers and third-party purchasers;

•	inadequate reimbursement for our products by third party payors;

•	our inability to develop a sales force or distributors capable of effectively marketing our products;

•	our inability to manufacture and supply a sufficient amount of products to meet market demands;

•	the number, relative effectiveness, and cost of competing products that may enter the market; and

•	a product recall or voluntary market withdrawal due to product defects or product enhancements and modifications.

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

The validity of our patent claims depends, in part, on whether prior art references exist that describe or render obvious our inventions as of the filing date of our patent applications.  We may not have identified all prior art, such as U.S. and foreign patents or published applications or published scientific literature, that could adversely affect the patentability of our pending patent applications.  For example, patent applications in the U.S. are maintained in confidence for up to 18 months after their filing.  In some cases, however, patent applications remain confidential in the U.S. Patent and Trademark Office for the entire time prior to issuance as a U.S. patent.  Patent applications filed in countries outside the U.S. are not typically published until at least 18 months from their first filing date.  Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries.  Therefore, we cannot be certain that we were the first to invent, or the first to file patent applications relating to, our stent technologies.  In the event that a third party has also filed a U.S. patent application covering our stents or a similar invention, we may have to participate in an adversarial proceeding, known as an interference, declared by the U.S. Patent and Trademark Office to determine priority of invention in the U.S.  It is possible that we may be unsuccessful in the interference, resulting in a loss of some portion or all of our position in the U.S.  The laws of some foreign jurisdictions do not protect intellectual property rights to the same degree as in the U.S., and many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions.  If we encounter such difficulties or are otherwise precluded from effectively protecting our intellectual property rights in foreign jurisdictions, our business prospects could be substantially harmed.

We may initiate litigation to enforce our patent rights on any patents issued on pending patent applications, which may prompt adversaries in such litigation to challenge the validity, scope or enforceability of our patents.  If a court decides that such patents are not valid, not enforceable or of a limited scope, we may not have the right to stop others from using our inventions.  Also, even if our patents are determined by a court to be valid and enforceable, they may not be sufficiently broad to prevent others from marketing products similar to ours or designing around our patents, despite our patent rights, nor provide us with freedom to operate unimpeded by the patent rights of others.

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

We currently manufacture our MGuard™ stent at our facilities in Tel Aviv, Israel, and we have contracted with QualiMed Innovative Medizinprodukte GmbH, a German manufacturer, to assist in production.  If there were a disruption to our existing manufacturing facility, we would have no other means of manufacturing our MGuard™ stent until we were able to restore the manufacturing capability at our facility or develop alternative manufacturing facilities.  If we were unable to produce sufficient quantities of our MGuard™ stent for use in our current and planned clinical trials, or if our manufacturing process yields substandard stents, our development and commercialization efforts would be delayed.

We currently have limited resources, facilities and experience to commercially manufacture our product candidates.  In order to produce our MGuard™ stent in the quantities that we anticipate will be required to meet anticipated market demand, we will need to increase, or “scale up,” the production process by a significant factor over the current level of production.  There are technical challenges to scaling-up manufacturing capacity, and developing commercial-scale manufacturing facilities will require the investment of substantial funds and hiring and retaining additional management and technical personnel who have the necessary manufacturing experience.  We may not successfully complete any required scale-up in a timely manner or at all.  If unable to do so, we may not be able to produce our MGuard™ stent in sufficient quantities to meet the requirements for the launch of the product or to meet future demand, if at all.  If we develop and obtain regulatory approval for our MGuard™ stent and are unable to manufacture a sufficient supply of our MGuard™ stent, our revenues, business and financial prospects would be adversely affected.  In addition, if the scaled-up production process is not efficient or produces stents that do not meet quality and other standards, our future gross margins may decline. Also, our current and planned personnel, systems, procedures and controls may not be adequate to support our anticipated growth.  If we are unable to manage our growth effectively, our business could be harmed.

Additionally, any damage to or destruction of our Tel Aviv facilities or its equipment, prolonged power outage or contamination at our facility would significantly impair our ability to produce MGuard™ stents.

Finally, the production of our MGuard™ stent must occur in a highly controlled, clean environment to minimize particles and other yield and quality-limiting contaminants.  In spite of stringent quality controls, weaknesses in process control or minute impurities in materials may cause a substantial percentage of defective products in a lot.  If we are unable to maintain stringent quality controls, or if contamination problems arise, our clinical development and commercialization efforts could be delayed, which would harm our business and results of operations.

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

Clinical trials necessary to support a pre-market approval application to the U.S. Food and Drug Administration for our MGuard™ stent will be expensive and will require the enrollment of a large number of patients, and suitable patients may be difficult to identify and recruit, which may cause a delay in the development and commercialization of our product candidates.  Clinical trials supporting a pre-market approval applications for the Cypher stent and the Taxus Express2 stent, which were approved by the U.S. Food and Drug Administration and are currently marketed, involved patient populations of approximately 1,000 and 1,300, respectively, and a 12-month follow up period.  In some trials, a greater number of patients and a longer follow up period may be required. The U.S. Food and Drug Administration may require us to submit data on a greater number of patients or for a longer follow-up period than those for pre-market approval applications for the Cypher stent and the Taxus Express2 stent.  Patient enrollment in clinical trials and the ability to successfully complete patient follow-up depends on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial and patient compliance.  For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and efficacy of our products, or they may be persuaded to participate in contemporaneous clinical trials of competitive products.  In addition, patients participating in our clinical trials may die before completion of the trial or suffer adverse medical events unrelated to or related to our products.  Delays in patient enrollment or failure of patients to continue to participate in a clinical trial may cause an increase in costs and delays or result in the failure of the clinical trial.

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

We believe that physicians will not widely adopt the MGuard™ stent unless they determine, based on experience, long-term clinical data and published peer reviewed journal articles, that the use of our MGuard™ stent provides a safe and effective alternative to other existing treatments for coronary artery disease, including coronary artery bypass grafting balloon angioplasty, bare-metal stents and other drug-eluting stents, provided by Johnson & Johnson, Boston Scientific Corporation, Medtronic Inc., Abbott Laboratories and others.

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

In addition, currently, physicians consider drug-eluting stents to be the industry standard for treatment of coronary artery disease.  While we believe that the MGuard™ stent is a safe and effective alternative, it is not a drug-eluting stent, which may further hinder its support and adoption by physicians.

Our products are based on a new technology, and we have only limited experience in regulatory affairs, which may affect our ability or the time required to navigate complex regulatory requirements and obtain necessary regulatory approvals, if such approvals are received at all.  Regulatory delays or denials may increase our costs, cause us to lose revenue and materially and adversely affect our results of operations and the value of our business.

Because our products are new and long-term success measures have not been completely validated, regulatory agencies, including the U.S. Food and Drug Administration, may take a significant amount of time in evaluating product approval applications.  For example, there are currently several methods of measuring restenosis and we do not know which of these metrics, or combination of these metrics, will be considered appropriate by the U.S. Food and Drug Administration for evaluating the clinical efficacy of stents.  Treatments may exhibit a favorable measure using one of these metrics and an unfavorable measure using another metric.  Any change in the accepted metrics may result in reconfiguration of, and delays in, our clinical trials.  Additionally, we have only limited experience in filing and prosecuting the applications necessary to gain regulatory approvals, and our clinical, regulatory and quality assurance personnel are currently composed of only 3 employees.  As a result, we may experience a long regulatory process in connection with obtaining regulatory approvals for our products.

In addition, the products we and any potential licensees license, develop, manufacture and market are subject to complex regulatory requirements, particularly in the U.S., Europe and Asia, which can be costly and time-consuming.  There can be no assurance that such approvals will be granted on a timely basis, if at all.  Furthermore, there can be no assurance of continued compliance with all regulatory requirements necessary for the manufacture, marketing and sale of the products we will offer in each market where such products are expected to be sold, or that products we have commercialized will continue to comply with applicable regulatory requirements.  If a government regulatory agency were to conclude that we were not in compliance with applicable laws or regulations, the agency could institute proceedings to detain or seize our products, issue a recall, impose operating restrictions, enjoin future violations and assess civil and criminal penalties against us, our officers or employees and could recommend criminal prosecution.  Furthermore, regulators may proceed to ban, or request the recall, repair, replacement or refund of the cost of, any device manufactured or sold by us.  Furthermore, there can be no assurance that all necessary regulatory approvals will be obtained for the manufacture, marketing and sale in any market of any new product developed or that any potential licensee will develop using our licensed technology.

Even if our products are approved by regulatory authorities, if we or our suppliers fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.

Any product for which we obtain marketing approval in the U.S., along with the manufacturing processes, post-approval clinical data and promotional activities for such product, will be subject to continual review and periodic inspections by the U.S. Food and Drug Administration and other regulatory bodies.  In particular, we and our suppliers will be required to comply with the U.S. Food and Drug Administration’s Quality System Regulation for the manufacture of our MGuard™ stent, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of any product for which we obtain marketing approval in the U.S.  The U.S. Food and Drug Administration enforces the Quality System Regulation through unannounced inspections.  We and our third-party manufacturers and suppliers have not yet been inspected by the U.S. Food and Drug Administration and will have to successfully complete such inspections before we receive U.S. regulatory approval for our products.  Failure by us or one of our suppliers to comply with statutes and regulations administered by the U.S. Food and Drug Administration and other regulatory bodies, or failure to take adequate response to any observations, could result in, among other things, any of the following enforcement actions:

•	warning letters or untitled letters;

•	fines and civil penalties;

•	unanticipated expenditures;

•	delays in approving, or refusal to approve, our products;

•	withdrawal or suspension of approval by the U.S. Food and Drug Administration or other regulatory bodies;

•	product recall or seizure;

•	orders for physician notification or device repair, replacement or refund;

•	interruption of production;

•	operating restrictions;

•	injunctions; and

•	criminal prosecution.

If any of these actions were to occur, it could harm our reputation and could cause our product sales and profitability to suffer.  Furthermore, key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements.

Even if regulatory approval of a product is granted in the U.S., the approval may be subject to limitations on the indicated uses for which the product may be marketed.  If the U.S. Food and Drug Administration determines that our promotional materials, training or other activities constitutes promotion of an unapproved use, it could request that we cease or modify our training or promotional materials or subject us to regulatory enforcement actions.  It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our training or other promotional materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement.

Moreover, any modification to a device that has received U.S. Food and Drug Administration approval that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design or manufacture, requires a new approval from the U.S. Food and Drug Administration.  If the U.S. Food and Drug Administration disagrees with any determination by us that new approval is not required, we may be required to cease marketing or to recall the modified product until approval is obtained.  In addition, we could also be subject to significant regulatory fines or penalties.

Additionally, we may be required to conduct costly post-market testing and surveillance to monitor the safety or efficacy of our products, and we will be required to report adverse events and malfunctions related to our products.  Later discovery of previously unknown problems with our products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements, such as Quality System Regulation, may result in restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties.

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

We intend to market our products in international markets.  In order to market our products in other foreign jurisdictions, we must obtain separate regulatory approvals from those obtained in the U.S. and Europe.  The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain CE Mark or U.S. Food and Drug Administration approval.  Foreign regulatory approval processes may include all of the risks associated with obtaining CE Mark or U.S. Food and Drug Administration approval in addition to other risks.  We may not obtain foreign regulatory approvals on a timely basis, if at all.  CE Mark does not ensure approval by regulatory authorities in other countries.  We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in certain markets.

We operate in an intensely competitive and rapidly changing business environment, and there is a substantial risk our products could become obsolete or uncompetitive.

The medical device market is highly competitive.  We compete with many medical service companies in the U.S. and internationally in connection with our current product and products under development.  We face competition from numerous pharmaceutical and biotechnology companies in the therapeutics area, as well as competition from academic institutions, government agencies and research institutions.  When we commercialize our products, we expect to face intense competition from Cordis Corporation, a subsidiary of Johnson & Johnson, Boston Scientific Corporation, Guidant, Medtronic, Inc., Abbott Vascular Devices, Terumo and others.  Most of our current and potential competitors, including but not limited to those listed above, have, and will continue to have, substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution and personnel resources than we do.  There can be no assurance that we will have sufficient resources to successfully commercialize our products, if and when they are approved for sale.  The worldwide market for stent products is characterized by intensive development efforts and rapidly advancing technology.  Our future success will depend largely upon our ability to anticipate and keep pace with those developments and advances.  Current or future competitors could develop alternative technologies, products or materials that are more effective, easier to use or more economical than what we or any potential licensee develop.  If our technologies or products become obsolete or uncompetitive, our related product sales and licensing revenue would decrease.  This would have a material adverse effect on our business, financial condition and results of operations.

We may become subject to claims by much larger and better capitalized competitors seeking to invalidate our right to our intellectual property.

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

These companies have maintained their position in the market by, among other things, establishing intellectual property rights relating to their products and enforcing these rights aggressively against their competitors and new entrants into the market.  All of the major companies in the stent and related markets, including Boston Scientific Corporation, Johnson & Johnson and Medtronic, Inc., have been repeatedly involved in patent litigation relating to stents since at least 1997.  The stent and related markets have experienced rapid technological change and obsolescence in the past, and our competitors have strong incentives to stop or delay the introduction of new products and technologies.  We may pose a competitive threat to many of the companies in the stent and related markets.  Accordingly, many of these companies will have a strong incentive to take steps, through patent litigation or otherwise, to prevent us from commercializing our products.

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

Some of the components of our products are currently provided by only one vendor, or a single-source supplier.  We depend on QualiMed Innovative Medizinprodukte GmbH, which manufactures the body of the stent, MeKo Laserstrahl-Materialbearbeitung for the laser cutting of the stent, Natec Medical Ltd. for the supply of catheters and Biogeneral Inc. for the fiber. We may have difficulty obtaining similar components from other suppliers that are acceptable to the U.S. Food and Drug Administration or foreign regulatory authorities if it becomes necessary.

If we have to switch to a replacement supplier, we will face additional regulatory delays and the interruption of the manufacture and delivery of our MGuard™ stent for an extended period of time, which would delay completion of our clinical trials or commercialization of our products.  In addition, we will be required to obtain prior regulatory approval from the U.S. Food and Drug Administration or foreign regulatory authorities to use different suppliers or components that may not be as safe or as effective.  As a result, regulatory approval of our products may not be received on a timely basis or at all.

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

We may implement a product recall or voluntary market withdrawal due to product defects or product enhancements and modifications, which would significantly increase our costs.

The manufacturing and marketing of our MGuard™ stent products involves an inherent risk that our products may prove to be defective. In that event, we may voluntarily implement a recall or market withdrawal or may be required to do so by a regulatory authority. A recall of one of our products, or a similar product manufactured by another manufacturer, could impair sales of the products we market as a result of confusion concerning the scope of the recall or as a result of the damage to our reputation for quality and safety.

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

We believe that future reimbursement may be subject to increased restrictions both in the U.S. and in international markets. There is increasing pressure by governments worldwide to contain health care costs by limiting both the coverage and the level of reimbursement for therapeutic products and by refusing, in some cases, to provide any coverage for products that have not been approved by the relevant regulatory agency.  Future legislation, regulation or reimbursement policies of third party payors may adversely affect the demand for our products currently under development and limit our ability to sell our product candidates on a profitable basis.  In addition, third party payors continually attempt to contain or reduce the costs of healthcare by challenging the prices charged for healthcare products and services.  If reimbursement for our products is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels, market acceptance of our products would be impaired and future revenues, if any, would be adversely affected.

In the U.S., our business could be significantly and adversely affected by recent healthcare reform legislation and other administration and legislative proposals.

The Patient Protection and Affordable Care Act and Health Care and Educational Reconciliation Act in the U.S. were enacted into law in March 2010. Certain provisions of these acts will not be effective for a number of years and there are many programs and requirements for which the details have not yet been fully established or consequences not fully understood, and it is unclear what the full impacts will be from the legislation.  The legislation does levy a 2.3% excise tax on all U.S. medical device sales beginning in 2013. If we commence sales of our MGuard™ stent in the U.S., this new tax may materially and adversely affect our business and results of operations.  The legislation also focuses on a number of Medicare provisions aimed at improving quality and decreasing costs.  It is uncertain at this point what negative unintended consequences these provisions will have on patient access to new technologies.  The Medicare provisions include value-based payment programs, increased funding of comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments).  Additionally, the provisions include a reduction in the annual rate of inflation for hospitals starting in 2011 and the establishment of an independent payment advisory board to recommend ways of reducing the rate of growth in Medicare spending.  We cannot predict what healthcare programs and regulations will be ultimately implemented at the federal or state level in the U.S., or the effect of any future legislation or regulation.  However, any changes that lower reimbursements for our products or reduce medical procedure volumes could adversely affect our business and results of operations.

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

We may have violated section 15 of the Israeli Security Law of 1968.  Section 15 of the Israeli Security Law of 1968 requires the filing of a prospectus with the Israel Security Authority and the delivery thereof to purchasers in connection with an offer or sale of securities to more than 35 parties during any 12 month period.  We allegedly issued securities to more than 35 investors during certain 12-month periods ending in October 2008.  We filed an application for “No action” with the Israel Security Authority in connection with the foregoing on February 14, 2011.  Members of our management met with the Israel Security Authority on March 9, 2011 and submitted complementary information requested by the Israel Security Authority on March 20, 2011.  To date, the Israel Security Authority has not provided any response to our application.  A failure to receive “No action” relief could expose us to fines in excess of $1 million and could subject members of our management during the period of the alleged violations to fines, imprisonment, or prohibition from serving as a senior officer of a reporting company under the Israel Security Law.

We will need to raise additional capital to meet our business requirements in the future and such capital raising may be costly or difficult to obtain and could dilute current stockholders’ ownership interests.

We will need to raise additional capital in the future, which may not be available on reasonable terms or at all.  We recently raised approximately $10,500,000 and expect that such proceeds, together with our income, will be insufficient to fully realize all of our business objectives.  For instance, we will need to raise additional funds to accomplish the following:

•	pursuing growth opportunities, including more rapid expansion;

•	acquiring complementary businesses;

•	making capital improvements to improve our infrastructure;

•	hiring qualified management and key employees;

•	developing new services, programming or products;

•	responding to competitive pressures;

•	complying with regulatory requirements such as licensing and registration; and

•	maintaining compliance with applicable laws.

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

Risks Related to Our Organization and Our Common Stock

We are subject to financial reporting and other requirements for which our accounting, internal audit and other management systems and resources may not be adequately prepared.

On March 31, 2011, we became subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended, including the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 will require us to conduct an annual management assessment of the effectiveness of our internal controls over financial reporting and to obtain a report by our independent auditors addressing these assessments. These reporting and other obligations will place significant demands on our management, administrative, operational, internal audit and accounting resources. We anticipate that we will need to upgrade our systems; implement additional financial and management controls, reporting systems and procedures; implement an internal audit function; and hire additional accounting, internal audit and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price. Moreover, effective internal control is necessary for us to provide reliable financial reports and prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed.

Because we became public by means of a “reverse merger,” we may not be able to attract the attention of major brokerage firms.

There may be risks associated with us becoming public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock.  No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on our behalf.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

•	technological innovations or new products and services by us or our competitors;

•	additions or departures of key personnel;

•	sales of our common stock, particularly under any registration statement for the purposes of selling any other securities, including management shares;

•	limited availability of freely-tradable “unrestricted” shares of our common stock to satisfy purchase orders and demand;

•	our ability to execute our business plan;

•	operating results that fall below expectations;

•	loss of any strategic relationship;

•	industry developments;

•	economic and other external factors; and

•	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also significantly affect the market price of our common stock.

We are subject to penny stock rules which will make the shares of our common stock more difficult to sell.

We are subject to the Securities and Exchange Commission’s “penny stock” rules since our shares of common stock sell below $5.00 per share.  Penny stocks generally are equity securities with a per share price of less than $5.00.  The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

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

There is, at present, only a limited market for our common stock and we cannot ensure that an active market for our common stock will ever develop or be sustained.

Our shares of common stock are thinly traded.  Due to the illiquidity, the market price may not accurately reflect our relative value.  There can be no assurance that there will be an active market for our shares of common stock either now or in the future.  Because our common stock is so thinly traded, a large block of shares traded can lead to a dramatic fluctuation in the share price and investors may not be able to liquidate their investment in us at all or at a price that reflects the value of the business. In addition, our common stock currently trades on the OTC Bulletin Board, which generally lacks the liquidity, research coverage and institutional investor following of a national securities exchange like the NYSE Amex, the New York Stock Exchange or the Nasdaq Stock Market. While we intend to list our common stock on a national securities exchange once we satisfy the initial listing standards for such an exchange, we currently do not, and may not ever, satisfy such initial listing standards.

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

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock and make it more difficult for us to raise funds through future offerings of common stock.  In addition, if our stockholders sell substantial amounts of our common stock in the public market, upon the expiration of any statutory holding period under Rule 144, upon the expiration of lock-up periods applicable to outstanding shares, or upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, could also make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

We do not expect to pay dividends in the future. As a result, any return on investment may be limited to the value of our common stock.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on our earnings, financial condition and other business and economic factors as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on an investment in our common stock will only occur if our stock price appreciates.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On April 18, 2011, we consummated a private placement with an investor pursuant to which we sold 666,667 shares of our common stock and a five-year warrant to purchase up to 333,333 shares of common stock at an exercise price of $1.80 per share for aggregate cash proceeds of $1,000,000. The securities sold in this offering were not registered under the Securities Act of 1933, as amended, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933, as amended. This investor was an accredited investor (as defined by Rule 501 under the Securities Act of 1933, as amended) at the time of the private placement.

On April 18, 2011, we consummated a private placement with two accredited investors (as defined by Rule 501 under the Securities Act of 1933, as amended), pursuant to which we sold 283,334 shares of our common stock and a five-year warrant to purchase 141,667 shares of our common stock at an exercise price of $1.80 per share, for aggregate cash proceeds of $425,000. The securities sold in this offering were not registered under the Securities Act of 1933, as amended, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933, as amended.

On April 18, 2011, upon the consummation of the above described April 18, 2011 private placements, we issued a five-year warrant to purchase up to 57,000 shares of common stock at an exercise price of $1.80 per share to Palladium Capital Advisors, LLC, our placement agent in the April 18, 2011 private placements. The warrant was not registered under the Securities Act of 1933, as amended, or the securities laws of any state, and was offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933, as amended, and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving a public offering. Palladium Capital Advisors, LLC was an accredited investor (as defined by Rule 501 under the Securities Act of 1933, as amended) at the time of the private placement

On April 21, 2011, we consummated a private placement with Mr. Reinder Hogeboom pursuant to which we sold 33,333 shares of our common stock and a five-year warrant to purchase 16,667 shares of our common stock at an exercise price of $1.80 per share, for aggregate cash proceeds of $50,000. The securities sold in this offering were not registered under the Securities Act of 1933, as amended, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act of 1933, as amended, provided by Regulation S under the Securities Act of 1933, as amended. Reinder Hogeboom was not a “U.S. person” (as that term is defined in Rule 902 of Regulation S) at the time of the private placement.

On January 4, 2011, we entered into a convertible loan agreement with our distributer in Israel, in the amount of $100,000. On June 1, 2011, we issued 81,161 shares of common stock to the lender upon conversion of the note.  These securities were not registered under the Securities Act of 1933, as amended, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act of 1933, as amended, provided by Regulation S under the Securities Act of 1933, as amended. The lender was not a “U.S. person” (as that term is defined in Rule 902 of Regulation S) at the time of the issuance.

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description
2.1*	Share Exchange Agreement, dated as of December 29, 2010, by and among InspireMD Ltd., Saguaro Resources, Inc., and the Shareholders of InspireMD Ltd. that are signatory thereto

2.2***	Amendment to Share Exchange Agreement, dated February 24, 2011

2.3***	Second Amendment to Share Exchange Agreement, dated March 25, 2011

3.1**	Amended and Restated Certificate of Incorporation

3.2**	Amended and Restated Bylaws

10.1**	2011 Umbrella Option Plan

10.2***	Form of Stock Option Award Agreement

10.3***	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated as of March 31, 2011

10.4***	Stock Purchase Agreement, by and between InspireMD, Inc. and Lynn Briggs, dated as of March 31, 2011

10.5***	Securities Purchase Agreement, dated as of March 31, 2011, by and among InspireMD, Inc. and certain purchasers set forth therein

10.6***	Form of $1.80 Warrant

10.7***	Form of $1.23 Warrant

10.8***	$1,250,000 Convertible Debenture, dated July 20, 2010, by and between InspireMD Ltd. and Genesis Asset Opportunity Fund, L.P.

10.9***	Unprotected Leasing Agreement, dated February 22, 2007, by and between Block 7093 Parcel 162 Company Ltd. Private Company 510583156 and InspireMD Ltd.

10.10***	Securities Purchase Agreement, dated as of July 22, 2010, by and among InspireMD Ltd. and certain purchasers set forth therein

10.11***	Manufacturing Agreement, by and between InspireMD Ltd. and QualiMed Innovative Medizinprodukte GmbH, dated as of September 11, 2007

10.12***	Development Agreement, by and between InspireMD Ltd. and QualiMed Innovative Medizinprodukte GmbH, dated as of January 15, 2007

10.13***	License Agreement, by and between Svelte Medical Systems, Inc. and InspireMD Ltd., dated as of March 19, 2010

10.14***	Agreement, by and between InspireMD Ltd. and Ofir Paz, dated as of April 1, 2005

10.15***	Amendment to the Employment Agreement, by and between InspireMD Ltd. and Ofir Paz, dated as of October 1, 2008

10.16***	Second Amendment to the Employment Agreement, by and between InspireMD Ltd. and Ofir Paz, dated as of March 28, 2011

10.17***	Personal Employment Agreement, by and between InspireMD Ltd. and Asher Holzer, dated as of April 1, 2005

10.18***	Amendment to the Employment Agreement, by and between InspireMD Ltd. and Asher Holzer, dated as of March 28, 2011

10.19***	Personal Employment Agreement, by and between InspireMD Ltd. and Eli Bar, dated as of June 26, 2005

10.20***	Employment Agreement, by and between InspireMD Ltd. and Bary Oren, dated as of August 25, 2009

10.21***	Employment Agreement, by and between InspireMD Ltd. and Craig Shore, dated as of November 28, 2010

10.22***	Form of Indemnification Agreement between InspireMD, Inc. and each of the directors and executive officers thereof

10.23***	Agreement with Bank Mizrahi Tefahot LTD. for a loan to InspireMD Ltd. in the original principal amount of $750,000

10.24****	Securities Purchase Agreement, dated as of April 18, 2011, by and among InspireMD, Inc. and certain purchasers set forth therein

10.25****	Form of Warrant related to Securities Purchase Agreement, dated as of April 18, 2011

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_______________________
* Incorporated by reference to Saguaro Resources, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2011

** Incorporated by reference to InspireMD, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011

*** Incorporated by reference to InspireMD, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011

**** Incorporated by reference to InspireMD, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSPIREMD, INC.

Date: August 15, 2011	By:	/s/ Ofir Paz
		Name:	Ofir Paz
		Title:	Chief Executive Officer

	By:	/s/ Craig Shore
		Name:	Craig Shore
		Title:	Chief Financial Officer, Secretary and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
2.1*	Share Exchange Agreement, dated as of December 29, 2010, by and among InspireMD Ltd., Saguaro Resources, Inc., and the Shareholders of InspireMD Ltd. that are signatory thereto

2.2***	Amendment to Share Exchange Agreement, dated February 24, 2011

2.3***	Second Amendment to Share Exchange Agreement, dated March 25, 2011

3.1**	Amended and Restated Certificate of Incorporation

3.2**	Amended and Restated Bylaws

10.1**	2011 Umbrella Option Plan

10.2***	Form of Stock Option Award Agreement

10.3***	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated as of March 31, 2011

10.4***	Stock Purchase Agreement, by and between InspireMD, Inc. and Lynn Briggs, dated as of March 31, 2011

10.5***	Securities Purchase Agreement, dated as of March 31, 2011, by and among InspireMD, Inc. and certain purchasers set forth therein

10.6***	Form of $1.80 Warrant

10.7***	Form of $1.23 Warrant

10.8***	$1,250,000 Convertible Debenture, dated July 20, 2010, by and between InspireMD Ltd. and Genesis Asset Opportunity Fund, L.P.

10.9***	Unprotected Leasing Agreement, dated February 22, 2007, by and between Block 7093 Parcel 162 Company Ltd. Private Company 510583156 and InspireMD Ltd.

10.10***	Securities Purchase Agreement, dated as of July 22, 2010, by and among InspireMD Ltd. and certain purchasers set forth therein

10.11***	Manufacturing Agreement, by and between InspireMD Ltd. and QualiMed Innovative Medizinprodukte GmbH, dated as of September 11, 2007

10.12***	Development Agreement, by and between InspireMD Ltd. and QualiMed Innovative Medizinprodukte GmbH, dated as of January 15, 2007

10.13***	License Agreement, by and between Svelte Medical Systems, Inc. and InspireMD Ltd., dated as of March 19, 2010

10.14***	Agreement, by and between InspireMD Ltd. and Ofir Paz, dated as of April 1, 2005

10.15***	Amendment to the Employment Agreement, by and between InspireMD Ltd. and Ofir Paz, dated as of October 1, 2008

10.16***	Second Amendment to the Employment Agreement, by and between InspireMD Ltd. and Ofir Paz, dated as of March 28, 2011

10.17***	Personal Employment Agreement, by and between InspireMD Ltd. and Asher Holzer, dated as of April 1, 2005

10.18***	Amendment to the Employment Agreement, by and between InspireMD Ltd. and Asher Holzer, dated as of March 28, 2011

10.19***	Personal Employment Agreement, by and between InspireMD Ltd. and Eli Bar, dated as of June 26, 2005

10.20***	Employment Agreement, by and between InspireMD Ltd. and Bary Oren, dated as of August 25, 2009

10.21***	Employment Agreement, by and between InspireMD Ltd. and Craig Shore, dated as of November 28, 2010

10.22***	Form of Indemnification Agreement between InspireMD, Inc. and each of the directors and executive officers thereof

10.23***	Agreement with Bank Mizrahi Tefahot LTD. for a loan to InspireMD Ltd. in the original principal amount of $750,000

10.24****	Securities Purchase Agreement, dated as of April 18, 2011, by and among InspireMD, Inc. and certain purchasers set forth therein

10.25****	Form of Warrant related to Securities Purchase Agreement, dated as of April 18, 2011

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_______________________
* Incorporated by reference to Saguaro Resources, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2011

** Incorporated by reference to InspireMD, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011

*** Incorporated by reference to InspireMD, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011

**** Incorporated by reference to InspireMD, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2011