Form 10-Q
period 2011-09-30
InspireMD, Inc.
filed 2011-11-14
CIK 1433607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

The number of shares of the registrant’s common stock $0.0001 par value, outstanding as of November 14, 2011: 65,278,946

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(U.S. dollars in thousands)

	September 30,	December 31,
	2011	2010

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,485	$636
Restricted cash	40	250
Accounts receivable:
Trade	1,778	852
Other	117	75
Prepaid expenses	103	3
Inventory:
On hand	1,905	1,704
On consignment	102	371
T o t a l current assets	11,530	3,891
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation and amortization	346	282
OTHER NON-CURRENT ASSETS:
Deferred debt issuance costs	5	15
Funds in respect of employees rights upon retirement	189	167
T o t a l other non-current assets	194	182
T o t a l assets	$12,070	$4,355

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(U.S. dollars in thousands)

	September 30,	December 31,
	2011	2010
LIABILITIES AND EQUITY (CAPITAL DEFICIENCY)
CURRENT LIABILITIES:
Current maturities of long-term loans	$183	$355
Accounts payable and accruals :
Trade	562	1,103
Other	2,337	1,509
Advanced payment from customers	516	559
Loans from shareholders		20
Deferred revenues		398
T o t a l current liabilities	3,598	3,944

LONG-TERM LIABILITIES:
Long term loan		75
Liability for employees rights upon retirement	257	206
Convertible loan		1,044
T o t a l long-term liabilities	257	1,325

COMMITMENTS AND CONTINGENT LIABILITIES (note 10)
T o t a l liabilities	3,855	5,269
EQUITY (CAPITAL DEFICIENCY):
Common stock, par value $0.0001 per share; 125,000,000 shares authorized; 65,278,946 shares issued and outstanding at September 30, 2011 and 49,863,801 shares issued and outstanding at December 31, 2010	6	5
Additional paid-in capital	36,617	21,057
Accumulated deficit	(28,408)	(21,976)
T o t a l equity (capital deficiency)	8,215	(914)
T o t a l liabilities and equity (capital deficiency)	$12,070	$4,355

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(U.S. dollars in thousands, except per share data)

	3 months ended		9 months ended		Year ended
	September 30		September 30		December 31
	2011	2010	2011	2010	2010

REVENUES	$1,986	$1,223	$4,712	$4,228	$4,949
COST OF REVENUES	801	561	2,340	2,377	2,696
GROSS PROFIT	1,185	662	2,372	1,851	2,253
OPERATING EXPENSES:
Research and development	547	196	1,640	969	1,338
Selling and marketing	302	279	1,347	916	1,236
General and administrative	2,486	904	4,877	2,016	2,898
Total operating expenses	3,335	1,379	7,864	3,901	5,472
LOSS FROM OPERATIONS	(2,150)	(717)	(5,492)	(2,050)	(3,219)
FINANCIAL EXPENSES, net	108	121	895	150	154
LOSS BEFORE TAX EXPENSES	(2,258)	(838)	(6,387)	(2,200)	(3,373)
TAX EXPENSES	25	9	45	39	47
NET LOSS	$(2,283)	$(847)	$(6,432)	$(2,239)	$(3,420)
NET LOSS PER SHARE - basic and diluted	$(0.04)	$(0.02)	$(0.11)	$(0.05)	$(0.07)
WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES USED IN COMPUTING NET LOSS PER SHARE - basic and diluted	64,300,685	49,490,460	59,667,655	49,072,828	49,234,528

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CAPITAL DEFICIENCY)
(Unaudited)
(U.S. dollars in thousands)

	Ordinary shares
	Number of shares	Par value	Additional paid-in capital	Accumulated deficit	Total equity (capital deficiency)
BALANCE AT JANUARY 1, 2011	$49,863,801	$5	$21,057	$(21,976)	$(914)
CHANGES DURING 9 MONTHS OF 2011:
Net loss				(6,432)	(6,432)
Employee and non-employee share-based compensation			4,834		4,834
Issuance of ordinary shares, net of $185 issuance costs	896,651	*	805		805
Issuance of ordinary shares and warrants, net of $2,835 issuance costs.	12,992,269	1	7,653		7,654
Exercise of options	1,000,000	*	1,500		1,500
Conversion of convertible loans	526,225	*	768		768
BALANCE AT SEPTEMBER 30, 2011	$65,278,946	$6	$36,617	$(28,408)	$8,215
BALANCE AT JANUARY 1, 2010	$48,338,380	$5	$17,212	$(18,556)	$(1,339)
CHANGES DURING 9 MONTHS OF 2010:
Net loss				(2,239)	(2,239)
Employee and non-employee share-based compensation			1,796		1,796
Issuance of ordinary shares, net of $73 issuance costs	1,152,080	*	1,345		1,345
BALANCE AT SEPTEMBER 30, 2010	$49,490,460	$5	$20,353	$(20,795)	$(437)
BALANCE AT JANUARY 1, 2010	$48,338,380	$5	$17,212	$(18,556)	$(1,339)
CHANGES DURING 2010:
Net loss				(3,420)	(3,420)
Employee and non-employee share-based compensation			1,640		1,640
Issuance of warrants, net of $23 issuance costs			424		424
Issuance of ordinary shares, net of $97 issuance costs	1,525,421	*	1,781		1,781
BALANCE AT DECEMBER 31, 2010	$49,863,801	$5	$21,057	$(21,976)	$(914)

* Represents an amount less than $1,000

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(U.S. dollars in thousands)

	9 months ended		Year ended
	September 30		December 31,
	2011	2010	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,432)	$(2,239)	$(3,420)
Adjustments required to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization of property, plant and equipment	52	85	91
Loss from sale of property, plant and equipment	15
Change in liability for employees right upon retirement	45	3	42
Financial expenses	852	96	94
Share-based compensation expenses	2,817	1,352	1,620
Loss (Gains) on amounts funded in respect of
employee rights upon retirement, net	7	38	(11)
Changes in operating asset and liability items:
Decrease (increase) in prepaid expenses	(100)	28	36
Decrease (increase) in trade receivables	(926)	508	337
Decrease (increase) in other receivables	(50)	(35)	9
Decrease in inventory on consignment	269	829	722
Increase in inventory on hand	(201)	(518)	(758)
Increase (decrease) in trade payables	(541)	(231)	196
Decrease in deferred revenues	(398)	(1,783)	(1,577)
Increase (decrease) in other payable
and advance payment from customers	740	(287)	(91)
Net cash used in operating activities	(3,851)	(2,154)	(2,710)
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash	210	52	52
Purchase of property, plant and equipment	(98)	(64)	(81)
Proceeds from sale of property, plant and equipment	29
Amounts funded in respect of employee rights upon retirement	(21)	(41)	(17)
Net cash provided by (used in) investing activities	120	(53)	(46)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares and warrants, net of issuance costs of $1,014 and $25 in the nine months ended September 30, 2011 and 2010, respectively and $78 in the year ended December 31, 2010	10,564	1,789	2,245
Exercise of options	1,500
Repayment of convertible loan	(1,000)
Repayment of long term loan	(281)	(188)	(281)
Proceeds from convertible loan at fair value through profit or loss, net of $60 issuance costs		1,073	1,073
Repayment of loans from shareholders	(20)
Net cash provided by financing activities	10,763	2,674	3,037
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(183)	13	(21)
INCREASE IN CASH AND CASH EQUIVALENTS	6,849	480	260
BALANCE OF CASH AND CASH EQUIVALENTS
AT BEGINNING OF THE PERIOD	636	376	376
BALANCE OF CASH AND CASH EQUIVALENTS
AT END OF THE PERIOD	$7,485	$856	$636

(*)	During the 9 month period ended September 30, 2011:
a.	a convertible loan in the amount of $668,000 was converted into shares of the Company's common stock.
b.	93,785 shares were issued in relation to services provided.

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

On December 29, 2010, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) by and among the Company and InspireMD Ltd., a limited company incorporated under the laws of the State of Israel in April 2005.  Subsequent to the date of execution of the Exchange Agreement, shareholders of InspireMD Ltd., holding 91.7% of InspireMD Ltd.’s issued and outstanding ordinary shares, executed a joinder to the Exchange Agreement and became parties thereto (the “InspireMD Shareholders”).  Pursuant to the Exchange Agreement, on March 31, 2011, the InspireMD Ltd. Shareholders transferred all of their ordinary shares in InspireMD Ltd. to the Company in exchange for 46,471,907 newly issued shares of common stock of the Company (the “Initial Share Exchange”).  In addition, the remaining holders of InspireMD Ltd.’s ordinary shares separately transferred all of their ordinary shares of InspireMD Ltd. to the Company, in exchange for an aggregate of 4,194,756 newly issued shares of common stock of the Company (the “Follow Up Share Exchange” and, together with the Initial Share Exchange, the “Share Exchange”).  As a result of the Share Exchange, InspireMD Ltd. became a wholly owned subsidiary of the Company.

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, the financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and results of operations of the Company. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the InspireMD Ltd.’s audited financial statements for the year ended December 31, 2010. The balance sheet for December 31, 2010 was derived from InspireMD Ltd.'s audited financial statements for the year ended December 31, 2010. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of results that could be expected for the entire fiscal year.

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

NOTE 4 – DEFERRED REVENUE

As of September 30, 2011, there is no deferred revenue in the balance sheet since, as of this date, the rate of returns can be reliably estimated and is recorded based on historical experience in “Accounts Payable and Accruals – Other.”

NOTE 5 - FACTORING OF RECEIVABLES

During the nine month period ended September 30, 2011, the Company entered into a factoring agreement amounting to $1.2 million with a certain banking institution on a non-recourse basis.  The factoring of trade receivables under this agreement was accounted for as a sale.  Under the terms of this factoring agreement, the Company transferred ownership of eligible trade receivables without recourse to the banking institution in exchange for cash.  Proceeds on the transfer reflected the face value of the account less a discount.  The discount, amounting to $12,000 during the nine month period ended September 30, 2011 was recorded to “financial expenses - net” within the Condensed Consolidated Statements of Operations.

The receivables sold pursuant to this factoring agreement are excluded from trade receivables on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.  The banking institution had no recourse to the Company’s assets for failure of debtors to pay when due.

The related commissions on the sales of trade receivables sold under these factoring agreements amounting to $22,000 were recorded to “financial expenses - net” within the Condensed Consolidated Statements of Operations.

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - CERTAIN TRANSACTIONS

During the first quarter of 2011 and prior to the Share Exchange, InspireMD Ltd. raised approximately $990,000 and issued approximately 803,000 ordinary shares through private placements.

During the first quarter of 2011 and prior to the Share Exchange, InspireMD Ltd. granted 600,294 stock options to employees and consultants at a cash exercise price of $1.23 per share.  The options had terms of four to ten years.

On January 4, 2011, InspireMD Ltd. entered into a convertible loan agreement with its distributer in Israel (the “Lender”), in the amount of $100,000 subject to the following conditions:

•	the convertible loan did not bear annual interest;
•
in the event of a share exchange or similar transaction, the Lender would have, at its sole discretion, the option to convert the loan into either (i) shares of the Company’s common stock at a price of $1.23 per share ($10 as relates to InspireMD Ltd.), or (ii) the Company’s product at a price of 400 euro per unit (which represents the market price for the Lender);

•
in the event that the Company did not close a share exchange or similar transaction by June 1, 2011, the Lender had the right to extend the loan and its terms for up to an additional 6 months (as noted in Note 1, the Exchange Agreement was closed on March 31, 2011); and

•	in no event was cash required to be repaid by the Company.

On June 1, 2011, the Lender surrendered $100,000 of the convertible loan in exchange for 81,161 shares of common stock of the Company.

On February 20, 2011, the Company received a tax pre-ruling from the Israeli tax authorities according to section 103 of the Israeli tax law, with regards to the Share Exchange.  According to the tax pre-ruling, the exchange of shares and options of InspireMD Ltd. For shares and options of the Company pursuant to the Share Exchange will not result in an immediate tax event for InspireMD Ltd.’s former shareholders, but a deferred tax event, subject to certain conditions as stipulated in the tax pre-ruling.  The main condition of the tax pre-ruling is a restriction on the exchanged shares for two years from December 31, 2010 for shareholders holding over of 5%.

In March 2011, the Company granted a new fixed lien of $40,000 to Bank Mizrahi.

Pursuant to the Exchange Agreement, the Company assumed all of InspireMD Ltd.’s obligations under InspireMD Ltd.’s outstanding stock options.  Immediately prior to the Share Exchange, InspireMD Ltd. had outstanding stock options to purchase an aggregate of 937,256 ordinary shares, which outstanding options became options to purchase an aggregate of 7,606,770 shares of common stock of the Company after giving effect to the Share Exchange.  In addition, three-year warrants to purchase up to 125,000 ordinary shares of InspireMD Ltd. at an exercise price of $10 per share were assumed by the Company and converted into warrants to purchase 1,014,500 shares of the Company’s common stock at an exercise price of $1.23 per share.

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
(UNAUDITED)

NOTE 6 - CERTAIN TRANSACTIONS (continued)

As a result, the Company received aggregate cash proceeds of $9,013,404 in the Private Placement.  In addition, as a result of the Debt Conversions, there was $1,000,000 of unpaid principal outstanding under the Bridge Notes, which was repaid by the Company in May 2011.

In connection with the Private Placement, the Company paid placement agent fees of approximately $300,000 and issued five-year warrants to purchase 373,740 shares of the Company’s common stock at an exercise price of $1.80 per share to the placement agent for this Private Placement.  The fair value of the warrants is $212,000.

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

The shares of the Company’s common stock issued to the InspireMD Ltd. shareholders in connection with the Exchange Agreement and the shares of common stock issued to the investors in the Private Placement were not registered under the Securities Act of 1933, as amended.  These securities may not be offered or sold in the U.S. absent registration or an applicable exemption from the registration requirements.  Certificates representing these shares contain a legend stating the restrictions applicable to such shares.

On March 31, 2011, the Company issued certain consultants five-year warrants to purchase up to an aggregate of 2,500,000 shares of common stock at an exercise price of $1.50 per share in consideration for consulting services related to the Share Exchange, which warrants have a fair value of $1,500,000.  The expenses related to the issuance of the warrants are recorded as share-based compensation and treated as issuance costs.

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

In connection with the above-referenced transactions from April 18, 2011, the Company paid placement agent fees of approximately $471,000 which were recorded as issuance costs and five-year term warrants to purchase 57,000 shares of the Company common stock at an exercise price of $1.80 per share to the placement agent in this private placement. The fair value of those warrants amounting to $67,000 is estimated using the Black-Scholes valuation model.

On April 21, 2011, the Company issued 33,333 shares of its common stock, and five-year term warrants to purchase 16,667 shares of the Company’s common stock at an exercise price of $1.80 per share, for an aggregate purchase price of $50,000 in a private placement.

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - CERTAIN TRANSACTIONS (continued)

During the nine month period ended September 30, 2011, the Company entered into investor relations consulting agreements (the “Consulting Agreements”) with investor relations companies (the “Advisors”) to provide investor relations services.  Pursuant to the Consulting Agreements, in addition to monthly fees in a range of $3,000 - $15,000, the Company issued to the Advisors:

•	a one-year warrant to purchase 81,161 shares of common stock of the Company at an exercise price of $1.23 per share, valued at $21,000
•
50,000 restricted shares of the Company’s common stock, valued at $62,000, and a five-year warrant to purchase 50,000 shares of common stock of the Company at an exercise price of $1.50 per share, valued at $30,000.

•	25,000 shares of the Company’s common stock, valued at $68,750.

The Company recorded share-based compensation expenses of $181,750 related to these issuances, during the nine month period ended September 30, 2011.

During the three month period ended June 30, 2011, the Company granted 1,087,225 stock options to employees and consultants at cash exercise prices of $1.23-$2.75 per share.  The options had terms of five years. In calculating the fair value of options granted under share-based remuneration arrangements the Company used the following assumptions: dividend yield of 0% and expected term of 2.85-5 years in each year; expected volatility of 63%-71%; and risk-free interest rate of 0.19%-3.39%.

During the three month period ended September 30, 2011, the Company cancelled 200,000 stock options of an employee that had a cash exercise price of $2.75 per share, and in exchange, issued, to the same employee, 200,000 shares of stock options at cash exercise prices of $1.93 per share.  The options had a term of five years, continuing from the original grant date.   For accounting purposes, the above mentioned transaction was treated as a modification to the original grant.  The Fair Value of the modification was $36,000 and used the following assumptions: dividend yield of 0% and expected term of 3-4 years in each year; expected volatility of 67%-70%; and risk-free interest rate of 0.33%-0.65%

In addition to the above mentioned stock option grant, the Company granted an additional 95,000 stock options to employees and consultants at cash exercise prices of $1.93-$2.00 per share during the three month period ended September 30, 2011. In calculating the fair value of options granted under share-based remuneration arrangements the Company used the following assumptions: dividend yield of 0% and expected term of 3-4 years in each year; expected volatility of 67%-70%; and risk-free interest rate of 0.33%-0.68%.

On March 28, 2011, the board of directors and stockholders of the Company adopted and approved the InspireMD, Inc. 2011 UMBRELLA Option Plan (the “Umbrella Plan”).  Under the Umbrella Plan, the Company reserved 9,468,100 shares of the Company’s common stock as awards to the employees, consultants, and service providers to the Company and its subsidiaries and affiliates worldwide.  At a special meeting of stockholders of the Company held on October 31, 2011, the stockholders approved an amendment to the Umbrella Plan to add an additional 5,531,900 shares of common stock.

The Umbrella Plan currently consists of three components, the primary plan document that governs all awards granted under the Umbrella Plan, and two appendices: (i) Appendix A, designated for the purpose of grants of stock options and restricted stock to Israeli employees, consultants, officers and other service providers and other non-U.S. employees, consultants, and service providers, and (ii) Appendix B, which is the 2011 U.S. Equity Incentive Plan, designated for the purpose of grants of stock options and restricted stock awards to U.S. employees, consultants, and service providers who are subject to the U.S. income tax.

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - CERTAIN TRANSACTIONS (continued):

The Umbrella Plan is administered by the compensation committee of the board of directors. Unless terminated earlier by the board of directors, the Umbrella Plan will expire on March 27, 2021.

U.S. federal income tax consequences relating to the transactions described under the Umbrella Plan are set forth in Section 409A, which was added to the Internal Revenue Code of 1986, as amended (the “Code”) and treasury regulations in 2004 to regulate all types of deferred compensation.  If the requirements of Section 409A of the Code are not satisfied, deferred compensation and earnings thereon will be subject to tax as it vests, plus an interest charge at the underpayment rate plus 1% and a 20% penalty tax.  Certain stock options and certain types of restricted stock are subject to Section 409A of the Code.

Israel income tax consequences of awards of options under the Umbrella Plan is general and does not purport to be complete.  Pursuant to the current Section 102 of the Ordinance, which came into effect on January 1, 2003, options may be granted through a trustee (i.e., Approved 102 Options) or not through a trustee (i.e., Unapproved 102 Options).

On July 11, 2011, the board of directors of the Company appointed a new director, (“Director A”), with a term expiring at the Company’s 2012 annual meeting of stockholders. In connection with his appointment, Director A was granted an option to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $1.50 per share, (the “$1.50 Option”).  The $1.50 Option was exercisable immediately and expired on September 30, 2011. In calculating the fair value of options granted under share-based remuneration arrangements the Company used the following assumptions: dividend yield of 0% and expected term of 0.11 years in each year; expected volatility of 53%; and risk-free interest rate of 0.17%.

In addition, in connection with his appointment, Director A was granted an option to purchase 500,000 shares of common stock at an exercise price of $2.50 per share, the closing price of the common stock on the date of grant (the “$2.50 Option”), subject to the terms and conditions of the 2011 U.S. Equity Incentive Plan, a sub-plan of the Company’s 2011 new Option Plan approved on March 28, 2011 (“2011 Umbrella Option Plan”). The $2.50 Option vests and becomes exercisable in three equal annual installments beginning on the one-year anniversary of the date of grant, provided that in the event that Director A is either (i) not reelected as a director at the Company’s 2012 annual meeting of stockholders, or (ii) not nominated for reelection as a director at the Company’s 2012 annual meeting of stockholders, the option vests and becomes exercisable on the date Director A fails to be reelected or nominated. The $2.50 Option has a term of 10 years from the date of grant. In calculating the fair value of options granted under share-based remuneration arrangements the Company used the following assumptions: dividend yield of 0% and expected term of 5.5-6 years in each year; expected volatility of 62%-63%; and risk-free interest rate of 1.67%-1.85%.

The fair value of the options granted to the above-mentioned new director, using the Black-Scholes option-pricing model was approximately $1,700,000.

On September 28, 2011, Director A, exercised the $1.50 Option to purchase 1,000,000 shares of common stock, resulting in gross proceeds to the Company of $1,500,000.

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - CERTAIN TRANSACTIONS (continued):

On August 5, 2011 and effective August 8, 2011, the Board appointed another two new directors (“Director B” and “Director C”). Director B was appointed for with a term expiring at the Company’s 2012 annual meeting of stockholders and Director C was appointed for a term expiring at the Company’s 2013 annual meeting of stockholder. In connection with their appointment, the directors were each granted an option to purchase shares of Common Stock at an exercise price of $1.95 per share, the closing price of the Common Stock on the date of grant (the “$1.95 Options”). The grant to Director B was for 100,000 shares and is subject to the terms and conditions of the 2011 U.S. Equity Incentive Plan, a sub-plan of the Company’s 2011 Umbrella Option Plan. The grant to Director C was for 25,000 shares and is subject to the 2006 Employee Stock Option Plan, a sub-plan of the Company’s 2011 Umbrella Option Plan. The $1.95 Options vests and become exercisable in two equal annual installments beginning on the one-year anniversary of the date of grant. In the case of Director B’s option, in the event that the Director B is either (i) not reelected as a director at the Company’s 2012 annual meeting of stockholders, or (ii) not nominated for reelection as a director at the Company’s 2012 annual meeting of stockholders, the option vests and becomes exercisable on the date of Director B’s failure to be reelected or nominated. In the case of Director C’s option, in the event that Director C is required to resign from the Board due to medical reasons, the option vests and becomes exercisable on the date of Director C’s resignation for medical reasons.  The $1.95 Options have terms of 10 years from the date of grant.

In calculating the fair value of options granted under share-based remuneration arrangements the Company used the following assumptions: dividend yield of 0% and expected term of 3-4 years in each year; expected volatility of 67%-70%; and risk-free interest rate of 0.45%-0.78%.

The fair value of the options granted to the above-mentioned new directors, using the Black-Scholes option-pricing model is approximately $118,000.

In addition, on August 5, 2011, 324,644 stock options were granted to former directors at a cash exercise price of $1.23 per share replacing 324,644 stock options held by former directors that expired during the second quarter of 2011.  The options had terms of five years. In calculating the fair value of options granted under share-based remuneration arrangements the Company used the following assumptions: dividend yield of 0% and expected term of 5 years in each year; expected volatility of 62%; and risk-free interest rate of 1.23%.

The fair value of the options granted to the above-mentioned former directors, using the Black-Scholes option-pricing model is approximately $445,000.

On July 20, 2011, Mizrahi Tefahot Bank approved the release of a fixed lien in the amount of $300,000. Following the approval, $300,000 of Restricted Cash was classified to cash and cash equivalents.

NOTE 7 - FAIR VALUE MEASUREMENT:

a.
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
(UNAUDITED)

NOTE 7 - FAIR VALUE MEASUREMENT (continued):

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

b.
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

c.
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

NOTE 8 - INVENTORY ON HAND:

	September 30	December 31,
	2011	2010
	($ in thousands)

Finished goods	$445	$957
Work in process	1,222	573
Raw materials and supplies	238	174
	$1,905	$1,704

NOTE 9 - RELATED PARTIES TRANSACTIONS

In July 2010, the Company’s board of directors approved new agreements for the Company’s President and CEO.  The agreements were approved at the Company’s shareholders meeting in March 2011, and are effective from April 1, 2011.

Pursuant to these agreements, the above mentioned executives are entitled to a set monthly fee, as well as a minimum bonus. If their employment is terminated without cause, they are entitled to at least six months’ prior notice and will be paid their monthly fee during such notice period. If their employment is terminated without cause, they will also be entitled to certain severance payments equal to the total amount that has been contributed to and accumulated in their severance payment funds. No further contributions are provided for by these agreements.

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 - COMMITMENT AND CONTINGENT LIABILITIES:

a.	Commitment

In March 2010, the Company entered into a license agreement to use a stent design (“MGuard Prime”).  Pursuant to the agreement, the licensor is entitled to receive royalty payments of 7% of net sales outside the United States and, for sales within the United States, royalty payments as follows: 7% of net sales for the first $10,000,000 of net sales and 10% of net sales for net sales exceeding $10,000,000.  The Company began manufacturing the MGuard Prime during the fourth quarter of 2010 and began selling the MGuard Prime in the first quarter of 2011.

b.	Litigation

The Company is a party to various claims arising in the ordinary course of its operations in the aggregate amount of $10,000.  The Company has not recorded an expense related to damages in connection with these matters because management, after considering the views of its legal counsel as well as other factors, is of the opinion that a loss to the Company is neither probable nor is an amount or range of loss that is estimable.

In February 2011, representatives of a third party have indicated that they intend to seek damages from the Company in connection with certain finders’ fees that they claim are owed to them. The claimants’ demand was for approximately $1 million. The claimants’ most recent settlement demand, conveyed in April 2011, was for a total of $250,000 in cash and 250,000 shares of the company common stock. To date, no lawsuit has been filed and the Company has not accrued an expense in connection with this matter because the Company’s management, after considering the views of its legal counsel as well as other factors, is of the opinion a loss to the Company is neither probable nor is an amount or range of loss that is estimable.

In March 2009, a service provider submitted a claim against the Company in the amount of $150,000 in the Magistrate’s Court in Tel Aviv, claiming a success fee for assistance in locating potential investors and lenders with respect to a loan agreement entered into with a bank.  On April 11, 2011, the Company received a court ruling directing the Company to pay the service provider an amount of $105,000. Since both parties had claims against the court ruling, they renegotiated and on June 5, 2011, signed a settlement agreement according to which the Company shall pay $96,000 and shall issue 18,785 shares of common stock valued at $51,000.

The Company has recorded an expense of $147,000 for the nine months ended September 30, 2011.  The expenses have been recorded to “General and administrative” within the Condensed Consolidated Statements of Operations.

In November 2010, a former senior employee submitted a claim against the Company in the total amount of $430,000 and options to purchase 2,029,025 shares of the Company at an exercise price of $0.001 per share in the Magistrate’s Court in Tel Aviv, claiming unpaid back wages and commissions. The fair value of those options was valued using the Black-Scholes valuation model at $2.5 million as of the period he claimed to be entitled to the options. The Company’s management after considering the views of its legal counsel as well as other factors has recorded a provision of $20,000 in the financial statements in 2009 and is of the opinion an additional loss to the Company is neither probable nor is an amount or range of loss that is estimable.

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 - COMMITMENT AND CONTINGENT LIABILITIES (continued)

b.	Litigation

In November 2010, a former alleged founder and legal advisor of the Company submitted a claim against the Company for options to purchase 496,056 shares of the Company at an exercise price of $0.001 per share in the Magistrate’s Court in Tel Aviv. The fair value of those options was estimated using the Black-Scholes valuation model at $134,000 as of the grant date.  It was during 2005 and 2006 that the Company first became aware of the events that gave rise to this litigation.  Also, during this time, the Company had discussions with the plaintiffs on an informal basis.  The Company’s management, after considering the views of its legal counsel as well as other factors, has recorded a share-based compensation expense of $134,000 recorded in the year ended December 31, 2006, in respect of services allegedly provided in 2005 and 2006.

In November 2010, a former legal advisor of the Company submitted in the Magistrate’s Court in Tel Aviv a claim against the Company in the total amount of $53,000 due to a breach of employment promise.  It was during 2005 and 2006 that the Company first became aware of the events that gave rise to this litigation.  Also during this time, the Company had discussions with the plaintiff on an informal basis.  The Company’s management, after considering the views of its legal counsel as well as other factors, has recorded a provision in the amounting to $53,000 recorded in the year ended December 31, 2006.  The Company, based upon the opinion of its legal counsel has recorded a provision of $53,000 allocated to the year ended December 31, 2006.

In February 2011, a finder submitted a claim against the Company in the amount of $327,000 in the Magistrate’s Court in Tel Aviv, claiming a future success fee and commission for assistance in finding the Company's distributer in Brazil.  The Company’s management, after considering the views of its legal counsel as well as other factors, has recorded a provision of $327,000 in the financial statements in the first quarter of 2011.  The related expense has been recorded to “General and administrative” within the Condensed Consolidated Statements of Operations.  On October 5, 2011, the Company filed a counter claim against the plaintiff in the amount of $29,000.

In August 2011, a former senior employee submitted to the Regional Labor Court in Tel Aviv a claim against the Company for (i) a compensation of $118,000; and (ii) a declaratory ruling that he is entitled to exercise 486,966 options to purchase the Company’s shares of common stock at an exercise price of $0.001 per option.  After consulting with its legal advisor the Company is unable to assess the probable outcome of this claim.

NOTE 11 - TAXES ON INCOME

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

NOTE 11 - TAXES ON INCOME (continued):

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

In accordance with income taxes (Topic 740) the measurement of current and deferred tax liabilities and assets is based on provisions of the enacted tax law at balance sheet date. The amendment was "enacted" at the first quarter of 2011 and did not have an impact on the Company’s consolidated financial statements.

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12 - ENTITY WIDE DISCLOSURE

The Company operates in one reportable segment.

Disaggregated financial data is provided below as follows:

(1) Revenues by geographic area and
(2) Revenues from principal customers.

Revenues are attributed to geographic areas based on the location of the customers. The following is a summary of revenues by geographic areas:

	3 months ended		9 months ended		Year ended
	September 30		September 30		December 31,
	2011	2010	2011	2010	2010
	($ in thousands)

Israel	$124	$109	$479	$109	$119
Spain	233	122	523	308	343
Germany	119	428	257	467	497
India	-	-	1,083	-	-
Brazil	204	-	312	360	360
Poland	-	-	74	1,446	1,446
Argentina	234	60	353	115	150
Other	1,072	504	1,631	1,423	2,034
	$1,986	$1,223	$4,712	$4,228	$4,949

By principal customers:

	3 months ended		9 months ended		Year ended
	September 30		September 30		December 31,
	2011	2010	2011	2010	2010

Customer A	6%	9%	10%	3%	2%
Customer B	12%	10%	11%	7%	7%
Customer C	6%	35%	5%	11%	10%
Customer D	-	-	23%	-	-
Customer E	10%	-	7%	9%	7%
Customer F	-	-	2%	34%	29%
Customer G	12%	5%	7%	3%	3%

All tangible long lived assets are located in Israel.

NOTE 13 - SUBSEQUENT EVENTS

On October 31, 2011, the stockholders approved the authorization of the board of directors, in its discretion, to amend the Amended and Restated Certificate of Incorporation of the Company to effect a reverse stock split of the Company’s common stock at a ratio of one-for-two to one-for-four, such ratio to be determined by the board of directors (the “Reverse Stock Split”), which approval will allow the board of directors to effect the Reverse Stock Split any time prior to the Company’s annual meeting of stockholders in 2012.

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13 - SUBSEQUENT EVENTS (continued)

On October 31, 2011, the stockholders approved the amendment of the Umbrella Plan to increase the number of shares of the Company’s common stock available for issuance pursuant to awards under the Umbrella Plan by 5,531,900 shares to a total of 15,000,000 shares, which would provide an incentive to attract and retain employees, consultants, and service providers.

On November  13th, 2011, a  previous finder  of InspireMD Ltd. (the "Subsidiary") submitted to the  Magister Court in Tel Aviv a claim against the Company , the Subsidiary and the Company’s President and CEO  for a declaratory ruling that  it is entitled to  convert 13,650 options to purchase the  Subsidiary’s  ordinary shares  in an exercise price of USD3.67 per option into 110,785 of the Company's common stock  at an exercise price of $0.45 per option, and to  convert 4,816 options to purchase the Subsidiary’s  ordinary shares in an exercise price of USD10  per option into 39,087 of common stock at an exercise price of $1.23 per option.   The statement of claims in such proceedings was served to the Company today, the 14th of November, 2011.  After consulting with its legal advisor and due to the lack of time to review all the materials related to this claim the Company is unable to assess the probable outcome of this claim.

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

Recent Events

At the special meeting of our stockholders held on October 31, 2011, our stockholders approved the authorization of the board of directors, in its discretion, to amend our Amended and Restated Certificate of Incorporation to effect a reverse stock split of our common stock at a ratio of one-for-two to one-for-four, such ratio to be determined by the board (the “Reverse Stock Split”), which approval will allow the board of directors to effect the Reverse Stock Split any time prior to our annual meeting of stockholders in 2012.

On October 4, 2011, InspireMD Ltd., our wholly-owned subsidiary, entered into a clinical trial services agreement with Harvard Clinical Research Institute, Inc. (“Harvard”), pursuant to which Harvard will conduct a study entitled “MGuard Stent System Clinical Trial in Patients with Acute Myocardial Infarction” on our behalf. We will pay Harvard an estimated fee of $6,994,456 for conducting the study, subject to adjustment dependent upon changes in the scope and nature of the study, which is expected to last 37 months, as well as other costs to be determined by the parties.

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

Results of Operations

Three months Ended September 30, 2011 Compared to Three months Ended September 30, 2010

Revenues.  For the three months ended September 30, 2011, total revenue increased approximately $0.8 million, or 62.4%, to approximately $2.0 million from approximately $1.2 million during the same period in 2010. The $0.8 million increase was due to an increase in volume of approximately $0.7 million, or approximately 55.9%, and by an increase of prices of approximately $0.1 million, or approximately 6.5%. The following is an explanation of the approximately $0.8 million increase in revenue broken down by its main two components, an increase in gross revenues of approximately $1.0 million offset by a net decrease in deferred revenues of approximately $0.2 million.

For the three months ended September 30, 2011, total gross revenue increased by approximately $0.9 million, or 87.8%, to approximately $2.0 million as compared to approximately $1.1 million during the same period in 2010.  This increase in total gross revenue is predominantly volume based, accounting for approximately $0.8 million or approximately 80.3%, and an increase of prices of approximately $0.1 million, or approximately 7.5%.  In general, we focused on opening new markets, such as Russia and the Ukraine, and also increasing sales in existing markets by presenting clinical data at conferences and individual presentations to doctors about the merits of MGuardTM.  With respect to individual markets, this increase in gross revenue is mainly attributable to an increase of approximately $0.2 million of gross revenue from our distributor in Brazil, an increase of approximately $0.2 million of gross revenue from our distributor in Argentina, an increase of approximately $0.1 million of gross revenue from our new distributor in Russia, an increase of approximately $0.1 million of gross revenue from our new distributor in the Ukraine, an increase of approximately $0.1 million of gross revenue from our distributor in Mexico, an increase of approximately $0.1 million of gross revenue from our distributor in Italy, an increase of approximately $0.1 million of gross revenue from our distributor in Spain and an increase of approximately $0.1 million of gross revenue from our distributor in Israel.  This increase was partially offset by a decrease of approximately $0.3 million in gross revenue from our distributor in Germany and a decrease of approximately $0.1 million from our distributor in Romania. We also shipped and recognized gross revenue for approximately $0.3 million more from our remaining distributors during the three months ended September 30, 2011, as compared to the same period in 2010.

For the three months ended September 30, 2011, net deferred revenue recognized during the period decreased by approximately $0.2 million, or 102.1%, to approximately $(4,000) and from approximately $0.2 million during the same period in 2010. The decrease was volume based. Revenue recognition out of deferred income had less of an impact in 2011 as compared to 2010 due to the fact that we deferred mainly shipments in 2008 and 2009 that were recognized in 2010. In 2010, no customers had revenues deferred until the three months ended September 30, 2011.

For the three months ended September 30, 2011, our net deferred revenue of $(4,000) consisted of only a provision for sales return included in "accounts payable and accrual - other." For the three months ended September 30, 2010, net deferred revenue of approximately $0.2 million was comprised mainly of shipments from 2008 and 2009 to our distributor in Israel of approximately $0.1 million and our distributor in Poland of approximately $50,000.

Gross Profit.  For the three months ended September 30, 2011, gross profit (revenue less cost of revenues) increased approximately 79.0%, or approximately $0.5 million, to approximately $1.2 million from approximately $0.7 million during the same period in 2010.  Gross margin increased from 54.1% in the three months ended September 30, 2010 to 59.7% in the three months ended September 30, 2011.  We were able to improve our gross margin because of reduced production cost per stent driven by economies of scale, as well as an increase in average price per stent.  For the three months ended September 30, 2011, our average selling price per stent recognized in revenue was $624, and we recognized the sale of 3,186 stents, compared to an average price of $577 per stent and 2,120 stents recognized in revenue for the same period in 2010.  The higher average price per stent for the three months ended September 30, 2011 was driven by sales of MGuard Prime, which was launched in 2011 and is priced on average $171 more versus the average price of MGuard per stent. Our cost of goods sold per stent decreased from an average of $265 per stent recognized in revenue for the three months ended September 30, 2010 to an average of $251 per stent for the same period in 2011.

Research and Development Expense.  For the three months ended September 30, 2011, research and development expense increased 179.1% to approximately $0.5 million from approximately $0.2 million during the same period in 2010. The increase in cost resulted primarily from higher clinical trial expenses of approximately $0.2 million, attributable mainly to the U.S. Food and Drug Administration clinical trial (approximately $0.1 million) and the MGuard for Acute ST Elevation Reperfusion Trial (MASTER Trial) (approximately $0.1 million), and an increase in R&D related salaries of approximately $0.2 million relating to the above mentioned clinical studies.  Research and development expense as a percentage of revenue increased to 27.5% for the three months ended September 30, 2011 from 16.0% in the same period of 2010.

Selling and Marketing Expense.  For the three months ended September 30, 2011, selling and marketing expense increased 8.2% to approximately $0.3 million, from approximately $0.28 million during the same period in 2010.  The increase in cost resulted primarily from approximately $0.16 million of additional salaries and share based compensation of predominately newly hired sales personnel as we expand our sales activities worldwide. This increase was partially offset by a decrease of approximately $0.1 million in advertising, travel and other related expenses. Selling and marketing expense as a percentage of revenue decreased from 22.8% in 2010 to 15.2% in 2011.

General and Administrative Expense.  For the three months ended September 30, 2011, general and administrative expense increased 175.0% to approximately $2.5 million from $0.9 million during the same period in 2010. The increase in cost resulted primarily from an increase in share based compensation of $1.3 million, which predominately pertains to directors’ compensation, approximately $0.2 million in legal fees related primarily to compliance with Securities and Exchange Commission standards, an increase in investor related activities of approximately $0.1 million due to us having been public during the three months ended September 30, 2011, but not during the same period in 2010, and an increase of $0.1 million in miscellaneous expenses.  This increase was partially offset by a decrease of approximately $0.1 in audit and related expenses. General and administrative expense as a percentage of revenue increased to 125.2% in 2011 from 73.9% in 2010.

Financial Expense.  Financial expense remained relatively flat at $108,000 for the three months ended September 30, 2011, as compared to $121,000 during the same period in 2010.  Our financial expenses reflect primarily changes in exchange rates, as well as interest related expenses.  Financial expense as a percentage of revenue decreased to 5.4% in 2011, from 9.9% in 2010.

Tax Expense.  Tax expense remained relatively flat at $25,000 for the three months ended September 30, 2011, as compared to $9,000 during the same period in 2010. Our expenses for income taxes reflect primarily the tax liability due to potential tax exposure.

Net Loss.  Our net loss increased by approximately $1.5 million, or 169.5%, to $2.3 million for the three months ended September 30, 2011 from $0.8 million during the same period in 2010. The increase in net loss resulted primarily from an increase in operating expenses of approximately $2.0 million (see above for explanations) and is partially offset by an increase of approximately $0.5 million in gross profit (see above for explanation).

Nine months Ended September 30, 2011 Compared to Nine months Ended September 30, 2010

Revenues.  For the nine months ended September 30, 2011, total revenue increased approximately $0.5 million, or 11.4%, to approximately $4.7 million from approximately $4.2 million during the same period in 2010. The $0.5 million increase was due to an increase in volume of approximately $0.6 million or approximately 14.2%, offset by an approximately $0.1 million decrease, or approximately 2.7%, due to price decreases. The following is an explanation of the approximately $0.5 million increase in revenue broken down by its main two components, an increase in gross revenues of approximately $2.0 million offset by a net decrease in deferred revenues of approximately $1.5 million.

For the nine months ended September 30, 2011, total gross revenue increased by approximately $2.0 million, or 85.3%, to approximately $4.4 million from approximately $2.4 million during the same period in 2010.  This increase in total gross revenue is predominantly volume based, accounting for approximately $2.0 million or approximately 87.3%, with price decreases accounting for the remaining approximately $45,000, or approximately 2.0%.  In general, we focused on opening new markets, such as India, and also increasing sales in existing markets by presenting clinical data at conferences and individual presentations to doctors about the merits of MGuardTM.  With respect to individual markets, this increase in gross revenue is mainly attributable to the first time shipment of approximately $1.2 million to our distributor in India during the first nine months of 2011, an increase of approximately $0.3 million of gross revenue from our distributor in Argentina, an increase of approximately $0.2 million of gross revenue from our distributor in Brazil, an increase of approximately $0.2 million of gross revenue from our distributor in Spain, an increase of approximately $0.2 million of gross revenue from our distributor in Israel, an increase of approximately $0.1 million of gross revenue from our new distributor in Russia, an increase of approximately $0.1 million of gross revenue from our new distributor in the Ukraine, an increase of approximately $0.1 million of gross revenue from our distributor in Mexico and approximately $0.1 million of gross revenue from our new distributor in the Netherlands.  This increase was partially offset by a decrease of approximately $0.4 million in gross revenue from our distributor in Poland, a decrease of approximately $0.2 million in gross revenue from our distributor in Germany, a decrease of approximately $0.2 million from our distributor in Pakistan, and a decrease of approximately $0.1 million in gross revenue to our distributor in Kazakhstan. We also shipped and recognized gross revenue for approximately $0.4 million more from our remaining distributors during the nine months ended September 30, 2011, as compared to the same period in 2010.

For the nine months ended September 30, 2011, net deferred revenue recognized during the period decreased by approximately $1.5 million, or 81.0%, to approximately $0.4 million from approximately $1.9 million during the same period in 2010. The key driver of this decrease was volume based, accounting for approximately $1.4 million or approximately 77.4%, with the remaining approximately $0.1 million, or 3.6%, being driven by price decreases. Revenue recognition out of deferred income had less of an impact in 2011 as compared to 2010 due to the fact that we deferred mainly shipments in 2008 and 2009 that were recognized in 2010. In 2010, only a small set of customers had a large portion of their revenues deferred until 2011.

For the nine months ended September 30, 2011, our net deferred revenue consisted of approximately $0.2 million attributable to our distributor in Israel, approximately $0.1 million to our distributor in Brazil, approximately $0.1 million to our distributor in Poland, and approximately $0.05 million to our distributor in Italy, offset by approximately $0.1 million deferred for a shipment to our distributor in India. Our distributor in Israel had a contractual right to return all purchases to us within 18 months of the purchase date. Due to our inability to accurately estimate the amount of future returns, all sales to this distributor were deferred until this 18 month return period elapsed.  On May 9, 2011, our distributor in Israel agreed to revoke its previous rights to return purchases, resulting in all future sales being final. The deferred revenue of approximately $0.2 million recognized during the nine months period ended September 30, 2011 accounted for all previous purchases by the distributor that the distributor no longer had a contractual right to return and were not yet recognized as revenues. Our distributor in Brazil has a contractual right to return all purchases for up to six months from the delivery date. Due to our inability to accurately estimate the amount of future returns by our distributor in Brazil, all sales made to it were also deferred until the six month return period elapsed. The deferred revenue of approximately $0.1 million recognized during the nine months period ended September 30, 2011 accounted for purchases made in December 2010 that were not returned by the Brazilian distributor and were not yet recognized as revenues.

For the first nine months of 2010, net deferred revenue of approximately $1.9 million was comprised mainly of shipments from 2008 and 2009 to our distributor in Poland of approximately $1.3 million, to our distributor in Brazil of approximately $0.4 million, to our distributor in Sri Lanka of approximately $0.1 million and approximately $0.1 million to miscellaneous distributors. For the nine months ended September 30, 2010, our distributor in Poland, subject to our sole discretion, had the right to return our products.  Because we were unable to develop estimates for the level of returns, the $1.3 million worth of shipments made to the distributor in Poland that we recorded as deferred revenues was only recognized during the first nine months of 2010 as revenues. As noted above, our distributor in Brazil has a contractual right to return all purchases for up to six months from the delivery date. As also noted above, due to our inability to accurately estimate the rate of return by this distributor, all sales made to it were also deferred until the six month return period elapsed. The deferred revenue of approximately $0.4 million recognized during the nine months period ended September 30, 2010 accounted for purchases made in December 2009 that were not returned and were not yet recognized as revenues.

Gross Profit.  For the nine months ended September 30, 2011, gross profit (revenue less cost of revenues) increased 28.1%, or approximately $0.5 million, to approximately $2.4 million from approximately $1.9 million during the same period in 2010.  Gross margin increased from 43.8% in the nine months ended September 30, 2010 to 50.3% in the nine months ended September 30, 2011.  In addition to an increase in sales, we were able to improve our gross margin because of reduced production cost per stent driven by economies of scale. For the nine months ended September 30, 2011, our average selling price per stent recognized in revenue was $570, and we recognized the sale of 8,261 stents, compared to an average price of $643 per stent and 6,566 stents recognized in revenue for the same period in 2010.  Our cost of goods sold per stent decreased from an average of $362 per stent recognized in revenue for the nine months ended September 30, 2010 to an average of $283 per stent for the same period in 2011.  The higher price per stent for the nine months ended September 30, 2010 was affected by the price of stents sold in 2008 and 2009 to one of our Europeans distributors in Euros when the Euro was much stronger than the U.S. dollar, at an average price of $997 when translated to U.S. dollars.

Research and Development Expense.  For the nine months ended September 30, 2011, research and development expense increased 69.2% to approximately $1.6 million from approximately $1.0 million during the same period in 2010. The increase in cost resulted primarily from higher clinical trial expenses of approximately $0.8 million, attributable mainly to the U.S. Food and Drug Administration clinical trial (approximately $0.6 million) and the MGuard for Acute ST Elevation Reperfusion Trial (MASTER Trial) (approximately $0.2 million), offset by approximately $0.2 million reduction in miscellaneous expenses. Research and development expense as a percentage of revenue increased to 34.8% for the nine months ended September 30, 2011 from 22.9% in the same period of 2010.

Selling and Marketing Expense.  For the nine months ended September 30, 2011, selling and marketing expense increased 47.1% to approximately $1.3 million, from approximately $0.9 million during the same period in 2010.  The increase in selling and marketing expense resulted primarily from approximately $0.2 million of additional salaries and approximately $0.3 of share based compensation of predominately newly hired sales personnel as we expand our sales activities worldwide, and approximately $0.1 million of commissions pertaining mainly to our first time shipment of approximately $1.2 million to our distributor in India. This increase was partially offset by a decrease of approximately $0.1 million in advertising, and a decrease of approximately $0.1 million in miscellaneous expenses. Selling and marketing expense as a percentage of revenue increased to 28.6% in 2011 from 21.7% in 2010.

General and Administrative Expense.  For the nine months ended September 30, 2011, general and administrative expense increased 141.9% to approximately $4.9 million from $2.0 million during the same period in 2010. The increase in cost resulted primarily from an increase in share based compensation of $1.1 million which predominately pertains to directors’ compensation, an increase of approximately $0.4 million in salary expenses (due to an increase in employee infrastructure to accommodate and comply with Securities and Exchange Commission standards and reporting), an increase in investor related activities of approximately $0.4 million (due to us having been a publicly reporting company during the nine months ended September 30, 2011, but not during the same period in 2010), an increase of approximately $0.5 million in litigation expenses (primarily due to a provision for our potential loss regarding a threatened lawsuit from a finder claiming a future success fee and commissions for assistance in finding our distributor in Brazil), and approximately $0.3 million in legal fees (also related primarily to compliance with Securities and Exchange Commission standards), and approximately $0.2 million increase in miscellaneous expenses. General and administrative expense as a percentage of revenue increased to 103.5% in 2011 from 47.7% in 2010.

Financial Expenses.  For the nine months ended September 30, 2011, financial expense increased 496.7% to approximately $0.9 million from $0.2 million during the same period in 2010. The increase in expense resulted primarily from a one-time financial expense recording of approximately $0.6 million in the first quarter of 2011 pertaining to the revaluation of an outstanding convertible loan at fair value prior to redemption and approximately $0.2 million for the favorable impact of exchange rate differences for the nine months ended September 30, 2010 that did not occur during the nine months ended September 30, 2011.  This increase was partially offset by a decrease of approximately $0.1 million in miscellaneous expenses.  Financial expense as a percentage of revenue increased from 3.5% in 2010, to 19.0% in 2011.

Tax Expenses.  Tax expense remained relatively flat at $45,000 for the nine months ended September 30, 2011, as compared to $39,000 during the same period in 2010. Our expenses for income taxes reflect primarily the tax liability due to potential tax exposure.

Net Loss.  Our net loss increased by approximately $4.2 million, or 187.3%, to $6.4 million for the nine months ended September 30, 2011 from $2.2 million during the same period in 2010. The increase in net loss resulted primarily from an increase in operating expenses of approximately $4.0 million (see above for explanations) and an increase of approximately $0.7 million in financial expenses (see above for explanation). This increase was partially offset by an increase in gross profit of approximately $0.5 million.

Liquidity and Capital Resources

Nine months Ended September 30, 2011 Compared to Nine months Ended September 30, 2010

General.  At September 30, 2011, we had cash and cash equivalents of approximately $7.5 million, as compared to $0.6 million at December 31, 2010. The increase is attributable primarily to the private placement conducted in conjunction with the share exchange transactions on March 31, 2011 and other private equity issuances prior to and after the share exchange transactions. We have historically met our cash needs through a combination of issuance of new shares, borrowing activities and sales. Our cash requirements are generally for product development, clinical trials, marketing and sales activities, finance and administrative cost, capital expenditures and general working capital.

Cash used in our operating activities was approximately $3.9 million for the nine months ended September 30, 2011, and approximately $2.2 million for the same period in 2010.  The principal reasons for the usage of cash in our operating activities for the nine months ended September 30, 2011 include a net loss of approximately $6.4 million, and a decrease in working capital of approximately $1.2 million, offset by approximately $2.8 million in non-cash share based compensation, and approximately $0.9 million in non-cash financial expenses related to the revaluation of a convertible loan.

Cash flow generated from investing activities was approximately $0.1 million during the nine months ended September 30, 2011, compared to approximately $0.1 million of cash used by investing activities during the same period in 2010.  The principal reason for the increase in cash flow from investing activities was a decrease in restricted cash of approximately $0.2 million.

Cash flow generated from financing activities was approximately $10.8 million for the nine months ended September 30, 2011, and $2.7 million for the same period in 2010.  The principal reason for the increase in cash flow from financing activities during 2011 was the private placement conducted in conjunction with the share exchange transactions on March 31, 2011 and other private equity issuances and exercise of options prior to and after the share exchange transactions in the aggregate amount of approximately $12.1 million, offset by the repayment of the non-converted portion of a convertible loan in the amount of approximately $1.0 million and the partial repayment of a long-term loan in the amount of approximately $0.3 million.

As of September 30, 2011, our current assets exceeded current liabilities by a multiple of 3.2. Current assets increased approximately $7.6 million during 2011, mainly due to cash raised from the private placements in 2011, while current liabilities decreased approximately $0.3 million during the same period. As a result, our working capital surplus increased by approximately $8.0 million to approximately $7.9 million during the nine months ended September 30, 2011.

Credit Facilities.  As of September 30, 2011, we had a long term loan in the amount of approximately $0.2 million bearing interest at the three month U.S. Dollar LIBOR rate plus 4% per annum. The loan is payable in eight quarterly installments during a period of three years that began in April 2010 and ends in January 2012.  According to the loan agreement, in case of an “exit transaction,” we will be required to pay to the bank an additional $0.25 million if the sum received in a “liquidity event” or the value of the company in an “IPO” is higher than $100 million.

Convertible Loans.  Prior to September 30, 2011, we had a convertible loan with an aggregate principal amount outstanding of approximately $1.58 million that bore 8% interest.  Following the share exchange transactions on March 31, 2011, $580,000 plus accrued interest converted into shares of our common stock.  The remaining principle in the amount of $1.0 million was repaid on May 15, 2011.

Sales of Stock.  For the nine months ended September 30, 2011, we issued an aggregate of 9,415,145 shares of common stock and warrants to purchase 6,709,073 shares of common stock for gross proceeds of approximately $12.0 million.

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and require companies to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. Additionally, the amendments eliminate the residual method for allocating arrangement considerations. We do not expect the standard to have material effect on our consolidated financial statements.

In January 2010, the FASB updated the “Fair Value Measurements Disclosures”. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value, and require disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. This will become effective as of the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. The adoption of the new guidance did not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued amended guidance and disclosure requirements for fair value measurements.  These amendments are not expected to have a material impact to our consolidated financial results. These changes will be effective January 1, 2012 on a prospective basis. Early application is not permitted.

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of September 30, 2011, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of September 30, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals.  You should carefully consider the risks described below and the financial and other information included in this Form 10-Q, and our amended registration statement on Form S-1/A filed with  the Securities and Exchange Commission on October 12, 2011, as may be amended.  If any of the following risks, or any other risks not described below, actually occur, it is likely that our business, financial condition, and/or operating results could be materially adversely affected, and actual outcomes may vary materially from those included in this Form 10-Q.

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

Clinical trials necessary to support a pre-market approval application to the U.S. Food and Drug Administration for our MGuard™ stent will be expensive and will require the enrollment of a large number of patients, and suitable patients may be difficult to identify and recruit, which may cause a delay in the development and commercialization of our product candidates.  Clinical trials supporting a pre-market approval applications for the Cypher stent developed by Johnson & Johnson and the Taxus Express2 stent developed by Boston Scientific Corporation, which were approved by the U.S. Food and Drug Administration and are currently marketed, involved patient populations of approximately 1,000 and 1,300, respectively, and a 12-month follow up period.  In some trials, a greater number of patients and a longer follow up period may be required. The U.S. Food and Drug Administration may require us to submit data on a greater number of patients or for a longer follow-up period than those for pre-market approval applications for the Cypher stent and the Taxus Express2 stent.  Patient enrollment in clinical trials and the ability to successfully complete patient follow-up depends on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial and patient compliance.  For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and efficacy of our products, or they may be persuaded to participate in contemporaneous clinical trials of competitive products.  In addition, patients participating in our clinical trials may die before completion of the trial or suffer adverse medical events unrelated to or related to our products.  Delays in patient enrollment or failure of patients to continue to participate in a clinical trial may cause an increase in costs and delays or result in the failure of the clinical trial.

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

We may have violated section 15 of the Israeli Security Law of 1968.  Section 15 to the Israeli Security Law of 1968 requires the filing of a prospectus with the Israel Security Authority and the delivery thereof to purchasers in connection with an offer or sale of securities to more than 35 parties during any 12 month period.  We allegedly issued securities to more than 35 investors during certain 12-month periods, ending in October 2008.  Our wholly-owned subsidiary, InspireMD Ltd, a private company incorporated under the laws of the State of Israel, applied for a no-action determination from the Israel Security Authority on February 14, 2011 in connection with the foregoing.  To date, the Israel Security Authority has not responded to InspireMD Ltd.’s application for no-action determination and we are unable to predict when a response will be received.  The maximum penalties for violating section 15 of the Israeli Security Law of 1968 are as follows: imprisonment of 5 years; a fine of up to approximately $317,000 to be paid by management of the violating company; and a fine of up to approximately $1,590,000 to be paid by the violating company, any of which penalties could result in a material adverse effect on our operations.

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

It may be difficult for investors in the U.S. to enforce any judgments obtained against us or any of our directors or officers.

All of our assets are located outside the U.S. and we do not currently maintain a permanent place of business within the U.S. In addition, most of our directors and all of our officers are nationals and/or residents of countries other than the U.S., and all or a substantial portion of such persons’ assets are located outside the U.S. As a result, it may be difficult for investors to enforce within the U.S. any judgments obtained against us or any of our non-U.S. directors or officers, including judgments predicated upon the civil liability provisions of the securities laws of the U.S. or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal and state securities laws against us or any of our non-U.S. directors or officers.

Risks Related to Our Organization and Our Common Stock

We are subject to financial reporting and other requirements for which our accounting, internal audit and other management systems and resources may not be adequately prepared.

On March 31, 2011, we became subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended, including the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 will require us to conduct an annual management assessment of the effectiveness of our internal controls over financial reporting and to obtain a report by our independent auditors addressing these assessments. These reporting and other obligations will place significant demands on our management, administrative, operational, internal audit and accounting resources. We are presently upgrading our systems; implementing financial and management controls, reporting systems and procedures; implementing an internal audit function; and we have hired additional accounting, internal audit and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price. Moreover, effective internal control is necessary for us to provide reliable financial reports and prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed.

Because we became public by means of a “reverse merger,” we may not be able to attract the attention of major brokerage firms.

There may be risks associated with us becoming public through a “reverse merger” with a shell company. Although the shell company did not have recent or past operations or assets and we performed a due diligence review of the shell company, there can be no assurance that we will not be exposed to undisclosed liabilities resulting from the prior operations of the shell company. Securities analysts of major brokerage firms and securities institutions may also not provide coverage of us because there were no broker-dealers who sold our stock in a public offering that would be incentivized to follow or recommend the purchase of our common stock. The absence of such research coverage could limit investor interest in our common stock, resulting in decreased liquidity.  No assurance can be given that established brokerage firms will, in the future, want to cover our securities or conduct any secondary offerings or other financings on our behalf.

Our stock price may be volatile after this offering, which could result in substantial losses for investors.

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

There is, at present, only a limited market for our common stock and we cannot ensure investors that an active market for our common stock will ever develop or be sustained.

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

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock and make it more difficult for us to raise funds through future offerings of common stock. Upon the effectiveness of the registration statement of which this prospectus forms a part, 414,942 shares of our common stock will become freely tradable. In addition, an additional approximately 58,278,977 shares of our common stock will become saleable under Rule 144 following April 6, 2012. As these shares and as additional shares of our common stock become available for resale in the public market, the supply of our common stock will increase, which could decrease the price of our common stock.

 In addition, if our stockholders sell substantial amounts of our common stock in the public market, upon the expiration of any statutory holding period under Rule 144, upon the expiration of lock-up periods applicable to outstanding shares, or upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, could also make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

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

Risks Related to Our Intended Reverse Stock Split

There can be no assurance that we will be able to meet all of the requirements for listing our common stock on the Nasdaq Capital Market or to meet the continued listing standards of the Nasdaq Capital Market after a reverse stock split.

The Nasdaq Capital Market has numerous initial listing requirements applicable to the listing of our common stock and its continued listing thereafter. While we believe we currently meet these standards, other than the minimum bid price requirement of more than $4.00 per share, we cannot assure you that our common stock will be accepted for listing on the Nasdaq Capital Market following the reverse stock split or that we will maintain compliance with all of the requirements for our common stock to remain listed. Moreover, there can be no assurance that the market price of our common stock after the reverse stock split will adjust to reflect the decrease in common stock outstanding or that the market price following a reverse stock split will either exceed or remain in excess of the current market price.

If the reverse stock split is implemented, the resulting per-share price may not attract institutional investors, investment funds or brokers and may not satisfy the investing guidelines of these investors or brokers, and consequently, the trading liquidity of common stock may not improve.

While we believe that a higher share price may help generate investor and broker interest in our common stock, the reverse stock split may not result in a share price that will attract institutional investors or investment funds or satisfy the investing guidelines of institutional investors, investment funds or brokers. A decline in the market price of our common stock after the reverse stock split may result in a greater percentage decline than would occur in the absence of the reverse stock split. If the reverse stock split is implemented and the market price of our common stock declines, the percentage decline may be greater than would occur in the absence of the reverse stock split. The market price of our common stock is also based on our performance and other factors, which are unrelated to the number of shares of common stock outstanding.

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

10.1
$1.50 Nonqualified Stock Option Agreement, dated as of July 11, 2011, by and between InspireMD, Inc. and Sol J. Barer, Ph.D. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2011)

10.2
$2.50 Nonqualified Stock Option Agreement, dated as of July 11, 2011, by and between InspireMD, Inc. and Sol J. Barer, Ph.D. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2011)

10.3
$1.95 Nonqualified Stock Option Agreement, dated as of August 5, 2011, by and between InspireMD, Inc. and Paul Stuka (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2011)

10.4
$1.95 Nonqualified Stock Option Agreement, dated as of August 5, 2011, by and between InspireMD, Inc. and Eyal Weinstein (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2011)

10.5
Clinical Trial Services Agreement, dated as of October 4, 2011, by and between InspireMD Ltd. and Harvard Clinical Research Institute, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2011)

10.6
Consultancy Agreement by and between InspireMD Ltd. and Sara Paz Management and Marketing  Ltd., dated as of September 1, 2011  (Incorporated by reference to Exhibit 10.41 to Amendment No. 4 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 12, 2011)

10.7
Amended and Restated InspireMD, Inc. 2011 UMBRELLA Option Plan (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2011)

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

INSPIREMD, INC.

Date: November 14, 2011	By:	/s/ Ofir Paz
		Name:	Ofir Paz
		Title:	Chief Executive Officer

	By:	/s/ Craig Shore
		Name:	Craig Shore
		Title:	Chief Financial Officer, Secretary and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

10.1
$1.50 Nonqualified Stock Option Agreement, dated as of July 11, 2011, by and between InspireMD, Inc. and Sol J. Barer, Ph.D. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2011)

10.2
$2.50 Nonqualified Stock Option Agreement, dated as of July 11, 2011, by and between InspireMD, Inc. and Sol J. Barer, Ph.D. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2011)

10.3
$1.95 Nonqualified Stock Option Agreement, dated as of August 5, 2011, by and between InspireMD, Inc. and Paul Stuka (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2011)

10.4
$1.95 Nonqualified Stock Option Agreement, dated as of August 5, 2011, by and between InspireMD, Inc. and Eyal Weinstein (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2011)

10.5
Clinical Trial Services Agreement, dated as of October 4, 2011, by and between InspireMD Ltd. and Harvard Clinical Research Institute, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2011)

10.6
Consultancy Agreement by and between InspireMD Ltd. and Sara Paz Management and Marketing  Ltd., dated as of September 1, 2011  (Incorporated by reference to Exhibit 10.41 to Amendment No. 4 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 12, 2011)

10.7
Amended and Restated InspireMD, Inc. 2011 UMBRELLA Option Plan (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2011)

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