Form 10-K
period 2011-12-31
InspireMD, Inc.
filed 2012-03-13
CIK 1433607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-K

☑           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-54335

InspireMD, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	26-2123838
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3 Menorat Hamaor St. Tel Aviv, Israel	67448
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 972-3-691-7691

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value
________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐  No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based on the price at which the common equity was last sold on the OTC Bulletin Board on such date, was approximately $108,616,000. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 12, 2012
Common Stock, $0.0001 par value	68,178,947

Documents incorporated by reference:

None

PART I

In this Annual Report on Form 10-K, unless the context requires otherwise, all references to “we,” “our” and “us” for periods prior to the closing of our share exchange transactions on March 31, 2011 refer to InspireMD Ltd., a private company incorporated under the laws of the State of Israel that is now our wholly-owned subsidiary, and its subsidiary, and references to “we,” “our” and “us” for periods subsequent to the closing of the share exchange transactions refer to InspireMD, Inc., a publicly traded Delaware corporation, and its direct and indirect subsidiaries, including InspireMD Ltd.

Item 1. Business.

History

We were organized in the State of Delaware on February 29, 2008 as Saguaro Resources, Inc. to engage in the acquisition, exploration and development of natural resource properties. On March 28, 2011, we changed our name from “Saguaro Resources, Inc.” to “InspireMD, Inc.”

On March 31, 2011, we completed a series of share exchange transactions pursuant to which we issued the shareholders of InspireMD Ltd. 50,666,663 shares of common stock in exchange for all of InspireMD Ltd.’s issued and outstanding ordinary shares, resulting in the former shareholders of InspireMD Ltd. holding a controlling interest in us and InspireMD Ltd. becoming our wholly-owned subsidiary.

Immediately following the share exchange transactions, we transferred all of our pre-share exchange operating assets and liabilities to our wholly-owned subsidiary, Saguaro Holdings, Inc., a Delaware corporation, and transferred all of Saguaro Holdings, Inc.’s outstanding capital stock to Lynn Briggs, our then-majority stockholder and our former president, chief executive officer, chief financial officer, secretary-treasurer and sole director, in exchange for the cancellation of 7,500,000 shares of our common stock held by Ms. Briggs.

After the share exchange transactions and the divestiture of our pre-share exchange operating assets and liabilities, we succeeded to the business of InspireMD Ltd. as our sole line of business, and all of our then-current officers and directors resigned and were replaced by some of the officers and directors of InspireMD Ltd.

Overview

We are an innovative medical device company focusing on the development and commercialization of our proprietary stent platform technology, MGuard™.  MGuard™ provides embolic protection in stenting procedures by placing a micron mesh sleeve over a stent (see photograph below of an MGuard™ Stent). Our initial products are marketed for use mainly in patients with acute coronary syndromes, notably acute myocardial infarction (heart attack) and saphenous vein graft coronary interventions (bypass surgery). According to the TYPHOON STEMI trial (New England Journal of Medicine, 2006) and the SOS SVG Trial (Journal of the American College of Cardiology, 2009), of patients with acute myocardial infarction and saphenous vein graft coronary interventions, 7.5% to 44% experience major adverse cardiac events, including cardiac death, heart attack, and restenting of the artery. When performing stenting procedures in patients with acute coronary symptoms, interventional cardiologists face a difficult dilemma in choosing between bare-metal stents, which have a high rate of restenosis (formation of new blockages), and drug-eluting (drug-coated) stents, which have a high rate of late thrombosis (formation of clots months or years after implantation), require administration of anti-platelet drugs for at least one year post procedure, are more costly than bare-metal stents and have additional side effects.  We believe that MGuard™ is a simple, seamless and complete solution for these patients.

MGuardTM Sleeve – Microscopic View

We intend to use our MGuard™ technology in a broad range of coronary related situations in which complex lesions are required and make it an industry standard for treatment of acute coronary syndromes. We believe that patients will benefit from a cost-effective alternative with a greater clinical efficacy and safety profile than other stent technologies. We believe that with our MGuard™ technology, we are well positioned to emerge as a key player in the global stent market.

We also intend to apply our technology to develop additional products used for other vascular procedures, specifically carotid (the arteries that supply blood to the brain) and peripheral (other arteries) procedures.

In October 2007, our first generation product, the MGuard™ Coronary, received CE Mark approval for treatment of coronary arterial disease in the European Union. CE Mark is a mandatory conformance mark on many products marketed in the European Economic Area and certifies that a product has met European Union consumer safety, health or environmental requirements. We began shipping our product to customers in Europe in January 2008 and have since expanded our global distribution network to Canada, Southeast Asia, India and Latin America.

Our initial MGuard™ products incorporated a stainless steel stent.  We replaced this stainless steel platform with a more advanced cobalt-chromium based platform, which we refer to as MGuard Prime™.  We believe the new platform will be superior because cobalt-chromium stents are generally known in the industry to provide better outcomes and possibly even a reduction in major adverse cardiac events. We believe we can use and leverage the MGuard™ clinical trial results to market MGuard Prime™. MGuard Prime™ received CE Mark approval in the European Union in October 2010 for improving luminal diameter and providing embolic protection. MGuard™ refers to both our initial products and MGuard Prime™, as applicable.

Our principal executive offices are located at 3 Menorat Hamaor St., Tel Aviv, Israel 67448.  Our telephone number is 972-3-691-7691.  We make available free of charge through our website at www.inspire-md.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports. You may also obtain any materials we file with, or furnish to, the U.S. Securities and Exchange Commission on its website at www.sec.gov.

Business Segment and Geographic Areas

For financial information about our one operating and reportable segment and geographic areas, refer to “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II—Financial Statements and Supplementary Data—Note 13. Entity Wide Disclosures.”

Our Industry

According to Fact Sheet No. 310/June 2011 of the World Health Organization, approximately 7.3 million people worldwide died of coronary heart disease in 2008. Physicians and patients may select from among a variety of treatments to address coronary artery disease, including pharmaceutical therapy, balloon angioplasty, stenting with bare metal or drug-eluting stents, and coronary artery bypass graft procedures, with the selection often depending upon the stage of the disease. A stent is an expandable “scaffold-like” device, usually constructed of a stainless steel material, that is inserted into an artery to expand the inside passage and improve blood flow.

According to the January 3, 2011 2011 MEDTECH OUTLOOK produced by the Bank of Montreal Investment Banking Group, known as BMO Capital Markets, after registering a compounded annual growth rate from 2002 to 2009 of approximately 13%, the revenues from global coronary stents market is predicted to remain relatively constant, although in volume of stents the market is predicted to continue to grow. The growth in volume is due to the appeal for less invasive percutaneous coronary intervention procedures and advances in technology coupled with the increase in the elderly population, obesity rates and advances in technology.

Coronary artery disease is one of the leading causes of death worldwide. The treatment of coronary artery disease includes alternative treatment methodologies, that is, coronary artery bypass grafting or angioplasty (percutaneous coronary intervention) with or without stenting. According to the January 3, 2011 2011 MEDTECH OUTLOOK produced by the BMO (Bank of Montreal) Investment Banking Group, the percutaneous coronary intervention procedures involving stents are increasingly being used to treat coronary artery diseases with an 88.3% penetration rate in 2009.

Our Products

The MGuardTM stent is an embolic protection device based on a protective sleeve, which is constructed out of an ultra-thin polymer mesh and wrapped around the stent.  The protective sleeve is comprised of a micron level fiber-knitted mesh, engineered in an optimal geometric configuration and designed for utmost flexibility while retaining strength characteristics of the fiber material (see illustration below).  The sleeve expands seamlessly when the stent is deployed, without affecting the structural integrity of the stent, and can be securely mounted on any type of stent.

MGuardTM Deployed in Artery

The protective sleeve is designed to provide several clinical benefits:

•	the mesh diffuses the pressure and the impact of deployment exerted by the stent on the arterial wall and reduces the injury to the vessel;

•	it reduces plaque dislodgement and blocks debris from entering the bloodstream during and post procedure (called embolic showers);

•
in future products, when drug coated, the mesh is expected to deliver better coverage and uniform drug distribution on the arterial wall and therefore potentially reduce the dosage of the active ingredient when compared to approved drug-eluting stents on the market; and

•	it maintains the standards of a conventional stent and therefore should require little to no additional training by physicians.

MGuardTM – Coronary Applications

Our MGuardTM Coronary with a bio-stable mesh and our MGuardTM Coronary with a drug-eluting mesh are aimed at the treatment of coronary arterial disease.

MGuardTM Coronary and MGuard Prime™ with a bio-stable mesh.  Our first MGuardTM product, the MGuardTM Coronary with a bio-stable mesh, is comprised of our mesh sleeve wrapped around a bare-metal stent.  It received CE Mark approval in October 2007 and, in January 2008, we started shipping this product to customers and distributors in Europe.  MGuard Prime™ with a bio-stable mesh is comprised of our mesh sleeve wrapped around a cobalt-chromium stent.  In comparison to a conventional bare-metal stent, we believe the MGuardTM Coronary and MGuard Prime™ with a bio-stable mesh provide protection from embolic showers. Results of clinical trials on the MGuardTM Coronary stent, including the MAGICAL, PISCIONE and MGuard international registry (iMOS) clinical trials described below (see “Business – Product Development and Critical Milestones - Comparison of Clinical Trial Results to Date with Results Achieved Using Bare Metal or Drug-Eluting Stents in the STEMI population” below), indicate positive outcomes and safety measures, as explained below (see “Business – Product Development and Critical Milestones - Comparison of Clinical Trial Results to Date with Results Achieved Using Bare Metal or Drug-Eluting Stents in the STEMI population” below).  The results of these clinical trials for the MGuardTM Coronary stent suggest higher levels of myocardial blush grade 3 (occurrence in 73% of patients in the MAGICAL study and 90% of patients in the PISCIONE study, for the MGuardTM Coronary stent) and lower rates of 30 day and 1 year major adverse cardiac event rates, (2.4% and 5.9%, respectively, for the MGuardTM Coronary stent), as compared to the levels and rates of other bare-metal and drug-eluting stents, as reported by Svilaas, et. al. (“Thrombus Aspiration during Primary Percutaneous Coronary Intervention,” New England Journal of Medicine, Volume 358, 2008).  As reported in the study by Svilaas, et. al., myocardial blush grade 3 occurred in 32.2% of patients with a bare-metal stent and 45.7% of patients with a bare-metal stent preceded by an aspiration procedure, and the 30 day and 1 year major adverse cardiac event rates were 9.4% and 20.3%, respectively, for patients with a bare-metal stent and 6.8% and 16.6%, respectively, for patients with a bare-metal stent preceded by an aspiration procedure.  Furthermore, results from a recent HORIZONS-AMI trial demonstrated that 1 year major adverse cardiac event rates were 10.9% for patients with drug eluting stents.  Myocardial blush grade refers to a 0-3 grade scale given to the adequacy of perfusion and blood flow through an area served by a coronary artery; the longer the blush persists, the poorer the blood flow and the lower the myocardial blush grade.  Ndrepepa, et. al. (“5-Year Prognostic Value of No-Reflow Phenomenon After Percutaneous Coronary Intervention in Patients With Acute Myocardial Infarction,” Journal of the American College of Cardiology, Volume 55, Issue 21, 2010) reported that high myocardial blush grades correlate with higher survival rates among affected patients.  Sustained performance by the MGuardTM Coronary stent with respect to contributing to higher levels of myocardial blush grade 3 and lower rates of 30 day and 1 year major adverse cardiac event rates would differentiate the MGuardTM Coronary stent from other bare-metal and drug-eluting stents that do not offer such benefits.

MGuardTM Coronary with a drug eluting bio-absorbable mesh.  Based upon the clinical profile of MGuardTM Coronary, we anticipate that the MGuardTM Coronary with a drug-eluting bio-absorbable mesh will offer both the comparable myocardial blush grade 3 levels and 30-day and 1-year major adverse cardiac event rates as the MGuardTM Coronary with a bio-stable mesh, as described above, and a comparative restenosis rate, which is the rate at which patients experience formation of new blockages in their arteries, when compared to existing drug-eluting stents.  The bio-absorbability of MGuardTM Coronary with a drug eluting bio-absorbable mesh is intended to improve upon the bio-absorbability of other drug-eluting stents, in light of the large surface area of the mesh and the small diameter of the fiber. We intend for the protective sleeve on the MGuardTM Coronary with a drug-eluting bio-absorbable mesh to improve uniform distribution of the applied drug to the vessel wall for improved drug therapy management compared to other drug-eluting stents, where the drug is distributed on the struts only. If this intended result is achieved with respect to the improved and uniform distribution of the applied drug to the vessel wall, the total dosage of the medication potentially could be reduced while increasing its efficacy.  MGuardTM Coronary with a drug-eluting bio-absorbable mesh is expected to promote smooth and stable endothelial cell growth and subsequent attachment to the lumen of the vessel wall, which is essential for rapid healing and recovery.  In addition, we believe bio-absorbable drug-eluting mesh may enable the use of more effective drug therapies that presently cannot be effectively coated on a metal-based stent due to their poor diffusion capabilities.  Because the drug-eluting bio-absorbable mesh will be bio-absorbable, we anticipate that the mesh will completely dissolve after four months, which we expect will result in fewer of the chronic long term side effects that are associated with the presence of the drug.

MGuardTM – Carotid Applications

We intend to market our mesh sleeve coupled with a self-expandable stent (a stent that expands without balloon dilation pressure or need of an inflation balloon) for use in carotid-applications. We believe that our MGuardTM design will provide substantial advantages over existing therapies in treating carotid artery stenosis (blockage or narrowing of the carotid arteries), like conventional carotid stenting and endarterectomy (surgery to remove blockage), given the superior embolic protection characteristics witnessed in coronary arterial disease applications. We intend that the embolic protection will result from the mesh sleeve, as it traps emboli at their source.  In addition, we believe that MGuardTM Carotid will provide post-procedure protection against embolic dislodgement, which can occur immediately after a carotid stenting procedure and is often a source of post-procedural strokes.  Schofer, et. al. (“Late cerebral embolization after emboli-protected carotid artery stenting assessed by sequential diffusion-weighted magnetic resonance imaging,” Journal of American College of Cardiology Cardiovascular Interventions, Volume 1, 2008) have also shown that the majority of the incidents of embolic showers associated with carotid stenting occur immediately post-procedure.

MGuardTM – Peripheral Applications

We intend to market our mesh sleeve coupled with a self-expandable stent (a stent that expands without balloon dilation pressure or need of an inflation balloon) for use in peripheral applications. Peripheral Artery Disease, also known as peripheral vascular disease, is usually characterized by the accumulation of plaque in arteries in the legs, need for amputation of affected joints or even death, when untreated.  Peripheral Artery Disease is treated either by trying to clear the artery of the blockage, or by implanting a stent in the affected area to push the blockage out of the way of normal blood flow.

The Peripheral Artery Disease market consists of three segments: Aortic Aneurysm, Renal, Iliac and Bilary and Femoral-Popliteal procedures.  Aortic Aneurysm is a condition in which the aorta, the artery that leads away from the heart, develops a bulge and is likely to burst.  This condition often occurs below the kidneys, in the abdomen.  Renal, Iliac and Bilary procedures refer to stenting in the kidney, iliac arteries (which supply blood to the legs) and liver, respectively.  Femoral-Popliteal procedures involve stenting in vessels in the legs.

As in carotid procedures, peripheral procedures are characterized by the necessity of controlling embolic showers both during and post-procedure. Controlling embolic showers is so important in these indications that physicians often use covered stents, at the risk of blocking branching vessels, to ensure that emboli does not fall into the bloodstream.  We believe that our MGuardTM design will provide substantial advantages over existing therapies in treating peripheral artery stenosis (blockage or narrowing of the peripheral arteries).

Product Development and Critical Milestones

Below is a list of the products described above and our projected critical milestones with respect to each.  As used below, “Q” stands for our fiscal quarter.  While we currently anticipate seeking approval from the U.S. Food and Drug Administration for all of our products in the future, we have only outlined a timetable to seek U.S. Food and Drug Administration approval for our MGuardTM Coronary plus with bio-stable mesh product in our current business plan.  The use of the term “to be determined” in the table below with regard to certain U.S. Food and Drug Administration trial milestones indicates that the achievements of such milestones is unable to be accurately predicted as such milestones are too far in the future.

Product	Indication	Start Development	CE Mark	European Union Sales	FDA Approval	U.S. Sales
MGuard™ Coronary Plus Bio-Stable Mesh	Bypass/ Coronary	2005	Oct. 2007	Q1-2008	Q3-2015-Q4-2015	2015

MGuard™ Peripheral Plus Bio-Stable Mesh	Peripheral Arteries	Q1-2011	Q1-2012	Q4-2012	To be determined	To be determined

MGuard™ Carotid Plus Bio-Stable Mesh	Carotid Arteries	Q1-2011	Q1-2012	To be determined	To be determined	To be determined

MGuard™ Coronary Plus Bio-Absorbable Drug-Eluting Mesh	Bypass/ Coronary	Q1-2013	Q3-2016	Q4-2016	To be determined	To be determined

With respect to the timetable for MGuard™ Coronary Plus Bio-Stable Mesh, the expected timing for the U.S. Food and Drug Administration approval and U.S. sales has been changed due to unanticipated delays in the U.S. Food and Drug Administration approval process.  With respect to the timetable for MGuard™ Peripheral Plus Bio-Stable Mesh, the expected commencement of sales in the European Union has been delayed on account of our desire to provide extra time after obtaining CE Mark approval to promote our product and develop a proper launching program for it.  With respect to MGuard™ Carotid Plus Bio-Stable Mesh, we have determined that the expected commencement of sales in the European Union can no longer be accurately predicted because we have delayed the further development of this product subject to obtaining additional funding for its development.

We anticipate that our MGuardTM Coronary plus with bio-stable mesh product will be classified as a Class III medical device by the U.S. Food and Drug Administration.

Pre-Clinical Studies

We performed laboratory and animal testing prior to submitting an application for CE Mark approval for our MGuardTM Coronary with bio-stable mesh.  We also performed all CE Mark required mechanical testing of the stent.  We conducted pre-clinical animal trials at Harvard and MIT Biomedical Engineering Center BSET lab in July 2006 and August 2007.  In these animal trials, on average, the performance of the MGuardTM Coronary with bio-stable mesh was comparable with the performance of control bare-metal stents.  Analysis also indicated that in these animal trials the mesh produced levels of inflammation comparable with those levels produced by standard bare-metal stents.  No human trials were conducted as part of these pre-clinical trials.

The table below describes our completed and planned pre-clinical trials. The use of the term “To be determined” in the table below with regard to milestone dates in our pre-clinical studies indicates that we have not yet decided when to schedule such milestones.

Product	Stent Platform	Approval Requirement	Start of Study	End of Study
MGuardTM Coronary	Bare-Metal Stent Plus Bio-Stable Mesh	CE Mark (European Union + Rest of World)	Q4-2006	Q3-2007
	Drug-Eluting Mesh (Bare-Metal Stent Plus Drug-Eluting Mesh)	CE Mark (European Union + Rest of World)	To be determined	To be determined
		FDA (U.S.)	To be determined	To be determined
	Cobalt-Chromium Stent Plus Bio-Stable Mesh	FDA	Q3-2012	Q3-2015 - Q4-2015
MGuardTM Peripheral/Carotid	Self Expending System Plus Mesh	CE Mark (European Union + Rest of World)	Q2-2012	Q2-2013

MGuardTM Carotid	Self Expending System Plus Mesh	FDA (U.S.)	Peripheral information on animals can be used

With respect to the preclinical studies for MGuardTM Coronary, the drug-eluting mesh trials have been indefinitely suspended due to our determination to focus our time and resources on other trials at this time and the start of the cobalt-chromium stent plus bio-stable mesh trial was delayed from our previously announced target due to the delay of the U.S. Food and Drug Administration approval process for MGuard™ Coronary Plus Bio-Stable Mesh.

With respect to the preclinical studies for MGuard Peripheral/Carotid, the start of study of the Self Expending System Plus Mesh trial has been delayed from our previously announced target due to a delay in our receipt of anticipated funding.

Clinical Trials

The table below describes our completed and planned clinical trials.  The use of the term “To be determined” in the table below with regard to milestone dates in our clinical trials indicates that we have not yet decided when to schedule such milestones.  All milestone dates set forth in the table below are our best estimates based upon the current status of each clinical trial.

Product	Stent Platform	Clinical Trial Sites	Follow-up Requirement	Objective	Study Status
					No. of Patients	Start	End Enrollment	End of Study
MGuardTM Coronary	Bare-Metal Stent Plus Bio-Stable Mesh	Germany – two sites	12 months	Study to evaluate safety and performance of MGuardTM system	41	Q4-2006	Q4- 2007	Q2-2008
		Brazil – one site	12 months		30	Q4-2007	Q1-2008	Q2-2009
		Poland – four sites	6 months		60	Q2-2008	Q3-2008	Q2-2009
		International MGuardTM Observational Study - worldwide - 50 sites	12 months		1,000	Q1-2008	Q4-2013	Q4-2013
		Israeli MGuardTM Observational Study - Israel - 8 sites	6 months		100	Q2-2008	Q3-2011	Q3-2012
		Master randomized control trial - 7 countries, 50 centers in South America, Europe and Israel	12 months		430	Q2-2011	Q2-2012	Q2-2013
		Brazil – 25 sites	12 months		500	Q3-2010	To be determined	To be determined
		FDA Study - 40 sites, U.S. and out of U.S.	12 months	Pilot study to evaluate safety and performance of MGuardTM system for FDA approval	800	Q1-2012 - Q2-2012	Q3-2013 – Q1-2014	Q4-2014 - Q2-2015
	Drug-Eluting Stent (Bare-Metal Stent + Drug Eluting Mesh)	South America and Europe – 10 sites	8-12 months	Pilot study to evaluate safety and performance of MGuardTM system for FDA and CE Mark approval	500	To be determined	To be determined	To be determined
		U.S. – 50 sites	12 months		2,000	To be determined	To be determined	To be determined
		Rest of World as a registry study	8-12 months	Evaluation of safety and efficacy for specific indications	400	To be determined	To be determined	To be determined

					Study Status
Product	Stent Platform	Clinical Trial Sites	Follow-up Requirement	Objective	No. of Patients	Start	End Enrollment	End of Study
MGuardTM Peripheral	Self Expanding System + Mesh	South America and Europe – four sites	12 months	Pilot study to evaluate safety and performance of MGuardTM system for CE Mark approval	50	Q2-2012	Q1-2013	Q4-2014
		South America and Europe – six sites	6 months		150	Q2-2010	Q4-2010	Q2-2011
MGuardTM Carotid	Self Expanding System + Mesh	Rest of World as a registry study	6 months	Evaluation of safety and efficacy for specific indications post-marketing	100	Q2-2012	Q3-2013	Q3-2014

Each of the patient numbers and study dates set forth in the tables above are management’s best estimate of the timing and scope of each referenced trial.  Actual dates and patient numbers may vary depending on a number of factors, including, without limitation, feedback from reviewing regulatory authorities, unanticipated delays by us, regulatory authorities or third party contractors, actual funding for the trials at the time of trial initiation and initial trial results.

With respect to the MGuardTM Coronary clinical trial for the Master randomized control trial, the start and end enrollment dates have been delayed from our previously announced target by a fiscal quarter and the end of study date has been delayed from our previously announced target by two fiscal quarters due to delays in the necessary approvals of the trial by local ethical committees in certain of the participant countries.

The MGuardTM Coronary clinical trials for the drug-eluting stent have been delayed from our previously announced target due to a delay in our receipt of anticipated funding.

With respect to the MGuardTM Peripheral clinical trial for the self expanding system + mesh, the start date has been delayed from our previously announced start date due to a delay in our receipt of anticipated funding.

With respect to the MGuardTM Carotid clinical trial for the self expanding system + mesh, the number of patients has been decreased due to feedback from the clinical trial leaders that a smaller patient population would be sufficient for this clinical trial.

Completed Clinical Trials for MGuardTM Coronary Bare-Metal Stent Plus Bio-Stable Mesh

As shown in the table above, we have completed five clinical trials with respect to our MGuardTM Coronary with bio-stable mesh.  Our first study, conducted at two centers in Germany, included 41 patients with either saphenous vein graft coronary interventions or native coronary lesions treatable by a stenting procedure (blockages where no bypass procedure was performed).  The MGuardTM Coronary rate of device success, meaning the stent was successfully deployed in the target lesion, was 100% and the rate of procedural success, meaning there were no major adverse cardiac events prior to hospital discharge, was 95.1%.  At six months, only one patient (2.5% of participants) had major myocardial infarction (QWMI) and 19.5% of participants had target vessel revascularization (an invasive procedure required due to a stenosis in the same vessel treated in the study).  This data supports MGuardTM’s safety in the treatment of vein grafts and native coronary legions.

Our 2007 study in Brazil included 30 patients who were candidates for a percutaneous coronary intervention (angioplasty) due to narrowing of a native coronary artery or a bypass graft. In all patients, the stent was successfully deployed with perfect blood flow parameters (the blood flow parameter is a measurement of how fast the blood flows in the arteries and the micro circulation system in the heart). There were no major cardiac events at the time of the follow-up 30 days after the deployment of the stents.

The study in Poland included 60 patients with acute ST-segment elevation myocardial infarction (the most severe form of a heart attack, referred to as “STEMI”).  The purpose of the study was to confirm the clinical performance of MGuardTM Coronary with bio-stable mesh when used in STEMI patients where percutaneous coronary intervention is the primary line of therapy.  Perfect blood flow in the artery was achieved in 90% of patients, perfect blood flow into the heart muscle was achieved in 73% of patients and complete restoration of electrocardiogram normality was achieved in 61% of patients. The total major adverse cardiac events rate during the six-month period following the deployment of the stents was 0%.

Ongoing Clinical Trials for MGuardTM Coronary Bare-Metal Stent Plus Bio-Stable Mesh

Our ongoing observation study in Europe is an open registry launched in the first fiscal quarter of 2009.  This registry is expected to enroll up to 1,000 patients and is aimed at establishing the performance of MGuardTM Coronary with bio-stable mesh in a “real world” population. To date, the primary countries to join are Austria, Czech Republic and Hungary. The primary endpoint that this registry will evaluate is the occurrence of major adverse cardiac events at six months following deployment of the stent, and the clinical follow-up will continue for a period of up to one year per patient. As of February 29, 2012, 527 patients of the prospective 1,000 have been enrolled in 28 sites.

Our ongoing observational study in Israel is an open registry launched in the fourth fiscal quarter of 2009.  This registry is expected to enroll up to 100 patients.  The purpose of this study is to support local Israeli regulatory approval. The primary endpoint that this registry will evaluate is the occurrence of major adverse cardiac events at 30 days following deployment of the stent, and the clinical follow-up will be conducted at six months following deployment of the stent. As February 29, 2012, 86 patients of the prospective 100 have been enrolled.

In the third fiscal quarter of 2010, we launched a Brazilian registry to run in 25 Brazilian sites and enroll 500 patients. The primary endpoint that this registry will evaluate is the occurrence of major adverse cardiac events at six months following the deployment of the stent, and the clinical follow-up will continue for a period of up to one year per patient.  As of February 29, 2012, 16 patients of the prospective 500 have been enrolled.

Comparison of Clinical Trial Results to Date with Results Achieved Using Bare Metal or Drug-Eluting Stents in the STEMI population

We conducted a meta-analysis of data from four clinical trials in which MGuardTM was used:

•
The  MAGICAL study, a single arm study in which 60 acute ST-segment elevation myocardial infarction (the most severe form of a heart attack, referred to as STEMI) patients with less than 12 hours symptom onset were enrolled, as reported in “Mesh Covered Stent in ST-segment Elevation Myocardial Infarction” in EuroIntervention, 2010;

•
the PISCIONE study, a single arm study in which 100 STEMI patients were enrolled, as reported in “Multicentre Experience with MGuard Net Protective Stent in ST-elevation Myocardial Infarction: Safety, Feasibility, and Impact on Myocardial Reperfusion” in Catheter Cardiovasc Interv, 2009;

•	the iMOS study, a Registry on MGuard use in the “real-world” population, from a study whose data was not published; and

•
the Jain study, which looks at a small group of 51 STEMI patients, as reported in “Prevention of Thrombus Embolization during Primary Percutaneous Intervention Using a Novel Mesh Covered Stent” in Catheter Cardiovasc Interv, 2009.

Our meta-analysis included data from the following trials:

•
The CADILLAC (Controlled Abciximab and Device Investigation to Lower Late Angioplasty Complications) study, which found that primary stent implantation is a preferred strategy for the treatment of acute myocardial infarction, as reported in “A Prospective, Multicenter, International Randomized Trial Comparing Four Reperfusion Strategies in Acute Myocardial Infarction: Principal Report of the Controlled Abciximab and Device Investigation to Lower Late Angioplasty Complications (CADILLAC)” Trial in Journal of American College of Cardiology, 2001;

•
The EXPORT trial which was a randomized open-label study whose primary endpoint was to evaluate flow improvement in AMI patients using either conventional stenting or aspiration followed by stenting, as reported in “Systematic Primary Aspiration in Acute Myocardial Percutaneous Intervention: A Multicentre Randomised Controlled Trial of the Export Aspiration Catheter” in EuroIntervention, 2008;

•
The EXPIRA trial which was a single-center study aimed to explore pre-treatment with manual thrombectomy as compared to conventional stenting, as reported in “Thrombus Aspiration During Primary Percutaneous Coronary Intervention Improves Myocardial Reperfusion and Reduces Infarct Size: The EXPIRA (Thrombectomy with Export Catheter in Infarct-related Artery During Primary Percutaneous Coronary Intervention) Prospective, Randomized Trial” in Journal of American College of Cardiology, 2009;

•
The REMEDIA trial, whose objective was to assess the safety and efficacy of the EXPORT catheter for thrombus aspiration in STEMI patients, as reported in “Manual Thrombus-Aspiration Improves Myocardial Reperfusion: The Randomized Evaluation of the Effect of Mechanical Reduction of Distal Embolization by Thrombus-Aspiration in Primary and Rescue Angioplasty (REMEDIA) Trial” in Journal of American College of Cardiology, 2005;

•
The Horizons-AMI (Harmonizing Outcomes with RevascularIZatiON and Stents in Acute MI), which is the largest randomized trial which compared DES to BMS in MI patients, as reported in “Paclitaxel-Eluting Stents Versus Bare-Metal Stents in Acute Myocardial Infarction” in New England Journal of Medicine, 2009; and

•
The TAPAS Trial which showed that thrombus aspiration before stenting benefits MI patients, as reported in “Thrombus Aspiration During Primary Percutaneous Coronary Intervention” in New England Journal of Medicine, 2009.

The meta analysis of MGuardTM outcomes in STEMI population show comparable rates of thrombolysis in myocardial infarction (TIMI) 3 flow with no significant difference of the historical control as compared to MGuardTM (88.5% and 91.7%, respectively), while the rates of myocardial blush grade score 3 (37.3% for the historical control and 81.6% for MGuardTM) and ST segment resolution>70% (53.6% for the historical control and 79.1% for MGuardTM) are statistically significantly better with the MGuardTM. MGuardTM also appears consistently superior at the 30 days major adverse cardiac event (8.4% for the historical control and 2.4% for MGuardTM) and 1 year major adverse cardiac event (13.3% for the historical control and 5.9% for MGuardTM) endpoints. The data appears in the following tables.

	NAME OF STUDY
	MAGICAL	PISCIONE	iMOS	Jain	Average
Number of Patients	60	100	203	51	414 (Total)
Thrombolysis in myocardial infarction 0-1,%	0	0	1.2	0	0.6
Thrombolysis in myocardial infarction 3,%	90	85	93.5	100	91.7
Myocardial blush grade 0-1,%	3.3	0	--	--	1.2
Myocardial blush grade 3,%	73	90	80	--	81.6
ST segment resolution>70%,%	61	90	--	--	79.1
ST segment resolution>50%,%	88	--	85.4	96	87.6
30 day major adverse cardiac event,%	0	2.2	3.2	--	2.4
6 month major adverse cardiac events,%	0	4.5	6.0	--	4.6
1 year major adverse cardiac events,%	--	5.6	6.0	6.0	5.9
1 year target vessel revascularization		2.3	2.3	6.0	2.8
Acute Binary Resteonosis 6M,%	--	--	19.0*	--	19.0

Trial	CADILLAC	Horizons-AMI	Horizons-AMI	TAPAS	TAPAS	EXPORT	EXPORT	EXPIRA	EXPIRA	REMEDIA	REMEDIA	Historical comparison	MGuard	Level of Significance
Group	Stent + Abciximab	BMS	DES	Thrombus aspiration	control	control	TA	control	Thrombus aspiration	Thrombus aspiration	control	Average	Average
Number of Patients	524	749	2257	535	536	129	120	87	88	50	49	5124 (total)	414 (total)
Thrombolysis in myocardial infarction 0-1,%	--	--	--	--	--	3.9	2.4	1.1	0	--	--	2.1	0.6
Thrombolysis in myocardial infarction 3,%	96.9	87.6	89.8	86	82.5	76.9	82	--	--	--	--	88.5	91.7
Myocardial blush grade 0-1,%	48.7	--	--	17.1	26.3	31.6	27.6	40.2	11.4	32	55.1	35.2	1.2	*
Myocardial blush grade 3,%	17.4	--	--	45.7	32.2	25.4	35.8	--	--	--	--	37.3	81.6	**
ST segment resolution>70%,%	62	--	--	56.6	44.2	--	--	39.1	63.6	58	36.7	53.6	79.1
ST segment resolution>50%,%	--	--	--	--	--	71.9	85	--	--	--	--	78.2	87.6
30 day major adverse cardiac event,%	4.4	--	--	6.8	9.4	--	--	--	--	10	10.2	8.4	2.4	**
6 month major adverse cardiac events,%	10.2	--	--	--	--	--	--	--	--	--	--	10.2	4.6
1 year major adverse cardiac events,%	--	13.1	10.9	16.6	20.3	--	--	--	--	--	--	13.3	5.9	*
Acute Binary Resteonosis 6 month,%	20.8	--	--	--	--	--	--	--	--	--	--	20.8	19.0
1 year target vessel revascularization		7.4	4.6	12.9	11.2
Acute Binary Resteonosis 1 year,%	--	21	8.3	--	--	--	--	--	--	--	--	11.5	-

Future Clinical Trials for MGuardTM Coronary

We anticipate that additional studies will be conducted to meet registration requirements in key countries, particularly the U.S. We have currently budgeted $8.5 million for the U.S. Food and Drug Administration trial.  We expect that post-marketing trials will be conducted to further establish the safety and efficacy of the MGuardTM Coronary with bio-stable mesh in specific indications.  These trials will be designed to facilitate market acceptance and expand the use of the product.  We anticipate that the MGuard for Acute ST Elevation Reperfusion Trial (MASTER Trial), for which we have budgeted $2.0 million, will serve to promote market acceptance of the product and expand its usage.  The MASTER Trial is a multinational, randomized controlled trial of the MGuard™ mesh protective coronary stent that includes 432 patients in a two-arm, parallel design, with the intention of testing the MGuard™ stent against commercially approved bare-metal stents or drug-eluting stents with respect to myocardial reperfusion in primary angioplasty for the treatment of acute ST-elevation myocardial infarction.  In other countries, we believe that we generally will be able to rely upon the CE Mark approval of the product, as well as the results of the U.S. Food and Drug Administration trial and MASTER Trial in order to obtain local approvals.

In the second fiscal quarter of 2011, we began a prospective, randomized study in Europe, South America and Israel to demonstrate the superiority of the MGuard™ stent over commercially-approved bare-metal and drug-eluting stents in achieving better myocardial reperfusion (the restoration of blood flow) in primary angioplasty for the treatment of acute STEMI. We anticipate that this trial will enroll 432 subjects, 50% of whom will be treated with an MGuard™ stent and 50% of whom will be treated with a commercially-approved bare-metal or drug-eluting stent.  The primary endpoint of this study is the occurrence of the restoration of normal electrocardiogram reading.  As of February 29, 2012, 201 patients of the prospective 432 have been enrolled.

We also plan to conduct a large clinical study for U.S. Food and Drug Administration approval in the U.S. We expect that this study will be a prospective, multicenter, randomized clinical trial. Its primary objective will be to compare the safety and the effectiveness of the MGuard™ stent in the treatment of de novo stenotic lesions in coronary arteries in patients undergoing primary revascularization (a surgical procedure for the provision of a new, additional, or augmented blood supply to the heart) due to acute myocardial infarction with the MultiLink Vision stent system from Abbott Vascular. We expect total enrollment of approximately 800 subjects, at up to 40 sites throughout the U.S. and Europe. The combined primary endpoint of this study will be the occurrence of Blush Score of 3, which would indicate that blood supply to the heart muscle is optimal, following the procedure, and the occurrence of target vessel failure (a composite endpoint of cardiac death, reoccurrence of a heart attack and the need for a future invasive procedure to correct narrowing of the coronary artery).  This study is expected to start in 2012, and the enrollment phase is expected to last 18 months. We expect that subjects will be followed for 12 months with assessments at 30 days, six months and 12 months. This plan is tentative, and is subject to change to conform with U.S. Food and Drug Administration regulations and requirements.

Planned Trials for future MGuardTM Peripheral and Carotid Products

As shown in the table at the beginning of this section, we also plan to conduct clinical trials for our additional products in development in order to obtain approval for their use.  We anticipate that local distributors in the countries in which such trials will take place will support many of these studies.

Growth Strategy

Our primary business objective is to utilize our proprietary technology to become the industry standard for treatment of acute coronary syndromes and to provide a superior solution to the common acute problems caused by current stenting procedures, such as restenosis, embolic showers and late thrombosis.  We are pursuing the following business strategies in order to achieve this objective.

•
Successfully commercialize MGuardTM Coronary with bio-stable mesh.  We have begun commercialization of MGuardTM Coronary with a bio-stable mesh in Europe, Asia and Latin America through our distributor network and we are aggressively pursuing additional registrations and contracts in other countries such as Russia, Canada, South Korea, Belgium, the Netherlands and certain smaller countries in Latin America.  By the time we begin marketing this product in the U.S., we expect to have introduced the MGuardTM technology to clinics and interventional cardiologists around the world, and to have fostered brand name recognition and widespread adoption of MGuardTM Coronary.  We plan to accomplish this by participating in national and international conferences, conducting and sponsoring clinical trials, publishing articles in scientific journals, holding local training sessions and conducting electronic media campaigns.

•
Successfully develop the next generation of MGuardTM stents. While we market our MGuardTM Coronary with bio-stable mesh, we intend to develop the MGuardTM Coronary with a drug-eluting mesh.  We are also working on our MGuardTM stents for peripheral and carotid, for which we expect to have CE Mark approval by the first quarter of 2012.  In addition, we released our cobalt-chromium version of MGuardTM, MGuard Prime™, in 2010, which we anticipate will replace MGuardTM over the next couple of years.

•
Continue to leverage MGuardTM technology to develop additional applications for interventional cardiologists and vascular surgeons. In addition to the applications described above, we believe that we will eventually be able to utilize our proprietary technology to address imminent market needs for new product innovations to significantly improve patients’ care.  We have secured intellectual property using our unique mesh technology in the areas of brain aneurism, treating bifurcated blood vessels and a new concept of distal protective devices.  We believe these areas have a large growth potential given, in our view, that present solutions are far from satisfactory, and there is a significant demand for better patient care.  We believe that our patents can be put into practice and that they will drive our growth at a later stage.

•
Work with world-renowned physicians to build awareness and brand recognition of MGuardTM portfolio of products. We intend to work closely with leading cardiologists to evaluate and ensure the efficacy and safety of our products.  We intend that some of these prominent physicians will serve on our Scientific Advisory Board, which is our advisory committee that advises our board of directors, and run clinical trials with the MGuardTM Coronary stent.  We believe these individuals, once convinced of the MGuardTM Coronary stent’s appeal, will be invaluable assets in facilitating the widespread adoption of the stent.  In addition, we plan to look to these cardiologists to generate and publish scientific data on the use of our products, and to present their findings at various conferences they attend.  Dr. Gregg W. Stone, director of Cardiovascular Research and Education at the Center for Interventional Vascular Therapy of New York Presbyterian Hospital/Columbia University Medical Center and the co-director of Medical Research and Education at The Cardiovascular Research Foundation is the study chairman for the MASTER Trial.  Dr. Donald Cutlip, Executive Director of Clinical Investigation at the Harvard Clinical Research Institute, will provide scientific leadership of the U.S. Food and Drug Administration trials.  On October 4, 2011, InspireMD Ltd., our wholly-owned subsidiary, entered into a clinical trial services agreement with Harvard Clinical Research Institute, Inc., pursuant to which Harvard Clinical Research Institute, Inc. will conduct a study entitled “MGuard Stent System Clinical Trial in Patients with Acute Myocardial Infarction” on our behalf. We will pay Harvard Clinical Research Institute, Inc. an estimated fee of approximately $10 million for conducting the study, subject to adjustment dependent upon changes in the scope and nature of the study, as well as other costs to be determined by the parties.

•
Continue to protect and expand our portfolio of patents. Our patents and their protection are critical to our success.  We have filed ten separate patents for our MGuardTM technology in Canada, China, Europe, Israel, India, South Africa and the U.S.  We believe these patents cover all of our existing products, and can be useful for future technology.  We intend to continue patenting new technology as it is developed, and to actively pursue any infringement upon our patents.  On October 25, 2011, one of our patent applications, U.S. patent application 11/582,354, was issued as U.S. Patent 8,043,323.

•
Develop strategic partnerships.  We intend to partner with medical device, biotechnology and pharmaceutical companies to assist in the development and commercialization of our proprietary technology.  Although we have not yet done so, we plan to partner with a company in the U.S. to guide products through U.S. Food and Drug Administration approval and to support the sale of MGuardTM stents in the U.S.

As noted above, we previously filed patents for our MGuardTM technology in China, as part of our intended growth strategy.  However, upon further consideration of the cost and resources required to achieve patent protection in China, we elected to prioritize our pursuit of growth opportunities in other countries and, as such, have ceased our growth efforts in China for the current time period.  We intend to reevaluate our strategy towards commercialization of our MGuardTM technology in China in the future.

Competition

The stent industry is highly competitive.  The bare-metal stent and the drug-eluting stent markets in the U.S. and Europe are dominated by Abbott Laboratories, Boston Scientific Corporation, Johnson & Johnson and Medtronic, Inc. Due to ongoing consolidation in the industry, there are high barriers to entry for small manufacturers in both the European and the U.S. markets.  However, due to less stringent regulatory approval requirements in Europe, we believe that the European market is somewhat more fragmented, and small competitors appear able to gain market share with greater ease.

In the future, we believe that physicians will look to next-generation stent technology to compete with currently existing therapies.  These new technologies will likely include bio-absorbable stents, stents that are customizable for different lesion lengths, stents that focus on treating bifurcated lesions, and stents with superior polymer and drug coatings.  Some of the companies developing new stents are The Sorin Group, Xtent, Inc., Cinvention AG, OrbusNeich, Biotronik SE & Co. KG, Svelte Medical Systems, Inc., Reva Inc. and Stentys SA, among others.  To address current issues with drug-eluting stents, The Sorin Group and Cinvention AG have developed stents that do not require a polymer coating for drug delivery, thereby expanding the types of drugs that can be used on their respective stents.  OrbusNeich has addressed the problem differently, developing a stent coated with an antibody designed to eliminate the need for any drug at all.  Xtent, Inc. has been concentrating on a stent that can be customized to fit different sized lesions, so as to eliminate the need for multiple stents in a single procedure.  Biotronik SE & Co. KG is currently developing bio-absorbable stent technologies, and Abbott Laboratories is currently developing a bio-absorbable drug-eluting stent.  These are just a few of the many companies working to improve stenting procedures in the future as the portfolio of available stent technologies rapidly increases.  As the market moves towards next-generation stenting technologies, minimally invasive procedures should become more effective, driving the growth of the market in the future.  We plan to continue our research and development efforts in order to be at the forefront of the acute myocardial infarction solutions.

According to the January 3, 2011 2011 MEDTECH OUTLOOK produced by the BMO (Bank of Montreal) Investment Banking Group, the worldwide stent market is dominated by four major players, with a combined total market share of approximately 96%. Within the bare metal stent market and drug-eluting stent market, the top four companies have approximately 92% and 98% of the market share, respectively. These four companies are Abbott Laboratories, Boston Scientific Corporation, Johnson & Johnson and Medtronic, Inc.  To date our sales are not significant enough to register in market share.  As such, one of the challenges we face to the further growth of MGuard™ is the competition from numerous pharmaceutical and biotechnology companies in the therapeutics area, as well as competition from academic institutions, government agencies and research institutions.  Most of our current and potential competitors, including but not limited to those listed above, have, and will continue to have, substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution and personnel resources than we do.

In addition to the challenges from our competitors, we face challenges related specifically to our products.   None of our products are currently approved by the U.S. Food and Drug Administration.  Clinical trials necessary to support a pre-market approval application to the U.S. Food and Drug Administration for our MGuard™ stent will be expensive and will require the enrollment of a large number of patients, and suitable patients may be difficult to identify and recruit, which may cause a delay in the development and commercialization of our product candidates.  Furthermore, our rights to our intellectual property with respect to our products could be challenged.  Based on the prolific litigation that has occurred in the stent industry and the fact that we may pose a competitive threat to some large and well-capitalized companies that own or control patents relating to stents and their use, manufacture and delivery, we believe that it is possible that one or more third parties will assert a patent infringement claim against the manufacture, use or sale of our MGuard™ stent based on one or more of these patents.

We note that an additional challenge facing our products comes from drug-eluting stents. Over the last decade, there has been an increasing tendency to use drug-eluting stents in percutaneous coronary intervention (PCI), with a usage rate of drug-eluting stents in PCI approaching 70-80% in some countries, even though drug-eluting stents do not address thrombus management in acute myocardial infarction. A recent HORIZONS-AMI trial that compared drug-eluting stents to bare-metal stents in STEMI patients failed to show any benefit of drug-eluting stents as compared to bare-metal stents with regard to safety (death, re-infarction, stroke, or stent thrombosis), but showed the 1 year target vessel revascularization (TLR) rate for drug-eluting stent patients was only 4.6%, as compared to 7.4% for patients with bare-metal stents. However, based on data from over 350 patients across three clinical trials, the TLR rate for MGuardTM was 2.8%. (This data is comprised of: (i) a TLR rate of 2.3% for a 100-patient study, as reported in “Multicentre Experience with MGuard Net Protective Stent in ST-elevation Myocardial Infarction: Safety, Feasibility, and Impact on Myocardial Reperfusion” in Catheter Cardiovasc Interv, 2009; (ii) a TLR rate of 2.3% for a sub-group of 203 STEMI patients from the International MGuardTM Observational Study; and (iii) a TLR rate of 6.0% for a group of 51 heart attack patients, as reported in “Prevention of Thrombus Embolization during Primary Percutaneous Intervention Using a Novel Mesh Covered Stent” in Catheter Cardiovasc Interv, 2009).

Another challenge facing the MGuardTM products is that placing the stent at the entrance to large side branches, known as jailing large side branches, is not recommended with the MGuardTM Coronary stent, because there is risk of thrombosis. Jailing requires the need to cross the stent with guidewire and to create an opening with the balloon to allow proper flow, which can be achieved with lower risk by using other bare-metal stents.

Research and Development Expenses

During each of 2011, 2010 and 2009, we spent approximately $2.5 million, $1.3 million and $1.3 million, respectively, on research and development.

Sales and Marketing

Sales and Marketing

In October 2007, MGuardTM Coronary with a bio-stable mesh received CE Mark approval in the European Union, and shortly thereafter was commercially launched in Europe through local distributors.  We are also in negotiations with additional distributors in Europe, Asia and Latin America and are currently selling our MGuardTM Coronary with a bio-stable mesh in more than 30 countries.

Until U.S. Food and Drug Administration approval of our MGuardTM Coronary with a bio-stable mesh, which we are targeting for 2014, we plan to focus our marketing efforts primarily on Europe, Asia and Latin America.  Within Europe, we have focused on markets with established healthcare reimbursement from local governments such as Italy, Germany, Great Britain, France, Greece, Austria, Hungary, Poland, Slovenia, Czech Republic and Slovakia.

In addition to utilizing local and regional distributor networks, we are using international trade shows and industry conferences to gain market exposure and brand recognition.  We plan to work with leading physicians to enhance our marketing efforts.  As sales volume increases, we plan to open regional offices and manage sales activities more closely in each of our defined geographical regions, and to provide marketing support to local and regional distributors in each area.

Product Positioning

The MGuardTM Coronary has initially penetrated the market by entering market segments with indications that present high risks of embolic dislodgement, notably acute myocardial infarction and saphenous vein graft coronary interventions.  The market penetration of the MGuardTM Coronary in 2011 was minimal, with total sales in the twelve months ended December 31, 2011 of approximately $6 million representing less than 1% of the total sales of the acute myocardial infarction solutions market.

When performing stenting procedures in patients with acute coronary symptoms, interventional cardiologists face a difficult dilemma in choosing between bare-metal stents, which have a high rate of restenosis, and drug-eluting stents, which have a high rate of late stent thrombosis, require administration of anti-platelet drugs for at least one year post procedure and are more costly than bare-metal stents.  We are marketing our platform technology, MGuardTM, as a superior and cost effective solution to these currently unmet needs of interventional cardiologists.  We believe our MGuardTM technology is clinically superior to bare-metal stents because it provides embolic protection during and post-procedure.  We believe our MGuardTM technology is clinically superior to drug-eluting stents, due to its lower stent thrombosis rate and protection from embolic showers during and post-procedure.

In addition to the advantages of the MGuardTM technology that we believe to exist, the MGuardTM technology maintains the deliverability, crossing profile, and dilatation pressure of a conventional stent, and interventional cardiologists do not have to undergo extensive training before utilizing the product.

Insurance Reimbursement

In most countries, a significant portion of a patient’s medical expenses is covered by third-party payors.  Third-party payors can include both government funded insurance programs and private insurance programs.  While each payor develops and maintains its own coverage and reimbursement policies, the vast majority of payors have similarly established policies.  All of the MGuardTM products sold to date have been designed and labeled in such a way as to facilitate the utilization of existing reimbursement codes, and we intend to continue to design and label our products in a manner consistent with this goal.

While most countries have established reimbursement codes for stenting procedures, certain countries may require additional clinical data before recognizing coverage and reimbursement for the MGuardTM products or in order to obtain a higher reimbursement price.  In these situations, we intend to complete the required clinical studies to obtain reimbursement approval in countries where it makes economic sense to do so.

In the U.S., once the MGuardTM Coronary with bio-stable mesh is approved by the U.S. Food and Drug Administration, it will be eligible for reimbursement from the Centers for Medicare and Medicaid Services, which serve as a benchmark for all reimbursement codes.  While there is no guarantee these codes will not change over time, we believe that the MGuardTM will be eligible for reimbursement through both governmental healthcare agencies and most private insurance agencies in the U.S.

Intellectual Property

Patents

We have filed ten separate patents for our MGuardTM technology in Canada, China, Europe, Israel, India, South Africa and the U.S. for an aggregate of 35 filed patents.  These patents cover percutaneous therapy, knitted stent jackets, stent and filter assemblies, in vivo filter assembly, optimized stent jackets, stent apparatuses for treatment via body lumens and methods of use, stent apparatuses for treatment via body lumens and methods of manufacture and use, and stent apparatuses for treatment of body lumens, among others. In lay terms, these patents generally cover two parts of our products: the mesh sleeve, with and without a drug, and the delivery mechanism of the stent.  On October 25, 2011, one of our patent applications, U.S. patent application 11/582,354, was issued as U.S. Patent 8,043,323.  None of the other patents have been granted to date.  We believe these patents, once issued, will cover all of our existing products and be useful for future technology.  We also believe that the patents we have filed, in particular those covering the use of a knitted micron-level mesh sleeve over a stent for various indications, would create a significant barrier for another company seeking to use similar technology.

To date, we are not aware of other companies that have patent rights to a micron fiber, releasable knitted fiber sleeve over a stent.  However, larger, better funded competitors own patents relating to the use of drugs to treat restenosis, stent architecture, catheters to deliver stents, and stent manufacturing and coating processes as well as general delivery mechanism patents like rapid exchange. Stent manufacturers have historically engaged in significant litigation, and we could be subject to claims of infringement of intellectual property from one or more competitors. Although we believe that any such claims would be un-founded, such litigation would divert attention and resources away from the development of MGuardTM stents.  Other manufacturers may also challenge the intellectual property that we own, or may own in the future. We may be forced into litigation to uphold the validity of the claims in our patent portfolio, an uncertain and costly process.

Trademarks

We use the InspireMD and MGuard trademarks. We have registered these trademarks in Europe. The trademarks are renewable indefinitely, so long as we continue to use the mark in Europe and make the appropriate filings when required.

Government Regulation

The manufacture and sale of our products are subject to regulation by numerous governmental authorities, principally the European Union CE Mark, the U.S. Food and Drug Administration and other corresponding foreign agencies.

Sales of medical devices outside the U.S. are subject to foreign regulatory requirements that vary widely from country to country. These laws and regulations range from simple product registration requirements in some countries to complex clearance and production controls in others. As a result, the processes and time periods required to obtain foreign marketing approval may be longer or shorter than those necessary to obtain U.S. Food and Drug Administration market authorization. These differences may affect the efficiency and timeliness of international market introduction of our products. For countries in the European Union, medical devices must display a CE Mark before they may be imported or sold.  In order to obtain and maintain the CE Mark, we must comply with the Medical Device Directive 93/42/EEC and pass an initial and annual facilities audit inspections to ISO 13485 standards by an European Union inspection agency. We have obtained ISO 13485 quality system certification and the products we currently distribute into the European Union display the required CE Mark. In order to maintain certification, we are required to pass annual facilities audit inspections conducted by European Union inspectors.

As noted below, we currently have distribution agreements for our products with distributors in the following countries:  Italy, Germany, Austria, Czech Republic, Slovakia, France, Slovenia, Greece, Cyprus, Portugal, Spain, Poland, Hungary, Estonia, Lithuania, Ukraine, United Kingdom, Holland, Russia, Latvia, Brazil, Chile, Costa Rica, Mexico, Argentina, Colombia, India, Sri Lanka, South Africa, Pakistan and Israel.  We are subject to governmental regulation in each of these countries and we are not permitted to sell all of our products in each of these countries.  While each of the European Union member countries accepts the CE Mark as its sole requirement for marketing approval, some of these countries still require us to take additional steps in order to gain reimbursement rights for our products.  Furthermore, while we believe that each of the above-listed countries that is not a member of the European Union accepts the CE Mark as its primary requirement for marketing approval, each such country requires additional regulatory requirements for final marketing approval for MGuard Prime™.  Additionally, in Canada, we are required to pass annual facilities audit inspections performed by Canadian inspectors.  Furthermore, we are currently targeting additional countries in Europe, Asia, and Latin America.  We believe that each country that we are targeting also accepts the CE Mark as its primary requirement for marketing approval.  We intend that the results of the MASTER Trial will satisfy any additional governmental regulatory requirements in each of the countries where we currently distribute our products and in any countries that we are currently targeting for expansion.  However, even if all governmental regulatory requirements are satisfied in each such country, we anticipate that obtaining marketing approval in each country could take as few as three months or as many as twelve months, due to the nature of the approval process in each individual country, including typical wait times for application processing and review, as discussed in greater detail below.

MGuard Prime™ received CE Mark approval in the European Union in October 2010 and marketing approval in Israel in September 2011.  We are currently seeking marketing approval for MGuard Prime™ in Brazil, Malaysia, Mexico, Russia, Serbia, Singapore, Argentina, India, Sri Lanka and Pakistan.  We are focusing on seeking marketing approval in these countries because we believe that these countries represent the strongest opportunities for us to grow with respect to our sales.  We have determined that other countries with better organized and capitalized healthcare systems may not present us the same opportunities for growth due to the lack of use of stents in treatment of cardiac episodes and less advantageous healthcare reimbursement policies, among other reasons.  While each of the countries in which we are seeking marketing approval for MGuard Prime™ accepts the CE Mark as its primary requirement for marketing approval and does not require any additional tests, each country does require some additional regulatory requirements for marketing approval. More specifically, for the approval process in Malaysia, we need to submit an application for regulatory approval, which we anticipate will be granted in three months.  For the approval process in Mexico, we need to submit an application for regulatory approval, which we anticipate will be granted in twelve months.  For the approval process in Serbia, we need to submit an application for regulatory approval, which we anticipate will be granted in twelve months.  For the approval process in Singapore, we need to submit an application for regulatory approval, which we anticipate will be granted in six months.  For the approval process in Argentina, we need to submit an application for regulatory approval, which we anticipate will be granted in approximately twelve months.  For the approval process in India, we need to submit an application for regulatory approval, which we anticipate will be granted in approximately twelve months.  For the approval process in Sri Lanka, we need to submit an application for regulatory approval, which we anticipate will be granted in six to twelve months.  For the approval process in Pakistan, we need to submit an application for regulatory approval, which we anticipate will be granted in six to twelve months.  In Israel, where we received marketing approval in September 2011, we will be subject to annual renewal of our marketing approval.  Regulators in Israel may request additional documentation or other materials and results of studies from medical device manufacturers such as us as part of the renewal process.  Generally, however, the annual renewal of marketing approval is given automatically, barring a material change in circumstances or results.

For the approval process in Brazil, we must comply with Brazilian Good Manufacturing Practice, or GMP, quality system requirements.  ANVISA, Brazil’s regulatory agency, must conduct an inspection of MGuard Prime™ to determine compliance with Brazil GMP regulations.  Upon successful completion of an audit, ANVISA will then issue the GMP certificate necessary to register a medical device in Brazil.  Once we receive the necessary GMP certificate, we can apply for regulatory approval.  We anticipate that the approval process in Brazil will take between one and two years.

For the approval process in Russia, we must first provide test samples of MGuard Prime™ and then conduct government-authorized testing.  We must then submit the test results together with our application for regulatory approval to the Russian regulatory authority.  We anticipate that the approval process in Russia will take between five to twelve months.

Please refer to the table below setting forth the approvals and sales for MGuard™ and MGuard Prime™ on a country-by-country basis.

Approvals and Sales of MGuard™ and MGuard Prime™ on a Country-by-Country Basis

Countries	MGuard™ Approval	MGuard™ Sales	MGuard Prime™ Approval	MGuard Prime™ Sales	Countries	MGuard™ Approval	MGuard™ Sales	MGuard Prime™ Approval	MGuard Prime™ Sales
Argentina	Y	Y	N	N	Italy	Y	Y	Y	Y
Austria	Y	Y	Y	Y	Latvia	Y	Y	Y	Y
Brazil	Y	Y	N	N	Lithuania	Y	Y	Y	N
Chile	Y	Y	N	N	Malaysia	N	N	N	N
Colombia	Y	Y	N	N	Mexico	Y	Y	N	N
Costa Rica	Y	Y	N	N	Pakistan	Y	Y	N	N
Cyprus	Y	Y	Y	N	Poland	Y	Y	Y	Y
Czech Rep	Y	Y	Y	N	Portugal	Y	Y	Y	N
UK	Y	N	Y	N	Russia	Y	Y	N	N
Estonia	Y	Y	Y	Y	Serbia	N	N	N	N
France	Y	Y	Y	Y	Singapore	N	Y1	N	N
Germany	Y	Y	Y	Y	Slovakia	Y	Y	Y	N
Greece	Y	Y	Y	Y	Slovenia	Y	Y	Y	N
Holland (Netherlands)	Y	Y	Y	Y	South Africa	Y	Y	N	N
Hungary	Y	Y	Y	Y	Spain	Y	Y	Y	Y
India	Y	Y	N	N	Sri Lanka	Y	Y	N	N
Israel	Y	Y	Y	Y	Ukraine	Y	Y	N	N
__________
1  At time the sales were made, we satisfied the regulatory requirements in Singapore.  The regulatory requirements in Singapore were subsequently changed and we no longer meet these requirements.

In the U.S., the medical devices that will be manufactured and sold by us will be subject to laws and regulations administered by the U.S. Food and Drug Administration, including regulations concerning the prerequisites to commercial marketing, the conduct of clinical investigations, compliance with the Quality System Regulation and labeling.  We anticipate that our MGuardTM Coronary plus with bio-stable mesh product will be classified as a Class III medical device by the U.S. Food and Drug Administration.

A manufacturer may seek market authorization for a new medical device through the rigorous Premarket Approval application process, which requires the U.S. Food and Drug Administration to determine that the device is safe and effective for the purposes intended.

We will also be required to register with the U.S. Food and Drug Administration as a medical device manufacturer. As such, our manufacturing facilities will be subject to U.S. Food and Drug Administration inspections for compliance with Quality System Regulation. These regulations will require that we manufacture our products and maintain our documents in a prescribed manner with respect to design, manufacturing, testing and quality control activities. As a medical device manufacturer, we will further be required to comply with U.S. Food and Drug Administration requirements regarding the reporting of adverse events associated with the use of our medical devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. U.S. Food and Drug Administration regulations also govern product labeling and prohibit a manufacturer from marketing a medical device for unapproved applications. If the U.S. Food and Drug Administration believes that a manufacturer is not in compliance with the law, it can institute enforcement proceedings to detain or seize products, issue a recall, enjoin future violations and assess civil and criminal penalties against the manufacturer, its officers and employees.

Customers

Our customer base is varied.  We began shipping our product to customers in Europe in January 2008 and have since expanded our global distribution network to Canada, Southeast Asia, India and Latin America. In 2011, forty six percent (46%) of our revenue was generated in Europe, eighteen percent (18%) of our revenue was generated in Asia, sixteen percent (16%) of our revenue was generated in South America, twelve percent (12%) of our revenue was generated in the Middle East with the remaining eight percent (8%) of our revenue generated in the rest of the world.

Our major customers in the twelve months ended December, 2011 were Kirloskar Technologies (P) Ltd., a distributor in India that accounted for 18% of our revenues, Tzamal Jacobsohn Ltd., a distributor in Israel that accounted for 12% of our revenues ,  and Izasa Distribuciones Tecnicas SA, a distributor in Spain that accounted for 9% of our revenues.  Our agreement with Kirloskar Technologies (P) Ltd. grants Kirloskar Technologies (P) Ltd. the right to be the exclusive distributor of MGuardTM products in India until May 2013, subject to achievement of certain order minimums.  Under our agreement with Kirloskar Technologies (P) Ltd., Kirloskar Technologies (P) Ltd. was required to purchase 15,000 stents from us in 2011 and is required to purchase 20,000 stents from us in 2012, at a price per stent of $600, for total minimum order values of $9,000,000 in 2011 and $12,000,000 in 2012, respectively.  Kirloskar Technologies (P) Ltd. will also be eligible to receive free stents representing 15% or 20% of the total value of stents purchased, depending upon the annual volume of the purchases of our stents.  Although Kirloskar Technologies (P) Ltd. did not achieve its order minimum for 2011, we did not terminate either our agreement with Kirloskar Technologies (P) Ltd. or Kirloskar Technologies (P) Ltd.’s right to be the exclusive distributor of MGuardTM products in India.  Our agreement with Tzamal Jacobsohn Ltd. grants Tzamal Jacobsohn Ltd. the right to be the exclusive distributor MGuardTM products in Israel until December 2012, subject to achievement of certain order minimums.  Under our agreement with Tzamal Jacobsohn Ltd., Tzamal Jacobsohn Ltd. must achieve at least 85% of the following order minimums: 1,400 stents during the twelve months ending March 31, 2012 and 1,600 stents during the twelve months ending March 31, 2013, at a price per stent, per an oral agreement, of 400 Euros, for total minimum order values of 560,000 Euros and 640,000 Euros, respectively.  Tzamal Jacobsohn Ltd. will be granted options to purchase 8,116 shares of our common stock for each $100,000 in sales upon achievement of the order minimums.  Our agreement with Izasa Distribuciones Tecnicas SA grants Izasa Distribuciones Tecnicas SA the right to be the exclusive distributor of MGuardTM products in Spain until May 2012, subject to achievement of certain order minimums.  Under our agreement with Izasa Distribuciones Tecnicas SA, Izasa Distribuciones Tecnicas SA was required to purchase 4,000 stents from us in 2011, at a price per stent of 700 Euros, for a total minimum order value of 2,800,000 Euros in 2011.  Izasa Distribuciones Tecnicas SA did not achieve its order minimum for 2011 and was not eligible to receive free stents pursuant to its agreement; however, we did not terminate either our agreement with Izasa Distribuciones Tecnicas SA or Izasa Distribuciones Tecnicas SA’s right to be the exclusive distributor of MGuardTM products in Spain.  In addition, pursuant to an amendment to our agreement with Izasa Distribuciones Tecnicas SA, Izasa Distribuciones Tecnicas SA, through its subsidiaries, was required to purchase 500 MGuard Prime™ stents from us at a price per stent of 700 Euros in February 2011.  Izasa Distribuciones Tecnicas SA met its purchase requirement in February 2011 and received a bonus of 100 free stents.  Izasa Distribuciones Tecnicas SA also agreed to partner with us in a study to be conducted in Spain entitled MGuard Prime Implementation in STEMI (acute myocardial infarction with ST elevation).  In addition, other current significant customers are in Germany, Argentina, and Brazil.

Our major customer in 2010 was Hand-Prod Sp. Z o.o, a Polish distributor, that accounted for 29% of our revenues.  We have an agreement with Hand-Prod Sp. Z o.o that grants Hand-Prod Sp. Z o.o the right to be the exclusive distributor of MGuardTM products in Poland until December 2012, subject to achievement of certain order minimums.  Under our agreement with Hand-Prod Sp. Z o.o, Hand-Prod Sp. Z o.o was required to purchase 1,500 stents from us in 2011 and must purchase 2,500 stents from us in 2012, at a price per stent of 400 Euro, for total minimum order values of 600,000 Euro in 2011 and 1,000,000 Euro in 2012, respectively.  Hand-Prod Sp. Z o.o did not achieve its order minimum for 2011 and therefore did not receive any free stents in 2011, but will be eligible to receive 500 free stents in 2012 if it achieves the minimum order values for that year.  Although Hand-Prod Sp. Z o.o did not achieve its order minimum for 2011, we did not terminate either our agreement with Hand-Prod Sp. Z o.o or Hand-Prod Sp. Z o.o’s right to be the exclusive distributor of MGuardTM products in Poland.  In addition, in 2011, we granted Hand-Prod Sp. Z o.o an option to purchase 48,697 shares of our common stock as consideration for its assistance in promoting our business in Poland.

Manufacturing and Suppliers

We manufacture our stainless steel MGuardTM stent through a combination of outsourcing and assembly at our own facility. Third parties in Germany manufacture the base stent and catheter materials, and we add our proprietary mesh sleeve to the stent. Our current exclusive product supplier is QualiMed Innovative Medizinprodukte GmbH. QualiMed Innovative Medizinprodukte GmbH is a specialized German stent manufacturer that electro polishes and crimps the stent onto a balloon catheter that creates the base for our MGuardTM stents. QualiMed Innovative Medizinprodukte GmbH has agreed to take responsibility for verifying and validating the entire stent system by performing the necessary bench test and biocompatibility testing. During the production process, QualiMed Innovative Medizinprodukte GmbH is responsible for integrating the mesh covered stent with the delivery system, sterilization, packaging and labeling. Our manufacturing agreement with QualiMed Innovative Medizinprodukte GmbH expires in September 2017, unless earlier terminated by either party in the event of breach of material terms of the agreement, liquidation of the other party, our failure to receive requested products for more than 60 days, a substantiated intellectual property claim is brought against the other party or the development agreement between the parties is terminated.  The manufacturing agreement provides for a rebate program that rewards us for increases in sales of our products. Our proprietary mesh sleeve is supplied by Biogeneral, Inc., a San Diego, California-based specialty polymer manufacturer for medical and engineering applications. Natec Medical Ltd. supplies us with catheters that help create the base for our MGuardTM stents.  Our agreement with Natec Medical Ltd., which may be terminated by either party upon six months notice, calls for non-binding minimum orders and discounted catheters upon reaching certain purchasing thresholds.

Our MGuard Prime™ cobalt-chromium stent was designed by Svelte Medical Systems Inc.  We have an agreement with Svelte Medical Systems Inc. that grants us a non-exclusive, worldwide license for production and use of the MGuard Prime™ cobalt-chromium stent for the life of the stent’s patent, subject to the earlier termination of the agreement upon the bankruptcy of either party or the uncured default by either party under any material provision of the agreement.  Our royalty payments to Svelte Medical Systems Inc. are determined by the sales volume of MGuard Prime™ stents.  We will pay a royalty of 7% for all product sales outside of the U.S. and, for products sales within the U.S., a rate of 7% for the first $10 million of sales and a rate of 10% for all sales exceeding $10 million.  We will also share with Svelte Medical Systems Inc. in the cost of obtaining the CE Mark approval, with our costs not to exceed $85,000, and the U.S. Food and Drug Administration approval, with our costs not to exceed $200,000.  We have mutual indemnification obligations with Svelte Medical Systems Inc. for any damages suffered as a result of third party actions based upon breaches of representations and warranties or the failure to perform certain covenants in the license agreement, and Svelte Medical Systems Inc. will also indemnify us for any damages suffered as a result of third party actions based upon intellectual property or design claims against the MGuard Prime™ cobalt-chromium stent.

Our MGuard Prime™ cobalt-chromium stent is being manufactured and supplied by MeKo Laserstrahl-Materialbearbeitung.  Our agreement with MeKo Laserstrahl-Materialbearbeitung for the production of electro polished L605 bare metal stents for MGuard Prime™ is priced on a per-stent basis, subject to the quantity of stents ordered.  The complete assembly process for MGuard Prime™, including knitting and securing the sleeve to the stent and the crimping of the sleeve stent on to a balloon catheter, is done at our Israel manufacturing site.  Once MGuard Prime™ has been assembled, it is sent for sterilization in Germany and then back to Israel for final packaging.

MGuardTM is manufactured from two main components , the stent and the mesh polymer. The stent is made out of stainless steel or cobalt chromium.  Both of these materials are readily available and we acquire them in the open market. The mesh is made from polyethylene terephthalate (PET).  This material is readily available in the market as well, because it is used for many medical applications.  In the event that our supplier can no longer supply this material in fiber form, we would need to qualify another supplier, which could take several months.  In addition, in order to retain the approval of the CE Mark, we are required to perform periodic audits of the quality control systems of our key suppliers in order to insure that their products meet our predetermined specifications.

Distributors

We currently have exclusive distribution agreements for our CE Mark-approved MGuard™ Coronary with bio stable mesh with medical product distributors based in Italy, Germany, Austria, Czech Republic, Slovakia, France, Slovenia, Greece, Cyprus, Portugal, Spain, Poland, Hungary, Estonia, Lithuania, Ukraine, United Kingdom, Holland, Russia, Latvia, Brazil, Chile, Costa Rica, Mexico, Argentina, Colombia, India, Sri Lanka, South Africa, Pakistan and Israel.  We are currently in discussions with multiple distribution companies in Europe, Asia, and Latin America.

Current and future agreements with distributors stipulate that while we are responsible for training, providing marketing guidance, marketing materials, and technical guidance, distributors will be responsible for carrying out local registration, marketing activities and sales.  In addition, in most cases, all sales costs, including sales representatives, incentive programs, and marketing trials, will be borne by the distributor.  Under current agreements, distributors purchase stents from us at a fixed price. Our current agreements with distributors are for a term of approximately three years and automatically renew for an additional three years unless modified by either party.

Employees

As of February 29, 2012, we had 66 full-time employees.  Our employees are not party to any collective bargaining agreements.  We consider our relations with our employees to be good. We believe that our future success will depend, in part, on our continued ability to attract, hire and retain qualified personnel.

Item 1A. Risk Factors.

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. You should carefully consider the risks described below and the other information included in this Annual Report on Form 10-K, including the consolidated financial statements and related notes. If any of the following risks, or any other risks not described below, actually occur, it is likely that our business, financial condition, and/or operating results could be materially adversely affected.  In such case, the trading price and market value of our common stock could decline and you may lose part or all of your investment in our common stock.  The risks and uncertainties described below include forward-looking statements and our actual results may differ from those discussed in these forward-looking statements.

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

Because our products are new and long-term success measures have not been completely validated, regulatory agencies, including the U.S. Food and Drug Administration, may take a significant amount of time in evaluating product approval applications.  For example, there are currently several methods of measuring restenosis and we do not know which of these metrics, or combination of these metrics, will be considered appropriate by the U.S. Food and Drug Administration for evaluating the clinical efficacy of stents.  Treatments may exhibit a favorable measure using one of these metrics and an unfavorable measure using another metric.  Any change in the accepted metrics may result in reconfiguration of, and delays in, our clinical trials.  Additionally, we have only limited experience in filing and prosecuting the applications necessary to gain regulatory approvals, and our clinical, regulatory and quality assurance personnel are currently composed of only 9 employees.  As a result, we may experience a long regulatory process in connection with obtaining regulatory approvals for our products.

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

We depend on the expertise of our senior management and research personnel, each of whom would be difficult to replace.  The loss of the services of any of our senior management could compromise our ability to achieve our objectives.  Furthermore, recruiting and retaining qualified personnel will be crucial to future success.  There can be no assurance that we will be able to attract and retain necessary personnel on acceptable terms given the competition among medical device, biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions for experienced management, scientists, researchers, and sales and marketing and manufacturing personnel.  If we are unable to attract, retain and motivate our key personnel, our operations may be jeopardized and our results of operations may be materially and adversely affected.

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

We may have violated section 15 of the Israeli Security Law of 1968.  Section 15 to the Israeli Security Law of 1968 requires the filing of a prospectus with the Israel Security Authority and the delivery thereof to purchasers in connection with an offer or sale of securities to more than 35 parties during any 12 month period.  We allegedly issued securities to more than 35 investors during certain 12-month periods, ending in October 2008.  Our wholly-owned subsidiary, InspireMD Ltd., a private company incorporated under the laws of the State of Israel, applied for a no-action determination from the Israel Security Authority on February 14, 2011 in connection with the foregoing.  To date, the Israel Security Authority has not responded to InspireMD Ltd.’s application for no-action determination and we are unable to predict when a response will be received.  The maximum penalties for violating section 15 of the Israeli Security Law of 1968 are as follows: imprisonment of 5 years; a fine of up to approximately $317,000 to be paid by management of the violating company; and a fine of up to approximately $1,590,000 to be paid by the violating company, any of which penalties could result in a material adverse effect on our operations.

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

On March 31, 2011, we became subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended, including the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 requires us to conduct an annual management assessment of the effectiveness of our internal controls over financial reporting and to obtain a report by our independent auditors addressing these assessments. These reporting and other obligations will place significant demands on our management, administrative, operational, internal audit and accounting resources. We are presently upgrading our systems; implementing financial and management controls, reporting systems and procedures; implementing an internal audit function; and we have hired additional accounting, internal audit and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price. Moreover, effective internal control is necessary for us to provide reliable financial reports and prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed.

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

Our stock price may be volatile, which could result in substantial losses for investors.

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

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock and make it more difficult for us to raise funds through future offerings of common stock. Approximately 59,278,947 shares of our common stock will become saleable under Rule 144 following April 6, 2012. As these shares and as additional shares of our common stock become available for resale in the public market, the supply of our common stock will increase, which could decrease the price of our common stock.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

 This Annual Report on Form 10-K contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will probably not be accurate indications of when such performance or results will be achieved.  Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.  Important factors that could cause such differences include, but are not limited to:

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

You should review carefully the risks and uncertainties described under the heading “Item 1A. Risk Factors” in this Annual Report on Form 10-K for a discussion of these and other risks that relate to our business and investing in shares of our common stock.  The forward-looking statements contained in this Annual Report on Form 10-K are expressly qualified in their entirety by this cautionary statement. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our headquarters are located in Tel Aviv, Israel where we currently have an 825 square meter facility that employs 34 of our manufacturing personnel and currently has a capacity to manufacture and assemble 3,000 stents per month.  We believe that our current facility is sufficient to meet anticipated future demand by adding additional shifts to our current production schedule.

Item 3. Legal Proceedings.

From time to time, we may be involved in litigation that arises through the normal course of business.  As of the date of this filing, we are not a party to any material litigation nor are we aware of any such threatened or pending litigation, except for the matters described below.

On November 2, 2010, Eric Ben Mayor, a former senior employee of InspireMD Ltd., filed suit in Regional Labor Court in Tel Aviv, claiming illegal termination of employment and various amounts in connection with his termination, including allegations that he is owed salary, payments to pension fund, vacation pay, sick days, severance pay, commission for revenues and other types of funds.  In total, Mr. Mayor is seeking $428,000, additional compensation for holding back wages, and options to purchase 2,029,025 shares of our common stock at an exercise price of $0.001 per share.  We have filed a notice in Regional Labor Court indicating that the parties have rejected a court proposal for mediation and a second preliminary hearing was held on November 3, 2011.   The Company got an extension from court to file motions regarding the disclosure procedure between the parties until March 31, 2012.  No further hearing date has been set.

Other than as set forth above, there are no material proceedings in which any of our directors, officers or affiliates or any registered or beneficial shareholder of more than 5% of our common stock is an adverse party or has a material interest adverse to our interest.

Item 4. Mine Safety Disclosure.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted on the OTC Bulletin Board since April 11, 2011 under the symbol NSPR.OB.  Prior to that date, there was no active market for our common stock.  The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal Year 2011	High	Low
Second Quarter	$2.89	$1.75
Third Quarter	$2.74	$1.80
Fourth Quarter	$2.59	$1.60

The last reported sales price of our common stock on the OTC Bulletin Board on March 12, 2012, was $1.55 per share. As of March 12, 2012, there were approximately 233 holders of record of our common stock.

Dividend Policy

In the past, we have not declared or paid cash dividends on our common stock, and we do not intend to pay any cash dividends on our common stock.  Rather, we intend to retain future earnings, if any, to fund the operation and expansion of our business and for general corporate purposes.

Item 6. Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II—Financial Statements and Supplementary Data.”  The balance sheet data at December 31, 2011, 2010 and 2009 and the statement of operations data for each of the three years ended December 31, 2011, 2010 and 2009 have been derived from the audited Consolidated Financial Statements for such years, included in and “Part II—Financial Statements and Supplementary Data.”  The balance sheet data at December 31, 2008 and 2007, and the statement of operations data for each of the two years ended December 31, 2008 and 2007 have been derived from our books and records.

	Statement of Operations Data
	2011	2010	2009	2008	2007
Revenues	6,004	4,949	3,411	-	-
Cost of Revenues	3,011	2,696	2,291	404	328
Gross Profit (Loss)	2,993	2,253	1,120	(404)	(328)
Gross Margin	50%	46%	33%	0	0
Total Operating Expenses	16,722	5,472	3,837	5,627	5,903
Net Loss	(14,665)	(3,420)	(2,724)	(6,495)	(6,138)
Basic and Diluted loss per common share	(0.24)	(0.07)	(0.06)	(0.14)	(0.14)
Basic and Diluted common shares outstanding	61,439,700	49,234,528	47,658,853	46,364,731	42,647,151

	Balance Sheet Data
	2011	2010	2009	2008	2007
Cash, Cash equivalents and short term deposits	5,094	636	376	1,571	2,717
Restricted Cash	91	250	302	30	34
Working Capital	6,389	(53)	(1,289)	589	2,625
Total Assets	10,465	4,355	4,509	4,448	3,923
Shareholder's Equity	6,754	(914)	(1,339)	134	2,949

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

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

Recent Events

On October 31, 2011, our stockholders authorized our board of directors to amend our amended and restated certificate of incorporation to effect a reverse stock split of our common stock at a ratio of one-for-two to one-for-four, at any time prior to our 2012 annual stockholders’ meeting, the exact ratio of the reverse stock split to be determined by the board.  As of the date of this prospectus, we have not effected the reverse stock split and, as such, the information with respect to our common stock in this prospectus and the accompanying financial statements and related notes does not give effect to any reverse stock split.

On October 4, 2011, InspireMD Ltd., our wholly-owned subsidiary, entered into a clinical trial services agreement with Harvard Clinical Research Institute, Inc., pursuant to which Harvard Clinical Research Institute, Inc. will conduct a study entitled “MGuard Stent System Clinical Trial in Patients with Acute Myocardial Infarction” on our behalf. We will pay Harvard Clinical Research Institute, Inc. an estimated fee of approximately $10 million for conducting the study, subject to adjustment dependent upon changes in the scope and nature of the study, as well as other costs to be determined by the parties.

Critical Accounting Policies

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates using assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Actual results could differ from those estimates.

As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to revenue recognition including provision for returns, legal contingencies and estimation of the fair value of share-based compensation and convertible debt.

Functional currency

The currency of the primary economic environment in which our operations are conducted is the U.S. dollar (“$” or “dollar”).  Accordingly, the functional currency of us and of our subsidiaries is the dollar.

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

Concentration of credit risk and allowance for doubtful accounts

Financial instruments that may potentially subject us to a concentration of credit risk consist of cash, cash equivalents and restricted cash, which are deposited in major financial institutions in the U.S., Israel and Germany, and trade accounts receivable. Our trade accounts receivable are derived from revenues earned from customers from various countries.  We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers.  We also have a credit insurance policy for some of our customers.  We maintain an allowance for doubtful accounts receivable based upon the expected ability to collect the accounts receivable.  We review our allowance for doubtful accounts quarterly by assessing individual accounts receivable and all other balances based on historical collection experience and an economic risk assessment.  If we determine that a specific customer is unable to meet its financial obligations to us, we provide an allowance for credit losses to reduce the receivable to the amount our management reasonably believes will be collected.  To mitigate risks, we deposit cash and cash equivalents with high credit quality financial institutions.  Provisions for doubtful debts are netted against “Accounts receivable-trade.”

Inventory

Inventories include finished goods, work in process and raw materials.  Inventories are stated at the lower of cost (cost is determined on a “first-in, first-out” basis) or market value. Our inventories generally have a limited shelf life and are subject to impairment as they approach their expiration dates. We regularly evaluate the carrying value of our inventories and when, in our opinion, factors indicate that impairment has occurred, we establish a reserve against the inventories’ carrying value. Our determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires us to utilize significant judgment. Although we make every effort to ensure the accuracy of  forecasts of future product demand, any significant unanticipated decreases in demand could have a material impact on the carrying value of our inventories and reported operating results. To date, inventory adjustments have not been material.  With respect to inventory on consignment, see “Revenue recognition” below.

Revenue recognition

Revenue is recognized when delivery has occurred, evidence of an arrangement exists, title and risks and rewards for the products are transferred to the customer, collection is reasonably assured and when product returns can be reliably estimated.  When product returns can be reliably estimated a provision is recorded, based on historical experience, and deducted from revenues. The provision for sales returns and related costs are included in “Accounts payable and accruals - Other” under “current liabilities” and “Inventory on consignment,” respectively.

When returns cannot be reliably estimated, both related revenues and costs are deferred, and presented under "Deferred revenues" and "Inventory on consignment," respectively.

As of December 31, 2011, there is no deferred revenue in the balance sheet since, as of this date, the rate of returns can be reliably estimated.

Our revenue arrangements may contain delivery of free products upon the achievement of sales targets. Each period, we estimate the amount of free products to which these distributors will be entitled based upon the expected achievement of sales targets and defer a portion of revenues accordingly.

We recognize revenue net of value added tax.

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

We elected to recognize compensation expenses for awards with only service conditions that have graded vesting schedules using the accelerated multiple option approach.

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

In addition, certain of our share-based awards are performance based, i.e., the vesting of these awards depends upon achieving certain goals.  We estimate the expected pre-vesting award probability, i.e., the expected likelihood that the performance conditions will be achieved, and only recognize expense for those shares expected to vest.

Uncertain tax and value added tax positions

We follow a two-step approach to recognizing and measuring uncertain tax and value added tax positions.  The first step is to evaluate the tax and value added tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit.  The second step is to measure the tax and value added tax benefit as the largest amount that is more than 50% and 75%, respectively, likely of being realized upon ultimate settlement.  Such liabilities are classified as long-term, unless the liability is expected to be resolved within twelve months from the balance sheet date.  Our policy is to include interest and penalties related to unrecognized tax benefits within financial expenses.

Results of Operations

Twelve months ended December 31, 2011 compared to twelve months ended December 31, 2010

Revenues.  For the twelve months ended December 31, 2011, total revenue increased approximately $1.1 million, or 21.3%, to approximately $6.0 million from approximately $4.9 million during the same period in 2010. The $1.1 million increase was attributable primarily to an increase in volume, as described more fully below. The following is an explanation of the approximately $1.1 million increase in revenue broken down by its main two components, an increase in gross revenues of approximately $2.5 million offset by a net decrease in deferred revenues of approximately $1.4 million.

For the twelve months ended December 31, 2011, total gross revenue increased by approximately $2.5 million, or 77.6%, to approximately $5.7 million from approximately $3.2 million during the same period in 2010.  This increase in total gross revenue was predominantly volume based, with increased volume accounting for approximately $2.3 million, or approximately 72.5%, and price increases accounting for the remaining approximately $0.2 million, or approximately 5.1%.  In general, we focused on opening new markets, such as India, and also increasing sales in existing markets by presenting clinical data at conferences and individual presentations to doctors about the merits of MGuardTM.  With respect to individual markets, this increase in gross revenue is mainly attributable to the first time shipment of approximately $1.2 million to our distributor in India during the twelve months ended December 31, 2011, an increase of approximately $0.4 million of gross revenue from our new distributor in Russia, an increase of approximately $0.4 million of gross revenue from our distributor in Israel, an increase of approximately $0.3 million of gross revenue from our distributor in Brazil, an increase of approximately $0.2 million of gross revenue from our distributor in Spain, an increase of approximately $0.2 million of gross revenue from our distributor in Argentina, an increase of approximately $0.1 million of gross revenue from our distributor in South Africa, an increase of approximately $0.1 million of gross revenue from our new distributor for sales in Ukraine, an increase of approximately $0.1 million of gross revenue from our new distributor in the Netherlands and an increase of approximately $0.1 million of gross revenue from our distributor in Mexico.  This increase was partially offset by a decrease of approximately $0.2 million in gross revenue from our distributor in Germany, a decrease of approximately $0.2 million in gross revenue from our distributor in Pakistan, a decrease of approximately $0.2 million from our distributor in Poland, a decrease of approximately $0.1 million in gross revenue from our distributor in Italy, and a decrease of approximately $0.1 million in gross revenue to our distributor in France, all due to lower sales volume to these suppliers. We also shipped and recognized gross revenue for approximately $0.2 million more from our remaining distributors during the twelve months ended December 31, 2011, as compared to the same period in 2010.

For the twelve months ended December 31, 2011, net deferred revenue recognized decreased by approximately $1.4 million, or 83.8%, to approximately $0.3 million from approximately $1.7 million during the same period in 2010. The key driver of this decrease was a decrease in the volume of revenue deferred to 2011 compared to the volume of revenue deferred to 2010, accounting for approximately $1.3 million, or approximately 74.5%, with the remaining approximately $0.1 million, or 9.3%, being driven by price decreases in the revenue deferred to 2011 compared to the revenue deferred to 2010. Revenue recognition out of deferred income had less of an impact in 2011 as compared to 2010 due to the fact that we deferred mainly shipments in 2008 and 2009 that were recognized in 2010. In 2010, only a small set of customers had a large portion of their revenues deferred until 2011.

For the twelve months ended December 31, 2011, our net deferred revenue recognized consisted of approximately $0.2 million attributable to our distributor in Israel, approximately $0.1 million to our distributor in Brazil, and approximately $0.1 million to our distributor in Poland, offset by approximately $0.1 million deferred for a shipment to our distributor in India. Our distributor in Israel had a contractual right to return all purchases to us within 18 months of the purchase date. Due to our inability to accurately estimate the amount of future returns, all sales to this distributor were deferred until this 18 month return period elapsed.  On May 9, 2011, our distributor in Israel agreed to revoke its previous rights to return purchases, resulting in all future sales being final. The deferred revenue of approximately $0.2 million recognized during the twelve months period ended December 31, 2011 accounted for all previous purchases by the distributor that the distributor no longer had a contractual right to return and were not yet recognized as revenues. Our distributor in Brazil has a contractual right to return all purchases for up to six months from the delivery date. Due to our inability to accurately estimate the amount of future returns by our distributor in Brazil, all sales made to it were also deferred until the six month return period elapsed. The deferred revenue of approximately $0.1 million recognized during the twelve months period ended December 31, 2011 accounted for purchases made in December 2010 that were not returned by the Brazilian distributor and were not yet recognized as revenues. In 2011, it was decided that due to lack of actual returns from the Brazilian distributor, despite the clause in their contract, we will no longer defer revenue pertaining to current shipments.  Our distributor in India made their first purchase in 2011. Because of our inexperience with this distributor, management decided to defer a portion of the shipment until 2012, when it could better determine if a portion of it would be returned.

For the twelve months ended December 31, 2010, net deferred revenue recognized of approximately $1.7 million was comprised mainly of shipments from 2008 and 2009 to our distributor in Poland of approximately $1.3 million, to our distributor in Brazil of approximately $0.4 million. For the twelve months ended December 31, 2010, our distributor in Poland, subject to our sole discretion, had the right to return our products.  Because we were unable to develop estimates for the level of returns, the $1.3 million worth of shipments made to the distributor in Poland that we recorded as deferred revenues was only recognized during the twelve months ended December 31, 2010 as revenues. As noted above, our distributor in Brazil has a contractual right to return all purchases for up to six months from the delivery date. As also noted above, due to our inability to accurately estimate the rate of return by this distributor, all sales made to it were also deferred until the six month return period elapsed. The deferred revenue of approximately $0.4 million recognized during the twelve months period ended December 31, 2010 accounted for purchases made in December 2009 that were not returned and were not yet recognized as revenues.

Gross Profit.  For the twelve months ended December 31, 2011, gross profit (revenue less cost of revenues) increased 32.8%, or approximately $0.7 million, to approximately $3.0 million from approximately $2.3 million during the same period in 2010.  Gross margin increased from 45.5% in the twelve months ended December 31, 2010 to 49.9% in the twelve months ended December 31, 2011.  In addition to an increase in sales, we were able to improve our gross profit because of reduced production cost per stent driven by a reduction in price per unit from our subcontractor and economies of scale. For the twelve months ended December 31, 2011, our average selling price per stent recognized in revenue was $571, and we recognized the sale of 10,523 stents, compared to an average price of $606 per stent and 8,171 stents recognized in revenue for the same period in 2010.  Our cost of goods sold per stent decreased from an average of $330 per stent recognized in revenue for the twelve months ended December 31, 2010 to an average of $286 per stent for the same period in 2011.  The higher price per stent for the twelve months ended December 31, 2010 was affected by the price of stents sold in 2008 and 2009 to one of our European distributors in Euros when the Euro was much stronger than the U.S. dollar, at an average price of $997 when translated to U.S. dollars.

Research and Development Expense.  For the twelve months ended December 31, 2011, research and development expense increased 84.9%, or approximately $1.2 million, to approximately $2.5 million from approximately $1.3 million during the same period in 2010. The increase in cost resulted primarily from higher clinical trial expenses of approximately $1.2 million, attributable mainly to the U.S. Food and Drug Administration clinical trial (approximately $0.9 million) and the MGuard for Acute ST Elevation Reperfusion Trial (MASTER Trial) (approximately $0.3 million), and an increase of approximately $0.3 million in salaries, offset by approximately $0.2 million reduction in miscellaneous expenses and approximately $0.1 million reduction in share based compensation. Research and development expense as a percentage of revenue increased to 41.2% in 2011 from 27.0% in 2010.

Selling and Marketing Expense.  For the twelve months ended December 31, 2011, selling and marketing expense increased 59.6%, or approximately $0.7 million, to approximately $2.0 million from approximately $1.3 million during the same period in 2010.  The increase in selling and marketing expense resulted primarily from approximately $0.3 million of additional salaries and approximately $0.4 million of share based compensation of predominately newly hired sales personnel as we expanded our sales activities worldwide, and approximately $0.1 million of commissions pertaining mainly to our first time shipment of approximately $1.2 million to our distributor in India. This increase was partially offset by a decrease of approximately $0.1 million in advertising expenses. Selling and marketing expense as a percentage of revenue increased to 32.9% in 2011 from 25.0% in 2010.

General and Administrative Expense.  For the twelve months ended December 31, 2011, general and administrative expense increased 323.6%, or approximately $9.4 million, to approximately $12.3 million from $2.9 million during the same period in 2010. The increase resulted primarily from an increase in share based compensation of $7.5 million (which predominately pertains to directors’ compensation), an increase of approximately $0.5 million in salary expenses (due to an increase in employee infrastructure to accommodate and comply with Securities and Exchange Commission standards and reporting), an increase in investor related activities of approximately $0.5 million (due to us having been a publicly reporting company during the twelve months ended December 31, 2011, but not during the same period in 2010), an increase of approximately $0.5 million in litigation expenses (primarily due to a provision for our potential loss related to a threatened lawsuit from a finder claiming a future success fee and commissions for assistance in finding our distributor in Brazil), approximately $0.3 million in legal fees (also related primarily to compliance with Securities and Exchange Commission standards), and approximately $0.2 million in audit fees to accommodate and comply with Securities and Exchange Commission standards and reporting.  This increase was partially offset by a decrease of approximately $0.1 million in miscellaneous expenses. General and administrative expense as a percentage of revenue increased to 204.4% in 2011 from 58.6% in 2010.

Financial Expenses.  For the twelve months ended December 31, 2011, financial expense increased 506.5%, or approximately $0.8 million, to approximately $1.0 million from $0.2 million during the same period in 2010. The increase in expense resulted primarily from a one-time financial expense recording of approximately $0.6 million in the first quarter of 2011 pertaining to the revaluation of an outstanding convertible loan at fair value prior to redemption and approximately $0.2 million for the favorable impact of exchange rate differences for the twelve months ended December 31, 2010 that did not occur during the twelve months ended December 31, 2011. Financial expense as a percentage of revenue increased from 3.1% in 2010 to 15.6% in 2011.

Tax Expenses.  Tax expense remained relatively flat at $2,000 for the twelve months ended December 31, 2011, as compared to $47,000 during the same period in 2010.  Our expenses for income taxes reflect primarily the tax liability due to potential tax exposure.

Net Loss.  Our net loss increased by approximately $11.3 million, or 328.8%, to $14.7 million for the twelve months ended December 31, 2011 from $3.4 million during the same period in 2010. The increase in net loss resulted primarily from an increase in operating expenses of approximately $11.2 million (see above for explanation) and an increase of approximately $0.8 million in financial expenses (see above for explanation). This increase was partially offset by an increase in gross profit of approximately $0.7 million (see above for explanation).

Twelve months ended December 31, 2010 compared to twelve months ended December 31, 2009

Revenues.  For the twelve months ended December 31, 2010, total revenue increased approximately $1.5 million, or 45.1%, to approximately $4.9 million from approximately $3.4 million in 2009. The $1.5 million increase in revenue was primarily attributable to an increase in the amount of net deferred revenues recognized during 2010.

For a description of the revenue deferred to 2010, see “Twelve months ended December 31, 2011 compared to twelve months ended December 31, 2010” above.

For the twelve months ended December 31, 2009, net deferred revenue of approximately $0.1 million was comprised mainly of shipments made in 2009 but deferred and recognized in 2010 to our distributor in Brazil in the amount of approximately $0.4 million, to our distributor in Poland in the amount of $0.2 million and to our distributor in Israel in the amount of $0.2 million, offset by shipments made in 2008 but deferred and recognized in revenue in 2009 from our distributor in Italy in the amount of $0.5 million, and from our distributor in Cyprus in the amount of $0.2 million.  See “Twelve months ended December 31, 2011 compared to twelve months ended December 31, 2010” above for the reasons why such revenue was deferred and/or recognized for each of the distributors listed above.

Total gross revenue for the twelve months ended December 31, 2010 remained relatively flat in comparison to the twelve months ended December 31, 2009, increasing by approximately $46,000.  This increase was predominantly volume based, with increased volume accounting for approximately $263,000, offset by price decreases in the amount of $217,000.  The increase in volume was evenly distributed among our distributors.  The decrease in prices were due to our penetration of newly opened markets, namely Brazil, Slovakia and Cypress, in 2010, which required reduced prices as compared to 2009.

Gross Profit.  For the twelve months ended December 31, 2010, gross profit (revenue less cost of revenues) increased 101.2%, or approximately $1.1 million, to approximately $2.2 million from approximately $1.1 million during the same period in 2010. Our gross margin percentage for the twelve months ended December 31, 2010 increased to 45.5% of revenues, compared to 32.8% during the same period in 2009. In addition to an increase in sales, we were able to improve our gross profit because of reduced production cost per stent driven by reduction in price per unit from our subcontractor and economies of scale. For the twelve months ended December 31, 2010, our average selling price per stent recognized in revenue was $606, and we recognized the sale of 8,171 stents, compared to an average price of $577 per stent and 5,910 stents recognized in revenue for the same period in 2009.  Our cost of goods sold per stent decreased from an average of $380 per stent recognized in revenue for the twelve months ended December 31, 2009 to an average of $330 per stent for the same period in 2010.  The higher price per stent for the twelve months ended December 31, 2010 was affected by the price of stents sold in 2008 and 2009 to one of our Europeans distributors in Euros when the Euro was much stronger than the U.S. dollar, at an average price of $997 when translated to U.S. dollars.

Research and Development Expense.  For the twelve months ended December 31, 2010, research and development expense remained relatively flat at approximately $1.3 million as compared to the same period in 2009. Research and development expense as a percentage of revenue decreased to 27.0% in 2010 from 39.0% in 2009.

Selling and Marketing Expense.  For the twelve months ended December 31, 2010, selling and marketing expense increased approximately $0.2 million, or 18.8%, to approximately $1.2 million from approximately $1.0 million during the same period in 2009. The increase in cost resulted primarily from an increase of approximately $0.2 million in advertising expenses. Selling and marketing expense as a percentage of revenue decreased to 25.0% in 2010 from 30.5% in 2009.

General and Administrative Expense.  For the twelve months ended December 31, 2010, general and administrative expense increased approximately $1.4 million, or 97.5% to approximately $2.9 million from approximately $1.5 million during the same period in 2009. The increase resulted primarily from an increase in share based compensation of approximately $0.7 million (of which approximately $0.5 million related to employees and $0.2 million related to directors), an increase of approximately $0.2 million in audit fees (as we prepared for the transition from Israel GAAP to U.S. GAAP), an increase of $0.1 million in salary expenses, and an increase of approximately $0.4 million in other expenses (due to our overall expansion). General and administrative expense as a percentage of revenue increased to 58.6% in 2010 from 43.0% in 2009.

Financial Expenses (Income). For the twelve months ended December 31, 2010, financial expense increased to approximately $0.2 million from income of $4,000 for the same period in 2009. The increase in expense resulted primarily from a one time financial income recording of $0.3 million in 2009 pertaining to the cancellation of the conversion feature of a convertible loan that was repaid in the same year. Financial expense as a percentage of revenue increased to 3.1% in 2010, compared to financial income as a percent of revenue of 1.2% in 2009.

Tax Expenses.  Tax expense remained flat at $47,000 for the twelve months ended December 31, 2010 and 2009. Our expenses for income taxes reflect primarily the tax liability due to potential tax exposure.

Net Loss.  Our net loss increased by approximately $0.7 million, or 25.6%, to approximately $3.4 million in 2010 from approximately $2.7 million during the same period in 2009. The increase in net loss resulted primarily from an increase in operating expenses of approximately $1.6 million (see above for explanation) and an increase of approximately $0.2 million in financial expenses (see above for explanation).  This increase was partially offset by an increase in gross profit of approximately $1.1 million (see above for explanation).

Liquidity and Capital Resources

Twelve months ended December 31, 2011 compared to twelve months ended December 31, 2010

General.  At December 31, 2011, we had cash and cash equivalents of approximately $5.1 million, as compared to $0.6 million at December 31, 2010. The increase is attributable primarily to the private placement conducted in conjunction with the share exchange transactions on March 31, 2011 and other private equity issuances prior to and after the share exchange transactions. We have historically met our cash needs through a combination of issuance of new shares, borrowing activities and sales. Our cash requirements are generally for product development, clinical trials, marketing and sales activities, finance and administrative cost, capital expenditures and general working capital.

Cash used in our operating activities was approximately $6.0 million for the twelve months ended December 31, 2011, and approximately $2.7 million for the same period in 2010.  The principal reasons for the usage of cash in our operating activities for the twelve months ended December 31, 2011 included a net loss of approximately $14.7 million and a decrease in working capital of approximately $2.0 million, offset by approximately $9.6 million in non-cash share based compensation, an approximately $0.9 million in non-cash financial expenses related to the revaluation of a convertible loan and approximately $0.2 million of all other.

Cash provided by our investing activities was approximately $13,000 during the twelve months ended December 31, 2011, compared to approximately $46,000 of cash used by investing activities during the same period in 2010.  The principal reason for the decrease in cash flow from investing activities during 2011 was a decrease in restricted cash of approximately $160,000 offset by the purchase of approximately $140,000 of new manufacturing equipment.

Cash flow generated from financing activities was approximately $10.7 million for the twelve months ended December 31, 2011, and $3.0 million for the same period in 2010.  The principal reason for the increase in cash flow from financing activities during 2011 was the private placement conducted in conjunction with the share exchange transactions on March 31, 2011 and other private equity issuances and exercise of options prior to and after the share exchange transactions in the aggregate amount of approximately $12.1 million, offset by the repayment of the non-converted portion of a convertible loan in the amount of approximately $1.0 million and the partial repayment of a long-term loan in the amount of approximately $0.4 million.

As of December 31, 2011, our current assets exceeded current liabilities by a multiple of 2.8. Current assets increased approximately $5.9 million during 2011, mainly due to cash raised from the private placements in 2011, while current liabilities decreased approximately $0.5 million during the same period. As a result, our working capital surplus increased by approximately $6.4 million to approximately $6.3 million during the twelve months ended December 31, 2011.

Credit Facilities.  As of December 31, 2011, we had a long term loan in the amount of approximately $0.1 million bearing interest at the three month U.S. Dollar LIBOR rate plus 4% per annum. The loan is payable in eight quarterly installments during a period of three years that began in April 2010 and ends in January 2012.  According to the loan agreement, in case of an “exit transaction,” we will be required to pay to the bank an additional $0.25 million if the sum received in a “liquidity event” or the value of the company in an “IPO” is higher than $100 million.

Convertible Loans.  Prior to December 31, 2011, we had a convertible loan with an aggregate principal amount outstanding of approximately $1.58 million that bore 8% interest.  Following the share exchange transactions on March 31, 2011, $580,000 plus accrued interest converted into shares of our common stock.  The remaining principle in the amount of $1.0 million was repaid on May 15, 2011.

Sales of Stock.  For the twelve months ended December 31, 2011, we issued an aggregate of 12,315,145 shares of common stock and warrants to purchase 6,709,073 shares of common stock for gross proceeds of approximately $13.7 million and corresponding net proceeds of approximately $12.1 million.

Twelve months ended December 31, 2010 compared to twelve months ended December 31, 2009

General.  At December 31, 2010, we had cash and cash equivalents of approximately $0.6 million, as compared to $0.4 million at December 31, 2009.

Cash used in our operating activities was approximately $2.7 million for the twelve months ended December 31, 2010, and approximately $1.5 million for the same period in 2009.  The principal reasons for the increase in cash used in operations in 2010 included a net loss of approximately $3.4 million, a decrease of approximately $1.6 million in deferred revenues offset by approximately $1.6 million of non cash share based compensation expense, an increase of approximately $0.4 million in other working capital and $0.3 million of other non cash adjustments.

Cash used in investing activities was approximately $46 thousand for the twelve months ended December 31 2010 and approximately $0.3 million for the same period in 2009. The principal reasons for the decrease in cash flow from investing activities included approximately $81 thousand for plant and equipment purchases offset by a decrease of approximately $52 thousand in restricted cash.

Cash flow generated from financing activities was approximately $3.0 million for the twelve months ended December 31, 2010, and approximately $0.7 million for the same period in 2009. The principal reasons for the increase in cash flow from financing activities during 2010 were the issuance of approximately $1.8 million in new shares and the issuance of a convertible loan of approximately $1.5 million, offset by the repayment of a long term loan in the amount of approximately $0.3 million.

As of December 31, 2010, current assets were approximately equal with our current liabilities. Current assets decreased approximately $0.2 million during the twelve months ended December 31, 2010 while current liabilities decreased by approximately $1.5 million during the same period. As a result, our working capital deficiency decreased by approximately $1.2 million to approximately $53,000 during the twelve months ended December 31, 2010.

We believe that funds available at December 31, 2011, together with our anticipated revenues, will fund our operations until at least May or June 2013. Thereafter, or before then to expand the breadth of our present business, we will need to raise further capital, through the sale of additional equity securities or otherwise. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our MGuardTM products, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product offerings. However, we may be unable to raise sufficient additional capital when we need it or raise capital on favorable terms. The terms of any securities issued by us in future financings may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect on the holders of any of our securities then outstanding.  If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly, possibly postpone or halt our U.S. Food and Drug Administration clinical trial or obtain funds by entering into financing agreements on unattractive terms.

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and require companies to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. Additionally, the amendments eliminate the residual method for allocating arrangement considerations. We do not expect the standard to have material effect on its consolidated financial statements.

In January 2010, the Financial Accounting Standards Board updated the “Fair Value Measurements Disclosures”. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value, and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. This update will become effective as of the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. The adoption of the new guidance did not have a material impact on our consolidated financial statements.

In May 2011, the Financial Accounting Standards Board issued amended guidance and disclosure requirements for fair value measurements.  These changes will be effective January 1, 2012 on a prospective basis. Early application is not permitted.  These amendments are not expected to have a material impact to the consolidated financial results.

Factors That May Affect Future Operations

We believe that our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including the cyclical nature of the ordering patterns of our distributors, timing of regulatory approvals, the implementation of various phases of our clinical trials and manufacturing efficiencies due to the learning curve of utilizing new materials and equipment. Our operating results could also be impacted by a weakening of the Euro and strengthening of the New Israeli Shekel, or NIS, both against the U.S. dollar. Lastly, other economic conditions we cannot foresee may affect customer demand, such as individual country reimbursement policies pertaining to our products.

Tabular Disclosure of Contractual Obligations

The following table summarizes our outstanding contractual obligations as of December 31, 2011:

	Payments due by period (amounts in thousands)
Contractual Obligations	Total	Less than	1 – 3 years	3 – 5 years	More than
		1 year			5 years

Long-term loan (1)	$94	$94	$0	$0	$0
Operating lease obligations (2)	858	304	554	0	0
Accounts Payable	1,670	1,670	0	0	0
Total	$2,622	$2,068	$554	$0	$0

(1)
Our long-term loan obligations as of December 31, 2011 consisted of a loan with Mizrahi Tefahot Bank. According to our agreement with Mizrahi Tefahot Bank, we received a loan amounting to $750,000, bearing annual interest (quarterly paid) equal to LIBOR + 4%. The loan is payable in eight quarterly installments during a period of 3 years beginning April 2010. As of December 31, 2011, the remaining balance outstanding of this loan was $94,000.

(2)	Our operating lease obligations consist of the lease for our offices and manufacturing facilities in Tel Aviv, Israel and the leases for the majority of our company cars.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates.

Interest Rate Exposure

Our exposure to market risk relates primarily to short-term investments, including funds classified as cash equivalents.  As of December 31, 2011, all excess funds were invested in time deposits and other highly liquid investments, therefore our interest rate exposure is not considered to be material.

Foreign Currency Exchange Rate Exposure

Our foreign currency exchange rate exposure continues to evolve as we grow internationally. Our exposure to foreign currency transaction gains and losses is the result of certain revenues and expenses being denominated in currencies other than the U.S. dollar, primarily the Euro and the New Israeli Shekel. We do not currently engage in hedging or similar transactions to reduce these risks. Fluctuations in currency exchange rates could impact our results of operations, financial position, and cash flows.

Item 8. Financial Statements and Supplementary Data.

The following financial statements are included as part of this Report (See Item 15):

Report of Kesselman & Kesselman, Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009
Consolidated Statements of Changes in Equity (Capital Deficiency) for the Years Ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2011, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective at the reasonable assurance level as of December 31, 2011.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate over time.

Management, including our CEO and our CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011.

Kesselman & Kesselman, Certified Public Accountants, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our executive officers and the members of our board of directors.

Name	Age	Position
Ofir Paz	46	Chief Executive Officer and Director
Asher Holzer, Ph.D.	62	President and Director
Craig Shore	50	Chief Financial Officer, Secretary and Treasurer
Eli Bar	47	Senior Vice President of Research and Development and Chief Technical Officer of InspireMD Ltd.
Sara Paz	48	Vice President of Sales of InspireMD Ltd.
Sol J. Barer, Ph.D.	64	Chairman of the Board of Directors
James Barry, Ph.D.	52	Director
Paul Stuka	56	Director
Eyal Weinstein	57	Director

Our directors hold office until the earlier of their death, resignation or removal by stockholders or until their successors have been qualified. Our directors are divided into three classes.  Sol J. Barer and Paul Stuka are our class 1 directors, with their terms of office to expire at our 2012 annual meeting of stockholders.  Asher Holzer and Eyal Weinstein are our class 2 directors, with their terms of office to expire at our 2013 annual meeting of stockholders.  Ofir Paz and James Barry are our class 3 directors, with their terms of office to expire at our 2014 annual meeting of stockholders.  At each annual meeting of stockholders, commencing with the 2012 annual meeting, directors elected to succeed those directors whose terms expire shall be elected for a term of office to expire at the third succeeding annual meeting of stockholders after their election, with each director to hold office until his or her successor shall have been duly elected and qualified.

Our officers are elected annually by, and serve at the pleasure of, our board of directors.

Executive Officers and Directors

Ofir Paz has served as our chief executive officer and a director since March 31, 2011. In addition, Mr. Paz has served as the chief executive officer and a director of InspireMD Ltd. since May 2005. From April 2000 through July 2002, Mr. Paz headed the Microsoft TV Platform Group in Israel. In this capacity, Mr. Paz managed the overall activities of Microsoft TV Access Channel Server, a server-based solution for delivering interactive services and Microsoft Windows-based content to digital cable set-top boxes.  Mr. Paz joined Microsoft in April 2000 when it acquired Peach Networks, which he founded and served as its chief executive officer. Mr. Paz was responsible for designing Peach Networks’ original system architecture, taking it from product design to a viable product, and then managing and leading the company up to and after its acquisition, which was valued at approximately $100 million at the time of such acquisition. Mr. Paz currently serves on the board of directors of A. S. Paz Investment and Management Ltd., S.P. Market Windows Israel Ltd. and Peach Networks Ltd.  Mr. Paz received a B.Sc. in Electrical Engineering, graduating cum laude, and a M.Sc. from Tel Aviv University. Mr. Paz’s qualifications to serve on the board include his prior experience in successfully establishing and leading technology companies in Israel.  In addition, as chief executive officer, Mr. Paz’s position on the board ensures a unity of vision between the broader goals our company and our day-to-day operations.

Asher Holzer, PhD, has served as our president since March 31, 2011 and previously also served as our chairman from March 31, 2011 until November 16, 2011. In addition, Dr. Holzer has served as the president and chairman of the board of InspireMD Ltd. since April 2007. Previously, Dr. Holzer founded Adar Medical Ltd., an investment firm specializing in medical device startups, and served as its chief executive officer from 2002 through 2004. Dr. Holzer currently serves on the board of directors of Adar Medical Ltd., O.S.H.-IL The Israeli Society of Occupational Safety and Health Ltd., Ultra-Cure Ltd., GR-Ed Investment and Enterprise Ltd., Vasculogix Ltd., Theracoat Ltd., Cuber Stent Ltd., 2to3D Ltd., and S.P. Market Windows Cyprus.  Dr. Holzer earned his PhD in Applied Physics from the Hebrew University.  Dr. Holzer is also an inventor and holder of numerous patents.  Dr. Holzer brings to the board his more than 25 years of experience in advanced medical devices, as well as expertise covering a wide range of activities, including product development, clinical studies, regulatory affairs, market introduction and the financial aspects of the stent business.

Craig Shore has served as our chief financial officer, secretary and treasurer since March 31, 2011. In addition, since November 10, 2010, Mr. Shore has served as InspireMD Ltd.’s vice president of business development. From February 2008 through June 2009, Mr. Shore served as chief financial officer of World Group Capital Ltd. and Nepco Star Ltd., both publicly traded companies on the Tel Aviv Stock Exchange, based in Tel Aviv, Israel. From March 2006 until February 2008, Mr. Shore served as the chief financial officer of Cellnets Solutions Ltd., a provider of advanced cellular public telephony solutions for low to middle income populations of developing countries based in Azur, Israel. Mr. Shore has over 25 years of experience in financial management in the U.S., Europe and Israel. His experience includes raising capital both in the private and public markets. Mr. Shore graduated with honors and received a B.Sc. in Finance from Pennsylvania State University and an M.B.A. from George Washington University.

Eli Bar has served as InspireMD Ltd.’s senior vice president of research and development and chief technical officer since February 2011.  Prior to that, he served as InspireMD Ltd.’s vice president of research and development since October 2006 and engineering manager since June 2005.  Mr. Bar has over 15 years experience in medical device product development. Mr. Bar has vast experience building a complete research and development structure, managing teams from the idea stage to an advanced marketable product. He has been involved with many medical device projects over the years and has developed a synthetic vascular graft for femoral and coronary artery replacement, a covered stent and a fully implantable Ventricular Assist Device. Mr. Bar has more than nine filed device and method patents and he has initiated two medical device projects. Mr. Bar is also a director of Blue Surgical Ltd., a medical device company based in Israel. Mr. Bar graduated from New Haven University in Connecticut with a B.Sc. in Mechanical Engineering.

Sara Paz has served as InspireMD Ltd.’s vice president of sales since September 2010 and was previously, commencing in May 2008, a sales and marketing consultant to InspireMD Ltd. Before joining InspireMD Ltd. in 2008, Ms. Paz had owned and operated an alternative medicine clinic in Israel since 1995.

Sol J. Barer, Ph.D., has served as a director since July 11, 2011 and has served as our chairman since November 16, 2011. Dr. Barer has over 30 years of experience with publicly traded biotechnology companies. In 1980, when Dr. Barer was with Celanese Research Company, he formed the biotechnology group that was subsequently spun out to form Celgene Corporation. Dr. Barer spent 18 years leading Celgene Corporation as president, chief operating officer and chief executive officer, culminating with his tenure as Celgene Corporation’s executive chairman and chairman beginning in May 2006 until his retirement in June 2011. Dr. Barer is also a director of Amicus Therapeutics, Inc. and Aegerion Pharmaceuticals, Inc. and serves as a senior advisor to a number of other biotechnology companies. Dr. Barer received a Ph.D. in organic chemistry from Rutgers University.  Dr. Barer brings to the board significant scientific and executive leadership experience in the U.S. biotechnology industry and prior service on the board of directors of other publicly-held biopharmaceutical companies, as well as a unique perspective on the best methods of growth for a biotechnology company.

James Barry, Ph.D. has served as a director since January 30, 2012.  Dr. Barry has served as executive vice president and chief operating officer at Arsenal Medical Inc., a medical device company focused on local therapy, since September 2011.  Dr. Barry also heads his own consulting firm, Convergent Biomedical Group LLC, advising medtech companies on product development, strategy, regulatory challenges and fund raising.  Until June 2010, he was senior vice president, corporate technology development at Boston Scientific Corporation, where he was in charge of the corporate research and development and pre-clinical sciences functions. Dr. Barry joined Boston Scientific in 1992 and oversaw its efforts in the identification and development of drug, device and biological systems for applications with implantable and catheter-based delivery systems. He currently serves on a number of advisory boards including the College of Biomedical Engineering at Yale University, the College of Sciences at University of Massachusetts-Lowell, and the Massachusetts Life Science Center. Dr. Barry received his Ph.D. in Biochemistry from the University of Massachusetts-Lowell and holds a B.A. degree in Chemistry from Saint Anselm College.  Dr. Barry brings to the board over 20 years of experience in leadership roles in the medical device industry and significant medical technology experience, in particular with respect to interventional cardiology products.

Paul Stuka has served as a director since August 8, 2011.  Mr. Stuka has served as the managing member of Osiris Partners, LLC since 2000.  Prior to forming Osiris Partners, LLC, Mr. Stuka, with 30 years experience in the investment industry, was a managing director of Longwood Partners, managing small cap institutional accounts.  In 1995, Mr. Stuka joined State Street Research and Management as manager of its Market Neutral and Mid Cap Growth Funds. From 1986 to 1994, Mr. Stuka served as the general partner of Stuka Associates, where he managed a U.S.-based investment partnership. Mr. Stuka began his career in 1980 as an analyst at Fidelity Management and Research. As an analyst, Mr. Stuka followed a wide array of industries including healthcare, energy, transportation, and lodging and gaming. Early in his career he became the assistant portfolio manager for three Fidelity Funds, including the Select Healthcare Fund which was recognized as the top performing fund in the U.S. for the five-year period ending December 31, 1985. Mr. Stuka’s qualifications to serve on the board include his significant strategic and business insight from his years of experience investing in the healthcare industry.

Eyal Weinstein has served as a director since August 8, 2011.  Mr. Weinstein is the chief executive officer of LEOREX Ltd., a company developing and marketing Dermo Cosmetic products. From 2001 to 2007, Mr. Weinstein worked as manager-partner of C.I.G., an economic and accounting consultancy, consulting for leading Israeli banks, including Leumi Bank, Hapoalim Bank, Discount Bank and Bank Hamizrachi. From 2000 to 2001, he was manager-partner of Exseed, a venture capital fund that invested in early-stage companies. Beginning in 1996, Mr. Weinstein was a partner and founder in the establishment of three high-tech companies that were ultimately sold, two to Microsoft Corporation. Mr. Weinstein brings to the board his considerable management and business experience as an executive of several companies and investment funds in Israel.

Family Relationships

Ofir Paz and Sara Paz are husband and wife.

Agreements with Executive Officers

Ofir Paz

On April 1, 2005, InspireMD Ltd. entered into an employment agreement with Ofir Paz to serve as InspireMD Ltd.’s chief executive officer. Such employment agreement was subsequently amended on October 1, 2008 and March 28, 2011. Pursuant to this employment agreement, as amended, Mr. Paz was entitled to a monthly gross salary of $15,367. Mr. Paz was also entitled to certain social and fringe benefits as set forth in the employment agreement, which totaled 25% of his gross salary, as well as a company car. Mr. Paz was also entitled to a minimum bonus equivalent to three monthly gross salary payments based on achievement of objectives and board of directors approval. Mr. Paz was eligible to receive stock options pursuant to this agreement following its six month anniversary, subject to board approval. If Mr. Paz’s employment was terminated with or without cause, he was entitled to at least six months’ prior notice and would have been paid his salary and all social and fringe benefits in full during such notice period.

On April 1, 2011, in order to obtain more favorable tax treatment in Israel, the employment agreement with Mr. Paz was terminated and InspireMD Ltd. entered into a consultancy agreement with A.S. Paz Management and Investment Ltd., an entity wholly-owned by Mr. Paz, through which Mr. Paz was retained to serve as InspireMD Ltd.’s chief executive officer. Pursuant to this consultancy agreement, Mr. Paz was entitled to a monthly consultancy fee of $21,563. Mr. Paz was also entitled to a minimum bonus equivalent to three monthly gross salary payments based on achievement of objectives and board of directors approval. If Mr. Paz’s employment was terminated without cause, he was entitled to at least six months’ prior notice and would have been paid his consultancy fee during such notice period.

At the request of the compensation committee, Mr. Paz agreed, effective as of December 1, 2011, to terminate his consultancy agreement, be compensated as an employee and enter into a new employment agreement on substantially the same terms as the consultancy agreement.  Since December 1, 2011, Mr. Paz has been an employees of ours and has received the same level of compensation (i.e., base salary and benefits) as under his consultancy agreement.  We are in the process of finalizing his employment agreement, but we expect that its terms will be substantially the same as those of the consultancy agreement.

For a description of certain severance and pension payments to which Mr. Paz was and will be entitled under his agreements, see “Item 11. Executive Compensation—Potential Payments Upon Termination or Change of Control.”

Asher Holzer

On April 1, 2005, InspireMD Ltd. entered into an employment agreement with Dr. Asher Holzer to serve as InspireMD Ltd.’s president. Such employment agreement was subsequently amended on March 28, 2011. Pursuant to this employment agreement, as amended, Dr. Holzer was entitled to a monthly gross salary of $15,367. Dr. Holzer was also entitled to certain social and fringe benefits as set forth in the employment agreement, which totaled 25% of his gross salary, as well as a company car. Dr. Holzer was also entitled to a minimum bonus equivalent to three monthly gross salary payments based on achievement of objectives and board of directors approval. Dr. Holzer was eligible to receive stock options pursuant to this agreement following its six month anniversary, subject to board approval. If Dr. Holzer’s employment was terminated with or without cause, he was entitled to at least six months’ prior notice and would have been paid his salary and all social and fringe benefits in full during such notice period.

On April 29, 2011, effective April 1, 2011, in order to obtain more favorable tax treatment in Israel, the employment agreement with Dr. Holzer was terminated and InspireMD Ltd. entered into a consultancy agreement with The Israeli Society Ltd., an entity wholly-owned by Dr. Holzer, through which Dr. Holzer was retained to serve as InspireMD Ltd.’s president. Pursuant to this consultancy agreement, Dr. Holzer was entitled to a monthly consultancy fee of $21,563. Dr. Holzer was also entitled to a minimum bonus equivalent to three monthly gross salary payments based on achievement of objectives and board of directors approval. If Dr. Holzer’s employment was terminated without cause, he was entitled to at least six months’ prior notice and would have been paid his consultancy fee during such notice period.

At the request of the compensation committee, Dr. Holzer agreed, effective as of December 1, 2011, to terminate his consultancy agreement, be compensated as an employee and enter into a new employment agreement on substantially the same terms as the consultancy agreement.  Since December 1, 2011, Dr. Holzer has been an employees of ours and has received the same level of compensation (i.e., base salary and benefits) as under his consultancy agreement.  We are in the process of finalizing his employment agreement, but we expect that its terms will be substantially the same as those of the consultancy agreement.

For a description of certain severance and pension payments to which Dr. Holzer was and will be entitled under his agreements, see “Item 11. Executive Compensation—Potential Payments Upon Termination or Change of Control.”

Craig Shore

On November 28, 2010, InspireMD Ltd. entered into an employment agreement with Craig Shore to serve as InspireMD Ltd.’s vice president of business development.  Pursuant to the employment agreement, Mr. Shore was entitled to a monthly gross salary of $8,750, which amount increased to $10,200 upon consummation of our share exchange transactions on March 31, 2011 and which further increased to $10,620 as of July 1, 2011.  Mr. Shore is also entitled to certain social and fringe benefits as set forth in the employment agreement.  Mr. Shore is also entitled to, and received, a grant of options to purchase 45,000 restricted ordinary shares of InspireMD Ltd. which were converted into options to purchase 365,223 shares of our common stock following the consummation of our share exchange transactions on March 31, 2011; such options shall fully vest if Mr. Shore’s employment is terminated in connection with a change of control.  If Mr. Shore’s employment is terminated without cause, Mr. Shore shall be entitled to at least 30 days’ prior notice and shall be paid his salary in full and all social and fringe benefits during such notice period.  If a major change of control of InspireMD Ltd. occurs, Mr. Shore will be entitled to at least 180 days’ prior written notice and shall be paid his salary in full and all social and fringe benefits during such notice period.  If Mr. Shore is terminated for cause, he is not entitled to any notice.

For a description of certain severance and pension payments to which Mr. Shore is entitled under his employment agreement, see “Item 11. Executive Compensation—Potential Payments Upon Termination or Change of Control.”

Eli Bar

On June 26, 2005, InspireMD Ltd. entered into an employment agreement with Eli Bar to serve as InspireMD Ltd.’s engineering manager.  Pursuant to this employment agreement, Mr. Bar is entitled to a monthly gross salary of $8,750, which amount increased to $10,620 as of July 1, 2011.  Mr. Bar is also entitled to certain social and fringe benefits as set forth in the employment agreement including a company car.  If Mr. Bar’s employment is terminated without cause, he is entitled to at least 60 days’ prior notice and shall be paid his salary in full and all social and fringe benefits during such notice period.

For a description of certain severance and pension payments to which Mr. Bar is entitled under his employment agreement, see “Item 11. Executive Compensation—Potential Payments Upon Termination or Change of Control.”

Sara Paz

On May 6, 2008, InspireMD Ltd. entered into a consultancy agreement for marketing services with Sara Paz, the wife of Ofir Paz, our chief executive officer.  Pursuant to this consultancy agreement, Ms. Paz was paid by InspireMD Ltd. a fixed hourly fee of $45 (154 New Israeli Shekels) in Israel and a fixed daily fee of $400 abroad with respect to her services.  Under this consultancy agreement, either party was able to terminate the agreement, in whole or in part, without cause by submitting written notice of such termination to the other party at least 14 days prior to such termination.

On September 1, 2011, effective April 1, 2011, our consultancy agreement was terminated and InspireMD Ltd. and Sara Paz Management and Marketing Ltd., an entity wholly-owned by Ms. Paz, entered into a new consultancy agreement pursuant to which Ms. Paz was retained to serve as InspireMD Ltd.’s vice president of sales.  Pursuant to this consultancy agreement, Ms. Paz was entitled to a monthly consultancy fee of $12,500 (42,684 New Israeli Shekels) from April 1, 2011 through June 30, 2011 and is entitled to a monthly consultancy fee of $15,500 (52,927 New Israeli Shekels) thereafter.  This new consultancy agreement has no termination date, but may be terminated without cause by InspireMD Ltd. upon 30 days notice to Sara Paz Management and Marketing Ltd. and may be terminated with cause by the InspireMD Ltd. immediately, upon the occurrence of certain events, such as a breach by Ms. Paz of fiduciary duties owed to InspireMD Ltd.

For a description of certain severance and pension payments to which Ms. Paz is entitled under her consultancy agreement, see “Item 11. Executive Compensation—Potential Payments Upon Termination or Change of Control.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. Directors, officers and persons who own more than ten percent of our common stock are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us, during the year ended December 31, 2011, each of our directors, officers and greater than ten percent stockholders complied with all Section 16(a) filing requirements applicable to our directors, officers and greater than ten percent stockholders, except that each of Mr. Paz and Dr. Holzer reported one transaction on a late Form 4, Mr. Shore did not report his ownership of options and warrants on his initial Form 3 filing, although such Form was amended to include such ownership, Mr. Weinstein filed one late Form 3 reporting no beneficial ownership of our securities and reported one transaction on a late Form 4 and Mr. Stuka filed one late Form 3 reporting beneficial ownership of shares of our common stock and warrants and reported one transaction on a late Form 4.

Board Committees

Our board of directors has established an audit committee, a nominating and corporate governance committee and a compensation committee, each of which has the composition and responsibilities described below.

Audit Committee. Our audit committee is currently comprised of Messrs. Stuka and Weinstein and Dr. Barer, each of whom our board has determined to be financially literate and qualify as an independent director under Section 5605(a)(2) of the rules of the Nasdaq Stock Market. Mr. Stuka is the chairman of our audit committee and qualifies as a financial expert, as defined in Item 407(d)(5)(ii) of Regulation S-K. The audit committee’s duties are to recommend to our board of directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls.

Nominating and Corporate Governance Committee.  Our compensation committee is currently comprised of Messrs. Stuka and Weinstein and Dr. Barer, each of whom qualify as an independent director under Section 5605(a)(2) of the rules of the Nasdaq Stock Market.  Mr. Stuka is the chairman of our nominating and corporate governance committee.  The nominating and corporate governance committee identifies and recommends to our board of directors individuals qualified to be director nominees. In addition, the nominating and corporate governance committee recommends to our board of directors the members and chairman of each board committee who will periodically review and assess our code of business conduct and ethics and our corporate governance guidelines.  The nominating and corporate governance committee also makes recommendations for changes to our code of business conduct and ethics and our corporate governance guidelines to our board of directors, reviews any other matters related to our corporate governance and oversees the evaluation of our board of directors and our management.

The nominating and corporate governance committee will consider all proposed nominees for the board of directors, including those put forward by stockholders. Stockholder nominations should be in writing, addressed to the nominating and corporate governance committee in care of the secretary at InspireMD, Inc., 3 Menorat Hamaor St., Tel Aviv, Israel, 67448, in accordance with the provisions of our Amended and Restated Bylaws.

Compensation Committee. Our compensation committee is currently comprised of Messrs. Stuka and Weinstein and Dr. Barer. Mr. Weinstein is the chairman of our compensation committee. The compensation committee reviews and approves our salary and benefits policies, including compensation of executive officers. The compensation committee also administers our stock option plans and recommends and approves grants of stock options under such plans.

Code of Ethics

We intend to adopt a code of ethics that applies to our officers, directors and employees, including our principal executive officer and principal accounting officer, but have not done so to date due to our relatively small size. We intend to adopt a written code of ethics in the near future.  Once adopted, the full text of our code of ethics will be published on our website at www.inspire-md.com. We intend to disclose future amendments to certain provisions of the code of ethics, or waivers of such provisions granted to executive officers and directors, on this website within five business days following the date of such amendment or waiver.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

The Compensation Discussion and Analysis discusses the principles underlying our executive compensation policies and decisions for our named executive officers. It provides qualitative information regarding the manner in which compensation is earned by our named executive officers and places in context the data presented in the tables that follow. In addition, we address the compensation paid or awarded during 2011 to our named executive officers: Ofir Paz, our chief executive officer (principal executive officer), Craig Shore, our chief financial officer, secretary and treasurer (principal financial and accounting officer), Asher Holzer, Ph.D., our president, Eli Bar, the senior vice president of research and development and chief technical officer of InspireMD Ltd., and Sara Paz, the vice president of sales of InspireMD Ltd.

We formed a compensation committee on September 21, 2011.  Prior to that date, all compensation decisions for Mr. Paz and Dr. Holzer were made by our board of directors.  Mr. Paz was responsible for the executive compensation packages of Messrs. Shore and Bar and Ms. Paz.  Because of the potential conflict of interest, Dr. Holzer and Mr. Shore also reviewed and approved Mr. Paz’s decision with respect to Ms. Paz’s compensation before it was implemented.  The current compensation packages of Mr. Paz and Dr. Holzer were determined before our share exchange transactions on March 31, 2011, when InspireMD Ltd. was a private Israeli company.  In accordance with Israeli law, their compensation was submitted to and approved by the stockholders of InspireMD Ltd. on February 28, 2011.  Our board of directors also reviewed and approved Mr. Shore’s compensation package after the share exchange transactions.

Going forward, the compensation committee of our board of directors will review at least annually and determine the executive compensation packages for Mr. Paz and Dr. Holzer, including approving any grants of stock options. Mr. Paz will remain responsible for making recommendations to our compensation committee with respect to the executive compensation packages for Messrs. Shore and Bar and Ms. Paz, including any grants of stock options.

In considering compensation for our named executive officers, the board of directors has historically relied upon the officer’s performance and contribution to our development and achievements.  We did not engage in any formal benchmarking or conduct or obtain any formal surveys of executive compensation at peer companies.  We also considered general compensation trends.

The compensation committee is currently conducting its review of named executive officer compensation for 2012.  The compensation committee has retained the services of a compensation consultant to assist with this review, and anticipates that it may engage in formal benchmarking of our named executive officers’ compensation against that at companies that it considers to be comparable to us.  Based on this data, the compensation committee may target our overall compensation packages, or elements of our compensation packages, to fall within a certain percentile of the comparator group.  The compensation committee has not made such a decision at this time.

We have entered into agreements with all of our named executive officers.  These agreements are summarized under “Executive Officers and Directors – Agreements with Executive Officers.”  Mr. Paz and Dr. Holzer were compensated pursuant to consultancy agreements beginning on April 1, 2011. However, at the request of the compensation committee, Mr. Paz and Dr. Holzer agreed, effective as of December 1, 2011, to terminate their consultancy agreements, be compensated as employees and enter into new employment agreements on substantially the same terms as the consultancy agreements.  Since December 1, 2011, Mr. Paz and Dr. Holzer have been employees of ours and have received the same level of compensation (i.e., base salary and benefits) as under their consultancy agreements.  We are in the process of finalizing their employment agreements, but we expect that their terms will be substantially the same as those of the consultancy agreements.

Philosophy of Compensation

The goals of our compensation policy are to ensure that executive compensation rewards management for helping us achieve our financial goals (increased sales, profitability, etc.) and meet our clinical trial milestones and aligns management’s overall goals and objectives with those of our stockholders. To achieve these goals, our board of directors and, going forward, our compensation committee, aims to:

•	provide a competitive compensation package that enables us to attract and retain superior management personnel;

•	relate compensation to our overall performance, the individual officer’s performance and our assessment of the officer’s future potential;

•	reward our officers fairly for their role in our achievements; and

•	align executives’ objectives with the objectives of stockholders by granting equity awards to encourage executive stock ownership.

We have determined that in order to best meet these objectives, our executive compensation program should balance fixed and bonus compensation, as well as cash and equity compensation, as discussed below.   Historically, there has been no pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation for our executive officers.

Components of Compensation

The principal components of compensation for our named executive officers are base salary/consulting fees, equity based grants, personal benefits and perquisites and, potentially in the future, cash bonuses.

Base Salary/Consulting Fees.  The primary component of compensation for our named executive officers is base salary (or consulting fees for our named executive officers who are employed pursuant to consultancy agreements). Base salary levels for our named executive officers have historically been determined based upon an evaluation of a number of factors, including the individual officer’s level of responsibility, length and depth of experience and our assessment of the officer’s future potential with our company, performance and, to the extent available, general compensation levels of similarly situated executives and general compensation trends.  Although our employment and consultancy agreements with our named executive officers set forth a fixed base salary, salaries have been reviewed periodically and changed, when deemed appropriate, by oral or written amendment to the applicable officer’s agreement.  For 2011, we generally increased the base salaries of our executive officers, in part as a reflection of our becoming a publicly traded company in the U.S. and the accompanying increased responsibilities for our executive officers.  Prior to April 1, 2011, Ms. Paz was compensated on an hourly basis, based on a fixed hourly consulting fee.

For 2012 and in the future, the compensation committee intends to review each named executive officer’s base salary/consulting fee on an annual basis.  In addition to the factors described above, in setting base salary, the compensation committee intends to consider the recommendations of our compensation consultant and more formal data regarding the compensation levels of similarly situated executives.

Equity Based Grants.  An additional principal component of our compensation policy for named executive officers consists of grants under the InspireMD, Inc. 2011 UMBRELLA Option Plan. Under this plan, among other awards, executive officers may be granted stock options. Since its formation, the compensation committee of the board of directors has administered the grants of awards under the InspireMD, Inc. 2011 UMBRELLA Option Plan, and prior to its formation, the board of directors administered such awards.  To date, all equity incentive awards have been made either (i) in accordance with negotiated terms set forth in our employment or consultancy agreements, at levels deemed necessary to attract or retain the executive at the time of such negotiations and determined taking into account the recipient’s overall compensation package and the goal of aligning such executive’s interest with that of our stockholders, or (ii) at the discretion of the compensation committee without reference to any formal targets or objectives, when deemed appropriate in connection with extraordinary efforts or results or necessary in order to retain the executive in light of the executive’s overall compensation package.

We believe that equity ownership of our company by our named executive officers will further align the interests of our executive officers with those of our stockholders.

For 2012 and in the future, our compensation committee intends to consider during our annual compensation review whether to grant equity incentive awards to our named executive officers, and the terms of any such awards, including whether to set any performance targets or other objective or subjective criteria related to the final grant or vesting of such awards.  The compensation committee will also retain the flexibility to make additional grants throughout the year if deemed necessary or appropriate in order to retain our named executive officers or reward extraordinary efforts or achievements.

Personal Benefits and Perquisites.  Certain of our named executive officers are entitled to additional personal benefits in accordance with what we believe to be customary practice and law in Israel, including contributions towards pension and vocational studies funds, annual recreational allowances, a company car, a daily food allowance and a company phone.  We believe these benefits are commonly provided to executives in Israel, and we therefore believe that it is necessary for us to provide these benefits in order to attract and retain superior management personnel.

Cash Bonus.  Historically, we have never paid cash bonuses to our executives; however, our consultancy agreements with Mr. Paz and Dr. Holzer provided for cash bonuses to be paid at the discretion of our board of directors in an amount not less than three months’ salary, and we believe that their new employment agreements will also provide for the payment of a discretionary cash bonus.  We believe that cash bonus payments are an appropriate means to reward significant achievement and contribution to us by an executive officer, especially for officers that already hold significant equity positions in our company.  Therefore, for 2012 and going forward, cash bonuses may become a more significant component of our compensation policy for executive officers. We intend to consider the amount of cash bonus that each of our named executive officers should be entitled to receive at the end of the year in connection with our annual compensation review, taking into account each executive’s total compensation package, the recommendations of our compensation consultant, and any more formal data we obtain regarding the compensation levels of similarly situated executives   We will also consider in connection with such review whether to designate certain financial or operational metrics or other objective or subjective criteria in determining the final amounts of such awards.

Compensation of Named Executive Officers

Compensation of Chief Executive Officer.  In 2011, Mr. Paz’s total compensation was $247,039, as compared to $219,160 in total compensation in 2010.  Mr. Paz’s total compensation was comprised of (i) salary payments under his employment agreement with us, (ii) consulting fees paid pursuant to the consultancy agreement InspireMD Ltd. entered into with A.S. Paz Management and Investment Ltd., an entity wholly-owned by Mr. Paz, through which Mr. Paz was retained to serve as InspireMD Ltd.’s chief executive officer from April 1, 2011 through November 30, 2011, (iii) salary payments made during December 2011, and (iv) benefits and perquisites, as more fully discussed below. In 2011, Mr. Paz’s salary compensation was $42,425 under his employment agreement, $122,970 under the consultancy agreement with A.S. Paz Management and Investment Ltd and $15,371 as an employee in December 2011, for a total of $180,766, as compared to $89,197 under his employment agreement and $78,491 under a consultancy agreement that was in effect prior to his employment agreement, for a total of $167,688, in 2010.  In determining the compensation for Mr. Paz in 2011, our board of directors evaluated the corporate and organizational accomplishments of our company in 2010, as well as Mr. Paz’s individual accomplishments.  Mr. Paz’s 2011 compensation was also increased in anticipation of our company becoming a publicly traded company in the U.S. and the additional obligations that would entail for our chief executive officer.  Mr. Paz’s compensation package for 2011 was determined before our share exchange transactions on March 31, 2011, when InspireMD Ltd. was a private Israeli company.  In accordance with Israeli law, his compensation was submitted to and approved by the stockholders of InspireMD Ltd. on February 28, 2011.

Mr. Paz also received various benefits as both our salaried employee and our consultant, many of which either are required by Israeli law or we believe are customarily provided to Israeli executives.  These benefits included contributions to his pension and vocational studies funds, an annual recreation payment, a company car, a cell-phone and a daily food allowance. In 2011, Mr. Paz’s benefits compensation through payments made to him as an employee and through payments made to A.S. Paz Management and Investment Ltd was $66,273, as compared to $51,472 in 2010.  Our board of directors determined that equity based compensation would be inappropriate for Mr. Paz, in light of his current equity holdings in our company.

Compensation of Chief Financial Officer, Secretary and Treasurer.  Mr. Shore was initially hired as our Vice President of Business Development and was promoted to his current position on March 31, 2011.  In 2011, Mr. Shore’s total compensation was $419,433, as compared to $13,162 in total compensation in 2010, which represented compensation paid from the commencement of Mr. Shore’s employment on November 24, 2010.  Mr. Shore’s total compensation was comprised of salary payments under his employment agreement with us, an option grant under the InspireMD, Inc. 2011 UMBRELLA Option Plan, as more fully discussed below, and benefits and perquisites, as more fully discussed below. In 2011, Mr. Shore’s annual salary was $118,333, as compared to $9,912 in 2010.  Pursuant to his employment agreement with us, Mr. Shore’s monthly salary was automatically increased during 2011, upon the consummation of our share exchange transactions.  Upon Mr. Paz’s recommendation, Mr. Shore’s salary was further increased as of July 1, 2011 by an additional $838 per month on July 1, 2011.  In determining to make such additional increase, Mr. Paz considered the corporate and organizational accomplishments of our company since Mr. Shore joined us, his role in such accomplishments, his general performance, his increased responsibilities as chief financial officer, the desire to ensure that his compensation is high enough to retain his services and the desire to make his compensation consistent with what we pay to our other senior executives.

Mr. Shore also received various benefits, many of which either are required by Israeli law or we believe are customarily provided to Israeli executives, including contributions to his pension and vocational studies funds, an annual recreation payment, a company car, a company cell phone, and a daily food allowance.  In 2011, Mr. Shore’s benefits compensation was $35,280, as compared to $3,250 in 2010.

In addition, in February 2011, Mr. Shore was granted options that currently represent the right to acquire up to 365,223 shares of our common stock at an exercise price of $1.23 per share.  This award was part of the initial package negotiated with Mr. Shore in connection with his hiring in November 2010.  The number of shares for which such award was exercisable and the exercise price were originally set forth in Mr. Shore’s employment agreement and related to shares of InspireMD Ltd.  The per share price was determined based on the price at which InspireMD Ltd. had most recently raised capital.  The option was converted into the current number of shares at the current exercise price through the share exchange transactions.  The options vest on an annual basis over three years.  The options had a fair market value of $260,554 as of February 27, 2011.  In determining to grant Mr. Shore a significant portion of his compensation in the form of options, our board of directors believed that it was important to give Mr. Shore an equity interest in us.  Providing Mr. Shore with an equity stake was viewed by our board as important, as Mr. Shore previously did not hold any such stake in us, as opposed to Mr. Paz and Dr. Holzer.  In determining the number of shares to award to Mr. Shore, Mr. Paz and our board of directors considered the need to provide Mr. Shore with a compensation package that was sufficient to attract him to accept employment with us, given that his base salary was believed to be relatively low for his position, and the desire to provide Mr. Shore with an equity position in our company that was significant enough to align his objectives with those of our stockholders and allow Mr. Shore to share in our future financial growth and the benefits of the share exchange and our becoming a U.S. public company.

Also, in May 2011, Mr. Shore was awarded a warrant to purchase 3,000 shares of our common stock at an exercise price of $1.80 per share as a bonus payment for his work performed in connection with our share exchange transactions.  The warrant had a fair market value of $5,266 and vested immediately.  The award was given in recognition of Mr. Shore’s extraordinary efforts related to our private placement transaction on March 31, 2011.

Compensation of President.  In 2011, Dr. Holzer’s total compensation was $245,406, as compared to $209,592 in total compensation in 2010.  Dr. Holzer’s total compensation was comprised of (i) salary payments under his employment agreement with us, (ii) consulting fees paid pursuant to the consultancy agreement InspireMD Ltd. entered into with OSHIL, The Israeli Society Ltd., an entity wholly-owned by Dr. Holzer, through which Dr. Holzer was retained to serve as InspireMD Ltd.’s president from April 1, 2011 through November 30, 2011, (iii) salary payments made during December 2011, and (iv) benefits and perquisites, as more fully discussed below. In 2011, Dr. Holzer’s salary compensation was $42,425 under his employment agreement, $122,970 under the consultancy agreement with OSHIL, The Israeli Society Ltd., and $15,371 as an employee in December 2011, for a total of $180,766, as compared to $89,197 under his employment agreement and $74,791 under a consultancy agreement that was in effect prior to his employment agreement, for a total of $163,988, in 2010. In determining the compensation for Dr. Holzer in 2011, our board of directors evaluated the corporate and organizational accomplishments of our company in 2010, as well as Dr. Holzer’s individual accomplishments and contributions to our accomplishments.  Our board of directors determined that an increase in compensation for Dr. Holzer was appropriate in 2011, in part, in anticipation of our company becoming a U.S. publicly traded company in 2011 and the increased responsibilities that would result for our president.  Dr. Holzer’s compensation package for 2011 was determined before the share exchange transactions, when InspireMD Ltd. was a private Israeli company.  In accordance with Israeli law, his compensation was submitted to and approved by the stockholders of InspireMD Ltd. on February 28, 2011.

Dr. Holzer also received various benefits as both our salaried employee and our consultant, many of which either are required by Israeli law or we believe are customarily provided to Israeli executives.  These benefits included contributions to his pension and vocational studies funds, an annual recreation payment, a company car and cell phone, and a daily food allowance. In 2011, Dr. Holzer’s benefits compensation through payments made to him as an employee and through payments made to OSHIL, The Israeli Society Ltd. was $64,640, as compared to $45,604 in 2010.  Our board of directors determined that equity based compensation would be inappropriate for Dr. Holzer, in light of his current equity holdings in our company.

Compensation of Senior Vice President of Research and Development and Chief Technical Officer of InspireMD Ltd. In 2011, Mr. Bar’s total compensation was $350,394, as compared to $942,689 in total compensation in 2010.  Mr. Bar’s total compensation was comprised of salary payments under his employment agreement with us, option grants under the InspireMD, Inc. 2011 UMBRELLA Option Plan, as more fully discussed below, and benefits and perquisites, as more fully discussed below.  In 2011, Mr. Bar’s annual salary was $122,760, as compared to $91,684 in 2010. In determining the compensation for Mr. Bar in 2011, Mr. Paz evaluated the corporate and organizational accomplishments of our company in 2010, particularly with respect to the development of our products, as well as Mr. Bar’s individual achievements and contributions to such accomplishments.  Mr. Bar’s increase in salary during 2011 reflected his significant contributions to our success in 2010, and our desire to retain him going forward.  His 2011 salary was increased to the level it had been in August 2008, prior to salary reductions throughout the company.

Mr. Bar also received various benefits, many of which either are required by Israeli law or we believe are customarily provided to Israeli executives, including contributions to his pension and vocational studies funds, an annual recreation payment, a company car, a company cell phone, and a daily food allowance.  In 2011, Mr. Bar’s benefits compensation was $42,459, as compared to $32,496, in 2010.

In addition, in June 2011, Mr. Bar was awarded options to acquire up to 200,000 shares of common stock at an exercise price of $2.75 per share as a bonus payment for his significant contributions to our company.  In determining to make such award, Mr. Paz considered Mr. Bar’s continued exemplary performance and contributions to the clinical development of our product and the desire to continue to retain his services and keep his compensation consistent with what we pay to our other senior executives.  We determined that granting Mr. Bar more of an equity interest would further increase his opportunity to share in our future financial success and align his objectives with those of our stockholders.  The options vest on an annual basis over a three year period.  The options had a fair market value of $268,381 as of June 1, 2011.  The exercise price was the fair market value of our common stock on the date of grant.  In August 2011, we cancelled these options and reissued an option to purchase 200,000 shares of common stock at an exercise price of $1.93 because our board of directors determined that the $2.75 exercise price was too far out of the money to achieve the compensatory and incentive purposes of the options.  The exercise price of the new option was the fair market value of our common stock on the date of grant.  The fair value of the 200,000 options as of August 31, 2011 was $185,175.

Mr. Bar also received two option awards in July 2010.  The first award currently represents the right to acquire up to 608,707 shares of our common stock at an exercise price of $0.001 per share.  The number of shares for which such award was exercisable and the exercise price originally related to shares of InspireMD Ltd.  The per share price was set at $0.01 per share.  The option was converted into the current number of shares at the current exercise price through the share exchange transactions.  The second award currently represents the right to acquire up to 81,161 shares of our common stock at an exercise price of $1.23 per share.  The number of shares for which such award was exercisable and the exercise price also originally related to shares of InspireMD Ltd.  The per share price was determined based on the price at which InspireMD Ltd. had most recently raised capital.  The option was converted into the current number of shares at the current exercise price through the share exchange transactions.  Both awards were made in recognition of Mr. Bar’s contributions to our corporate and organizational achievements.  The first award was related to Mr. Bar’s performance over the long-term of his tenure with us and to our desire to grant Mr. Bar an equity stake that would not be at risk.  In particular, in determining to make this award, the board of directors took into account the fact that, from September 2008 to April 2009, Mr. Bar accepted several salary reductions, which resulted in his monthly salary being reduced from approximately $10,133 to approximately $7,387.  Mr. Bar’s salary remained approximately $7,387 per month until August 2010, at which time his monthly salary was increased to $8,000.  Furthermore, our board of directors decided that recognizing Mr. Bar’s efforts and sacrifices through an equity award was the most appropriate form of compensation, as it would also serve to give Mr. Bar an additional equity interest in us.  Providing Mr. Bar with an increased equity stake was viewed by our board as important, as Mr. Bar’s existing options were deemed a very small stake in comparison to that held by Mr. Paz and Dr. Holzer.  The second award was intended as a more traditional annual incentive award and related primarily to Mr. Bar’s performance in 2010 and our desire to grant Mr. Bar traditional options whose value would fluctuate depending on the performance of our common stock.  Both option awards vest one-twelfth quarterly commencing with the quarter in which they were granted.  The first award had a fair market value of $750,000 as of July 25, 2010.  The second award had a fair market value of $68,509 as of July 31, 2010.

Compensation of Vice President of Sales of InspireMD Ltd.  In 2011, Ms. Paz’s total compensation was $782,016, as compared to $77,603 in total compensation in 2010. Ms. Paz’s total compensation was comprised of (i) payments for consulting fees under a consultancy agreement InspireMD Ltd. entered into with Ms. Paz which terminated on March 31, 2011 and provided for the payment of a fixed hourly consulting fee of $45 for services provided in Israel and a fixed daily consulting fee of $400 for services provided outside of Israel, and (ii) payments for consulting fees under a consultancy agreement InspireMD Ltd. entered into with Sara Paz Management and Marketing Ltd, an entity wholly-owned by Ms. Paz, through which Ms. Paz was retained to serve as InspireMD Ltd.’s vice president of sales as of April 1, 2011, (iii) an option grant under the InspireMD, Inc. 2011 UMBRELLA Option Plan, as more fully discussed below, and (iv) benefits and perquisites, as more fully discussed below.  Ms. Paz’s payments under her consultancy agreements were $112,136 in 2011 as compared to $77,603 in 2010.  In determining the compensation for Ms. Paz in 2011, Mr. Paz evaluated the corporate and organizational achievements of our company in 2010, with a particular emphasis on our sales growth, to which Ms. Paz’s work contributed, her contributions and perceived future potential on a full-time basis and the compensation paid to similarly situated executives within our company. Dr. Holzer and Mr. Shore approved Mr. Paz’s determination with respect to Ms. Paz’s compensation.

In conjunction with InspireMD Ltd. entering into the consultancy agreement with Sara Paz Management and Marketing Ltd, we commenced paying Ms. Paz the benefits required by Israeli law and comparable benefits to our other executives.  As such, pursuant to the consultancy agreement, in 2011, Ms. Paz received various benefits, including contributions to her pension and vocational studies funds, an annual recreation payment, a company car, a company cell phone, and a daily food allowance.  In 2011, Ms. Paz’s benefits compensation was $30,473.

In addition, in recognition of Ms. Paz’s contributions to our corporate and organizational achievements in 2010, particularly with respect to the increased sales of our products, in June 2011, our board of directors awarded Ms. Paz options to acquire up to 365,225 shares of common stock at an exercise price of $1.50 per share.  The options vest on a monthly basis over a three year period.  The options had a fair market value of $639,407 as of June 1, 2011.  The amount was determined with reference to the award made to Mr. Shore during 2011, for an approximately equal number of shares.  The exercise price was the fair market value of our common stock on the date of grant.  We did not consider the Black-Scholes valuation of the grant prior to making it.  We did take into account the desire to provide Ms. Paz with an equity position in our company, separate from that of her husband, that would further align her objectives with those of our stockholders and allow her to share in our future financial growth.

Impact of Tax Laws

Deductibility of Executive Compensation.  Generally, under U.S. law, a company may not deduct compensation of more than $1,000,000 that is paid to an individual employed by the company who, on the last day of the taxable year, either is the company’s principal executive officer or an individual who is among the three highest compensated officers for the taxable year (other than the principal executive officer or the principal financial officer).  The $1,000,000 limitation on deductions does not apply to certain types of compensation, including qualified performance-based compensation, and only applies to compensation paid by a publicly-traded corporation (and not compensation paid by non-corporate entities).  Because the compensation deducted in the U.S. for each individual to whom this rule applies has historically been less than $1,000,000 per year, we do not believe that the $1,000,000 limitation will affect us in the near future. If the deductibility of executive compensation becomes a significant issue, our compensation plans and policies may be modified to maximize deductibility if our board of directors and we determine that such action is in our best interests.

Impact of Israeli Tax Law.  The awards granted to employees pursuant to Section 102 of the Tax Ordinance under the InspireMD, Inc. 2011 UMBRELLA Option Plan may be designated by us as approved options under the capital gains alternative, or as approved options under the ordinary income tax alternative.

To qualify for the capital gains alternative, certain requirements must be met, including registration of the options in the name of a trustee. Each option, and any shares of common stock acquired upon the exercise of the option, must be held by the trustee for a period commencing on the date of grant and deposit into trust with the trustee and ending 24 months thereafter.

Under the terms of the capital gains alternative, we may not deduct expenses pertaining to the options for tax purposes.

Under the InspireMD, Inc. 2011 UMBRELLA Option Plan, we may also grant to employees options pursuant to Section 102(b)(3) of the Israeli Tax Ordinance that are not required to be held in trust by a trustee. This alternative, while facilitating immediate exercise of vested options and sale of the underlying shares, will subject the optionee to the marginal income tax rate of up to 45% as well as payments to the National Insurance Institute and health tax on the date of the sale of the shares or options. Under the InspireMD, Inc. 2011 UMBRELLA Option Plan, we may also grant to non-employees options pursuant to Section 3(I) of the Israeli Tax Ordinance. Under that section, the income tax on the benefit arising to the optionee upon the exercise of options and the issuance of common stock is generally due at the time of exercise of the options.

Allotment of these options may be subject to terms of the tax ruling that has been obtained by InspireMD Ltd. from the Israeli tax authorities according to Section 103 of the Israeli tax ordinance, with regard to the share exchange.  According to the tax pre-ruling, the exchange of shares and options of InspireMD Ltd. for shares and options of our company pursuant to the share exchange will not result in an immediate tax event for InspireMD Ltd.’s former shareholders, but a deferred tax event, subject to certain conditions as stipulated in the tax pre-ruling.  The main condition of the tax pre-ruling is a restriction on the exchanged shares for two years from December 31, 2010 for shareholders holding over of 5%.

Termination Payments

Our agreements with Messrs. Paz, Bar and Shore, Dr. Holzer and Ms. Paz and Israeli law provide for payments and other compensation in the event of termination under certain circumstances, as more fully described under “Executive Compensation – Potential Payments Upon Termination or Change of Control.”  These provisions are comprised of (i) notice periods of varying length prior to a termination without cause (180 days for Mr. Paz and Dr. Holzer, 30 days in general and 180 days following certain change in control events for Mr. Shore, 60 days for Mr. Bar and 30 days for Ms. Paz), (ii) severance payments as required by Israeli law, (iii) vesting of Mr. Shore’s, options upon his termination in connection with a change of control and (iv) vesting of Mr. Shore’s, Mr. Bar’s and Ms. Paz’s options automatically upon a change of control if such stock options are not assumed or substituted by the surviving company.  We believe that having these provisions in our agreements with our officers enables our officers to focus solely on the performance of their jobs by providing them with security in the event of certain terminations of employment.  With respect to the notice provisions, we believe that these provide us with a mechanism to ensure a successful transition if we have to replace one of our named executive officers.  In addition, we have provided these benefits to our officers because we believe it is necessary for retention purposes, to attract well qualified and talented executives and, in the case of severance payments, to comply with Israeli law.  In exchange for these protections, our officers have agreed to be bound by certain restrictive covenants, including confidentiality, non-competition and non-solicitation provisions.

Risk Considerations in our Compensation Programs

Our compensation committee believes that risks arising from our policies and practices for compensating employees are not reasonably likely to have a material adverse effect on us and do not encourage risk taking that is reasonably likely to have a material adverse effect on us.  Our compensation committee believes that the structure of our executive compensation program mitigates risks by avoiding any named executive officer placing undue emphasis on any particular performance metric at the expense of other aspects of our business.

2011, 2010 and 2009 Summary Compensation Table

The table below sets forth, for our last three fiscal years, the compensation earned by Ofir Paz, our chief executive officer, Craig Shore, our chief financial officer, secretary and treasurer, Asher Holzer, our president and former chairman of the board, Eli Bar, InspireMD Ltd.’s senior vice president of research and development and chief technical officer, Sara Paz, InspireMD Ltd.’s vice president of sales, and Lynn Briggs, our former president, chief executive officer, chief financial officer, secretary and treasurer.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(1)	Option Awards($)(2)	All Other Compensation ($)(1)	Total ($)(1)

Ofir Paz(3) Chief Executive Officer	2011	57,796	-	-	189,243(4)	247,039
	2010	89,197	-	-	129,963(4)	219,160
	2009	76,524	-	-	129,909(4)	206,433

Craig Shore Chief Financial Officer, Secretary and Treasurer	2011	118,333	-	260,554	40,546(5)	419,433
	2010	9,912	-	-	3,250(5)	13,162(6)

Asher Holzer(3) President and Former Chairman	2011	57,796	-	-	187,610(7)	245,406
	2010	89,197	-	-	120,395(7)	209,592
	2009	73,526	-	-	109,054(7)	182,580

Eli Bar Senior Vice President, Research and Development and Chief Technical Officer of InspireMD Ltd.	2011	122,760	-	185,175(8)	42,459(9)	350,394
	2010	91,684	-	818,509	32,496(9)	942,689
	2009	86,971	-	-	38,585(9)	125,556

Sara Paz Vice President of Sales of InspireMD Ltd.	2011	-	-	639,407	142,609(10)	782,016
	2010	-	-	-	77,603(10)	77,603
	2009	-	-	-	59,197(10)	59,197

Lynn Briggs(11) Former President, CEO, CFO, Secretary and Treasurer	2011	-	-	-	-	-
	2010	-	-	-	-	-
	2009	-	-	-	-	-

(1)
Compensation amounts received in non-U.S. currency have been converted into U.S. dollars using the average exchange rate for the applicable year.  The average exchange rate for 2011 was 3.5781 NIS per dollar, the average exchange rate for 2010 was 3.7330 NIS per dollar and the average exchange rate for 2009 was 3.9326 NIS per dollar.

(2)
The amounts in this column reflect the dollar amounts recognized for financial statement reporting purposes with respect to the years ended December 31, 2009, 2010 and 2011, in accordance with FASB ASC Topic 718. Fair value is based on the Black-Scholes option pricing model using the fair value of the underlying shares at the measurement date. For additional discussion of the valuation assumptions used in determining stock-based compensation and the grant date fair value for stock options, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies—Share-Based Compensation” and Note 2—“Significant Accounting Policies” and Note 11—“Share-Based Compensation” of the Notes to the Consolidated Financial Statements for Two Years Ended December 31, 2010 and Note 7—Fair Value Measurement” of the Notes to the Condensed Consolidated Financial Statements for the Nine months ended September 30, 2011 included herein.

(3)	Both Mr. Paz and Dr. Holzer are directors but do not receive any additional compensation for their services as directors.
(4)
Mr. Paz’s other compensation consisted of $57,612 in consulting salary and $72,297 in benefits in 2009, $78,491 in consulting salary and $51,472 in benefits in 2010 and $122,970 in consulting salary and $66,273 in benefits in 2011.  In each of 2009, 2010 and 2011, Mr. Paz’s benefits included our contributions to his severance, pension, vocational studies and disability funds, an annual recreation payment, a company car and cell phone, and a daily food allowance.  In 2011, the car-related benefits for Mr. Paz were valued at $26,473, which was comprised of aggregate payments of $19,992 towards a car and related expenses for approximately nine months of the year, and the use of a company car for approximately three months of the year, which was valued at $6,481, as computed by the Israeli taxation authorities.

(5)
Mr. Shore’s other compensation consisted solely of benefits in 2010 and consisted of a warrant award valued at $5,266 and $35,280 in benefits in 2011.  In each of 2010 and 2011, Mr. Shore’s benefits included our contributions to his severance, pension, vocational studies and disability funds, an annual recreation payment, a company car and cell phone, and a daily food allowance.

(6)	Mr. Shore’s total compensation in 2010 represented amounts paid beginning on November 24, 2010, the date of the commencement of Mr. Shore’s employment with us.
(7)
Dr. Holzer’s other compensation consisted of $55,040 in consulting salary and $54,014 in benefits in 2009, $74,791 in consulting salary and $45,604 in benefits in 2010 and $122,970 in consulting salary and $64,640 in benefits in 2011.  In each of 2009, 2010 and 2011, Dr. Holzer’s benefits included our contributions to his severance, pension, vocational studies and disability funds, an annual recreation payment, a company car and cell phone, and a daily food allowance.

(8)
On June 1, 2011, Mr. Bar was awarded options to acquire up to 200,000 shares of common stock at an exercise price of $2.75 per share as a bonus payment for his contributions to our company in 2010.  The options had a fair market value of $268,381. In August 2011, we cancelled the option to purchase 200,000 shares of common stock that were awarded to Mr. Bar in June 2011 and reissued an option to purchase 200,000 shares of common stock at an exercise price of $1.93 because our board of directors determined that the $2.75 exercise price was too far out of the money to achieve the compensatory and incentive purposes of the options.  The new options had a fair market value of $185,175.

(9)
Mr. Bar’s other compensation in 2009, 2010 and 2011 consisted solely of benefits, including our contributions to his severance, pension, vocational studies and disability funds, an annual recreation payment, a company car and cell phone, and a daily food allowance.

(10)
Ms. Paz’s other compensation consisted of $59,197 in consulting salary in 2009, $77,603 in consulting salary in 2010 and $112,136 in consulting salary and $30,473 in benefits, including our contributions to her severance, pension, vocational studies and disability funds, an annual recreation payment, a company car and cell phone, and a daily food allowance, in 2011.

(11)
Ms. Briggs resigned as our sole officer and director in connection with our share exchange transactions on March 31, 2011.  She received no compensation for services, but was reimbursed for any out-of-pocket expenses that she incurred on our behalf.

2011 Grants of Plan-Based Awards

The following table sets forth information regarding grants of plan-based awards to our named executive officers in 2011:

Name	Grant Date	Option Awards: Number of Securities Underlying (#)	Exercise or Base Price of Option Awards Options ($/Sh)	Grant Date Fair Value of Option Awards ($)
Ofir Paz Chief Executive Officer	-	-	-	-
Craig Shore Chief Financial Officer, Secretary and Treasurer	2/27/2011 5/20/2011	365,223 3,000(1)	1.23 1.80	260,544 5,266
Asher Holzer President and Former Chairman	-	-	-	-
Eli Bar (2) Senior Vice President, Research and Development and Chief Technical Officer of InspireMD Ltd.	6/1/2011 8/31/2011	200,000 200,000	2.75 1.93	268,381 185,175
Sara Paz Vice President of Sales of InspireMD Ltd.	6/1/2011	365,225	1.50	639,407
Lynn Briggs(3) Former President, CEO, CFO, Secretary and Treasurer	-	-	-	-

(1)
On May 20, 2011, Mr. Shore was awarded a warrant to purchase 3,000 shares of our common stock at an exercise price of $1.80 per share as a bonus payment for his work performed in connection with our share exchange transactions.  The warrant had a fair market value of $5,266 and vested immediately.  The award was given in recognition of Mr. Shore’s extraordinary efforts related to our private placement transaction on March 31, 2011.

(2)
On June 1, 2011, Mr. Bar was awarded options to acquire up to 200,000 shares of common stock at an exercise price of $2.75 per share as a bonus payment for his contributions to our company in 2010.  The options had a fair market value of $268,381. In August 2011, we cancelled the option to purchase 200,000 shares of common stock that were awarded to Mr. Bar in June 2011 and reissued an option to purchase 200,000 shares of common stock at an exercise price of $1.93 because our board of directors determined that the $2.75 exercise price was too far out of the money to achieve the compensatory and incentive purposes of the options.  This resulted in a change in fair market value to $185,175.

(3)	Ms. Briggs resigned as our sole officer and director in connection with our share exchange transactions on March 31, 2011.

Outstanding Equity Awards at Fiscal Year-End 2011

The following table shows information concerning unexercised options outstanding as of December 31, 2011 for each of our named executive officers.   There are no outstanding stock awards with our named executive officers:

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date
Ofir Paz	-	-	-	-

Craig Shore	121,741	243,482 (1)	1.23	2/27/2021

Asher Holzer	-	-	-	-

Eli Bar	243,481	-	0.001	10/28/2016
	365,224	-	0.001	12/29/2016
	304,353	304,354(2)	0.001	7/22/2020
	40,581	40,580(2)	1.23	7/28/2020
	-	200,000(3)	1.93	5/23/2016

Sara Paz	-	365,225(4)	1.50	6/1/2016

(1)	These options were granted in February 2011 and vest annually commencing on November 23, 2011 and vesting on the next two anniversaries of that date.
(2)	These options were granted in July 2010 and vest one-twelfth quarterly commencing with the quarter in which they were granted.
(3)	These options were granted in August 2011 and vest annually commencing on May 23, 2012 and vesting on the next two anniversaries of that date.
(4)	These options were granted in June 2011 and vest annually commencing on April 8, 2012 and vesting on the next two anniversaries of that date.

Option Exercises and Stock Vested

There were no stock options exercised by our named executive officers during 2011.

2011 UMBRELLA Option Plan

On March 28, 2011, our board of directors and stockholders adopted and approved the InspireMD, Inc. 2011 UMBRELLA Option Plan, which was subsequently amended on October 31, 2011.  Under the InspireMD, Inc. 2011 UMBRELLA Option Plan, we have reserved 15,000,000 shares of our common stock as awards to the employees, consultants, and service providers to InspireMD, Inc. and its subsidiaries and affiliates worldwide.

The InspireMD, Inc. 2011 UMBRELLA Option Plan currently consists of three components, the primary plan document that governs all awards granted under the InspireMD, Inc. 2011 UMBRELLA Option Plan, and two appendices: (i) Appendix A, designated for the purpose of grants of stock options and restricted stock to Israeli employees, consultants, officers and other service providers and other non-U.S. employees, consultants, and service providers, and (ii) Appendix B, which is the 2011 U.S. Equity Incentive Plan, designated for the purpose of grants of stock options and restricted stock awards to U.S. employees, consultants, and service providers who are subject to the U.S. income tax.

The purpose of the InspireMD, Inc. 2011 UMBRELLA Option Plan is to provide an incentive to attract and retain employees,  officers, consultants, directors, and service providers whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success.  The InspireMD, Inc. 2011 UMBRELLA Option Plan is administered by our compensation committee. Unless terminated earlier by the board of directors, the InspireMD, Inc. 2011 UMBRELLA Option Plan will expire on March 27, 2021.

Potential Payments Upon Termination or Change of Control

Our agreements with Messrs. Paz, Bar and Shore, Dr. Holzer and Ms. Paz as well as Israeli law provide for payments and other compensation in the event of their termination or a change of control of us under certain circumstances, as described below.

Chief Executive Officer.  Pursuant to Mr. Paz’s consultancy agreement and, we anticipate, our new employment agreement with Mr. Paz, we possess the right to terminate his employment without “cause” (as such term is defined in the agreement) upon at least 180 days prior notice to Mr. Paz. During such notice period, we will continue to compensate Mr. Paz according to his agreement and Mr. Paz will be obligated to continue to discharge and perform all of his duties and obligations under the agreement, and to cooperate with us and use his best efforts to assist with the integration of any persons that we have delegated to assume Mr. Paz’s responsibilities.  We believe that this arrangement will assist us in achieving a successful transition upon Mr. Paz’s departure.  Mr. Paz is entitled to terminate his employment with us in the event that we do not fulfill our undertakings under our agreement, upon at least 30 days prior notice to us, during which time we may cure the breach.  During such notice period, we will continue to compensate Mr. Paz according to his agreement and Mr. Paz will be obligated to continue to discharge and perform all of his duties and obligations under the agreement.

If Mr. Paz’s employment is terminated for any reason other than for cause, as a senior executive under Israeli law, he will also be entitled to severance payments equal to the total amount that has been contributed to and accumulated in his severance payment fund. The total amount accumulated in his severance payment fund as of December 31, 2011 was $1,199, as adjusted for conversion from New Israeli Shekels to U.S. Dollars.

We are entitled to terminate Mr. Paz’s employment immediately at any time for “cause” (as such term is defined in the agreement and the Israeli Severance Payment Act 1963), upon which, after meeting certain requirements under the applicable law and recent Israeli Labor court requirements, we believe we will have no further obligation to compensate Mr. Paz and Mr. Paz will not be entitled to the amount that has been contributed to and accumulated in his severance payment fund.

Also, upon termination of Mr. Paz’s employment for any reason, we will compensate him for all unused vacation days accrued.

Chief Financial Officer, Secretary and Treasurer.  Subject to certain conditions, either party to our employment agreement with Mr. Shore may terminate the employment agreement without “cause” (as such term is defined in Mr. Shore’s employment agreement with us) upon at least 30 days prior notice to the other party or, in the event of a major change of control in terms of the ownership of shares of our common stock or our intellectual property, upon at least 180 days prior notice.  During such notice period, we will continue to compensate Mr. Shore according to his employment agreement and Mr. Shore will be obligated to continue to discharge and perform all of his duties and obligations under his employment agreement, and to cooperate with us and use his best efforts to assist with the integration of any persons that we have delegated to assume Mr. Shore’s responsibilities.  We believe that this arrangement with Mr. Shore will assist us in achieving a successful transition upon Mr. Shore’s departure.  In addition, upon termination without “cause,” we have the right to pay Mr. Shore a lump payment representing his compensation for the notice period and terminate Mr. Shore’s employment immediately.

If we terminate Mr. Shore’s employment without cause, Mr. Shore will be entitled, under Israeli law, to severance payments equal to his last month’s salary multiplied by the number of years Mr. Shore has been employed with us.  In order to finance this obligation, we make monthly contributions equal to 8.33% of Mr. Shore’s salary to a severance payment fund.  The total amount accumulated in Mr. Shore’s severance payment fund as of December 31, 2011 was $8,474, as adjusted for conversion from New Israeli Shekels to U.S. Dollars.  However, if Mr. Shore’s employment is terminated without cause, on account of a disability or upon his death, as of December 31, 2011, Mr. Shore would have been entitled to receive $10,967 in severance under Israeli law, thereby requiring us to pay Mr. Shore $2,493, in addition to releasing the $8,474 in Mr. Shore’s severance payment fund.  On the other hand, pursuant to his employment agreement, Mr. Shore is entitled to the total amount contributed to and accumulated in his severance payment fund in the event of the termination of his employment as a result of his voluntary resignation.  In addition, Mr. Shore would be entitled to receive his full severance payment under Israeli law, including the total amount contributed to and accumulated in his severance payment fund, if he retires from our company at or after age 67.

We are entitled to terminate Mr. Shore’s employment immediately at any time for “cause” (as such term is defined in the agreement and the Israeli Severance Payment Act 1963), upon which, after meeting certain requirements under the applicable law and recent Israeli Labor court requirements, we believe we will have no further obligation to compensate Mr. Shore.

In addition, pursuant to Mr. Shore’s employment agreement, in the event of a change of control of our company, the majority of shares of our common stock or our intellectual property that results in the termination of Mr. Shore’s employment within one year of such change of control, the stock options granted to Mr. Shore in accordance with the terms of his employment agreement that were unvested will vest immediately upon such termination.  Furthermore, pursuant to terms contained in Mr. Shore’s stock option award agreement, in the event of a change of control of our company, the stock options granted to Mr. Shore that were unvested will vest immediately upon such change of control if such stock options are not assumed or substituted by the surviving company.

Also, upon termination of Mr. Shore’s employment for any reason, we will compensate him for all unused vacation days accrued.

President.  Pursuant to Dr. Holzer’s consultancy agreement and, we anticipate, our new employment agreement with Dr. Holzer, we possess the right to terminate his employment without “cause” (as such term is defined in the agreement) upon at least 180 days prior notice to Dr. Holzer. During such notice period, we will continue to compensate Dr. Holzer according to his agreement and Dr. Holzer will be obligated to continue to discharge and perform all of his duties and obligations under the agreement, and to cooperate with us and use his best efforts to assist with the integration of any persons that we have delegated to assume Dr. Holzer’s responsibilities.  We believe that this arrangement will assist us in achieving a successful transition upon Dr. Holzer’s departure.  Dr. Holzer is entitled to terminate his employment with us in the event that we do not fulfill our undertakings under our agreement, upon at least 30 days prior notice to us, during which time we may cure the breach.  During such notice period, we will continue to compensate Dr. Holzer according to his agreement and Dr. Holzer will be obligated to continue to discharge and perform all of his duties and obligations under the agreement.

If Dr. Holzer’s employment is terminated for any reason other than for cause, as a senior executive under Israeli law, he will also be entitled to severance payments equal to the total amount that has been contributed to and accumulated in his severance payment fund. The total amount accumulated in his severance payment fund as of December 31, 2011 was $1,199, as adjusted for conversion from New Israeli Shekels to U.S. Dollars.

We are entitled to terminate Dr. Holzer’s employment immediately at any time for “cause” (as such term is defined in the agreement and the Israeli Severance Payment Act 1963), upon which, after meeting certain requirements under the applicable law and recent Israeli Labor court requirements, we believe we will have no further obligation to compensate Dr. Holzer and Dr. Holzer will not be entitled to the amount that has been contributed to and accumulated in his severance payment fund.

Also, upon termination of Dr. Holzer’s employment for any reason, we will compensate him for all unused vacation days accrued.

Senior Vice President of Research and Development and Chief Technical Officer of InspireMD Ltd.  Subject to certain conditions, either party to our employment agreement with Mr. Bar may terminate the employment agreement without “cause” (as such term is defined in Mr. Bar’s employment agreement with us) upon at least 60 days prior written notice to the other party.  During such notice period, we will continue to compensate Mr. Bar according to his employment agreement and Mr. Bar will be obligated to continue to discharge and perform all of his duties and obligations under his employment agreement, and to cooperate with us and use his best efforts to assist with the integration of any persons that we have delegated to assume Mr. Bar’s responsibilities.  We believe that our severance arrangement with Mr. Bar will assist us in achieving a successful transition upon Mr. Bar’s departure.  In addition, upon termination without “cause,” we have the right to pay Mr. Bar a lump payment representing his compensation for the notice period and terminate Mr. Bar’s employment immediately.

If Mr. Bar’s employment is terminated without cause, Mr. Bar will also be entitled under Israeli law to severance payments equal to his last month’s salary multiplied by the number of years Mr. Bar has been employed with us.  In order to finance this obligation, we make monthly contributions equal to 8.33% of Mr. Bar’s salary each month to a severance payment fund.  The total amount accumulated in his severance payment fund as of December 31, 2011 was $57,870, as adjusted for conversion from New Israeli Shekels to U.S. Dollars.  However, if Mr. Bar’s employment was terminated without cause, on account of a disability or upon his death, as of December 31, 2011, Mr. Bar would be entitled to receive $65,278 in severance under Israeli law, thereby requiring us to pay Mr. Bar $7,408, in addition to releasing the $57,870 in his severance payment fund.  In addition, Mr. Bar would be entitled to receive his full severance payment under Israeli law, including the total amount contributed to and accumulated in his severance payment fund, if he retires from our company at or after age 67.

We are entitled to terminate Mr. Bar’s employment immediately at any time for “cause” (as such term is defined in the agreement and the Israeli Severance Payment Act 1963), upon which, after meeting certain requirements under the applicable law and recent Israeli Labor court requirements, we believe we will have no further obligation to compensate Mr. Bar.

In addition, pursuant to terms contained in Mr. Bar’s stock option award agreement, in the event of a change of control of our company, the stock options granted to Mr. Bar that were unvested will vest immediately upon such change of control if such stock options are not assumed or substituted by the surviving company.  Also, upon termination of Mr. Bar’s employment for any reason, we will compensate him for all unused vacation days accrued.

Vice President of Sales of InspireMD Ltd. Subject to certain conditions, either party to our consultancy agreement with Ms. Paz may terminate the agreement without “cause” (as such term is defined in her consultancy agreement) upon at least 30 days prior written notice to the other party.  During such notice period, we will continue to compensate Ms. Paz according to her consultancy agreement and Ms. Paz will be obligated to continue to discharge and perform all of her duties and obligations under her consultancy agreement, and to cooperate with us and use her best efforts to assist with the integration of any persons that we have delegated to assume Ms. Paz’s responsibilities.  We believe that our severance arrangement with Ms. Paz will assist us in achieving a successful transition upon Ms. Paz’s departure.  Ms. Paz is entitled to terminate her employment with us in the event that we do not fulfill our undertakings under our agreement, upon at least 30 days prior notice to us, during which time we may cure the breach.  During such notice period, we will continue to compensate Ms. Paz according to her agreement and Ms. Paz will be obligated to continue to discharge and perform all of his duties and obligations under the agreement.

In addition, pursuant to terms contained in Ms. Paz’s stock option award agreement, in the event of a change of control of our company, the stock options granted to Ms. Paz that were unvested will vest immediately upon such change of control if such stock options are not assumed or substituted by the surviving company.

We are entitled to terminate Ms. Paz’s employment immediately at any time for any reason, upon which we believe we will have no further obligation to compensate Ms. Paz under her consultancy agreement or Israeli law, except as provided above.

The following tables show, as of December 31, 2011, potential payments to our named executive officers for various scenarios involving a resignation, termination, change of control, retirement, death or disability, using, where applicable, the closing price of our common stock of $2.18 (as reported on the OTC Bulletin Board as of December 30, 2011).  Compensation amounts to be paid in non-U.S. currency have been converted into U.S. dollars using 3.821 NIS per dollar, which was the exchange rate as of December 31, 2011.

Type of Event	Voluntary Resignation Upon Breach By Us		Voluntary Resignation		Termination for Cause	Termination Not for Cause		Death		Disability		Termination Not for Cause in Connection with a Change of Control		Change of Control (No Termination)
Ofir Paz
Employment agreement payments	$20,625	(1)	$123,750	(2)	—	$123,750	(2)	—		—		$123,750	(2)	—
Severance payments(3)	$1,199		$1,199		—	$1,199		$1,199		$1,199		$1,199		—
Accrued vacation payments(4)	$56,336		$56,336		$56,336	$56,336		$56,336		$56,336		$56,336		—
Value of accelerated options	—		—		—	—		—		—		—		—
Craig Shore
Employment agreement payments	$12,719	(5)	$12,719	(5)	—	$12,719	(5)	—		—		$76,312	(2)	—
Severance payments	$8,474	(6)	$8,474	(6)	—	$10,967	(7)	$10,967	(7)	$10,967	(7)	$10,967	(7)	—
Accrued vacation payments(4)	$7,495		$7,495		$7,495	$7,495		$7,495		$7,495		$7,495		—
Value of accelerated options	—				—	—		—		—		$231,307.90	(8)	$231,307.90	(9)
Asher Holzer
Employment agreement payments	$20,895	(1)	$125,370	(2)	—	$125,370	(2)	—		—		$125,370	(2)	—
Severance payments(3)	$1,199		$1,199		—	$1,199		$1,199		$1,199		$1,199		—
Accrued vacation payments(4)	$51,022		$51,022		$51,022	$51,022		$51,022		$51,022		$51,022		—
Value of accelerated options	—		—		—	—		—		—		—		—
Eli Bar
Employment agreement payments	$25,674	(10)	$25,674	(10)	—	$25,674	(10))	—		—		$25,674	(10)	—
Severance payments	—		—		—	$65,278	(7)	$65,278	(7)	$65,278	(7)	$65,278	(7)	—
Accrued vacation payments(4)	$36,720		$36,720		$36,720	$36,720		$36,720		$36,720		$36,720		—
Value of accelerated options	—				—	—		—		—		$751,736	(11)	$751,736	(11)
Sara Paz
Consultancy agreement payments	$13,852	(5)	$13,852	(5)	—	$13,852	(5)	—		—		$13,852	(5)	—
Severance payments	—		—		—	—		—		—		—		—
Accrued vacation payments	—		—		—	—		—		—		—		—
Value of accelerated options	—		—		—	—		—		—		$248,353	(14)	$248,353	(14)

___________________
(1) Represents total compensation for 30 days, during which we are permitted to cure our breach of the agreement.  During such notice period, we will continue to compensate the officer according to his agreement and the officer will be obligated to continue to discharge and perform all of his duties and obligations under the agreement.  The officer would also have the option to terminate his employment voluntarily and remain with us for 180 days, during which time we will continue to compensate the officer according to his agreement and the officer will be obligated to continue to discharge and perform all of his duties and obligations under the agreement.

(2) Represents total compensation for 180 days, during which time we will continue to compensate the officer according to his agreement and the officer will be obligated to continue to discharge and perform all of his duties and obligations under the agreement.

(3) Represents the total amount that has been contributed to and accumulated in his severance payment fund.

(4) Pursuant to Israeli law, the value of a vacation day is equal to gross salary divided by 22 working days per month.

(5) Represents total compensation for 30 days, during which time we will continue to compensate the officer according to his or her agreement and the officer will be obligated to continue to discharge and perform all of his or her duties and obligations under the agreement.

(6) Represents the total amount that has been contributed to and accumulated in his severance payment fund, to be paid pursuant to his employment agreement.

(7) Represents the total amount to be paid under Israeli law in the event of termination not for cause, calculated based upon the officer’s monthly salary as of December 30, 2011, multiplied by his years of employment with us.

(8) Represents the vesting of options to purchase 243,482 shares of our common stock, multiplied by the difference between the exercise price of $1.23 and the closing price of our common stock of $2.18 (as reported on the OTC Bulletin Board as of December 30, 2011), which shall occur upon termination of Mr. Shore’s employment within one year of a change of control.

(9) Assumes that such stock options are not assumed or substituted by the surviving company and represents the vesting of options to purchase 243,482 shares of our common stock, multiplied by the difference between the exercise price of $1.23 and the closing price of our common stock of $2.18 (as reported on the OTC Bulletin Board as of December 30, 2011).

(10) Represents total compensation for 60 days, during which time we will continue to compensate the officer according to his agreement and the officer will be obligated to continue to discharge and perform all of his duties and obligations under the agreement.

 (11) Assumes that such stock options are not assumed or substituted by the surviving company and represents the sum of the vesting of options to purchase 304,353 shares of our common stock, multiplied by the difference between the exercise price of $0.001 and the closing price of our common stock of $2.18 (as reported on the OTC Bulletin Board as of December 30, 2011), the vesting of options to purchase 40,580 shares of our common stock, multiplied by the difference between the exercise price of $1.23 and the closing price of our common stock of $2.18 and the vesting of options to purchase 200,000 shares of our common stock, multiplied by the difference between the exercise price of $1.93 and the closing price of our common stock of $2.18.

(12) Assumes that such stock options are not assumed or substituted by the surviving company and represents the vesting of options to purchase 365,225 shares of our common stock, multiplied by the difference between the exercise price of $1.50 and the closing price of our common stock of $2.18 (as reported on the OTC Bulletin Board as of December 30, 2011).

Director Compensation

The following table shows information concerning the directors of InspireMD Ltd., other than Ofir Paz and Asher Holzer, through March 31, 2011.

Name	Fees Earned or Paid in Cash ($)	Option Awards(1) ($)	All Other Compensation ($)	Total ($)
David Ivry(2)	4,269	-	-	4,269
Robert Fischell(2)	5,292	-	-	5,292
Fellice Pelled (2)	4,716	-	-	4,716

(1)
The amounts in this column reflect the dollar amounts recognized for financial statement reporting purposes with respect to the year ended December 31, 2010, in accordance with FASB ASC Topic 718. Fair value is based on the Black-Scholes option pricing model using the fair value of the underlying shares at the measurement date. For additional discussion of the valuation assumptions used in determining stock-based compensation and the grant date fair value for stock options, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies—Share-Based Compensation” and Note 2—“Significant Accounting Policies” and Note 11—“Share-Based Compensation” of the Notes to the Consolidated Financial Statements for Two Years Ended December 31, 2010 and Note 7—Fair Value Measurement” of the Notes to the Condensed Consolidated Financial Statements for the Nine months ended September 30, 2011 included herein.

(2)
Each of David Ivry, Robert Fischell and Fellice Pelled resigned as directors of InspireMD, Ltd. on March 31, 2011. Pursuant to the terms of the directors’ vested options, the vested options expired thirty days after the directors’ resignations. However, in connection with their resignation, we granted Mr. Ivry and Mr. Pelled replacement options.  As of December 31, 2011, the following directors owned the following number of outstanding options to purchase common stock: David Ivry (162,322) and Fellice Pelled (162,322).

Through March 31, 2011, other than Mr. Paz and Dr. Holzer, we previously paid each director $330 per meeting for each board meeting attended and $1,230 for each quarter served on the board of directors.

The following table shows information concerning our directors other than Mr. Paz and Dr. Holzer, during the fiscal year ended December 31, 2011.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards(1) ($)	All Other Compensation ($)	Total ($)
Sol J. Barer, Ph.D.	-	5,655,000(2)	4,783,659	-	10,438,659
Paul Stuka	-	-	111,344	-	111,344
Eyal Weinstein	-	-	27,836	-	27,836

(1)
The amounts in this column reflect the dollar amounts recognized for financial statement reporting purposes with respect to the year ended December 31, 2010, in accordance with FASB ASC Topic 718. Fair value is based on the Black-Scholes option pricing model using the fair value of the underlying shares at the measurement date. For additional discussion of the valuation assumptions used in determining stock-based compensation and the grant date fair value for stock options, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies—Share-Based Compensation” and Note 2—“Significant Accounting Policies” and Note 11—“Share-Based Compensation” of the Notes to the Consolidated Financial Statements for Two Years Ended December 31, 2010 and Note 7—Fair Value Measurement” of the Notes to the Condensed Consolidated Financial Statements for the Nine months ended September 30, 2011 included herein.

(2)
On November 16, 2011, in connection with his appointment as chairman of our board of directors, we issued Dr. Barer 2,900,000 shares of our common stock, all of which were immediately vested.  The fair market value was $1.95 per share.

We do not currently provide cash compensation to our directors for acting as such, although we may do so in the future. We reimburse our directors for reasonable expenses incurred in connection with their service as directors.  In addition, in 2011, we made the following option grants to the following directors.  Each grant was made under the InspireMD, Inc. 2011 UMBRELLA Option Plan, unless otherwise noted.

Name	Shares Subject to Options	Exercise Price	Vesting Schedule	Expiration	Fair Market Value on Grant Date
Sol J. Barer, Ph.D.	1,000,000(1)(2)	$1.50	Fully vested upon grant.	September 30, 2011(3)	$1,000,255
	500,000(2)	$2.50	One-half annually in 2012 and 2013 on the anniversary of the date of grant, provided that if Dr. Barer is (i) not reelected as a director at our 2012 annual meeting of stockholders, or (ii) not nominated for reelection as a director at our 2012 annual meeting of stockholders, the option vests and becomes exercisable on the date of such failure to be reelected or nominated.	July 11, 2021	$709,997

1,450,000(1)(4)	$1.95	In substantially equal monthly installments (with any fractional shares vesting on the last vesting date) on the last business day of each calendar month over a two year period from the date of grant, with the first installment vesting on November 30, 2011, provided that Dr. Barer is still providing services to us in some capacity as of each such vesting date.	November 16, 2021	$1,536,703
725,000(1)	$1.95	Upon the date we become listed on a registered national securities exchange (such as the New York Stock Exchange, NASDAQ Stock Market, or the NYSE Amex), provided that such listing occurs on or before December 31, 2012, and provided further that Dr. Barer is still providing services to us in some capacity as of such vesting date.	November 16, 2021	$768,352
725,000(1)(4)	$1.95	Upon the date that we receive research coverage from at least two investment banks that ranked in the top 20 investment banks in terms of underwritings as of their most recently completed fiscal year, and/or leading analysts, as ranked by either the Wall Street Journal, the Financial Times, Zacks Investment Research or Institutional Investor, provided that we receive such coverage on or before December 31, 2012, and, provided further that Dr. Barer is still providing services to us in some capacity as of such vesting date.	November 16, 2021	$768,352

Paul Stuka	100,000(2)	$1.95	One-third annually in 2012, 2013 and 2014 on the anniversary of the date of grant, provided that if Mr. Stuka is (i) not reelected as a director at our 2012 annual meeting of stockholders, or (ii) not nominated for reelection as a director at our 2012 annual meeting of stockholders, the option vests and becomes exercisable on the date of such failure to be reelected or nominated.	August 8, 2021	$111,344
Eyal Weinstein	25,000(2)	$1.95	One-third annually in 2012, 2013 and 2014 on the anniversary of the date of grant, provided that if Mr. Weinstein is required to resign from the board due to medical reasons, the option vests and becomes exercisable on the date of Mr. Weinstein’s resignation for medical reasons.	August 8, 2021	$27,836
____________________
(1) This option was issued outside the InspireMD, Inc. 2011 UMBRELLA Option Plan.

(2) This option was granted in connection with the appointment of this person to our board of directors.

(3) This option was exercised in full by Dr. Barer on September 28, 2011.

(4) This option was granted to Dr. Barer in connection with his appointment as chairman of our board of directors on November 16, 2011.

In addition to the foregoing, on November 16, 2011, in connection with his appointment as chairman of our board of directors, we issued Dr. Barer 2,900,000 shares of our common stock, all of which were immediately vested.

In addition to the foregoing, on January 30, 2012, in connection his appointment to our board of directors, we issued James Barry, Ph.D. an option to purchase 100,000 shares of our common stock, which will vest one-third annually in 2013, 2014 and 2015 on the anniversary of the date of grant, provided that if Dr. Barry is (i) not reelected as a director at our 2014 annual meeting of stockholders, or (ii) not nominated for reelection as a director at our 2014 annual meeting of stockholders, the option vests and becomes exercisable on the date of such failure to be reelected or nominated.

Directors’ and Officers’ Liability Insurance

We currently have directors’ and officers’ liability insurance insuring our directors and officers against liability for acts or omissions in their capacities as directors or officers, subject to certain exclusions.  Such insurance also insures us against losses which we may incur in indemnifying our officers and directors.  In addition, we have entered into indemnification agreements with key officers and directors and such persons shall also have indemnification rights under applicable laws, and our certificate of incorporation and bylaws.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2011, Messrs. Stuka and Weinstein and Dr. Barer served on our compensation committee.  We established our compensation committee during the fiscal year ended December 31, 2011.  Prior to that, we did not have a compensation committee and during such period, Ofir Paz, our chief executive officer, and Asher Holzer, our president and former chairman, participated in deliberations of the board of directors concerning executive officer compensation.  None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis with the members of our management and, based on such review and discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

COMPENSATION COMMITTEE
Eyal Weinstein, Chairman
Paul Stuka
Sol J. Barer

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 7, 2012 by:

•	each person known by us to beneficially own more than 5.0% of our common stock;

•	each of our directors;

•	each of the named executive officers; and

•	all of our directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security.  Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o InspireMD, Inc., 3 Menorat Hamaor St., Tel Aviv, Israel 67448.  As of March 7, 2012, we had 68,178,947 shares outstanding.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percentage Beneficially Owned(1)
5% Owners
Yuli Ofer (2)	4,518,301		6.6%
Officers and Directors
Ofir Paz	10,385,494	(3)	15.2%
Asher Holzer, Ph.D.	10,300,437	(4)	15.1%
Eli Bar	1,068,616	(5)	1.5%
Craig Shore	121,741	(6)	0.2%
Sara Paz	10,385,494	(3)	15.2%
Sol J. Barer, Ph.D. (7)	4,262,500	(8)	6.3%
James Barry, Ph.D. (9)	0		0
Paul Stuka (10)	2,000,000	(11)	2.9%
Eyal Weinstein (12)	0		0
All directors and executive officers as a group (9 persons)	28,138,788		39.9%
________________
*	Represents ownership of less than one percent.

(1)
Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 7, 2012. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)	Mr. Ofer’s address is 36 Hamesila Street, Herzeliya, Israel.

(3)
This amount includes options to purchase 121,742 shares of common stock that are currently exercisable within 60 days of March 7, 2012.  This amount does not include 372,528 shares of common stock that Mr. Paz presently holds as trustee for a family trust.  Mr. Paz does not have either voting power or dispositive power over these shares and disclaims all beneficial ownership therein.  Ofir Paz and Sara Paz share voting and investment power with respect to all shares reported by either Mr. Paz or Ms. Paz.

(4)
This amount does not include 58,923 shares of common stock that Dr. Holzer presently holds as trustee for a family trust.  Dr. Holzer does not have either voting power or dispositive power over these shares and disclaims all beneficial ownership therein.

(5)	Represents options that are currently exercisable or exercisable within 60 days of March 7, 2012.

(6)	Represents options that are currently exercisable or exercisable within 60 days of March 7, 2012.

(7)	Dr. Barer’s address is 67 Park Place East, Suite 675, Morristown, NJ 07960.

(8)	Comprised of (i) 3,900,000 shares of common stock and (ii) options to purchase 362,500 shares of common stock that are currently exercisable or exercisable within 60 days of March 7, 2012.

(9)	Dr. Barry’s address is 35 Jackson Circle, Marlborough, Massachusetts 01752.

(10)	Mr. Stuka’s address is c/o Osiris Partners, LLC, 1 Liberty Square, 5th Floor, Boston, MA 02109.

(11)
Paul Stuka is the principal and managing member of Osiris Investment Partners, L.P., and, as such, has beneficial ownership of the (i) 1,333,333 shares of common stock and (ii) currently exercisable warrants to purchase 666,667 shares of common stock held by Osiris Investment Partners, L.P.

(12)	Mr. Weinstein’s address is c/o Leorlex Ltd., P.O. Box 15067 Matam, Haifa, Israel 3190.

Equity Compensation Plan Information

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2011 with respect to our equity compensation plans under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	8,663,411		$0.83	6,336,589
Equity compensation plans not approved by security holders	3,858,583	(1)	$1.59	0
Total	12,521,994		$1.07	6,336,589
________________

(1) Comprised of awards made to individuals outside the InspireMD, Inc. 2011 UMBRELLA Option Plan, as described below:

•
Options issued to certain providers of finder services: from May 2005 through December 2010, we issued options to purchase an aggregate of 299,394 shares of common stock to seven different finders who assisted in raising funds for us.  The exercise price of these options range from par value to $1.23.  All such options are all fully vested.  These options expire between April 2012 through June 2016.

•
Options issued to a consultant: in May 2006, we issued options to purchase 334,545 shares of common stock to a consultant. The exercise price of these options was $0.19.  We believe these options have expired, but they are included above because such expiration is currently under legal dispute.

•
Options issued to former directors: in August 2011, we issued options to purchase an aggregate of 324,644 shares of common stock to David Ivry and  Fellice Pelled.  Both Mr. Ivry and Mr. Peled resigned as directors of InspireMD Ltd. on March 31, 2011. Pursuant to the terms of the directors’ vested options, the vested options expired thirty days after the directors’ resignations. However, in connection with their resignation, we granted Mr. Ivry and Mr. Pelled each replacement options to purchase 162,322 shares of common stock. The exercise price of these options is $1.23 and they expire on December 31, 2014.

•
Options issued to current director: in November 2011, we issued options to purchase an aggregate of 2,900,000 shares of common stock to Sol J. Barer, the chairman of our board of directors.  For a description of these options, please see “Item 11. Executive Compensation—Director Compensation.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On March 31, 2011, in connection with our share exchange transactions with the former shareholders of InspireMD Ltd. and succession to InspireMD Ltd.’s business as our sole line of business, we transferred all of our pre-share exchange operating assets and liabilities to Saguaro Holdings, Inc., a Delaware corporation and our wholly owned subsidiary. Immediately after this transfer, we transferred all of Saguaro Holdings, Inc.’s outstanding capital stock to Lynn Briggs, our then-majority stockholder and our former president, chief executive officer, chief financial officer, secretary-treasurer and sole director, in exchange for the cancellation of 7,500,000 shares of our common stock held by Ms. Briggs.

In accordance with the Company’s audit committee charter, the audit committee is required to approve all related party transactions.  In general, the audit committee will review any proposed transaction that has been identified as a related party transaction under Item 404 of Regulation S-K, which means a transaction, arrangement or relationship in which we and any related party are participants in which the amount involved exceeds $120,000. A related party includes (i) a director, director nominee or executive officer of us, (ii) a security holder known to be an owner of more than 5% of our voting securities, (iii) an immediate family member of the foregoing or (iv) a corporation or other entity in which any of the foregoing persons is an executive, principal or similar control person or in which such person has a 5% or greater beneficial ownership interest.

The share exchange transactions were not approved by our audit committee, because such committee had not yet been formed.

Director Independence

The board of directors has determined that Drs. Barer and Barry and Messrs. Stuka and Weinstein satisfy the requirement for independence set out in Section 5605(a)(2) of the Nasdaq Stock Market Rules and that each of these directors has no material relationship with us (other than being a director and/or a stockholder).  In making its independence determinations, the board of directors sought to identify and analyze all of the facts and circumstances relating to any relationship between a director, his immediate family or affiliates and our company and our affiliates and did not rely on categorical standards other than those contained in the Nasdaq rule referenced above.

Item 14. Principal Accountant Fees and Services.

The fees billed for professional services provided to us by Kesselman & Kesselman, Certified Public Accountants (“Kesselman”), a member of PricewaterhouseCoopers International Limited, for the fiscal year ended December 31, 2011 and 2010 are described below.

Audit Fees

Kesselman billed the Company audit fees in the aggregate amount of $205,000 for the year ended December 31, 2011 and $132,000 for the year ended December 31, 2010. These fees relate to the audit of our annual financial statements, the review of our interim quarterly financial statements and, in 2011, Sarbanes-Oxley compliance work.

Audit-Related Fees

Kesselman billed the Company audit-related fees in the aggregate amount of $106,300 for the year ended December 31, 2011.  These fees relate to our Registration Statement initially filed on June 16, 2011, amendments thereto and documentation of processes and controls related to Sarbanes-Oxley compliance. Kesselman did not bill the Company for any audit-related fees for the year ended December 31, 2010.

Tax Fees

Kesselman billed the Company tax fees in the aggregate amount of $26,000 for the year ended December 31, 2011 and $29,000 for the year ended December 31, 2010.  These fees relate to professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Kesselman billed the Company other fees in the aggregate amount of $0 for the year ended December 31, 2011 and $31,675 for the year ended December 31, 2010. These fees relate to review of unaudited pro forma financial statements and to due diligence in connection with the share exchange transactions.

For the fiscal year ended December 31, 2010 and the portion of the fiscal year ended December 31, 2011 prior to our formation of the audit committee, the board of directors considered the audit fees, audit-related fees, tax fees and other fees paid to our accountants, as disclosed above, and determined that the payment of such fees was compatible with maintaining the independence of the accountants.  Our audit committee pre-approves all auditing services, internal control-related services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor, except for de minimis non-audit services that are approved by the audit committee prior to the completion of the audit.  The audit committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals is presented to the full audit committee at its next scheduled meeting.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Documents filed as part of report:

1.  Financial Statements

The following financial statements are included herein:

Report of Kesselman & Kesselman, Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009
Consolidated Statements of Changes in Equity (Capital Deficiency) for the Years Ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements

2.  Financial Statement Schedules

None

3.  Exhibits

See Index to Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIREMD, INC.

Date: March 13, 2012	By:	/s/ Ofir Paz
Ofir Paz Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ofir Paz	Chief Executive Officer and Director	March 13, 2012
Ofir Paz	(principal executive officer)
/s/ Asher Holzer	President and Director	March 13, 2012
Asher Holzer
/s/ Craig Shore	Chief Financial Officer, Secretary and Treasurer	March 13, 2012
Craig Shore	(principal financial and accounting officer)
/s/ Sol J. Barer	Chairman of the Board of Directors	March 13, 2012
Sol J. Barer
/s/ James Barry	Director	March 13, 2012
James Barry
/s/ Paul Stuka	Director	March 13, 2012
Paul Stuka
/s/ Eyal Weinstein	Director	March 13, 2012
Eyal Weinstein

Index to Exhibits

Exhibit No.	Description
2.1
Share Exchange Agreement, dated as of December 29, 2010, by and among InspireMD Ltd., Saguaro Resources, Inc., and the Shareholders of InspireMD Ltd. that are signatory thereto (incorporated by reference to Exhibit 10.1 to Saguaro Resources, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2011)

2.2
Amendment to Share Exchange Agreement, dated February 24, 2011 (incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

2.3
Second Amendment to Share Exchange Agreement, dated March 25, 2011 (incorporated by reference to Exhibit 2.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011)

10.1+	Amended and Restated 2011 Umbrella Option Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2011)

10.2+	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.3
Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated as of March 31, 2011 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.4
Stock Purchase Agreement, by and between InspireMD, Inc. and Lynn Briggs, dated as of March 31, 2011 (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.5
Securities Purchase Agreement, dated as of March 31, 2011, by and among InspireMD, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.6	Form of $1.80 Warrant (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.7	Form of $1.23 Warrant (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.8
$1,250,000 Convertible Debenture, dated July 20, 2010, by and between InspireMD Ltd. and Genesis Asset Opportunity Fund, L.P. (incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.9
Unprotected Leasing Agreement, dated February 22, 2007, by and between Block 7093 Parcel 162 Company Ltd. Private Company 510583156 and InspireMD Ltd.  (incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.10
Securities Purchase Agreement, dated as of July 22, 2010, by and among InspireMD Ltd. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.11
Manufacturing Agreement, by and between InspireMD Ltd. and QualiMed Innovative Medizinprodukte GmbH, dated as of September 11, 2007 (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.12
Development Agreement, by and between InspireMD Ltd. and QualiMed Innovative Medizinprodukte GmbH, dated as of January 15, 2007 (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.13
License Agreement, by and between Svelte Medical Systems, Inc. and InspireMD Ltd., dated as of March 19, 2010  (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.14+
Agreement, by and between InspireMD Ltd. and Ofir Paz, dated as of April 1, 2005 (incorporated by reference to Exhibit 10.14 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.15+
Amendment to the Employment Agreement, by and between InspireMD Ltd. and Ofir Paz, dated as of October 1, 2008 (incorporated by reference to Exhibit 10.15 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.16+
Second Amendment to the Employment Agreement, by and between InspireMD Ltd. and Ofir Paz, dated as of March 28, 2011 (incorporated by reference to Exhibit 10.16 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.17+
Personal Employment Agreement, by and between InspireMD Ltd. and Asher Holzer, dated as of April 1, 2005 (incorporated by reference to Exhibit 10.17 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.18+
Amendment to the Employment Agreement, by and between InspireMD Ltd. and Asher Holzer, dated as of March 28, 2011 (incorporated by reference to Exhibit 10.18 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.19+
Personal Employment Agreement, by and between InspireMD Ltd. and Eli Bar, dated as of June 26, 2005 (incorporated by reference to Exhibit 10.19 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.20+
Employment Agreement, by and between InspireMD Ltd. and Bary Oren, dated as of August 25, 2009 (incorporated by reference to Exhibit 10.20 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.21+
Employment Agreement, by and between InspireMD Ltd. and Craig Shore, dated as of November 28, 2010 (incorporated by reference to Exhibit 10.21 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.22+
Form of Indemnity Agreement between InspireMD, Inc. and each of the directors and executive officers thereof (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.23
Agreement with Bank Mizrahi Tefahot LTD. for a loan to InspireMD Ltd. in the original principal amount of $750,000 (incorporated by reference to Exhibit 10.23 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.24
Securities Purchase Agreement, dated as of April 18, 2011, by and among InspireMD, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2011)

10.25	Form of Warrant (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2011)

10.26
Agreement by and between InspireMD Ltd. and MeKo Laser Material Processing, dated as of April 15, 2010 (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.27
Agreement by and between InspireMD Ltd. and Natec Medical Ltd, dated as of September 23, 2009 (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.28
Exclusive Distribution Agreement by and between InspireMD Ltd. and Hand-Prod Sp. Z o.o, dated as of December 10, 2007 (incorporated by reference to Exhibit 10.28 to Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 12, 2011)

10.29
Factoring Agreement by and between InspireMD Ltd. and Bank Mizrahi Tefahot Ltd., dated as of February 22, 2011 (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.30+
$1.50 Nonqualified Stock Option Agreement, dated as of July 11, 2011, by and between InspireMD, Inc. and Sol J. Barer, Ph.D. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2011)

10.31+
Consultancy Agreement, dated as of April 1, 2011, by and between InspireMD Ltd. and Ofir Paz (incorporated by reference to Exhibit 10.34 to Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 21, 2011)

10.32+
Consultancy Agreement, dated as of April 29, 2011, by and between InspireMD Ltd. and Asher Holzer (incorporated by reference to Exhibit 10.35 to Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 21, 2011)

10.33
Exclusive Distribution Agreement by and between InspireMD GmbH. and IZASA Distribuciones Tecnicas SA, dated as of May 20, 2009 (incorporated by reference to Exhibit 10.36 to Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 12, 2011)

10.34
Amendment to the Distribution Agreement by and between InspireMD GmbH. and IZASA Distribuciones Tecnicas SA, dated as of February 2011 (incorporated by reference to Exhibit 10.37 to Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 12, 2011)

10.35
Exclusive Distribution Agreement by and between InspireMD Ltd. and Tzamal-Jacobsohn Ltd., dated as of December 24, 2008 (incorporated by reference to Exhibit 10.38 to Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 12, 2011)

10.36
Exclusive Distribution Agreement by and between InspireMD Ltd. and Kirloskar Technologies (P) Ltd., dated as of May 13, 2010 (incorporated by reference to Exhibit 10.39 to Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 12, 2011)

10.37+
Consultancy Agreement by and between InspireMD Ltd. and Sara Paz, dated as of May 6, 2008 (incorporated by reference to Exhibit 10.40 to Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 12, 2011)

10.38+
Consultancy Agreement by and between InspireMD Ltd. and Sara Paz Management and Marketing Ltd., dated as of September 1, 2011 (incorporated by reference to Exhibit 10.41 to Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 12, 2011)

10.39
Clinical Trial Services Agreement, dated as of October 4, 2011, by and between InspireMD Ltd. and Harvard Clinical Research Institute, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2011)

10.40
Letter Agreement by and between InspireMD Ltd. and Tzamal-Jacobsohn Ltd., dated as of May 9, 2011 (incorporated by reference to Exhibit 10.43 to Amendment No. 4 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 1, 2011)

10.41+
Stock Award Agreement, dated as of November 16, 2011, by and between InspireMD, Inc. and Sol J. Barer, Ph.D. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2011)

10.42+
Nonqualified Stock Option Agreement, dated as of November 16, 2011, by and between InspireMD, Inc. and Sol J. Barer, Ph.D. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2011)

10.43*	Amendment No. 1 to Securities Purchase Agreement, dated as of June 21, 2011, by and among InspireMD, Inc. and the purchasers that are signatory thereto.

10.44*	Amendment No. 2 to Securities Purchase Agreement, dated as of November 14, 2011, by and among InspireMD, Inc. and the purchasers that are signatory thereto.

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Equity (Capital Deficiency), (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements

* Filed herewith.

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

+ Management contract or compensatory plan or arrangement.

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2011

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2011

The amounts are stated in US dollars in thousands

_______________
_________________________
_______________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders of
InspireMD Inc.

We have audited the accompanying consolidated balance sheets of InspireMD Inc. (the “Company”) and its subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity (capital deficency) and cash flows for each of the years in the three-year period ended December 31, 2011.  We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO”).  The Company’s Board of Directors and management are responsible for these financial statements, for maintaining effective internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting, included in the accompaning “Management's Report on Internal Control Over Financial Reporting” appearing under Item 9(A). Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations, changes in equity (capital deficiency)  and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

Tel Aviv, Israel	/s/ Kesselman & Kesselman
March 13, 2012	Certified Public Accountants (Isr.) A member of PricewaterhouseCoopers International Limited

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
CONSOLIDATED BALANCE SHEETS
(US dollars in thousands)

	December 31
	2011	2010

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,094	$636
Restricted cash	91	250
Accounts receivable:
Trade	2,284	852
Other	118	75
Prepaid expenses	72	3
Inventory:
On hand	2,061	1,704
On consignment	110	371
Total current assets	9,830	3,891

PROPERTY, PLANT AND EQUIPMENT, net	420	282
NON-CURRENT ASSETS:
Deferred debt issuance costs		15
Fund in respect of employee rights upon retirement	215	167
Total non-current assets	215	182
Total assets	$10,465	$4,355

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
CONSOLIDATED BALANCE SHEETS
(US dollars in thousands)

	December 31
	2011	2010

LIABILITIES AND EQUITY (CAPITAL DEFICIENCY)

CURRENT LIABILITIES:
Current maturities of long-term loan	$94	$355
Accounts payable and accruals :
Trade	814	1,103
Other	2,217	1,509
Advanced payment from customers	316	559
Loans from shareholders		20
Deferred revenues		398
Total current liabilities	3,441	3,944

LONG-TERM LIABILITIES:
Long term loan		75
Liability for employees rights upon retirement	270	206
Convertible loan		1,044
Total long-term liabilities	270	1,325

COMMITMENTS AND CONTINGENT LIABILITIES (Note 9)
Total liabilities	3,711	5,269

EQUITY (CAPITAL DEFICIENCY):

Common stock, par value $0.0001 per share; 125,000,000 shares authorized; 68,178,946 and 49,863,801 shares issued and outstanding at December 31, 2011 and 2010, respectively	7	5
Additional paid-in capital	43,388	21,057
Accumulated deficit	(36,641)	(21,976)
Total equity (capital deficiency)	6,754	(914)
Total liabilities and equity (less capital deficiency)	$10,465	$4,355

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(US dollars in thousands, except per share data)

	Year ended December 31
	2011	2010	2009

REVENUES	$6,004	$4,949	$3,411
COST OF REVENUES	3,011	2,696	2,291
GROSS PROFIT	2,993	2,253	1,120
OPERATING EXPENSES:
Research and development	2,474	1,338	1,330
Selling and marketing	1,973	1,236	1,040
General and administrative (including $8,542, $869, $65 of share based compensation for the years ended December 31, 2011, 2010 and 2009, respectively)	12,275	2,898	1,467
Total operating expenses	16,722	5,472	3,837
LOSS FROM OPERATIONS	(13,729)	(3,219)	(2,717)
FINANCIAL EXPENSES (INCOME), net	934	154	(40)
LOSS BEFORE TAX EXPENSES	(14,663)	(3,373)	(2,677)
TAX EXPENSES	2	47	47
NET LOSS	$(14,665)	$(3,420)	$(2,724)
NET LOSS PER SHARE - basic and diluted	$(0.24)	$(0.07)	$(0.06)
WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES USED IN COMPUTING NET LOSS PER SHARE - basic and diluted	61,439,700	49,234,528	47,658,853

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CAPITAL DEFICIENCY)

	Ordinary shares
	Number of shares	Par value	Additional paid-in capital	Accumulated deficit	Total equity (capital deficiency)
		US dollars in thousands
BALANCE AT JANUARY 1, 2009	47,061,936	$5	$15,961	$(15,832)	$134
CHANGES DURING 2009:
Net loss				(2,724)	(2,724)
Exercise of options by employees	458,722	*	*		*
Employee and non-employee share-based compensation expenses			594		594
Redemption of beneficial conversion feature of convertible loan			(308)		(308)
Issuance of ordinary shares, net of $44 issuance cost	817,722	*	965		965
BALANCE AT DECEMBER 31, 2009	48,338,380	5	17,212	(18,556)	(1,339)
CHANGES DURING 2010:
Net loss				(3,420)	(3,420)
Employee and non-employee share-based compensation expenses			1,640		1,640
Issuance of warrants, net of $23 issuance costs			424		424
Issuance of ordinary shares, net of $97 issuance costs	1,525,421	*	1,781		1,781
BALANCE AT DECEMBER 31, 2010	49,863,801	5	21,057	(21,976)	(914)
CHANGES DURING 2011:
Net loss				(14,665)	(14,665)
Employee and non-employee share-based compensation expenses	2,993,785	1	11,605		11,606
Issuance of shares and warrants, net of $2,835 issuance costs	12,992,269	1	7,653		7,654
Issuance of ordinary shares, net of $185 issuance costs	802,866	*	805		805
Exercise of options by employee	1,000,000	*	1,500		1,500
Conversion of convertible loans	526,225	*	768		768
BALANCE AT DECEMBER 31, 2011	68,178,946	$7	$43,388	$(36,641)	$6,754

* Represents an amount less than $1

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(US dollars in thousands)

	Year ended December 31
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,665)	$(3,420)	$(2,724)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	89	91	89
Loss from sale of property, plant and equipment	15
Change in liability for employees right upon retirement	58	42	42
Financial expenses (income)	897	94	(224)
Share-based compensation expenses	9,590	1,620	562
Loss (gains) on amounts funded in respect of employee rights upon retirement, net	8	(11)	(10)
Changes in operating asset and liability items:
Decrease (increase) in prepaid expenses	(69)	36	(32)
Decrease (increase) in trade receivables	(1,432)	337	(969)
Decrease (increase) in other receivables	(50)	9	(27)
Decrease in inventory on consignment	261	722	330
Increase in inventory on hand	(357)	(758)	(241)
Increase (decrease) in trade payables	(371)	196	612
Decrease in deferred revenues	(398)	(1,577)	(507)
Increase (decrease) in other payable and advance payment from customers	421	(91)	1,554
Net cash used in operating activities	(6,003)	(2,710)	(1,545)
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in restricted cash	159	52	(272)
Purchase of property, plant and equipment	(139)	(81)	(34)
Proceeds from sale of property, plant and equipment	41		4
Amounts funded in respect of employee rights upon retirement, net	(48)	(17)	(44)
Net cash provided (used) in investing activities	13	(46)	(346)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares and warrants, net of issuance costs of $1,014, $78 and $11 in the years ended December 31, 2011, 2010 and 2009, respectively	10,564	2,245	976
Exercise of options	1,500
Proceeds from long-term loan, net of $41 issuance costs			419
Proceeds from convertible loan at fair value through profit or loss, net of $60 issuance costs		1,073
Repayment of long term loan	(375)	(281)
Repayment of loans from shareholders	(20)		(20)
Repayment of convertible loans	(1,000)		(720)
Net cash provided by financing activities	10,669	3,037	655
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(221)	(21)	41
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,458	260	(1,195)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	636	376	1,571
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF YEAR	$5,094	$636	$376
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Taxes on income paid	$37	$56	$-
Interest paid	$24	$30	$88
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES -
Receivables on account of shares	$-	$-	$20
Conversion of convertible loan into shares	$668	$-	$-
Purchasing of property, plant and equipment in credit and in consideration of share based payment	$144	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

InspireMD, Inc., formerly Saguaro Resources, Inc., (hereafter - the “Company”), a public company, is a Delaware corporation formed on February 29, 2008.  On March 28, 2011, the Company changed its name to InspireMD, Inc.

On December 29, 2010, the Company entered into a Share Exchange Agreement (hereafter - the “Exchange Agreement”) by and among the Company and InspireMD Ltd., a limited company incorporated under the laws of the State of Israel in April 2005.  Subsequent to the date of execution of the Exchange Agreement, shareholders of InspireMD, Ltd., holding 91.7% of InspireMD Ltd.’s issued and outstanding ordinary shares, executed a joinder to the Exchange Agreement and became parties thereto (hereafter - the “InspireMD Shareholders”).  Pursuant to the Exchange Agreement, on March 31, 2011, the InspireMD Shareholders transferred all of their ordinary shares in InspireMD Ltd. to the Company in exchange for 46,471,907 newly issued shares of common stock of the Company (hereafter - the “Initial Share Exchange”).  In addition, the remaining holders of InspireMD Ltd.’s ordinary shares separately transferred all of their ordinary shares of InspireMD Ltd. to the Company, in exchange for an aggregate of 4,194,756 newly issued shares of common stock of the Company (hereafter - the “Follow Up Share Exchange” and, together with the Initial Share Exchange, the “Share Exchange”).  As a result of the Share Exchange, InspireMD Ltd. became a wholly owned subsidiary of the Company.

The Share Exchange is being accounted for as a reverse recapitalization, equivalent to the issuance of stock by InspireMD Ltd., for the net monetary assets of the Company.  Accordingly, the historical financial statements of the Company reflect the historical operations and financial statements of InspireMD Ltd.

The Company, together with its subsidiaries, is a medical device company focusing on the development and commercialization of its proprietary stent platform technology, MGuard™.  MGuard™ provides embolic protection in stenting procedures by placing a micron mesh sleeve over a stent.  The Company’s initial products are marketed for use in patients with acute coronary syndromes, notably acute myocardial infarction (heart attack) and saphenous vein graft coronary interventions (bypass surgery).  The Company markets its products through distributors in international markets, mainly in Europe and Latin America.

In addition, the Company operates in Germany through its wholly-owned subsidiary InspireMD GmbH, a German limited liability company incorporated in November 2007, where the Company subcontracts the manufacturing of its stents.

Management of the Company believes that funds available at December 31, 2011, together with anticipated cash flows, will fund the Company’s operations through the second quarter of 2013. Thereafter, to fund operations or to expand the breadth of the Company’s present business, it will need to raise further capital, through the sale of additional equity securities or otherwise.  Future capital requirements and the adequacy of its available funds will depend on many factors, including its ability to successfully commercialize its MGuardTM products, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement its product offerings. However, the Company may be unable to raise sufficient additional capital when needed or raise capital on favorable terms. The terms of any securities issued by the Company in future financings may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect on the holders of any of our securities then outstanding.  If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly, possibly postpone or halt our US Food and Drug Administration clinical trial or obtain funds by entering into financing agreements on unattractive terms.

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

a.	Accounting principles

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (hereafter - “US GAAP”).

b.	Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates using assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Actual results could differ from those estimates.

As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to revenue recognition including provision for returns, legal contingencies, estimation of the fair value of share-based compensation and estimation of the fair value of a convertible loan.

c.	Functional currency

The currency of the primary economic environment in which the operations of the Company and its subsidiaries are conducted is the US dollar (hereafter - “$” or “dollar”).  Accordingly, the functional currency of the Company and of the subsidiaries is the dollar.

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

d.	Principles of consolidation

The consolidated financial statements include the accounts of the Company and of its subsidiaries. Intercompany transactions and balances, have been eliminated upon consolidation.

e.	Cash and cash equivalents

The Company considers all highly liquid investments, which include short-term bank deposits, (up to three months from date of deposit), that are not restricted as to withdrawal or use, to be cash equivalents.

f.	Restricted cash

The Company maintains certain cash amounts restricted as to withdrawal or use, related to long-term loan and credit cards. Restricted cash is denominated in US dollars and New Israel Shekel (hereafter - “NIS”).

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

g.	Concentration of credit risk and allowance for doubtful accounts

Financial instruments that may potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and restricted cash, which are deposited in major financial institutions in United States of America (hereafter - “US”), Israel and Germany, and trade accounts receivable. The Company’s trade accounts receivable are derived from revenues earned from customers from various countries. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company also has a credit insurance policy for some of its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected ability to collect the accounts receivable. The Company reviews its allowance for doubtful accounts quarterly by assessing individual accounts receivable and all other balances based on historical collection experience and an economic risk assessment. If the Company determines that a specific customer is unable to meet its financial obligations to the Company, the Company provides an allowance for credit losses to reduce the receivable to the amount management reasonably believes will be collected. To mitigate risks the Company deposits cash and cash equivalents with high credit quality financial institutions.

Provisions for doubtful debts are netted against “Accounts receivable-trade.”

h.	Inventory

Inventories include finished goods, work in process and raw materials.  Inventories are stated at the lower of cost (cost is determined on a “first-in, first-out” basis) or market value. The Company’s inventories generally have a limited shelf life and are subject to impairment as they approach their expiration dates. The Company regularly evaluates the carrying value of the Company’s inventories and when, in the Company’s opinion, factors indicate that impairment has occurred, the Company establishes a reserve against the inventories’ carrying value. The Company’s determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires management to utilize significant judgment. To date, inventory adjustments have not been material.  In respect to inventory on consignment, see Note 2(k).

i.	Property, plant and equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets: over three years for computers and other electronic equipment, five years for vehicles and seven to fifteen years for office furniture and equipment, and machinery and equipment (mainly seven years). Leasehold improvements are amortized on a straight-line basis over the term of the lease, which is shorter than the estimated life of the improvements.

j.	Impairment of property, plant and equipment

The Company reviews its property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) of the Property, plant and equipment is less than the carrying amount of such assets, an impairment loss would be recognized, and the assets would be written down to their estimated fair values.

To date, the Company has not recorded any impairment charges relating to its property, plant and equipment.

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

k.	Revenue recognition

Revenue is recognized when delivery has occurred, evidence of an arrangement exists, title and risks and rewards for the products are transferred to the customer, collection is reasonably assured and when product returns can be reliably estimated. When product returns can be reliably estimated a provision is recorded, based on historical experience, and deducted from revenues. The provision for sales returns and related costs are included in “Accounts payable and accruals - other” under “current liabilities”, and “Inventory on consignment”, respectively.

When returns cannot be reliably estimated, both related revenues and costs are deferred, and presented under "Deferred revenues" and "Inventory on consignment", respectively.

As of December 31, 2011, there is no deferred revenue in the balance sheet since, as of this date, the rate of returns can be reliably estimated.

The Company’s revenue arrangements may contain delivery of free products upon the achievement of sales targets. Each period, the Company estimates the amount of free products these distributors will be entitled based upon the expected achievement of sales targets and deferrers a portion of revenues accordingly.

The Company recognizes revenue net of value added tax (VAT).

l.	Research and development costs

Research and development costs are charged to the statement of operations as incurred.

m.	Share-based compensation

Employee option awards are classified as equity awards and accounted for using the grant-date fair value method. The fair value of share-based awards is estimated using the Black-Scholes valuation model, which is expensed over the requisite service period, net of estimated forfeitures. The Company estimates forfeitures based on historical experience and anticipated future conditions.

The Company elected to recognize compensation expenses for awards with only service conditions that have graded vesting schedules using the accelerated multiple option approach.

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

The Company accounts for equity instruments issued to third party service providers (non-employees), by recording the fair value of the options granted using an option pricing model, at each reporting period, until rewards are vested in full. The expense is recognized over the vesting period using the accelerated multiple option approach.

However, when the expense relates to options granted to third parties as consideration for introducing investors to the Company, (hereafter - “Finder's services”) the expense is recorded at its fair value in Equity, as issuance costs.

In addition, certain share-based awards of the Company are performance based and dependent upon achieving certain goals. In  respect to these awards the company  estimates  the expected pre-vesting award probability that the performance conditions will be achieved. The Company only recognizes expense for the shares which are expected to vest.

n.	Uncertain tax positions

The Company follows a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit. If under the first step a tax provision is assessed to be more likely than not of being sustained on audit second step is applied, under which the tax benefit is measured as the largest amount that is more than 50% likely of being realized upon ultimate settlement. Such liabilities are classified as long-term, unless the liability is expected to be resolved within twelve months from the balance sheet date. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within financial expenses.

o.	Deferred Income taxes

Deferred taxes are determined utilizing the “asset and liability” method based on the estimated future tax effects of differences between the financial accounting and tax bases of assets and liabilities under the applicable tax laws, and on tax rates anticipated to be in effect when the deferred taxes are expected to be paid or realized. The Company assesses realization of deferred income tax assets and, based on all available evidence, concludes whether it is more likely than not that the net deferred income tax assets will be realized. A valuation allowance is provided for the amount of deferred income tax assets not considered to be realizable.

The Company may incur additional tax liability in the event of intercompany dividend distributions by its subsidiary. Such additional tax liability in respect of these foreign subsidiaries has not been provided for in these financial statements as it is the Company’s policy to permanently reinvest the subsidiaries’ earnings and to consider distributing dividends only when this can be facilitated in connection with a specific tax opportunity that may arise.

Taxes which would apply in the event of disposal of investments in the foreign subsidiary have not been taken into account in computing the deferred taxes, as it is the Company’s intention to hold, and not to realize, this investment.

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

p.	Advertising

Costs related to advertising and promotion of products are charged to sales and marketing expense as incurred. Advertising expenses for the years ended December 31, 2011, 2010 and 2009 were $400, $467 and $275 thousand, respectively.

q.	Net loss per share

Basic and diluted net loss per share is computed by dividing the net loss for the year by the weighted average number of ordinary shares outstanding during the year. The calculation of diluted net loss per share excludes potential ordinary shares as the effect is anti-dilutive. Potential ordinary shares are comprised of incremental ordinary shares issuable upon the exercise of share options, warrants and convertible loans.

For the years ended December 31, 2011, 2010 and 2009, all outstanding options, warrants and convertible loan have been excluded from the calculation of the diluted loss per share since their effect was anti-dilutive. The total number of ordinary shares related to outstanding options, warrants and convertible loans excluded from the calculations of diluted loss per share were 21,626,451, 9,502,111 and 5,877,388 for the years ended December 31, 2011, 2010 and 2009, respectively.

r.	Segment reporting

The Company has one operating and reportable segment.

s.	Factoring of receivables

During the years ended December 31, 2011 and 2010, the Company entered into factoring agreements amounting to $1,200 and $942 thousand, respectively with certain banking institutions on a non-recourse basis. The factoring of trade receivables under these agreements were accounted for as sales. Under the terms of these factoring agreements, the Company transferred ownership of eligible trade receivables without recourse to the respective banking institutions in exchange for cash. Proceeds on the transfers reflect the face value of the account less a discount. The discounts, amounting to $12 and $37 thousand during the years ended December 31, 2011 and 2010, respectively were recorded to “Financial expenses - net” within the Consolidated Statements of Operations.

The receivables sold pursuant to these factoring agreements are excluded from trade receivables on the Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Consolidated Statements of Cash Flows. The banking institution had no recourse to the Company’s assets for failure of debtors to pay when due.

The related commissions on the sales of trade receivables sold under these factoring agreements amounting to $23 and $4 thousand during the years ended December 31, 2011 and 2010, respectively were recorded to “Financial expenses – net” within the Consolidated Statements of Operations.

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

t.	Fair value measurement:

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

u.	Recently issued accounting guidance not yet adopted

Fair Value Measurement

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs (hereafter - “ASU 2011-04”). ASU 2011-04 changes certain fair value measurement principles and clarifies the application of existing fair value measurement guidance. These amendments include, among others, (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and (3) disclosing quantitative information about the unobservable inputs used within the Level 3 hierarchy.

For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2011 on a prospective basis. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011.The Company will adopt ASU 2011-04 on January 1, 2012. The Company does not expect ASU 2011-04 to have a material effect on its consolidated financial statements.

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - FAIR VALUE MEASURMENT

a.
The convertible loan (Note 6a) was initially recorded at a fair value of $1,133 thousand, and subsequently remeasured at fair value, with a decrease in fair value of $89 thousand, which is included in the profit and loss as of December 31, 2010.  During 2011 it was subsequently remeasured at fair value, with the increase in fair value of $624 included in the Consolidated Statements of Operations as of December 31, 2011. This security was measured at fair value on a recurring basis and classified in the "Significant Unobservable inputs" (Level 3) category.

b.
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

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT:

a.	Composition of assets, grouped by major classifications, is as follows:

	December 31
	2011	2010
	($ in thousands)
Cost:
Vehicles	$-	$44
Computer equipment	123	75
Office furniture and equipment	56	54
Machinery and equipment	597	416
Leasehold improvements	47	47
	823	636
Less - accumulated depreciation and amortization	(403)	(354)
Net carrying amount	$420	$282

b.	Depreciation and amortization expenses totaled approximately $89, $91 and $89 thousand for the years ended December 31, 2011, 2010 and 2009, respectively.

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LIABILITY FOR EMPLOYEES RIGHT UPON RETIREMENT

Israeli labor law generally requires payment of severance pay upon dismissal of an employee or upon termination of employment in certain other circumstances.

Pursuant to section 14 of the Israeli Severance Compensation Act, 1963, some of the Company's employees are entitled to monthly deposits, at a rate of 8.33% of their monthly salary, made in their name with insurance companies. Payments in accordance with section 14 relieve the Company from any future severance payments in respect of these employees.

The severance pay liability of the Company for the rest of its employees, which reflects the undiscounted amount of the liability, is based upon the number of years of service and the latest monthly salary. The severance pay liability  is partly covered by insurance policies and by regular deposits with recognized severance payment funds. The Company may only make withdrawals from the amounts funded for the purpose of paying severance pay. The severance pay expenses were $155, $114 and $78 thousand in the years ended December 31, 2011, 2010 and 2009, respectively.

Defined contribution plan expenses were $197, $90 and $82 in the years ended December 31, 2011, 2010 and 2009, respectively. Gain (loss) on amounts funded in respect of employee rights upon retirement totaled to $(8), $11 and $10 thousand for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company expects contribution plan expenses in 2012 to be approximately $323 thousand.

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - CONVERTIBLE LOANS

a.
In July 2010, InspireMD Ltd. entered into a Securities Purchase Agreement, pursuant to which InspireMD Ltd. issued (i) 8% Senior Convertible Debentures in the principal amount of $1.58 million (hereafter - the "Debentures") and (ii) three year warrants to purchase up to 1,014,513 shares of common stock  at an exercise price of $1.23 per share (as adjusted for the Share Exchange) (hereafter - "the Warrants") in exchange for aggregate gross proceeds of $1.58 million (hereafter, the “Convertible Debenture Transaction”). The Debentures accrued interest at the annual rate of 8% and were payable on the later of (i) two months following receipt by InspireMD Ltd. of a tax ruling from the Israeli Tax Authority that the issuance of shares of a US “shell company” in exchange for securities held by shareholders and option holders of InspireMD Ltd. would constitute a deferred tax event for InspireMD Ltd and/or its security holders or (ii) the six month anniversary of the issuance of the Debentures (the “Original Maturity Date”); provided however, that so long as the Company was not in default under the Debentures, InspireMD Ltd. had the right to extend the maturity date of the Debentures to nine months following the Original Maturity Date (the “Second Maturity Date”).

If InspireMD Ltd. completed a qualified financing in connection with a reverse merger prior to the Original Maturity Date, or the Second Maturity Date, if applicable, the holders of the Debentures had the option to convert the Debentures into shares of common stock of the surviving corporation at $1.50 per share or be repaid in cash.

In addition, provided that there was not an event of default, if InspireMD Ltd. completed a financing for at least $3 million prior to the Second Maturity Date, the Debentures would automatically convert into ordinary shares of InspireMD Ltd. at a 15% discount to the pricing of the new financing.

Finally, if an event of default had not occurred, and any Debenture was not previously converted, following the Second Maturity Date, such Debenture would automatically convert into ordinary shares of InspireMD Ltd. (i) if InspireMD Ltd. completed a financing for at least $3 million prior to the one year anniversary of the Second Maturity Date at a 15% discount to the pricing of the new financing or (ii) or if InspireMD Ltd. did not complete a financing for at least $3 million prior to the one year anniversary of the Second Maturity Date, at $10 per ordinary share.

Upon an event of default under the Debentures, the holders had the right to demand payment of all then unpaid principal and accrued but unpaid interest under the Debentures.

The Company elected to apply the fair value option  regarding the debentures  in accordance with Topic 825 (i.e. the Debenture will be measured at each balance sheet date at fair value and the changes in its fair value will be recorded in profit and loss). See Note 3.

The proceeds from the Convertible Debenture Transaction were allocated to the Debentures at their fair value with the residual proceeds ascribed to the Warrants as follows:

Debenture at fair value - $1,133 thousand.

Warrants - $447 thousand, net of $23 thousand direct transaction costs.

The issuance of the Warrants was recorded in the “Additional paid-in capital,” net of $23 thousand direct transaction costs allocated to the Warrants.

On March 31, 2011, holders of the Debentures surrendered $667,596 of outstanding principal and interest due under such Debentures in exchange for shares of common stock and warrants as part of the Company’s private placement on such date (hereafter - the “Debt Conversions”) as described in Note 10.

As a result of the Debt Conversions, there was $1 million of unpaid principal outstanding under the Debentures on March 31, 2011, which was repaid by the Company in May 2011, plus all accrued interest thereon.

b.
On January 4, 2011, InspireMD Ltd. entered into a convertible loan agreement with its distributor in Israel (hereafter - the “Lender”), in the amount of $100 thousand subject to the following conditions:

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

On June 1, 2011, the Lender surrendered $100 thousand of the convertible loan in exchange for 81,161 shares of common stock of the Company.

c.
In April 2008, InspireMD Ltd. entered into a convertible loan agreement with certain lenders. Under this agreement the lenders were issued convertible notes in the aggregate principal amount of $720 thousand, bearing annual interest of 10%, in exchange for $720 thousand. While the notes did not bear a maturity date, they were repayable on demand upon an event of default.The notes were convertible, at any time, into ordinary shares of InspireMD Ltd. at the option of the holders.

The notes were automatically convertible into ordinary shares of InspireMD Ltd. if InspireMD Ltd. completed a financing that resulted in at least $1 million (hereafter - “qualified financing”), at the lower conversion price of: (i) $1.48; or (ii) a discount of 30% on the price per share in such Qualified Financing.

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - CONVERTIBLE LOANS (continued):

The notes were also automatically convertible into ordinary shares of InspireMD Ltd. upon an initial public offering (hereafter – “IPO”) or upon a consolidation, merger or sale of all assets or shares of InspireMD Ltd. (hereafter - “exit transaction”), at the lower conversion price of: (i) $1.48; or (ii) a discount of 20% on the price per share in such exit transaction.

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company determined that a beneficial conversion feature existed at the issuance date of these notes, totaling $308 thousand. Because these notes do not have a stated redemption date (except on an event of default), and may be converted by the holder at any time, the beneficial conversion feature was recognized immediately on the issuance date as a financial expense, in the consolidated statements of operations.

In March 2009 (hereafter - “the Redemption Date”), these convertible notes were fully repaid (principal and accrued interest) due to a breach of the covenants by InspireMD Ltd. InspireMD Ltd. allocated the proceeds paid between the portion related to the redemption of the beneficial conversion feature and that related to the convertible loan, based on the guidance stipulated in ASC 470-20. The Company measured the portion allocated to the beneficial conversion feature based on the intrinsic value of the conversion feature at the extinguishment date, which amounted to $308 thousand (which equals the original beneficial conversion feature since the price of InspireMD Ltd.’s shares on the issuance date and the Redemption Date was the same). Accordingly, the difference between the amount allocated to the beneficial conversion feature plus the loan's carrying amount, and the cash paid, was recognized as financial income in the consolidated statements of operations.

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LONG-TERM LOAN

In January 2009, InspireMD Ltd. signed a loan agreement with Mizrahi Tefahot Bank.

According to the agreement InspireMD Ltd. is entitled to receive the following:

a.
A loan (hereafter - the “First Loan”) amounting to $750 thousand, bearing annual interest (quarterly paid) equal to Libor + 4%. The loan is payable in eight quarterly installments beginning April 2010.

b.
An additional loan (hereafter - the “Second Loan”) amounting to $750 thousand was to be received no later than August 3, 2009 and was subject to certain terms. InspireMD Ltd. did not meet the specific terms and therefore was not able to receive the second loan.

c.	A credit line amounting to $500 thousand for the purpose of financing export shipments. The credit line was not utilized by the Company.

In addition, according to the loan agreement, InspireMD Ltd. has an obligation to pay an additional $250 thousand in the following events:

a.	Liquidity Event of at least $100 million (as stipulated in the agreement) or

b.	IPO in which the Company's valuation is at least $100 million.

InspireMD Ltd. granted to the bank a floating lien of all of its assets, as well as a fixed lien of all its intellectual property and rights of future payments from the Company’s clients. InspireMD Ltd. also committed to maintain in its bank account a minimum of $250 thousand in order to support an estimated cash burn rate of 3 months of activity based on average monthly cash flow in the preceding 3 months. This amount was recorded in the consolidated balance sheet under “Restricted cash”. In November 2010 InspireMD Ltd. was asked by the bank, pursuant to its loan agreement, to grant a fixed lien to the bank in the amount of $300 thousand that would replace the $250 thousand of restricted cash since the actual cash burn rate was higher than the cash amount maintained in the Company’s bank account. The bank effectuated the transaction in January 2011.

In March 2012, following the complete repayment of the loan, Mizrahi Tefahot Bank approved the release of the floating lien.

On July 20, 2011, Mizrahi Tefahot Bank approved the release of a fixed lien in the amount of $300 thousand. Following the approval, $300 thousand of restricted cash was classified to cash and cash equivalents.

On February 2009 InspireMD Ltd. received the First Loan and according to the loan agreement issued 234,814 ordinary shares to the bank. Subsequently, InspireMD Ltd.has estimated the fair value of the First Loan, the Second Loan, the credit line and the 234,814 ordinary shares issued to the bank using the following assumptions:

1.	Discount rate of 25.13% per year calculated by using Altman-Z score model
2.	Probability of realizing the second loan - 40%
3.	Probability of realizing the credit line - 80%

The relative fair value of each component based on the valuation report is as follows:

1.	The First Loan - $540 thousand
2.	The Second Loan option - $20 thousand
3.	The credit line - $59 thousand
4.	The 234,814 ordinary shares issued to the bank - $290 thousand

The First Loan was subsequently measured at amortized cost on the basis of the effective interest method over the loan period.

The Second Loan option and the credit line have been recorded in the consolidated financial statements in “Financial expenses” during 2009.

The 234,814 ordinary shares were recorded as equity according to their fair market value at the time.

Direct transaction costs of $41 thousand are recorded as deferred debt issuance costs in the Consolidated Balance Sheet and amortized over the First Loan period.

As of December 31, 2011 the contractual maturity of the First Loan is $94 thousand which was paid in January 2012.

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - RELATED PARTIES TRANSACTIONS:

a.
In January 2009, InspireMD Ltd. signed a sub-lease agreement with a company controlled by the Company's shareholders, for a period of 12.5 months, for a monthly rent payment of $1 thousand. In 2010, the rent period was extended for an additional year, and the rent payments increased by 10%. In 2011, the rent period was extended for an additional year.

b.
On May 6, 2008, InspireMD Ltd. entered into a consultancy agreement (hereafter - the “2008 Consultancy Agreement”) for marketing services with a member of the immediate family of the CEO. Pursuant to the 2008 Consultancy Agreement, InspireMD Ltd. paid a fixed hourly fee of $45 (154 NIS) in Israel and a fixed daily fee of $400 when traveling  abroad with respect to the consulting services. On September 1, 2011, effective April 1, 2011, the 2008 Consultancy Agreement was terminated and InspireMD Ltd. entered into a new consultancy agreement pursuant to which the controlling shareholder would be retained to serve as the Company’s vice president of sales. Pursuant to the agreement, she would be entitled to a monthly consultancy fee of $12,500 from April 1, 2011 through June 30, 2011 and is entitled to a monthly consultancy fee of $15,500 thereafter. The 2011 Consultancy Agreement has no termination date, but may be terminated without cause by InspireMD Ltd. upon 30 days’ notice, and may be terminated with cause by InspireMD Ltd. immediately, upon the occurrence of certain events, such as a breach of fiduciary duties owed to the Company.

c.	During 2007, InspireMD Ltd. received a loan of $40 thousand from its controlling shareholders. Half of the loan was paid during 2009, and the second half was paid during 2011.

d.
On April 1, 2005, InspireMD Ltd. entered into employment agreements with the Company’s president and the Company’s CEO (both are shareholders). Such employment agreements were subsequently amended on October 1, 2008 (in the case of the Company’s CEO) and March 28, 2011 (in the case of the both the president and the CEO). Pursuant to these employment agreements, as amended on March 28, 2011, each officer was entitled to a monthly gross salary of $15,367. Each officer was also entitled to certain social and fringe benefits as set forth in the employment agreements, which totaled 25% of their gross salary, as well as a company car. Each officer was also entitled to a minimum bonus equivalent to three monthly gross salary payments based on achievement of objectives and board of directors’ approval. Each officer was eligible to receive stock options pursuant to his agreement following its six month anniversary, subject to board approval. If such officer’s employment was terminated with or without cause, he was entitled to at least six months’ prior notice, and would have been paid his salary and all social and fringe benefits in full during such notice period.

On April 1, 2011, the employment agreement with each of the Company's president and CEO was terminated and the Company entered into a consultancy agreement with each of the Company's president and CEO for a monthly consulting fee of $21,563 for each officer.

At the request of the compensation committee, each of the Company's CEO and president agreed, effective as of December 1, 2011, to terminate his consultancy agreement, be compensated as an employee and enter into a new employment agreement on substantially the same terms as each officer’s consultancy agreement.

e.
During the second half of 2008, InspireMD Ltd. decreased the salaries for most of its employees due to the economic slowdown. InspireMD Ltd. also decreased the salaries of the president and CEO. Their salaries were decreased 25%, and an additional 25% was accrued and recorded in “Accounts payable-trade.” The accrued amounts were fully paid as of the December 31, 2010.

In September 2009, the 25% decrease in salaries described above was cancelled.

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

f.	InspireMD Ltd. entered into a new license agreement to use a unique stent design developed by an American company own by a former director of InspireMD Ltd. (hereafter - “MGuard Prime”). See Note 9b.

g.	Certain directors of the Company were granted options to purchase shares of the Company’s common stock, see Note 10.

h.	Balances with related parties:

	December 31
	2011	2010
	($ in thousands)
Current liabilities:
Trade payable	$2	$3
Other accounts payable	$22	$121
Loans from shareholders		$20

i.	Transactions with related parties:

	Year ended December 31
	2011	2010	2009
	($ in thousands)
Expenses:
Share based compensation	$8,212	$236	$-
Salaries and related expenses	$147	$241	$152
Consulting fee	$445	$226	$194
Financial expenses			$1
Rent income	$(16)	$(15)	$(13)

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - COMMITMENTS AND CONTINGENT LIABILITIES:

a.       Lease commitments:

1)	The Company leases its current premises for a period beginning February, 2007 and ending February, 2012.

The Company signed an agreement in December 2011 to lease its future premises for a period beginning January 2012, and ending December 2014.

“Rent expense” included in the Statement of Operations totaled approximately $119, $131 and $126 thousand for the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011, the aggregate future minimum lease obligations of office rent under non-cancelable operating leases agreements were as follows:

($ in thousands)
Year Ended December 31:
2012	$265
2013	250
2014	250
$765

2)	The Company leases the motor vehicles under non-cancelable operating lease agreements.

As of December 31, 2011, the aggregate future minimum lease obligations for motor vehicles under non-cancelable operating leases agreements were as follows:

($ in thousands)

2012	$39
2013	37
2014	17
$93

b.       License Agreement:

In March 2010, the Company entered into a new license agreement to use a unique stent design developed by an American company owned by a former director of InspireMD Ltd. (hereafter – “MGuard Prime”). According to the agreement, the licensor is entitled to receive 7% royalties for sales outside the US and inside the US as follows: 7% royalties for the first $10 million of net sales and 10% royalties of net sales exceeding the first $10 million. The Company began manufacturing the MGuard Prime during the last quarter of 2010.

c.       Fixed Lien

As of December 31, 2011 the Company had fixed liens amounting to $91 thousand to Bank Mizrahi and Bank Leumi in connection with the Company’s credit cards.

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - COMMITMENTS AND CONTINGENT LIABILITIES (continued):

d.	Litigation:

The Company is a party to various claims arising in the ordinary course of its operations in the aggregate amount of $10 thousand.  The Company has not recorded an expense related to damages in connection with these matters because management, after considering the views of its legal counsel as well as other factors, is of the opinion that a loss to the Company is neither probable nor is an amount or range of loss that is estimable.

In February 2011, representatives of a third party indicated that they intend to seek damages from the Company in connection with certain finders’ fees that they claim are owed to them. The claimants’ demand was for approximately $1 million. The claimants’ most recent settlement demand, conveyed in April 2011, was for a total of $250 thousand in cash and 250,000 shares of the company common stock. To date, no lawsuit has been filed and the Company has not accrued an expense in connection with this matter because the Company’s management, after considering the views of its legal counsel as well as other factors, is of the opinion a loss to the Company is neither probable nor is an amount or range of loss that is estimable.

In March 2009, a service provider submitted a claim against the Company in the amount of $150 thousand in the Magistrate’s Court in Tel Aviv, claiming a success fee for assistance in locating potential investors and lenders with respect to a loan agreement entered into with a bank.  On April 11, 2011, the Company received a court ruling directing the Company to pay the service provider an amount of $105 thousand. Since both parties had claims against the court ruling, they renegotiated and on June 5, 2011, signed a settlement agreement according to which the Company paid $96 thousand and issued 18,785 shares of common stock valued at $51 thousand. The Company has recorded an expense of $147 thousand for the year ended December 31, 2011 in “General and administrative” within the Consolidated Statements of Operations.

In November 2010, a former senior employee submitted a claim against the Company in the total amount of $430 thousand and options to purchase 2,029,025 shares of the Company at an exercise price of $0.001 per share in the Magistrate’s Court in Tel Aviv, claiming unpaid back wages and commissions. The fair value of those options was valued using the Black-Scholes valuation model at $2.5 million as of the period he claimed to be entitled to the options. The Company’s management after considering the views of its legal counsel as well as other factors has recorded a provision of $20 thousand in the financial statements in 2009 and is of the opinion an additional loss to the Company is neither probable nor is an amount or range of loss that is estimable.

In November 2010, a former alleged founder and legal advisor of the Company submitted a claim against the Company for options to purchase 496,056 shares of the Company at an exercise price of $0.001 per share in the Magistrate’s Court in Tel Aviv. The fair value of those options was estimated using the Black-Scholes valuation model at $134 thousand as of the grant date.  It was during 2005 and 2006 that the Company first became aware of the events that gave rise to this litigation.  Also, during this time, the Company had discussions with the plaintiffs on an informal basis.  The Company’s management, after considering the views of its legal counsel as well as other factors, has recorded a share-based compensation expense of $134 thousand recorded in the year ended December 31, 2006, in respect of services allegedly provided in 2005 and 2006.

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - COMMITMENTS AND CONTINGENT LIABILITIES (continued):

In November 2010, a former legal advisor of the Company submitted in the Magistrate’s Court in Tel Aviv a claim against the Company in the total amount of $53 thousand due to a breach of employment promise.  It was during 2005 and 2006 that the Company first became aware of the events that gave rise to this litigation.  Also during this time, the Company had discussions with the plaintiff on an informal basis.  The Company’s management, after considering the views of its legal counsel as well as other factors, has recorded a provision in the amounting to $53 thousand recorded in the year ended December 31, 2006.The Company, based upon the opinion of its legal counsel has recorded a provision of $53 thousand allocated to the year ended December 31, 2006.

In regards to the two claims against the Company submitted by a former alleged founder and legal advisor of the Company, in November 2010, described above, following a mediation meeting held in January 2012, the parties reached the following settlement agreement: (i) the plaintiff shall be the owner of options to purchase 194,786 shares of common stock of the Company and withdraw its claim for the remaining 301,272 options; and (ii) the Company would withdraw its counterclaim against the plaintiff.  In January 2012, the District Court in Tel Aviv approved the aforesaid settlement and a corresponding judgment was given by the court.  Following the aforementioned meeting held in January 2012, the parties reached a settlement agreement according to which the plaintiff would withdraw its claim in its entirety.  A motion to approve such settlement was filed with the Labor Court in Tel Aviv in January 2012. Following the settlement agreement, as of December 31, 2011, the provision in the amount of $53 thousand was reversed.

In February 2011, a finder submitted a claim against the Company in the amount of $327 thousand in the Magistrate’s Court in Tel Aviv, claiming a future success fee and commission for assistance in finding the Company's distributor in Brazil.  The Company’s management, after considering the views of its legal counsel as well as other factors, has recorded a provision of $327 thousand in the financial statements in 2011.  The related expense has been recorded to “General and administrative” within the Consolidated Statements of Operations.  On October 5, 2011, the Company filed a counter claim against the plaintiff in the amount of $29 thousand.

In August 2011, a former senior employee submitted to the Regional Labor Court in Tel Aviv a claim against the Company for (i) a compensation of $118 thousand; and (ii) a declaratory ruling that he is entitled to exercise 486,966 options to purchase the Company’s shares of common stock at an exercise price of $0.001 per option. After consulting with its legal advisor the Company is unable to assess the probable outcome of this claim.

In November 2011, a previous finder of InspireMD Ltd. (hereafter - the “Subsidiary”) submitted to the Magister Court in Tel Aviv a claim against the Company, the Subsidiary and the Company’s President and CEO for a declaratory ruling that it is entitled to convert 13,650 options to purchase the Subsidiary’s ordinary shares in an exercise price of $3.67 per option into 110,785 of the Company's common stock at an exercise price of $0.45 per option, and to convert 4,816 options to purchase the Subsidiary’s ordinary shares in an exercise price of $10 per option into 39,087 of common stock at an exercise price of $1.23 per option. After consulting with its legal advisor the Company is unable to assess the probable outcome of this claim.

In December 2011, a statement of claim against the Company submitted by an alleged employee, regarding 584,357 options to purchase the Company's shares. The Company filed its defense in this case on March 11, 2012. After consulting the views of its legal counsel as well as other factors, the Company is unable to assess the probable outcome of this claim.

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – EQUITY (CAPITAL DEFICIENCY)

a.	Share capital

As of December 31, 2011 the Company has authorized 130,000,000 shares of capital stock, par value $0.0001 per share, of which 125,000,000 are shares of common stock and 5,000,000 are shares of “blank check” preferred stock.

b.	Share exchange and private placement agreements and share issuance

As noted in Note 1 above, in connection with the Share Exchange,  the Company issued 50,666,663 shares of its common stock in exchange for 6,242,754 ordinary shares of InspireMD Ltd., which represented all of InspireMD Ltd.’s outstanding shares, resulting in InspireMD Ltd. became a wholly owned subsidiary of the Company.

In connection with the Share Exchange, the Company also assumed all of InspireMD Ltd.’s obligations under InspireMD Ltd.’s outstanding stock options.  Immediately prior to the Share Exchange, InspireMD Ltd. had outstanding stock options to purchase an aggregate of 937,256 ordinary shares, which outstanding options became options to purchase an aggregate of 7,606,770 shares of common stock of the Company after giving effect to the Share Exchange.  In addition, three-year warrants to purchase up to 125,000 ordinary shares of InspireMD Ltd. at an exercise price of $10 per share were assumed by the Company and converted into warrants to purchase 1,014,500 shares of the Company’s common stock at an exercise price of $1.23 per share.

In connection with the closing of the Share Exchange, the Company sold 6,454,002 shares of its common stock at a purchase price of $1.50 per share and five-year warrants to purchase up to 3,226,999 shares of common stock at an exercise price of $1.80 per share in a private placement to accredited investors (the “Private Placement”).

As part of the Private Placement, certain holders of the Debentures surrendered $667,596 of outstanding principal and interest due under such Debentures in exchange for 445,064 shares of common stock and warrants to purchase an aggregate of 225,532 shares of common stock (the “Debt Conversions”). The number of shares of common stock and warrants issued in connection with the Debt Conversions are included in the aggregate figures for the Private Placement. As a result, the Company received aggregate cash proceeds of $9,013,404 in the Private Placement.

In connection with the Share Exchange, the Company also entered into a stock escrow agreement with certain stockholders, pursuant to which these stockholders deposited 1,015,622 shares of common stock held by them and warrants to purchase 832,500 shares of common stock into escrow. These shares and warrants were to be released to the Company for cancellation or surrender to an entity designated by the Company should the Company have $10 million in consolidated revenue, as certified by the Company’s independent auditors, during the first 12 months following the closing of the Private Placement, yet fail, after a good faith effort, to have the Company’s common stock approved for listing on a national securities exchange. If the Company failed to record at least $10 million in consolidated revenue during the first 12 months following the closing of the Private Placement or have its common stock listed on a national securities exchange within 12 months following the closing on the Private Placement, these escrowed shares were to be released back to the stockholders.

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – EQUITY (CAPITAL DEFICIENCY) (continued):

As it appeared unlikely that the Company would satisfy the revenue threshold set forth above, on November 16, 2011, the Company's board of directors approved the release of the 1,015,622 shares of common stock and warrants to purchase 832,500 shares of common stock then held in escrow in order to immediately increase the Company's public float.

In connection with the Share Exchange, the Company issued certain consultants five-year warrants to purchase up to an aggregate of 2,500,000 shares of common stock at an exercise price of $1.50 per share in consideration for consulting services related to the Share Exchange, which warrants have a fair value of $1.5 million. The expenses related to the issuance of the warrants are recorded as share-based compensation and treated as issuance costs.

In connection with the Private Placement, the Company paid placement agent fees of approximately $300 thousand and issued five-year warrants to purchase 373,740 shares of the Company’s common stock at an exercise price of $1.80 per share to the placement agent for this Private Placement.  The fair value of the warrants is $212 thousand.

During the first quarter of 2011 and prior to the Share Exchange, InspireMD Ltd. raised approximately $990 thousand and issued approximately 803,000 ordinary shares through private placements.

On April 18, 2011, the Company issued 666,667 shares of its common stock and five-year warrants to purchase 333,333 shares of the Company’s common stock at an exercise price of $1.80 per share, for an aggregate purchase price of $1.0 million in a private placement.

On April 18, 2011, the Company issued 283,334 shares of its common stock and five-year term warrants to purchase 141,667 shares of the Company’s common stock at an exercise price of $1.80 per share, for an aggregate purchase price of $425 thousand in a private placement.

In connection with the above-referenced transactions from April 18, 2011, the Company paid placement agent fees of approximately $471 thousand which were recorded as issuance costs and five-year term warrants to purchase 57,000 shares of the Company common stock at an exercise price of $1.80 per share to the placement agent in this private placement. The fair value of those warrants amounting to $67 thousand is estimated using the Black-Scholes valuation model.

On April 21, 2011, the Company issued 33,333 shares of its common stock, and five-year term warrants to purchase 16,667 shares of the Company’s common stock at an exercise price of $1.80 per share, for an aggregate purchase price of $50 thousand in a private placement.

On October 31, 2011, the stockholders approved the authorization of the board of directors, in its discretion, to amend the Amended and Restated Certificate of Incorporation of the Company to effect a reverse stock split of the Company’s common stock at a ratio of one-for-two to one-for-four, such ratio to be determined by the board of directors (hereafter - the “Reverse Stock Split”), which approval will allow the board of directors to effect the Reverse Stock Split any time prior to the Company’s annual meeting of stockholders in 2012.

As of December 31, 2011, the Company had yet to effect the Reverse Stock Split.

c.	Share Based Compensation

1)
On March 28, 2011, the board of directors and stockholders of the Company adopted and approved the InspireMD, Inc. 2011 UMBRELLA Option Plan (the “Umbrella Plan”).  Under the Umbrella Plan, the Company reserved 9,468,100 shares of the Company’s common stock as awards to the employees, consultants, and service providers to the Company and its subsidiaries and affiliates worldwide.  At a special meeting of stockholders of the Company held on October 31, 2011, the stockholders approved an amendment to the Umbrella Plan to add an additional 5,531,900 shares of common stock to a total of 15,000,000 shares.

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Umbrella Plan currently consists of three components, the primary plan document that governs all awards granted under the Umbrella Plan, and two appendices: (i) Appendix A, designated for the purpose of grants of stock options and restricted stock to Israeli employees, consultants, officers and other service providers and other non-US employees, consultants, and service providers, and (ii) Appendix B, which is the 2011 US Equity Incentive Plan, designated for the purpose of grants of stock options and restricted stock awards to US employees, consultants, and service providers who are subject to the US income tax.

The Umbrella Plan is administered by the compensation committee of the board of directors. Unless terminated earlier by the board of directors, the Umbrella Plan will expire on March 27, 2021.

US federal income tax consequences relating to the transactions described under the Umbrella Plan are set forth in Section 409A, which was added to the Internal Revenue Code of 1986, as amended (hereafter - the “Code”) and treasury regulations in 2004 to regulate all types of deferred compensation.  If the requirements of Section 409A of the Code are not satisfied, deferred compensation and earnings thereon will be subject to tax as it vests, plus an interest charge at the underpayment rate plus 1% and a 20% penalty tax.  Certain stock options and certain types of restricted stock are subject to Section 409A of the Code.

Israel income tax consequences of awards of options under the Umbrella Plan is general and does not purport to be complete.  Pursuant to the current Section 102 of the Ordinance, which came into effect on January 1, 2003, options may be granted through a trustee (i.e.,   Approved 102 Options) or not through a trustee (i.e., Unapproved 102 Options).

2)	As of December 31, 2011, the Company had reserved 6,514,504 ordinary shares for issuance under the plans. The following table summarizes information about warrants and share options to employees:

	2011		2010		2009
	Number of warrants and options	Weighted average exercise price	Number of warrants and options	Weighted average exercise Price	Number of warrants and options	Weighted average exercise Price
Outstanding - beginning of year	3,502,097	$0.69	2,057,430	$0.65	2,447,166	$0.53
Granted*	6,292,416	1.92	1,785,543	0.62	227,251	0.79
Forfeited	(723,489)	1.68	(340,876)	0.65	(158,264)	0.85
Exercised	(1,000,000)	1.5	-	-	(458,723)	-
Outstanding - end of year	8,071,024	$1.4	3,502,097	$0.69	2,057,430	$0.65
Exercisable at the end of the year	2,868,463	$0.71	2,204,536	$0.74	1,034,129	$0.3

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about warrants and share options to non-employees:

	2011		2010		2009
	Number of warrants and options	Weighted average exercise price	Number of warrants and options	Weighted average exercise Price	Number of warrants and options	Weighted average exercise Price
Outstanding - beginning of year	4,697,606	$0.39	3,739,908	$0.2	3,382,142	$0.1
Granted*	3,963,322	1.48	1,079,440	1.21	357,766	1.07
Forfeited	(258,904)	0.62	(121,742)	-	-	-
Exercised	-	-	-	-	-	-
Outstanding - end of year	8,402,024	$0.98	4,697,606	$0.39	3,739,908	$0.2
Exercisable at the end of the year	8,199,858	$0.96	4,635,583	$0.4	3,439,944	$0.12

* Including 1,450,000 and 97,394 options with performance conditions to employees and non-employees, respectively, see Note 2m.

The following table provides additional information about all warrants and options outstanding and exercisable:

	Outstanding as of December 31, 2011
Exercise price	Warrants and Options outstanding	Weighted average remaining contractual life (years)	Warrants and Options exercisable
0-0.001	3,545,783	5.09	3,205,923
0.01	-	-	-
0.183	205,012	3.64	205,012
0.188	334,545	4.23	334,545
0.45	-	-	-
0.655	149,869	-	149,869
0.99	584,357	6.26	584,357
1.23	3,855,042	4.60	3,381,606
1.5	3,175,264	4.19	2,581,161
1.725	14,608	7.00	14,608
1.75	81,161	4.42	-
1.8	490,407	4.29	490,407
1.93	255,000	4.48	-
1.95	3,227,000	9.88	120,833
2.00	40,000	4.67	-
2.1	10,000	10	-
2.5	500,000	9.53	-
2.6	5,000	4.48	-
	16,473,048	5.80	11,068,321

The weighted average of the remaining contractual life of total vested and exercisable warrants and options for the year ended December 31, 2011 is 4.41 years.

The aggregate intrinsic value of the total outstanding warrants and options as of December 31, 2011 is $16,433 thousand. The aggregate intrinsic value of the total exercisable warrants and options as of December 31, 2011 is $14,179 thousand.

The total intrinsic value of options exercised during the year ended December 31, 2011 was $800 thousand. No options were exercised during the years ended December 31, 2010 and 2009.

The total cash received from a director as a result of stock option exercise for the year ended December 31, 2011 was $1,500 thousand. See Note 10i.

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – EQUITY (CAPITAL DEFICIENCY) (continued):

The weighted average fair value of warrants and options granted was approximately $0.89, $0.82 and $0.96 for the years ended December 31, 2011, 2010 and 2009, respectively. The weighted average fair value of warrants and options granted was estimated by using the Black-Scholes option-pricing model.

3)	The following table sets forth the assumptions that were used in determining the fair value of options granted to employees for the years ended December 31, 2011, 2010 and 2009:

	Year ended December 31
	2011	2010	2009
Expected life	0.17-6.5 years	5.25-6 years	5.54-6 years
Risk-free interest rates	0.03%-2.79%	1.7%-2.69%	1.7%-2.49%
Volatility	55%-71%	79%-80%	75%-79%
Dividend yield	0%	0%	0%

The following table sets forth the assumptions that were used in determining the fair value of warrants and options granted to non-employees for the years ended December 31, 2011, 2010 and 2009:

	Year ended December 31
	2011	2010	2009
Expected life	1-10 years	9.7-10 years	9-10 years
Risk-free interest rates	1.02%-3.39%	2.65%-3.01%	3.4%-3.59%
Volatility	53%-62%	87%	86%-91%
Dividend yield	0%	0%	0%

The expected term for most of the options granted - plain vanilla was determined using the simplified method, which takes into consideration the option’s contractual life and the vesting periods (for non-employees the expected term is equal to the option’s contractual life), since the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

The Company estimates its forfeiture rate based on its employment termination history, and will continue to evaluate the adequacy of the forfeiture rate based on analysis of employee turnover behavior, and other factors (for non-employees the forfeiture rate is nil). The annual risk free rates are based on the yield rates of zero coupon non-index linked US Federal Reserve treasury bonds as both the exercise price and the share price are in US Dollar terms.  The Company’s expected volatility is derived from historical volatilities of companies in comparable stages as well as companies in the industry. Each Company’s historical volatility is weighted based on certain factors and combined to produce a single volatility factor used by the Company.

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – EQUITY (CAPITAL DEFICIENCY) (continued):

4)
As of December 31, 2011, the total unrecognized compensation cost on employee and non-employee stock options, related to unvested stock-based compensation amounted to approximately $4,187 thousand. This cost is expected to be recognized over a weighted-average period of approximately 1.78 years. This expected cost does not include the impact of any future stock-based compensation awards.

The following table summarizes the allocation of total share-based compensation expense in the consolidated statements of operations:

	Year ended December 31
	2011	2010	2009
	($ in thousands)
Cost of revenues	$350	$160	$49
Research and development	267	536	356
Sales and marketing	431	55	92
General and administrative	8,542	869	65
	$9,590	$1,620	$562

The Company recorded an amount of $1,955, $20 and $32 thousand of share based compensation in the additional paid-in capital in the years ended December 31, 2011, 2010 and 2009, respectively.

The Company recorded an amount of $62 thousand of share based compensation as part of the fixed assets in the year ended December 31, 2011.

5)
On July 11, 2011, the board of directors of the Company appointed Mr. Sol J. Barer as a new director, (hereafter - “Director A”), with a term expiring at the Company’s 2012 annual meeting of stockholders. In connection with his appointment, Director A was granted an option to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $1.50 per share, (hereafter - the “$1.50 Option”).  The $1.50 Option was exercisable immediately until September 30, 2011. In calculating the fair value of options granted under share-based remuneration arrangements the Company used the following assumptions: dividend yield of 0% and expected term of 0.11 year; expected volatility of 53%; and risk-free interest rate of 0.17%.

In addition, in connection with his appointment, Director A was granted an option to purchase 500,000 shares of common stock at an exercise price of $2.50 per share, the closing price of the common stock on the date of grant (hereafter - the “$2.50 Option”), subject to the terms and conditions of the 2011 US Equity Incentive Plan, a sub-plan of the Company’s 2011 new Option Plan approved on March 28, 2011 (hereafter -  “2011 Umbrella Option Plan”). The $2.50 Option vests and becomes exercisable in three equal annual installments beginning on the one-year anniversary of the date of grant, provided that in the event that Director A is either (i) not reelected as a director at the Company’s 2012 annual meeting of stockholders, or (ii) not nominated for reelection as a director at the Company’s 2012 annual meeting of stockholders, the option vests and becomes exercisable on the date Director A fails to be reelected or nominated. The $2.50 Option has a term of 10 years from the date of grant. In calculating the fair value of options granted under share-based remuneration arrangements the Company used the following assumptions: dividend yield of 0% and expected term of 5.5-6 years in each year; expected volatility of 62%-63%; and risk-free interest rate of 1.67%-1.85%.

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – EQUITY (CAPITAL DEFICIENCY) (continued):

The fair value of the options granted to the above-mentioned new director, using the Black-Scholes option-pricing model, was approximately $1.7 million.

On September 28, 2011, Director A exercised the $1.50 Option to purchase 1,000,000 shares of common stock, resulting in gross proceeds to the Company of $1.5 million.

On November 16, 2011 the Company’s board of directors approved the appointment of Director A as the chairman of the board of directors. In connection with his appointment as chairman of the board of directors, the Company issued Director A 2,900,000 shares of common stock and 2,900,000 stock options to purchase shares of Common Stock at an exercise price of $1.95 per share, the closing price of the Common Stock on the date of grant. The fair value of the above granted shares is approximately $5.7 million and will be recorded as an expense in the financial statements ended December 31, 2011. In calculating the fair value of options granted under share-based remuneration arrangements the Company used the following assumptions: dividend yield of 0% and expected term of 5.5 years in each year; expected volatility of 61.6%; and risk-free interest rate of 1.07%. The options have terms of 10 years from the date of grant, and the vesting terms are as follows: tranche A vests and become exercisable in twenty four equal monthly installments, tranches B and C - vests and become exercisable upon meeting certain performance conditions. The fair value of the options granted above, using the Black-Scholes option-pricing model was approximately $3.1 million.

6)
On August 5, 2011 and effective August 8, 2011, the Board appointed another two new directors (hereafter - “Director B” and “Director C”).  Director B was appointed for with a term expiring at the Company’s 2012 annual meeting of stockholders and Director C was appointed for a term expiring at the Company’s 2013 annual meeting of stockholder. In connection with their appointment, the directors were each granted an option to purchase shares of Common Stock at an exercise price of $1.95 per share, the closing price of the Common Stock on the date of grant (hereafter - the “$1.95 Options”). The grant to Director B was for 100,000 shares and is subject to the terms and conditions of the 2011 US Equity Incentive Plan, a sub-plan of the Company’s 2011 Umbrella Option Plan. The grant to Director C was for 25,000 shares and is subject to the 2006 Employee Stock Option Plan, a sub-plan of the Company’s 2011 Umbrella Option Plan. The $1.95 Options vests and become exercisable in two equal annual installments beginning on the one-year anniversary of the date of grant. In the case of Director B’s option, in the event that the Director B is either (i) not reelected as a director at the Company’s 2012 annual meeting of stockholders, or (ii) not nominated for reelection as a director at the Company’s 2012 annual meeting of stockholders, the option vests and becomes exercisable on the date of Director B’s failure to be reelected or nominated. In the case of Director C’s option, in the event that Director C is required to resign from the Board due to medical reasons, the option vests and becomes exercisable on the date of Director C’s resignation for medical reasons.  The $1.95 Options have terms of 10 years from the date of grant.

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In calculating the fair value of options granted under share-based remuneration arrangements, the Company used the following assumptions: dividend yield of 0% and expected term of 3-4 years in each year; expected volatility of 67%-70%; and risk-free interest rate of 0.45%-0.78%.

The fair value of the options granted to the above-mentioned new directors, using the Black-Scholes option-pricing model, is approximately $118,000.

In addition, on August 5, 2011, 324,644 stock options were granted to former directors at a cash exercise price of $1.23 per share replacing 324,644 stock options held by former directors that expired during the second quarter of 2011.  The options had terms of five years. In calculating the fair value of options granted under share-based remuneration arrangements the Company used the following assumptions: dividend yield of 0% and expected term of 5 years; expected volatility of 62%; and risk-free interest rate of 1.23%.

The fair value of the options granted to the above-mentioned former directors, using the Black-Scholes option-pricing model is approximately $445,000.

7)
During 2011, the Company entered into investor relations consulting agreements (hereafter - the “Consulting Agreements”) with investor relations companies (hereafter - the “Advisors”) to provide investor relations services.  Pursuant to the Consulting Agreements, in addition to monthly fees in a range of $3,000 - $15,000, the Company issued to the Advisors:

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

The Company recorded share-based compensation expenses of $181,750 related to these issuances.

NOTE 11 - TAXES ON INCOME

a.	Tax laws applicable to the Company and its subsidiaries

Taxation in the United States

InspireMD Inc. is taxed under US tax laws.

Taxation in Israel

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

InspireMD Ltd. is taxed under the Israeli income tax ordinance.

On December 6, 2011, the “Tax Burden Distribution Law” Legislation Amendment (2011) was published in the Official Gazette. Under this law, the previously approved gradual decrease in the corporate tax rate was cancelled. The Corporate tax rate will increase to 25% beginning 2012.

Taxation in Germany

InspireMD GmbH is taxed according to the tax laws in Germany. Accordingly, the applicable tax rates are corporate tax rate of 15.825% and trade tax rate of 15%.

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - TAXES ON INCOME (continued):

b.	Tax rate applicable to the Company

Amendment of the Law for the Encouragement of Capital Investments, 1959

The Israeli Law for Encouragement of Capital Investments, 1959 (hereafter - the “law”) was amended as part of the Economic Policy Law for the years 2011-2012, which was passed in the Knesset (the Israeli parliament) on December 29, 2010 (hereafter - the “amendment”). The amendment becomes effective as from January 1, 2011.

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

"Preferred enterprise"
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

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Under the transitional provisions of the amendment, an Israeli company will be allowed to continue and enjoy the tax benefits available under the law prior to its amendment until the end of the period of benefits, as defined in the law. The company will be allowed to set the "year of election" no later than tax year 2012, provided that the minimum qualifying investment commenced not later than the end of 2010.  On each year during the period of benefits, the company will be able to opt for application of the amendment, thereby making available to itself the tax rates as above. Company's opting for application of the amendment is irrecoverable.

Measurement of results for tax purposes under the Income Tax (Inflationary Adjustments Law), 1985 (“Inflationary Adjustments Law”), in Israel

Pursuant to the Israel Income Tax Law (Adjustments for Inflation), 1985 (hereinafter - the Adjustments Law), the results for tax purposes have been measured through 2007 on a real basis, based on changes in the Israel Consumer Price Index. The Company is taxed under this law.

Under the Israel Income Tax Law (Adjustments for Inflation) (Amendment No. 20), 2008 (hereinafter - the amendment), the provisions of the Adjustments Law will no longer apply to the Company in the 2008 tax year and thereafter, and therefore, the results of the Company will be measured for tax purposes in nominal terms. The amendment includes a number of transition provisions regarding the end of application of the Adjustments Law, which applied to the company through the end of the 2007 tax year.

c.	Carry forward tax losses

As of December 31, 2011, InspireMD Ltd. had a net carry forward tax loss of approximately $19 million. Under Israeli tax laws, the carry forward tax losses of the InspireMD Ltd. can be utilized indefinitely. InspireMD GmbH had a net carry forward tax loss of approximately $10 thousand. Under German tax laws, the carry forward tax losses of the subsidiary can be utilized indefinitely. InspireMD, Inc. had a net carry forward tax loss of approximately $500 thousand.

d.	Tax assessments

The Company and its subsidiaries have not been assessed for tax purposes since incorporation.

e.	The components of loss before income taxes are as follows:

	Year ended December 31
	2011	2010	2009
	($ in thousands)
Profit (loss) before taxes on income:
InspireMD, Inc.	$(7,029)	$-	$-
InspireMD Ltd.	(7,636)	(3,115)	(2,624)
InspireMD GmbH	2	(258)	(53)
	$(14,663)	$(3,373)	$(2,677)

Current taxes on income

The tax expenses in the amount of $2, $47 and $47 thousand for the years ended December 31, 2011, 2010 and 2009, respectively, are in respect of non-US operations.

Following is a reconciliation of the theoretical tax expense, assuming all income is taxed at the regular tax rates applicable to the company in Israel (see c. above), and the actual tax expense:

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - TAXES ON INCOME (continued):

	Year ended December 31
	2011	2010	2009
	($ in thousands)
Loss before taxes on income, as reported in the statements of operations	$14,663	$3,373	$2,677
Theoretical tax benefit	(4,985)	(1,147)	(910)
Increase in tax benefit resulting from permanent differences	594	431	92
Increase in taxes on income resulting from the computation of deferred taxes at a rate which is different from the theoretical rate	(116)	62	24
Increase (decrease) in uncertain tax positions - net	(53)	30	30
Decrease in theoretical tax benefit resulting from subsidiaries different tax rate	1,385	304	214
Change in corporate tax rates, see c above	(545)	-	481
Change in valuation allowance	3,722	367	116
	$2	$47	$47

As of December 31, 2011, 2010 and 2009, the Company determines that it was more likely than not that the benefit of the operating losses would not be realized and consequently, management concluded that full valuation allowance should be established regarding the Company's deferred tax assets.

The changes in the valuation allowance for the years ended December 31, 2011 and 2010:

	Year ended December 31
	2011	2010
	($ in thousands)
Balance at the beginning of the year	$3,196	$2,829
Changes during the year	3,722	367
Balance at the end of the year	$6,918	$3,196

f.	Accounting for Uncertain Tax position

Following is a reconciliation of the total amounts of the Company's unrecognized tax benefits during the years ended December 31, 2011 and 2010:

	December 31
	2011	2010
	($ in thousands)
Balance at beginning of year	$60	$30
Increase in unrecognized tax benefits
as a result of tax positions taken during the year		30
Decrease in unrecognized tax benefits
as a result of tax positions taken during a prior year	(60)
Balance at end of year	$-	$60

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - TAXES ON INCOME (continued):

All of the above amounts of unrecognized tax benefits would affect the effective tax rate if recognized.

A summary of open tax years by major jurisdiction is presented below:

Jurisdiction	Years
US	2008-2011
Israel	2006-2011
Germany	2008-2011

g.	Deferred income tax:

	December 31
	2011	2010
	($ in thousands)
Short-term :
Allowance for doubtful accounts	$37	$36
Provision for vacation and recreation pay	69	38
	106	74
Long-term :
R&D expenses	522	531
Share based compensation	276
Carry forward tax losses	6,000	2,582
Accrued severance pay, net	14	9
	6,812	3,122
Less-valuation allowance	(6,918)	(3,196)
	$-	$-

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION:

Balance sheets:

	December 31
	2011	2010
	($ in thousands)
a. Accounts receivable:

1) Trade:
Open accounts	$2,426	$998
Allowance for doubtful accounts	(142)	(146)
	$2,284	$852
2) Other:
Due to government institutions	$68	$56	*
Advance payments to suppliers	32
Fund in respect of employee right upon retirement		8
Other	18	11
	$118	$75

* The amount was subsequently paid in January 2011.

b.       Inventories:

	December 31
	2011	2010
	($ in thousands)
Finished goods	$741	$957
Work in process	1,044	573
Raw materials and supplies	276	174
	$2,061	$1,704

c.       Inventory on consignment

The changes in inventory on consignment during the years ended December 31, 2011 and 2010 are as follows:

As of December 31, 2011 and 2010 Inventory on consignment included an amount of $110 thousand and $371 thousand, respectively related to products sales for which product returns could not be reliably estimated with the remainder  relating to products sales for which returns were reliably estimated.

	Year ended December 31
	2011	2010
	($ in thousands)
Balance at beginning of year	$371	$1,093
Costs of revenues deferred during the year	110	326
Costs of revenues recognized during the year	(371)	(1,048)
Balance at end of year	$110	$371

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION (continued):

d.       Accounts payable and accruals - others:

	December 31
	2011	2010
	($ in thousands)
Employees and employee institutions	$376	$375
Accrued vacation and recreation pay	271	147
Accrued expenses	1,267	632
Due to government institutions	3	100
Liability for employees rights upon retirement		7
Provision for returns	231	150
Taxes payable	69	98
	$2,217	$1,509

e.       Deferred revenues

The changes in deferred revenues during the years ended December 31, 2011 and 2010 are as follows:

	Year ended December 31
	2011	2010
	($ in thousands)
Balance at beginning of year	$398	$1,975
Revenue deferred during the year		320
Revenue recognized during the year	(398)	(1,897)
Balance at end of year	$-	$398

Statements of Operation:

f.        Financial expenses (income), net:

	Year ended December 31
	2011	2010	2009
	($ in thousands)
Bank commissions	$63	$83	$18
Interest income	(36)	(1)	(1)
Exchange rate differences	177	(33)	30
Interest expense	730	105	221
Redemption of beneficial
conversion feature of convertible loan			(308)
	$934	$154	$(40)

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - ENTITY WIDE DISCLOSURES

The Company operates in one operating segment.

Disaggregated financial data is provided below as follows:

(1) Revenues by geographic area and
(2) Revenues from principal customers.

Revenues are attributed to geographic areas based on the location of the customers. The following is a summary of revenues by geographic areas:

	Year ended December 31
	2011	2010	2009
	($ in thousands)

India	$1,083	$-	$-
Israel	730	119	-
Italy	313	390	668
Cyprus	60	7	337
Pakistan	5	193	477
Poland	268	1,446	-
Other	3,545	2,794	1,929
	$6,004	$4,949	$3,411

By principal customers:

	Year ended December 31
	2011	2010	2009
Customer A	18%	-%	-%
Customer B	12%	2%	-%
Customer C	5%	8%	20%
Customer D	1%	-%	10%
Customer E	-%	4%	14%
Customer F	4%	29%	-%

All tangible long lived assets are located in Israel.

NOTE 14 - SUBSEQUENT EVENTS:

On January 30, 2012, the Company appointed a new director (hereafter - “Director D”) to our board of directors.  In connection to his appointment, we issued Director D an option to purchase 100,000 shares of our common stock, which will vest one-third annually in 2013, 2014 and 2015 on the anniversary of the date of grant, provided that he is (i) not reelected as a director at our 2014 annual meeting of stockholders, or (ii) not nominated for reelection as a director at our 2014 annual meeting of stockholders, the option vests and becomes exercisable on the date of such failure to be reelected or nominated.

The Company used the following assumptions: dividend yield of 0% and expected term of 5.5-6.5 years in each year; expected volatility of 58-60%; and risk-free interest rate of 1.01-1.26%. The options have terms of 10 years from the date of grant, and the fair value of the options granted above, using the Black-Scholes option-pricing model was approximately $106 thousand.

INSPIREMD, INC.
(FORMERLY SAGUARO RESOURCES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In March 1, 2012, the Company granted an employee and a distributer 40,000 and 77,915 options with performance conditions, respectively.

As to the above grants, the Company used the following assumptions: dividend yield of 0%; expected term of 5.5-6.5 years and 2 years in each year, respectively; expected volatility of 57-58% and 47%, respectively; and risk-free interest rate of 1.03-1.3% and 0.3%, respectively. The options have terms of 10 years and 2 years from the date of grant, respectively, and the fair value of the options granted above, using the Black-Scholes option-pricing model was approximately $42 thousand and $68 thousand, respectively.

In February 2012, Leumi Bank approved the release of a fixed lien in the amount of $53 thousand.