Form 10-Q
period 2012-03-31
InspireMD, Inc.
filed 2012-05-07
CIK 1433607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number: 000-54335

InspireMD, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-2123838
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4 Menorat Hamaor St.
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.0001 par value, outstanding as of May 7, 2012: 68,178,947.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INSPIREMD, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(U.S. dollars in thousands)

	March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,351	$5,094
Restricted cash	39	91
Accounts receivable:
Trade	2,042	2,284
Other	204	118
Prepaid expenses	89	72
Inventory:
On hand	2,017	2,061
On consignment	59	110
Total current assets	7,801	9,830
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation and amortization	465	420
OTHER NON-CURRENT ASSETS:
Funds in respect of employees rights upon retirement	236	215
Deferred issuance costs	25
Total other non-current assets	261	215
Total assets	$8,527	$10,465

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(U.S. dollars in thousands)

	March 31,	December 31,
	2012	2011
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term loans	$-	$94
Accounts payable and accruals:
Trade	333	814
Other	2,858	2,217
Advanced payment from customers	192	316
Deferred revenues	25
Total current liabilities	3,408	3,441

LONG-TERM LIABILITY-
Liability for employees rights upon retirement	317	270
Total long-term liabilities	317	270

COMMITMENTS AND CONTINGENT LIABILITIES (Note 8)-
Total liabilities	3,725	3,711
EQUITY:
Common stock, par value $0.0001 per share; 125,000,000 shares authorized; 68,178,946 shares issued and outstanding at March 31, 2012 and December 31, 2011.	7	7
Additional paid-in capital	44,576	43,388
Accumulated deficit	(39,781)	(36,641)
Total equity	4,802	6,754
Total liabilities and equity	$8,527	$10,465

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(U.S. dollars in thousands, except per share data)

	Three months ended March 31,
	2012	2011
REVENUES	$1,138	$1,686
COST OF REVENUES	574	899
GROSS PROFIT	564	787
OPERATING EXPENSES:
Research and development	1,349	343
Selling and marketing	445	428
General and administrative	1,896	1,186
Total operating expenses	3,690	1,957
LOSS FROM OPERATIONS	(3,126)	(1,170)
FINANCIAL (INCOME) EXPENSES, net	(11)	715
LOSS BEFORE TAX EXPENSES	(3,115)	(1,885)
TAX EXPENSES	25	10
NET LOSS	$(3,140)	$(1,895)
NET LOSS PER SHARE - basic and diluted	$(0.05)	$(0.04)
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING NET LOSS PER SHARE - basic and diluted	68,178,946	50,798,900

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(U.S. dollars in thousands)

	3 months ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,140)	$(1,895)
Adjustments required to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization of property, plant and equipment	34	25
Loss from sale of property, plant and equipment		15
Change in liability for employees right upon retirement	47	25
Financial expenses (income)	(3)	654
Share-based compensation expenses	1,188	385
Gains on amounts funded in respect of
employee rights upon retirement, net		(3)
Changes in operating asset and liability items:
Increase in prepaid expenses	(17)	(26)
Decrease in trade receivables	242	370
Increase in other receivables	(86)	(18)
Decrease in inventory on consignment	51	40
Decrease in inventory on hand	44	372
Decrease in trade payables	(481)	(633)
Increase (decrease) in deferred revenues	25	(100)
Increase in other payables
and advance payment from customers	517	428
Net cash used in operating activities	(1,579)	(361)
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in restricted cash	52	(92)
Purchase of property, plant and equipment	(79)	(28)
Proceeds from sale of property, plant and equipment		29
Amounts funded in respect of employee rights upon retirement	(21)	(11)
Net cash used in investing activities	(48)	(102)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares and warrants, net of issuance costs of $535.		9,468
Convertible loan		100
Repayment of long term loan	(94)	(94)
Repayment of loans from shareholders		(20)
Net cash provided by (used in) financing activities	(94)	9,454
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(22)	(12)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,743)	8,979
BALANCE OF CASH AND CASH EQUIVALENTS
AT BEGINNING OF THE PERIOD	5,094	636
BALANCE OF CASH AND CASH EQUIVALENTS
AT END OF THE PERIOD	$3,351	$9,615
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES -
Conversion of convertible loan into shares		$668
Purchasing of property, plant and equipment in consideration of share based payment		$62

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS

InspireMD, Inc. (the “Company”) was originally formed as Saguaro Resources, Inc. in Delaware on February 29, 2008.  On March 28, 2011, the Company changed its name to InspireMD, Inc.

On December 29, 2010, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) by and among the Company and InspireMD Ltd., a limited company incorporated under the laws of the State of Israel in April 2005.  Subsequent to the date of execution of the Exchange Agreement, shareholders of InspireMD Ltd. holding 91.7% of InspireMD Ltd.’s issued and outstanding ordinary shares executed a joinder to the Exchange Agreement and became parties thereto (the “InspireMD Shareholders”).  Pursuant to the Exchange Agreement, on March 31, 2011, the InspireMD Shareholders transferred all of their ordinary shares in InspireMD Ltd. to the Company in exchange for 46,471,907 newly issued shares of common stock of the Company (the “Initial Share Exchange”).  In addition, the remaining holders of InspireMD Ltd.’s ordinary shares separately transferred all of their ordinary shares of InspireMD Ltd. to the Company in exchange for an aggregate of 4,194,756 newly issued shares of common stock of the Company (the “Follow Up Share Exchange” and, together with the Initial Share Exchange, the “Share Exchange”).  As a result of the Share Exchange, InspireMD Ltd. became a wholly owned subsidiary of the Company.

The Share Exchange was accounted for as a reverse recapitalization, equivalent to the issuance of stock by InspireMD Ltd., for the net monetary assets of the Company.  Accordingly, the historical financial statements of the Company reflect the historical operations and financial statements of InspireMD Ltd.

The Company, together with its subsidiaries, is a medical device company focusing on the development and commercialization of its proprietary stent platform technology, MGuard™.  MGuard™ provides embolic protection in stenting procedures by placing a micron mesh sleeve over a stent.  The Company’s initial products are marketed for use in patients with acute coronary syndromes, notably acute myocardial infarction (heart attack) and saphenous vein graft coronary interventions (bypass surgery).  The Company markets its products through distributors in international markets, mainly in Europe, Asia and Latin America.

In addition, the Company operates in Germany through its wholly-owned subsidiary InspireMD GmbH, a German limited liability company incorporated in November 2007, where the Company subcontracts the manufacturing of its stents.

Funds available,  together with the Company’s anticipated revenues and including the convertible debentures issued on April 5, 2012 (see note 10), are expected to fund the Company’s operations until at least the first quarter of 2013, assuming the Company’s MGuard for Acute ST Elevation Reperfusion Trial (MASTER Trial) is successful and as a result we invest significantly in sales and marketing. If the Company’s MGuard for Acute ST Elevation Reperfusion Trial (MASTER Trial) is not as successful as anticipated and we scale back expansion plans and general overhead, funds available, together with the Company’s anticipated revenues, are expected to fund the Company’s operations through the end of 2013.  Regardless, in order to expand the breadth of the Company’s present business, we will need to raise further capital, through the sale of additional equity securities or debt. The Company’s future capital requirements and the adequacy of the Company’s available funds will depend on many factors, including the Company’s ability to successfully commercialize the Company’s MGuardTM products, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement the Company’s product offerings. However, we may be unable to raise sufficient additional capital when we need it or raise capital on favorable terms. The terms of any securities issued by us in future financings may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect on the holders of any of the Company’s securities then outstanding.  If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly, possibly postpone or halt the Company’s U.S. Food and Drug Administration clinical trial or obtain funds by entering into financing agreements on unattractive terms.

INSPIREMD, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, the financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and results of operations of the Company. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2011, as found on the Company's Annual Report on Form 10-K.The balance sheet for December 31, 2011 was derived from the Company’s audited financial statements for the year ended December 31, 2011. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of results that could be expected for the entire fiscal year.

NOTE 3 - RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCMENTS:

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 changes certain fair value measurement principles and clarifies the application of existing fair value measurement guidance. These amendments require, among other things, (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and (3) disclosing quantitative information about the unobservable inputs used within the Level 3 hierarchy.

For public entities, ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, on a prospective basis.

Effective January 1, 2012, the Company adopted ASU 2011-04. The adoption of this accounting standards update did not have a material impact on the Company’s consolidated financial statements.

NOTE 4 – DEFERRED REVENUE:

The Company’s revenue arrangements may contain delivery of free products upon the achievement of sales targets. Each period, the Company estimates the amount of free products these distributors will be entitled based upon the expected achievement of sales targets and defers a portion of revenues accordingly.

As of March 31, 2012 the Company deferred revenue amounting to $25,000 relating to free products entitled to these distributors.

NOTE 5 - EQUITY:

On January 30, 2012, the Company appointed a new director (“Director A”) to its board of directors.  In connection with his appointment, the Company issued Director A an option to purchase 100,000 shares of its common stock at an exercise price of $1.95 per share, which will vest one-third annually in 2013, 2014 and 2015 on the anniversary of the date of grant, provided that if he is (i) not reelected as a director at the Company’s 2014 annual meeting of stockholders, or (ii) not nominated for reelection as a director at the Company’s 2014 annual meeting of stockholders, the option vests and becomes exercisable on the date of such failure to be reelected or nominated.

INSPIREMD, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In valuing this option, the Company used the following assumptions: dividend yield of 0%; expected term of 5.5-6.5 years in each year; expected volatility of 58-60%; and risk-free interest rate of 1.01-1.26%. The option has a term of 10 years from the date of grant, and the fair value of the option granted above, using the Black-Scholes option-pricing model, was approximately $106,000.

On March 1, 2012, the Company granted an employee an option to purchase 40,000 shares of common stock at an exercise price of $1.95 per share, which option vests upon the achievement of performance conditions as set on the grant date. The option fair value amortization is recorded under “Research and development” expenses.

In addition, a distributer of the Company was granted an option to purchase 77,915 shares of common stock at an exercise price of $1.23 per share.  The fair value of this share based compensation is to be recorded against revenues.

In valuing the above option grants, the Company used the following assumptions: dividend yield of 0%; expected term of 5.5-6.5 years and 2 years, respectively; expected volatility of 57-58% and 47%, respectively; and risk-free interest rate of 1.03-1.3% and 0.3%, respectively. The options have terms of 10 years and 2 years from the date of grant, respectively, and the fair values of the options granted above, using the Black-Scholes option-pricing model, were approximately $42,000 and $68,000, respectively.

The change in the Company’s equity during the first quarter of 2012, other than the net loss, is mainly attributable to share based compensation in the amount of $1,188,000.

NOTE 6 - FAIR VALUE MEASURMENT:

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

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and accounts payable and accruals approximate their fair value either because these amounts are presented at fair value or due to the relatively short-term maturities of such instruments. The carrying amount of the Company’s other financial long-term assets and other financial long-term liabilities also approximate their fair value.

INSPIREMD, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 - INVENTORY ON HAND:

	March 31, 2012	December 31, 2011
	($ in thousands)
Finished goods	$537	$741
Work in process	1,320	1,044
Raw materials and supplies	160	276
	$2,017	$2,061

NOTE 8 - COMMITMENT AND CONTINGENT LIABILITIES:

a.	Commitment

In March 2010, the Company entered into a license agreement to use a stent design (“MGuard PrimeTM”).  Pursuant to the agreement, the licensor is entitled to receive royalty payments of 7% of net sales outside the United States and, for sales within the United States, royalty payments as follows: 7% of net sales for the first $10,000,000 of net sales and 10% of net sales for net sales exceeding $10,000,000.

b.	Litigation

The Company is a party to various claims arising in the ordinary course of its operations in the aggregate amount of $10,000. The Company has not recorded an expense related to damages in connection with these matters because management, after considering the views of its legal counsel as well as other factors, is of the opinion that a loss to the Company is neither probable nor in an amount or range of loss that is estimable.

In February 2011, representatives of a third party indicated that they intend to seek damages from the Company in connection with certain finders’ fees that they claim are owed to them. The claimants’ demand was for approximately $1 million. The claimants’ most recent settlement demand, conveyed in April 2011, was for a total of $250,000 in cash and 250,000 shares of the company common stock. To date, no lawsuit has been filed and the Company has not accrued an expense in connection with this matter because the Company’s management, after considering the views of its legal counsel as well as other factors, is of the opinion that a loss to the Company is neither probable nor in an amount or range of loss that is estimable.

In November 2010, a former senior employee submitted a claim against the Company in the total amount of $430,000 and options to purchase 2,029,025 shares of the Company’s common stock at an exercise price of $0.001 per share in the Magistrate’s Court in Tel Aviv, claiming unpaid back wages and commissions. The fair value of those options was valued using the Black-Scholes valuation model at $2.5 million as of the period he claimed to be entitled to the options. As of March 31, 2012, a provision of $100,000 was included in the Company's financial statements. The Company’s management, after considering the views of its legal counsel as well as other factors, is of the opinion an additional loss to the Company is neither probable nor in an amount or range of loss that is estimable.

INSPIREMD, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In November 2010, an alleged founder and former legal advisor of the Company submitted a claim against the Company for options to purchase 496,056 shares of the Company’s common stock at an exercise price of $0.001 per share in the Magistrate’s Court in Tel Aviv. The fair value of those options was estimated using the Black-Scholes valuation model at $134,000 as of the grant date.  It was during 2005 and 2006 that the Company first became aware of the events that gave rise to this litigation.  Also, during this time, the Company had discussions with the plaintiffs on an informal basis.  The Company’s management, after considering the views of its legal counsel as well as other factors, has recorded a share-based compensation expense of $134,000 in 2006, in respect of services allegedly provided in 2005 and 2006.

In November 2010, a former legal advisor of the Company submitted in the Magistrate’s Court in Tel Aviv a claim against the Company in the total amount of $53,000 due to an alleged breach of employment promise.  It was during 2005 and 2006 that the Company first became aware of the events that gave rise to this litigation.  Also during this time, the Company had discussions with the plaintiff on an informal basis.  The Company’s management, after considering the views of its legal counsel as well as other factors, has recorded a provision of $53,000 recorded in 2006.

With respect to the two claims against the Company submitted by an alleged founder and former legal advisor of the Company in November 2010 described above, following a mediation meeting held in January 2012, the parties reached the following settlement agreement:  (i) the plaintiff shall be the owner of options to purchase 194,786 shares of common stock of the Company and withdraw its claim for the remaining 301,272 options; and (ii) the Company would withdraw its counterclaim against the plaintiff.  In January 2012, the District Court in Tel Aviv approved the aforesaid settlement and corresponding judgment was given by the court.  Following the aforementioned meeting held in January 2012, the parties reached a settlement agreement according to which the plaintiff would withdraw its claim in its entirety.  A motion to approve such settlement was filed with the Labor Court in Tel Aviv in January 2012.  Following the settlement agreement, as of December 31, 2011, the provision in the amount of $53,000 was reversed.

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

In August 2011, a former senior employee submitted to the Regional Labor Court in Tel Aviv a claim against the Company for (i) a compensation of $118,000; and (ii) a declaratory ruling that he is entitled to exercise 486,966 options to purchase shares of the Company’s common stock at an exercise price of $0.001 per share.  After consulting with its legal advisor, the Company is unable to assess the probable outcome of this claim.

In November 2011, a previous finder of InspireMD Ltd. (the “Subsidiary”) submitted to the Magister Court in Tel Aviv a claim against the Company, the Subsidiary and the Company’s president and CEO for a declaratory ruling that it is entitled to convert options to purchase 13,650 of the Subsidiary’s ordinary shares at an exercise price of $3.67 per share into options to purchase 110,785 shares of the Company’s common stock at an exercise price of $0.45 per share, and to convert options to purchase 4,816 of the Subsidiary’s ordinary shares at an exercise price of $10 per share into options to purchase 39,087 shares of the Company’s common stock at an exercise price of $1.23 per share.  After consulting with its legal advisor, the Company is unable to assess the probable outcome of this claim.

In December 2011, a statement of claim against the Company was submitted by an alleged employee regarding 584,357 options to purchase the Company’s shares.  The Company filed its defense in this case on March 11, 2012.  On May 6, 2012, the Company and the alleged employee agreed to refer the case to mediation. A second hearing in this case was set for July 9, 2012. After considering the views of its legal counsel as well as other factors, the Company is unable to assess the probable outcome of this claim.

INSPIREMD, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

c.	Fixed Lien

As of December 31, 2011, the Company had fixed liens of $91,000 to Bank Mizrahi and Bank Leumi in connection with the Company’s credit cards.

In February 2012, Bank Leumi approved the release of a fixed lien in the amount of $52,000.

NOTE 9 - ENTITY WIDE DISCLOSURE:

The Company operates in one reportable segment.

Disaggregated financial data is provided below as follows:

(1) Revenues by geographic area and
(2) Revenues from principal customers.

Revenues are attributed to geographic areas based on the location of the customers. The following is a summary of revenues by geographic areas:

	3 months ended March 31,
	2012	2011
Mexico	$219	$30
Germany	150	40
Poland	144	55
Netherlands	123	-
India	120	1,083
Other	382	478
	$1,138	$1,686

The following is a summary of revenues by principal customers:

	3 months ended March 31,
	2012	2011
Customer A	19%	2%
Customer B	13%	2%
Customer C	13%	3%
Customer D	11%	0%
Customer E	11%	64%

All tangible long lived assets are located in Israel.

INSPIREMD, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 - SUBSEQUENT EVENTS:

On April 5, 2012, the Company issued senior secured convertible debentures due April 5, 2014 in the original aggregate principal amount of $11,702,128 and five-year warrants to purchase an aggregate of 3,343,465 shares of our common stock at an exercise price of $1.80 per share in a private placement transaction (the “Private Placement”) in exchange for aggregate gross proceeds of $11,000,000. The debentures were issued with a 6% original contractual issuance discount, bear interest at an annual rate of 8% and are convertible at any time into shares of common stock at an initial conversion price of $1.75 per share. Furthermore, the number of convertible shares is subject to a premium adjustment, as stipulated in the convertible debenture agreement. In addition, the investors may require us to redeem the debentures commencing 18 months (or earlier upon the occurrence in the event of default, as stipulated in the convertible debentures agreement) for 112% of the then outstanding principal amount, plus all accrued interest, and the Company may prepay the debentures commencing six months following their issuance date for 112% of the then outstanding principal amount, plus all accrued interest. In addition, the Company may force conversion of the debentures under certain terms stipulated in the agreements.

In consideration for serving as placement agents for the Private Placement, the placement agents were issued an aggregate cash fee of $848,750 and warrants to purchase 312,310 shares of common stock. The placement agent warrants are identical to the warrants issued to investors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Unless the context requires otherwise, references in this Form 10-Q to the “Company,” “InspireMD,” “we,” “our” and “us” for periods prior to the closing of our share exchange transactions on March 31, 2011 refer to InspireMD Ltd., a privately held Israeli limited company  that is now our wholly-owned subsidiary, and references to the “Company,” “InspireMD,” “we,” “our” and “us” for periods subsequent to the closing of our share exchange transactions on March 31, 2011 refer to InspireMD, Inc., a Delaware corporation, and its subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will probably not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.  Important factors that could cause such differences include, but are not limited to:

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

For a discussion of these and other risks that relate to our business and investing in shares of our common stock, you should carefully review the risks and uncertainties described under the heading “Part II – Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 10-K”), and those described from time to time in our future reports filed with the Securities and Exchange Commission.  The forward-looking statements contained in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by this cautionary statement. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

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

The share exchange transactions were accounted for as a recapitalization.  InspireMD Ltd. is the acquirer for accounting purposes and we are the acquired company.  Accordingly, the historical financial statements presented and the discussion of financial condition and results of operations herein are those of InspireMD Ltd., retroactively restated for, and giving effect to, the number of shares received in the share exchange transactions, and do not include the historical financial results of our former business.  The accumulated earnings of InspireMD Ltd. were also carried forward after the share exchange transactions and earnings per share have been retroactively restated to give effect to the recapitalization for all periods presented.  Operations reported for periods prior to the share exchange transactions are those of InspireMD Ltd.

Recent Events

On April 5, 2012, we issued senior secured convertible debentures due April 5, 2014 in the original aggregate principal amount of $11,702,128 and five-year warrants to purchase an aggregate of 3,343,465 shares of our common stock at an exercise price of $1.80 per share in exchange for aggregate gross proceeds of $11,000,000.  The convertible debentures were issued with a 6% original issuance discount, bear interest at an annual rate of 8% and are convertible at any time into shares of common stock at an initial conversion price of $1.75 per share. In converting the convertible debentures, investors will receive a conversion premium equal to 8%, per annum, of the principal amount being converted. In addition, the investors may require us to redeem the convertible debentures after 18 months for 112% of the then outstanding principal amount, plus all accrued interest, and we may prepay the convertible debentures after six months for 112% of the then outstanding principal amount, plus all accrued interest. In connection with this financing, we paid placement agent fees of $848,750 and issued placement agents warrants to purchase 312,310 shares of common stock, with terms identical to the warrants issued to the investors.

On October 31, 2011, our stockholders authorized our board of directors to amend our amended and restated certificate of incorporation to effect a reverse stock split of our common stock at a ratio of one-for-two to one-for-four, at any time prior to our 2012 annual stockholders’ meeting, the exact ratio of the reverse stock split to be determined by the board.  As of the date of this report, we have not effected the reverse stock split and, as such, the information with respect to our common stock in this report and the accompanying financial statements and related notes does not give effect to any reverse stock split. In addition, pursuant to the securities purchase agreement under which the convertible debentures that we issued on April 5, 2012 were sold, until April 5, 2013, we are not permitted to effectuate any reverse stock splits without the prior written consent of the holders of at least 60% of the outstanding principal amount of the convertible debentures other than for purposes of qualifying for initial listing on a national securities exchange or meeting the continued listing requirements of such exchange.

Critical Accounting Policies

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Our critical accounting policies are more fully described in Note 2 of the Notes to the Consolidated Financial Statements included in our 2011 10-K and are disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2011 10-K.  There have not been any material changes to such critical accounting policies since December 31, 2011.

The currency of the primary economic environment in which our operations are conducted is the U.S. dollar (“$” or “dollar”).  Accordingly, the functional currency of us and of our subsidiaries is the dollar.

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenues.  For the three months ended March 31, 2012, total revenue decreased approximately $0.6 million, or 32.5%, to approximately $1.1 million from approximately $1.7 million during the same period in 2011. The $0.6 million decrease was attributable primarily to a decrease in volume, as described more fully below. The following is an explanation of the approximately $0.6 million decrease in revenue broken down by its main two components, a decrease in gross revenues of approximately $0.7 million offset by a net increase in deferred revenues of approximately $0.1 million.

For the three months ended March 31, 2012, total gross revenue decreased by approximately $0.6 million, or 37.4%, to approximately $1.1 million from approximately $1.7 million during the same period in 2011. This decrease is predominantly volume based, accounting for approximately $0.6 million or approximately 38.0%, with price increases partially offsetting this decrease by approximately $8,000, or approximately 0.6%.  With respect to individual markets, this decrease in gross revenue is mainly attributable to the fact that we did not have any sales to our distributor in India during the first three months of 2012, as opposed to sales of approximately $1.2 million to this distributor during the first three months of 2011. This $1.2 million decrease due to the absence of any India shipments during the first three months of 2012 was partially offset by an increase in gross revenues from shipments made to other countries of approximately $0.6 million, consisting of an increase of approximately $0.2 million in gross revenue from our distributor in Mexico, an increase of approximately $0.1 million in gross revenue from our distributor in the Poland, an increase of approximately $0.1 million in gross revenue from our distributor in the Netherlands, an increase of approximately $0.1 million in gross revenue from our distributor in Germany and an increase of approximately $0.1 million in gross revenue from our distributor in Israel.

In general, we focused on increasing sales in existing markets during the three months ended March 31, 2012 by presenting clinical data at conferences and individual presentations to doctors about the merits of MGuardTM.

Net deferred revenue recognized during the three months ended March 31, 2012 increased by approximately $0.1 million, or 905.9%, to approximately $0.1 million from approximately $10,000 during the same period in 2011. This increase was almost entirely volume based, partially offset by $3,000 attributable to price increases.  The deferred revenue recognized during the three months ended March 31, 2012 was comprised of $120,000 of revenue that we deferred from the shipment to India in the first three months of 2011, discussed in the paragraph above. In contrast, our net deferred revenue for the three months ended March 31, 2011 consisted of approximately $0.1 million of deferred revenue from our distributor in India, as offset by recognized revenue of approximately $0.1 million attributable to our distributors in Israel and Poland, resulting in approximately $10,000 of net deferred revenue for the period. We did not defer any revenue during the three months ended March 31, 2012.

Gross Profit.  For the three months ended March 31, 2012, gross profit (revenue less cost of revenues) decreased 28.3%, or approximately $0.2 million, to approximately $0.6 million from approximately $0.8 million during the same period in 2011.   The key driver of the decrease in gross profit was our decrease in net revenues of approximately $0.6 million described above, partially offset by an increase in the average selling price of our stents. For the three months ended March 31, 2012, our average selling price per stent recognized in revenue was $591, and we recognized the sale of 1,924 stents, compared to an average price of $543 per stent and 3,104 stents recognized in revenue for the same period in 2011.  Our cost of goods sold per stent remained relatively flat at an average of approximately $290 per stent recognized in revenue for the three months ended March 31, 2012, as compared to the same period in 2011. Gross margin increased from 46.7% in the three months ended March 31, 2011 to 49.6% in the three months ended March 31, 2012.

Research and Development Expense.  For the three months ended March 31, 2012, research and development expense increased 293.3%, or approximately $1.0 million, to approximately $1.4 million from approximately $0.4 million during the same period in 2011. The increase in cost resulted primarily from higher clinical trial expenses of approximately $0.8 million, attributable mainly to the U.S. Food and Drug Administration clinical trial (approximately $0.5 million) and the MGuardTM for Acute ST Elevation Reperfusion Trial (MASTER Trial) (approximately $0.4 million), partially offset by a decrease in other clinical trial expenses of approximately $0.1 million.  In addition to the increase in clinical trial expenses, there was an increase of approximately $0.1 million in salaries and an increase of approximately $0.1 million in share based compensation due to us hiring additional clinical trial personnel, partially offset by an approximately $0.1 million reduction in miscellaneous expenses. Research and development expense as a percentage of revenue increased to 118.5% for the three months ended March 31, 2012 from 20.3% in the same period in 2011.

Selling and Marketing Expense.  For the three months ended March 31, 2012, selling and marketing expense increased 4.0%, or approximately $15,000, to approximately $445,000, from approximately $430,000 during the same period in 2011.  The increase in selling and marketing expense resulted primarily from approximately $140,000 of additional salaries and approximately $100,000 of additional share based compensation of predominately newly hired sales personnel as we expanded our sales activities worldwide. This increase was partially offset by a decrease of approximately $140,000 of commissions (primarily resulting from the first time shipment of $1.2 million to our distributor in India during the three months ending March 31 2011, as discussed above), approximately $70,000 in advertising expenses and approximately $15,000 in miscellaneous expenses. Selling and marketing expense as a percentage of revenue increased to 39.1% in 2012 from 25.4% in 2011.

General and Administrative Expense.  For the three months ended March 31, 2012, general and administrative expense increased 59.9%, or approximately $0.7 million, to approximately $1.9 million from approximately $1.2 million during the same period in 2011. This increase resulted primarily from an increase in share based compensation of $0.8 million (which predominately pertains to directors’ compensation), an increase of approximately $0.1 million in salary expenses (due to an increase in employee infrastructure to accommodate and comply with Securities and Exchange Commission standards and reporting), an increase of approximately $0.1 million in audit fees (to accommodate and comply with Securities and Exchange Commission standards and reporting), an increase of approximately $0.1 million in rent expense (resulting from us moving to a new location in order to support our expanding sales activities) and an increase of approximately $0.1 million in miscellaneous expenses. This increase was partially offset by a decrease of approximately $0.4 million in litigation expenses and $0.1 million in travel expenses. General and administrative expense as a percentage of revenue increased to 166.6% in 2012 from 70.3% in 2011.

Financial (Income) Expenses.  For the three months ended March 31, 2012, financial expense decreased 101.5%, or approximately $0.7 million, to approximately $11,000 net financial income from $0.7 million net financial expense during the same period in 2011. The decrease in expense resulted primarily from a one-time financial expense of approximately $0.6 million in the first quarter of 2011 pertaining to the revaluation of an outstanding convertible loan at fair value prior to redemption and a decrease of approximately $0.1 million of all other financial expenses, as offset by approximately $11,000 of financial income derived primarily from favorable exchange rate conversions. Financial (income) expense, as a percentage of revenue decreased from financial expense of 42.4% in 2011, to financial income of 1.0% in 2012.

Tax Expenses.  Tax expense remained relatively flat at $25,000 for the three months ended March 31, 2012, as compared to $10,000 during the same period in 2011.  Our expenses for income taxes reflect primarily the tax liability due to potential tax exposure.

Net Loss.  Our net loss increased by approximately $1.2 million, or 65.7%, to $3.1 million for the three months ended March 31, 2012 from $1.9 million during the same period in 2011. The increase in net loss resulted primarily from an increase in operating expenses of approximately $1.7 million (see above for explanation) and a decrease of approximately $0.2 million in gross profit (see above for explanation). This increase was partially offset by a decrease in financial expenses of approximately $0.7 million (see above for explanation).

Liquidity and Capital Resources

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

General.  At March 31, 2012, we had cash and cash equivalents of approximately $3.4 million, as compared to $5.1 million as of December 31, 2011. The decrease is attributable primarily to our net loss. We have historically met our cash needs through a combination of issuance of new shares, borrowing activities and sales. Our cash requirements are generally for product development, clinical trials, marketing and sales activities, finance and administrative cost, capital expenditures and general working capital.

Cash used in our operating activities was approximately $1.6 million for the three months ended March 31, 2012, and approximately $0.4 million for the same period in 2011.  The principal reasons for the usage of cash in our operating activities for the three months ended March 31, 2012 include a net loss of approximately $3.1 million, offset by approximately $1.2 million in non-cash share based compensation and an increase in working capital of approximately $0.3 million.

Cash used in our investing activities was approximately $50,000 during the three months ended March 31, 2012, compared to approximately $100,000 of cash used in investing activities during the same period in 2011.  The principal reason for the decrease in cash flow from investing activities during 2012 was the purchase of approximately $80,000 of new manufacturing equipment and the funding of employee retirement funds of approximately $20,000, offset by a decrease in restricted cash of approximately $50,000.

Cash used in financing activities was approximately $0.1 million for the three months ended March 31, 2012, compared to $9.5 million generated from financing activities for the same period in 2011.  The principal reason for the change  was the repayment of a long-term loan in the amount of approximately $0.1 million during the three months ended March 31, 2012.  In contrast, during the three months ended March 31, 2011, we completed a private placement financing that resulted in net proceeds to us of $9.5 million.

As of March 31, 2012, our current assets exceeded current liabilities by a multiple of 2.3. Current assets decreased approximately $2.0 million during the first three months of 2012, mainly due to cash used in operations, and current liabilities remained relatively flat during the same period. As a result, our working capital surplus decreased by approximately $2.0 million to approximately $4.4 million during the three months ended March 31, 2012.

Credit Facilities. Prior to March 31, 2012, we had a long term loan with an aggregate principal amount outstanding of approximately $750,000 bearing interest at the three month U.S. Dollar LIBOR rate plus 4% per annum. The loan was payable in eight quarterly installments during a period of three years that began in April 2010.  The loan was repaid on January 31, 2012.

We believe that funds available as of May 7, 2012, together with our anticipated revenues, are expected to fund our operations until at least the first quarter of 2013, assuming our MGuardTM for Acute ST Elevation Reperfusion Trial (MASTER Trial) is successful and, as a result, we invest significantly in sales and marketing. However, if our MGuardTM for Acute ST Elevation Reperfusion Trial (MASTER Trial) is not as successful as anticipated and we scale back expansion plans and general overhead, funds available as of May 7, 2012, together with our anticipated revenues, are expected to fund our operations through the end of 2013. Thereafter, or before then to expand the breadth of our present business, we will need to raise further capital, through the sale of additional equity securities or otherwise. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our MGuardTM products, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product offerings. However, we may be unable to raise sufficient additional capital when we need it or raise capital on favorable terms. The terms of any securities issued by us in future financings may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect on the holders of any of our securities then outstanding.  If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly, possibly postpone or halt our U.S. Food and Drug Administration clinical trial or obtain funds by entering into financing agreements on unattractive terms.

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

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 changes certain fair value measurement principles and clarifies the application of existing fair value measurement guidance. These amendments require, among other things, (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and (3) disclosing quantitative information about the unobservable inputs used within the Level 3 hierarchy. For public entities, ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, on a prospective basis. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Effective January 1, 2012, we adopted ASU 2011-04. The adoption of this accounting standards update did not have a material impact on our consolidated financial statements.

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

Contractual Obligations and Commitments

During the three months ended March 31, 2012, there were no material changes to our contractual obligations and commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates.

Interest Rate Exposure

Our exposure to market risk relates primarily to short-term investments, including funds classified as cash equivalents.  As of March 31, 2012, all excess funds were invested in time deposits and other highly liquid investments, therefore our interest rate exposure is not considered to be material.

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

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of March 31, 2012, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation that arises through the normal course of business.  As of the date of this filing, we are not a party to any material litigation nor are we aware of any such threatened or pending litigation, except for the matters described below.

On November 2, 2010, Eric Ben Mayor, a former senior employee of InspireMD Ltd., filed suit in Regional Labor Court in Tel Aviv, claiming illegal termination of employment and various amounts in connection with his termination, including allegations that he is owed salary, payments to pension fund, vacation pay, sick days, severance pay, commission for revenues and other types of funds.  In total, Mr. Mayor is seeking $428,000, additional compensation for holding back wages, and options to purchase 2,029,025 shares of our common stock at an exercise price of $0.001 per share.  We have filed a notice in Regional Labor Court indicating that the parties have rejected a court proposal for mediation and a second preliminary hearing was held on November 3, 2011.   We received an extension from the court to file motions regarding the disclosure procedure between the parties until June 20, 2012.  No further hearing date has been set.

Other than as set forth above, there are no material proceedings in which any of our directors, officers or affiliates or any registered or beneficial shareholder of more than 5% of our common stock is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are set forth in Item 1A to our 2011 10-K. The information below sets forth additional risk factors or risk factors that have had material changes since the 2011 10-K, and should be read in conjunction with Item 1A of the 2011 10-K. If any of the risks set forth in the 2011 10-K or below, or any other risks not described below, actually occur, it is likely that our business, financial condition, and/or operating results could be materially adversely affected.  In such case, the trading price and market value of our common stock could decline and you may lose part or all of your investment in our common stock.

We will need to raise additional capital to meet our business requirements in the future and such capital raising may be costly or difficult to obtain and could dilute current stockholders’ ownership interests.

We will need to raise additional capital in the future, which may not be available on reasonable terms or at all.  At May 7, 2012, we had cash on hand of approximately $11.8 million and expect that such funds, together with our income, will be insufficient to fully realize all of our business objectives.  For instance, we will need to raise additional funds to accomplish the following:

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

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock and make it more difficult for us to raise funds through future offerings of common stock. 414,942 shares of our common stock are currently freely tradable pursuant to an effective registration statement and approximately 59,278,947 shares of our common stock are currently saleable under Rule 144 under the Securities Act of 1933, as amended. The availability of these shares of our common stock for resale in the public market has the potential to cause the supply of our common stock to exceed investor demand, thereby decreasing the price of our common stock.

The ability of our stockholders to sell substantial amounts of our common stock in the public market could create a circumstance commonly referred to as an “overhang,” which could cause the market price of our common stock to fall. The existence of an overhang, whether or not sales have occurred or are occurring, could also make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Our obligations to the holders of our senior secured convertible debentures are secured by all of our assets, so if we default on those obligations, the convertible debenture holders could foreclose on our assets.

The holders of our senior secured convertible debentures have a security interest in all of our assets and those of our subsidiaries. As a result, if we default under our obligations to the holders of our senior secured convertible debentures, the holders of our senior secured convertible debentures could foreclose on their security interests and liquidate some or all of these assets, which would harm our business, financial condition and results of operations.

Our senior secured convertible debentures and the associated securities purchase agreement contain covenants that could limit our financing options and liquidity position, which would limit our ability to grow our business.

The terms of our senior secured convertible debentures could have negative consequences to us, such as:

•	we may be unable to obtain additional financing to fund working capital, operating losses, capital expenditures or acquisitions on terms acceptable to us, or at all;

•	we may be unable to refinance our indebtedness on terms acceptable to us, or at all; and

•	we may be more vulnerable to economic downturns and limited in our ability to withstand competitive pressures.

Additionally, covenants in our senior secured convertible debentures and the associated securities purchase agreement impose operating and financial restrictions on us. These restrictions prohibit or limit our ability, and the ability of our subsidiaries, to, among other things:

•	pay cash dividends to our stockholders;

•	redeem outstanding securities;

•	incur additional indebtedness;

•	permit liens on assets or conduct sales of assets;

•	effectuate stock splits until April 5, 2013, except in connection with an initial listing on a national securities exchange or to meet the continued listing requirements of such exchange;

•	cease making public filings under the Securities Exchange Act of 1934, as amended; and

•	engage in transactions with affiliates.

These restrictions may limit our ability to obtain additional financing, withstand downturns in our business or take advantage of business opportunities. Moreover, additional debt financing we may seek may contain terms that include more restrictive covenants, may require repayment on an accelerated schedule or may impose other obligations that limit our ability to grow our business, acquire needed assets, or take other actions we might otherwise consider appropriate or desirable.

The conversion of our senior secured convertible debentures and the exercise of the warrants issued to the purchasers of our senior secured convertible debentures would have a dilutive impact on our existing stockholders.

There are currently 6,686,930 shares of common stock underlying our senior secured convertible debentures and 3,655,775 shares of common stock underlying warrants that were issued to purchasers and placement agents in connection with the issuance of the senior secured convertible debentures, for a total of 10,342,705 shares of common stock. When issued, these additional 10,342,705 shares of common stock will equal approximately 13% of our then outstanding shares of common stock, and would immediately dilute our current stockholders in terms of ownership percentage and voting power. The terms of the senior secured convertible debentures and related warrants contain provisions that restrict the amount of shares a holder can receive upon conversion or exercise to 4.99% of the then outstanding number of shares of our common stock. However, these restrictions do not prevent the holders from selling some of their holdings and then receiving additional shares. In this way, the holders could sell more than these limits while never holding more than the limits. As a result, even with the restrictions, the holders of these senior secured convertible debentures and warrants could ultimately convert and exercise, and then sell, the full amount issuable upon conversion and exercise of the senior secured convertible debentures warrants, respectively, in which case our current stockholders would suffer the full amount of dilution.

The holders of our senior secured convertible debentures might be able to exert substantial influence over us in the event that Sol J. Barer, Ph.D. ceases to remain our chairman.

Under the terms of the securities purchase agreement pursuant to which our senior secured convertible debentures were sold, if Sol J. Barer, Ph.D. ceases to serve as our chairman due to Dr. Barer’s resignation following a material adverse change to the condition of Dr. Barer or any member of Dr. Barer’s immediate family or the vote or written consent of independent stockholders, we would be required to appoint two persons to our board of directors designated by Genesis Capital Advisors LLC, the investment advisor to our lead investors in the senior secured convertible debenture offering, and support the reelection of such persons until the senior secured convertible debentures are either repaid or converted in full. In addition, in the event that Dr. Barer ceases to serve as our chairman for any other reason while the senior secured convertible debentures are outstanding, it would be an event of default under the senior secured convertible debentures, which could result in the acceleration of our senior secured convertible debentures at the election of the holders of 60% of the outstanding principal of the senior secured convertible debentures, an amount that Genesis Capital Advisors LLC presently controls. As a result, Genesis Capital Advisors LLC, or its assigns, have the potential to exert substantial influence over our management and governance in the event Dr. Barer ceases to serve as our chairman and they may exert such influence in a manner that is not consistent with the best interests of our common stockholders.

Item 6. Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSPIREMD, INC.

Date: May 7, 2012	By:	/s/ Ofir Paz
		Name:	Ofir Paz
		Title:	Chief Executive Officer

	By:	/s/ Craig Shore
		Name:	Craig Shore
		Title:	Chief Financial Officer, Secretary and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
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

10.1+
Consultancy Agreement, dated March 27, 2012, by and between InspireMD Ltd. and Robert Ratini (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2012)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Equity (Capital Deficiency), (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements

_______________________
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