Form 10-KT
period 2012-06-30
InspireMD, Inc.
filed 2012-09-11
CIK 1433607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☐           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:

OR

☑           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2012 to June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐  No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2012, based on the price at which the common equity was last sold on the OTC Bulletin Board on such date, was approximately $42,036,000. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at September 1, 2012
Common Stock, $0.0001 par value	68,281,911

Documents incorporated by reference:

None

PART I

In this Transition Report on Form 10-K/T, unless the context requires otherwise, all references to “we,” “our” and “us” for periods prior to the closing of our share exchange transactions on March 31, 2011 refer to InspireMD Ltd., a private company incorporated under the laws of the State of Israel that is now our wholly-owned subsidiary, and its subsidiary, and references to “we,” “our” and “us” for periods subsequent to the closing of the share exchange transactions refer to InspireMD, Inc., a publicly traded Delaware corporation, and its direct and indirect subsidiaries, including InspireMD Ltd.

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

On June 1, 2012, our board of directors approved a change in our fiscal year-end from December 31 to June 30, effective June 30, 2012. This Transition Report on Form 10-K/T reports our financial results for the six month period from January 1, 2012 through June 30, 2012, which we refer to as the “transition period” throughout this report. Following the transition period, we will file annual reports for each twelve month period ended June 30 of each year beginning with the twelve month period ended June 30, 2013.

Overview

We are a medical device company focusing on the development and commercialization of our proprietary stent platform technology, MGuard™.  MGuard™ provides embolic protection in stenting procedures by placing a micron mesh sleeve over a stent (see photograph below of an MGuard™ Stent). Our initial products are marketed for use mainly in patients with acute coronary syndromes, notably acute myocardial infarction (heart attack) and saphenous vein graft coronary interventions (bypass surgery). According to the TYPHOON STEMI trial (New England Journal of Medicine, 2006) and the SOS SVG Trial (Journal of the American College of Cardiology, 2009), of patients with acute myocardial infarction and saphenous vein graft coronary interventions, 7.5% to 44% experience major adverse cardiac events, including cardiac death, heart attack and restenting of the artery. When performing stenting procedures in patients with acute coronary symptoms, interventional cardiologists face a difficult dilemma in choosing between bare-metal stents, which have a high rate of restenosis (formation of new blockages), and drug-eluting (drug-coated) stents, which have a high rate of late thrombosis (formation of clots months or years after implantation), require administration of anti-platelet drugs for at least one year post procedure, are more costly than bare-metal stents and have additional side effects.  We believe that MGuard™ is a simple and seamless solution for these patients.  For the six months ended June 30, 2012, our total revenue was approximately $2.1 million and our net loss was approximately $7.1 million.

MGuard™ Sleeve – Microscopic View

We intend to study our MGuard™ technology for use in a broad range of coronary related situations in which complex lesions are required and intend to seek to make it an industry standard for treatment of acute coronary syndromes. We believe that patients will benefit from a cost-effective alternative which we believe will prove to have a superior clinical efficacy and safety profile than other stent technologies. We believe that with our MGuard™ technology, we are well positioned to emerge as a key player in the global stent market.

We also intend to apply our technology to develop additional products used for other vascular procedures, specifically carotid (the arteries that supply blood to the brain) and peripheral (other arteries) procedures.

In October 2007, our first generation product, the MGuard™ Coronary, received CE Mark approval for treatment of coronary arterial disease in the European Union. CE Mark is a mandatory conformance mark on many products marketed in the European Economic Area and certifies that a product has met European Union consumer safety, health or environmental requirements. We began shipping our product to customers in Europe in January 2008 and have since expanded our global distribution network to Southeast Asia, India, Latin America and Israel.

Our initial MGuard™ products incorporated a stainless steel stent. We replaced this stainless steel platform with a more advanced cobalt-chromium based platform, which we refer to as MGuard Prime™. We believe the new platform will prove to be superior because cobalt-chromium stents are generally known in the industry to provide better deliverability and possibly even a reduction in major adverse cardiac events. In particular, according to Jabara, et. al. (“A Third Generation Ultra-thin Strut Cobalt Chromium Stent: Histopathological Evaluation in Porcine Coronary Arteries,” EuroIntervention, November 2009), due to its greater density, cobalt-chromium enables the construction of stents that have both thinner struts and similar radial strength as stainless steel, with its thicker struts. In turn, Jabara, et. al. found that the reduced thickness of the struts provides more flexibility and lower crossing profiles, thereby reducing the inflammatory response and neointimal thickening, potentially lowering restenosis and target vessel revascularization rates.

MGuard Prime™ received CE Mark approval in the European Union in October 2010 for improving luminal diameter and providing embolic protection. We believe we can use and leverage MGuard™’s clinical trial results to market MGuard Prime™. However, we face a number of challenges to the further growth of MGuard™. For example, we face competition from numerous pharmaceutical and biotechnology companies in the therapeutics area, as well as competition from academic institutions, government agencies and research institutions. Most of our current and potential competitors have, and will continue to have, substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution and personnel resources than we do. In addition, none of our products is currently approved by the U.S. Food and Drug Administration. Clinical trials necessary to support a pre-market approval application to the U.S. Food and Drug Administration for our MGuard™ stent will be expensive and will require the enrollment of a large number of patients, and suitable patients may be difficult to identify and recruit, which may cause a delay in the development and commercialization of our product candidates. Furthermore, our rights to our intellectual property with respect to our products could be challenged. Based on the prolific litigation that has occurred in the stent industry and the fact that we may pose a competitive threat to some large and well-capitalized companies that own or control patents relating to stents and their use, manufacture and delivery, we believe that it is possible that one or more third parties will assert a patent infringement claim against the manufacture, use or sale of our MGuard™ stent based on one or more of these patents. Additionally, there is a strong preference to use drug-eluting stents in some countries. Over the last decade, there has been an increasing tendency to use drug-eluting stents in percutaneous coronary intervention (PCI), commonly known as angioplasty (a therapeutic procedure to treat narrowed coronary arteries of the heart found in patients with heart disease), with a usage rate of drug-eluting stents in PCI approaching 70-80% in some countries, even though drug-eluting stents do not address thrombus management in acute myocardial infarction. Also, the use of other bare-metal stents is preferred over the use of MGuard™ products in certain circumstances, such as when placing the stent at the entrance to large side branches, known as “jailing large side branches.” Unless otherwise indicated, in this Transition Report on Form 10-K/T, references to MGuard™ are to both our initial product, MGuard™, and MGuard Prime™, as applicable.

Our principal executive offices are located at 4 Menorat Hamaor St., Tel Aviv, Israel 67448.  Our telephone number is 972-3-691-7691.  We make available free of charge through our website at www.inspire-md.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports. You may also obtain any materials we file with, or furnish to, the U.S. Securities and Exchange Commission on its website at www.sec.gov.

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

According to the January 3, 2011 2011 MEDTECH OUTLOOK produced by the Bank of Montreal Investment Banking Group, known as BMO Capital Markets, after registering a compounded annual growth rate from 2002 to 2009 of approximately 13%, revenues from the global coronary stent market is predicted to remain relatively constant, although in volume of stents the market is predicted to continue to grow. The growth in volume is due to the appeal for less invasive percutaneous coronary intervention procedures and advances in technology coupled with the increase in the elderly population, obesity rates and advances in technology.

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

Our Products

The MGuard™ stent is an embolic protection device based on a protective sleeve, which is constructed out of an ultra-thin polymer mesh and wrapped around the stent. The protective sleeve is comprised of a micron level fiber-knitted mesh, engineered in an optimal geometric configuration and designed for utmost flexibility while retaining strength characteristics of the fiber material (see illustration below). The sleeve expands seamlessly when the stent is deployed, without affecting the structural integrity of the stent, and can be securely mounted on any type of stent.

MGuard™ Deployed in Artery

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

MGuard™ – Coronary Applications

Our MGuard™ Coronary with a bio-stable mesh and our MGuard™ Coronary with a drug-eluting mesh are aimed at the treatment of coronary arterial disease.

MGuard™ Coronary and MGuard Prime™ with a bio-stable mesh.  Our first MGuard™ product, the MGuard™ Coronary with a bio-stable mesh, is comprised of our mesh sleeve wrapped around a bare-metal stent.  It received CE Mark approval in October 2007 and, in January 2008, we started shipping this product to customers and distributors in Europe.  MGuard Prime™ with a bio-stable mesh is comprised of our mesh sleeve wrapped around a cobalt-chromium stent.  In comparison to a conventional bare-metal stent, we believe the MGuard™ Coronary and MGuard Prime™ with a bio-stable mesh provide protection from embolic showers. Results of clinical trials on the MGuard™ Coronary stent, including the MAGICAL, PISCIONE and MGuard international registry (iMOS) clinical trials described below (see “Business – Product Development and Critical Milestones - Comparison of Clinical Trial Results to Date with Results Achieved Using Bare Metal or Drug-Eluting Stents in the STEMI population” below), indicate positive outcomes and safety measures, as explained below (see “Business – Product Development and Critical Milestones - Comparison of Clinical Trial Results to Date with Results Achieved Using Bare Metal or Drug-Eluting Stents in the STEMI population” below).  The results of these clinical trials for the MGuard™ Coronary stent suggest higher levels of myocardial blush grade 3 (occurrence in 73% of patients in the MAGICAL study and 90% of patients in the PISCIONE study, for the MGuard™ Coronary stent) and lower rates of 30 day and 1 year major adverse cardiac event rates, (2.4% and 5.9%, respectively, for the MGuard™ Coronary stent), as compared to the levels and rates of other bare-metal and drug-eluting stents, as reported by Svilaas, et. al. (“Thrombus Aspiration during Primary Percutaneous Coronary Intervention,” New England Journal of Medicine, Volume 358, 2008).  As reported in the study by Svilaas, et. al., myocardial blush grade 3 occurred in 32.2% of patients with a bare-metal stent and 45.7% of patients with a bare-metal stent preceded by an aspiration procedure, and the 30 day and 1 year major adverse cardiac event rates were 9.4% and 20.3%, respectively, for patients with a bare-metal stent and 6.8% and 16.6%, respectively, for patients with a bare-metal stent preceded by an aspiration procedure.  Furthermore, results from a recent HORIZONS-AMI trial demonstrated that 1 year major adverse cardiac event rates were 10.9% for patients with drug eluting stents.  Myocardial blush grade refers to a 0-3 grade scale given to the adequacy of perfusion and blood flow through an area served by a coronary artery; the longer the blush persists, the poorer the blood flow and the lower the myocardial blush grade.  Ndrepepa, et. al. (“5-Year Prognostic Value of No-Reflow Phenomenon After Percutaneous Coronary Intervention in Patients With Acute Myocardial Infarction,” Journal of the American College of Cardiology, Volume 55, Issue 21, 2010) reported that high myocardial blush grades correlate with higher survival rates among affected patients.  Sustained performance by the MGuard™ Coronary stent with respect to contributing to higher levels of myocardial blush grade 3 and lower rates of 30 day and 1 year major adverse cardiac event rates would differentiate the MGuard™ Coronary stent from other bare-metal and drug-eluting stents that do not offer such benefits.

MGuard™ Coronary with a drug eluting bio-absorbable mesh.  Based upon the clinical profile of MGuard™ Coronary, we anticipate that the MGuard™ Coronary with a drug-eluting bio-absorbable mesh will offer both the comparable myocardial blush grade 3 levels and 30-day and 1-year major adverse cardiac event rates as the MGuard™ Coronary with a bio-stable mesh, as described above, and a comparative restenosis rate, which is the rate at which patients experience formation of new blockages in their arteries, when compared to existing drug-eluting stents.  The bio-absorbability of MGuard™ Coronary with a drug eluting bio-absorbable mesh is intended to improve upon the bio-absorbability of other drug-eluting stents, in light of the large surface area of the mesh and the small diameter of the fiber. We intend to study whether the protective sleeve on the MGuard™ Coronary with a drug-eluting bio-absorbable mesh can improve uniform distribution of the applied drug to the vessel wall for improved drug therapy management compared to other drug-eluting stents, where the drug is distributed on the struts only. If this intended result is achieved with respect to the improved and uniform distribution of the applied drug to the vessel wall, the total dosage of the medication potentially could be reduced while increasing its efficacy.  MGuard™ Coronary with a drug-eluting bio-absorbable mesh is expected to promote smooth and stable endothelial cell growth and subsequent attachment to the lumen of the vessel wall, which is essential for rapid healing and recovery.  In addition, we believe bio-absorbable drug-eluting mesh may enable the use of more effective drug therapies that presently cannot be effectively coated on a metal-based stent due to their poor diffusion capabilities.  Because the drug-eluting bio-absorbable mesh will be bio-absorbable, we anticipate that the mesh will completely dissolve after four months, which we expect will result in fewer of the chronic long term side effects that are associated with the presence of the drug.

MGuard™ – Carotid Applications

We intend to market our mesh sleeve coupled with a self-expandable stent (a stent that expands without balloon dilation pressure or need of an inflation balloon) for use in carotid-applications. We believe that our MGuard™ design will provide substantial advantages over existing therapies in treating carotid artery stenosis (blockage or narrowing of the carotid arteries), like conventional carotid stenting and endarterectomy (surgery to remove blockage), given the superior embolic protection characteristics witnessed in coronary arterial disease applications. We intend that the embolic protection will result from the mesh sleeve, as it traps emboli at their source.  In addition, we believe that MGuard™ Carotid will provide post-procedure protection against embolic dislodgement, which can occur immediately after a carotid stenting procedure and is often a source of post-procedural strokes.  Schofer, et. al. (“Late cerebral embolization after emboli-protected carotid artery stenting assessed by sequential diffusion-weighted magnetic resonance imaging,” Journal of American College of Cardiology Cardiovascular Interventions, Volume 1, 2008) have also shown that the majority of the incidents of embolic showers associated with carotid stenting occur immediately post-procedure.

MGuard™ – Peripheral Applications

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

As in carotid procedures, peripheral procedures are characterized by the necessity of controlling embolic showers both during and post-procedure. Controlling embolic showers is so important in these indications that physicians often use covered stents, at the risk of blocking branching vessels, to ensure that emboli does not fall into the bloodstream.  We believe that our MGuard™ design will provide substantial advantages over existing therapies in treating peripheral artery stenosis (blockage or narrowing of the peripheral arteries).

Product Development and Critical Milestones

Below is a list of the products described above and our projected critical milestones with respect to each.  As used below, “Q” stands for our fiscal quarter.  While we currently anticipate seeking approval from the U.S. Food and Drug Administration for all of our products in the future, we have only outlined a timetable to seek U.S. Food and Drug Administration approval for our MGuard™ Coronary plus with bio-stable mesh product in our current business plan.  The use of the term “to be determined” in the table below with regard to certain U.S. Food and Drug Administration trial milestones indicates that the achievements of such milestones is unable to be accurately predicted as such milestones are too far in the future.

Product	Indication	Start Development	CE Mark	European Union Sales	FDA Approval	U.S. Sales
MGuard™ Coronary Plus Bio-Stable Mesh	Bypass/ Coronary	2005	Oct. 2007	Q1-2008	Q4-2015	2016

MGuard™ Peripheral Plus Bio-Stable Mesh	Peripheral Arteries	Q1-2011	Q4-2012	To be determined	To be determined	To be determined

MGuard™ Carotid Plus Bio-Stable Mesh	Carotid Arteries	Q1-2011	Q4-2012	To be determined	To be determined	To be determined

MGuard™ Coronary Plus Bio-Absorbable Drug-Eluting Mesh	Bypass/ Coronary	To be determined	To be determined	To be determined	To be determined	To be determined

With respect to MGuard™ Carotid Plus Bio-Stable Mesh, we have determined that the expected commencement of sales in the European Union can not be accurately predicted since we have delayed the development of this product until additional funding for its development is secured.

We anticipate that our MGuard™ Coronary plus with bio-stable mesh product will be classified as a Class III medical device by the U.S. Food and Drug Administration.

Pre-Clinical Studies

We performed laboratory and animal testing prior to submitting an application for CE Mark approval for our MGuard™ Coronary with bio-stable mesh.  We also performed all CE Mark required mechanical testing of the stent.  We conducted pre-clinical animal trials at Harvard and MIT Biomedical Engineering Center BSET lab in July 2006 and August 2007.  In these animal trials, on average, the performance of the MGuard™ Coronary with bio-stable mesh was comparable with the performance of control bare-metal stents.  Analysis also indicated that in these animal trials the mesh produced levels of inflammation comparable with those levels produced by standard bare-metal stents.  No human trials were conducted as part of these pre-clinical trials.

The table below describes our completed and planned pre-clinical trials. The use of the term “To be determined” in the table below with regard to milestone dates in our pre-clinical studies indicates that we have not yet decided when to schedule such milestones.

Product	Stent Platform	Approval Requirement	Start of Study	End of Study
MGuard™ Coronary	Bare-Metal Stent Plus Bio-Stable Mesh	CE Mark (European Union + Rest of World)	Q4-2006	Q3-2007
	Drug-Eluting Mesh (Bare-Metal Stent Plus Drug-Eluting Mesh)	CE Mark (European Union + Rest of World)	To be determined	To be determined
		FDA (U.S.)	To be determined	To be determined
	Cobalt-Chromium Stent Plus Bio-Stable Mesh	FDA	Q2-2011	Q4-2015
MGuard™ Peripheral/Carotid	Self Expending System Plus Mesh	CE Mark (European Union + Rest of World)	N/A	N/A
MGuard™ Carotid	Self Expending System Plus Mesh	FDA (U.S.)	To be determined

With respect to the preclinical studies for MGuard™ Coronary, the drug-eluting mesh trials have been indefinitely suspended due to our determination to focus our time and resources on other trials at this time.

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

Product	Stent Platform	Clinical Trial Sites	Follow-up Requirement	Objective	Study Status
					No. of Patients	Start Enrollment	End Enrollment	End of Study
MGuard™ Coronary	Bare-Metal Stent Plus Bio-Stable Mesh	Germany – two sites	12 months	Study to evaluate safety and performance of MGuard™ system	41	Q4-2006	Q4- 2007	Q2-2008
		Brazil – one site	12 months		30	Q4-2007	Q1-2008	Q2-2009
		Poland – four sites	6 months		60	Q2-2008	Q3-2008	Q2-2009
		International MGuard™ Observational Study - worldwide - 50 sites	12 months		1,000	Q1-2008	Q4-2013	Q4-2013
		Israeli MGuard™ Observational Study - Israel - 8 sites	6 months		100	Q2-2008	Q3-2011	Q3-2012
		Master randomized control trial - 9 countries, 50 centers in South America, Europe and Israel	12 months		433	Q2-2011	Q2-2012	Q2-2013
		Brazil – 25 sites	12 months		500	Q3-2010	To be determined	To be determined
		FDA Study - 40 sites, U.S. and out of U.S.	12 months	Pilot study to evaluate safety and performance of MGuard™ system for FDA approval	975	Q4-2012	Q2-2014	Q4-2015
	Drug-Eluting Stent (Bare-Metal Stent + Drug Eluting Mesh)	South America and Europe – 10 sites	8-12 months	Pilot study to evaluate safety and performance of MGuard™ system for FDA and CE Mark approval	500	To be determined	To be determined	To be determined
		U.S. – 50 sites	12 months		2,000	To be determined	To be determined	To be determined
		Rest of World as a registry study	8-12 months	Evaluation of safety and efficacy for specific indications	400	To be determined	To be determined	To be determined

					Study Status
Product	Stent Platform	Clinical Trial Sites	Follow-up Requirement	Objective	No. of Patients	Start Enrollment	End Enrollment	End of Study
MGuard™ Peripheral	Self Expanding System + Mesh	South America and Europe – four sites	12 months	Pilot study to evaluate safety and performance of MGuard™ system for CE Mark approval	50	To be determined	To be determined	To be determined
MGuard™ Carotid	Self Expanding System + Mesh	Rest of World as a registry study	9 months	Evaluation of safety and efficacy for specific indications post-marketing	150	To be determined	To be determined	To be determined

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

The MGuard™ Coronary clinical trials for the drug-eluting stent have been delayed from our previously announced target due to a delay in our receipt of anticipated funding.

With respect to the MGuard™ Peripheral clinical trial for the self expanding system + mesh, the start date has been delayed from our previously announced start date due to a delay in our receipt of anticipated funding.

With respect to the MGuard™ Carotid clinical trial for the self expanding system + mesh, the number of patients has been decreased due to feedback from the clinical trial leaders that a smaller patient population would be sufficient for this clinical trial.

Completed Clinical Trials for MGuard™ Coronary Bare-Metal Stent Plus Bio-Stable Mesh

As shown in the table above, we have completed five clinical trials with respect to our MGuard™ Coronary with bio-stable mesh.  Our first study, conducted at two centers in Germany, included 41 patients with either saphenous vein graft coronary interventions or native coronary lesions treatable by a stenting procedure (blockages where no bypass procedure was performed).  The MGuard™ Coronary rate of device success, meaning the stent was successfully deployed in the target lesion, was 100% and the rate of procedural success, meaning there were no major adverse cardiac events prior to hospital discharge, was 95.1%.  At six months, only one patient (2.5% of participants) had major myocardial infarction (QWMI) and 19.5% of participants had target vessel revascularization (an invasive procedure required due to a stenosis in the same vessel treated in the study).  This data supports MGuard™’s safety in the treatment of vein grafts and native coronary legions.

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

The study in Poland included 60 patients with acute ST-segment elevation myocardial infarction (the most severe form of a heart attack, referred to as “STEMI”).  The purpose of the study was to evaluate the clinical performance of MGuard™ Coronary with bio-stable mesh when used in STEMI patients where percutaneous coronary intervention is the primary line of therapy.  Perfect blood flow in the artery was achieved in 90% of patients, perfect blood flow into the heart muscle was achieved in 73% of patients and complete restoration of electrocardiogram normality was achieved in 61% of patients. The total major adverse cardiac events rate during the six-month period following the deployment of the stents was 0% and after a three-year period was 10.5%.

Ongoing Clinical Trials for MGuard™ Coronary Bare-Metal Stent Plus Bio-Stable Mesh

Our ongoing observation study in Europe is an open registry launched in the first fiscal quarter of 2009.  This registry is expected to enroll up to 1,000 patients and is aimed at evaluating the performance of MGuard™ Coronary with bio-stable mesh in a “real world” population. To date, the primary countries to join are Austria, Czech Republic and Hungary. The primary endpoint that this registry will evaluate is the occurrence of major adverse cardiac events at six months following deployment of the stent, and the clinical follow-up will continue for a period of up to one year per patient. As of September 1, 2012, 550 patients of the prospective 1,000 have been enrolled in 28 sites.

Our ongoing observational study in Israel is an open registry launched in the fourth fiscal quarter of 2009.  This registry is expected to enroll up to 100 patients.  The purpose of this study is to support local Israeli regulatory approval. The primary endpoint that this registry will evaluate is the occurrence of major adverse cardiac events at 30 days following deployment of the stent, and the clinical follow-up will be conducted at six months following deployment of the stent. As September 1, 2012, 86 patients of the prospective 100 have been enrolled.

In the third fiscal quarter of 2010, we launched a Brazilian registry to run in 25 Brazilian sites and enroll 500 patients. The primary endpoint that this registry will evaluate is the occurrence of major adverse cardiac events at six months following the deployment of the stent, and the clinical follow-up will continue for a period of up to one year per patient.  As of September 1, 2012, 24 patients of the prospective 500 have been enrolled.

In the second quarter of 2011, we began the MGuard for Acute ST Elevation Reperfusion Trial (MASTER Trial), a prospective, randomized study in Europe, South America and Israel to compare the MGuard™ stent with commercially-approved bare-metal and drug-eluting stents in achieving better myocardial reperfusion (the restoration of blood flow) in primary angioplasty for the treatment of acute STEMI. The MASTER Trial enrolled 433 subjects, 50% of whom were treated with an MGuard™ stent and 50% of whom were treated with a commercially-approved bare-metal or drug-eluting stent. The study was designed to evaluate the MGuard™ embolic protection stent compared to commercially-approved bare metal or drug-eluting stents in heart attack patients undergoing primary percutaneous coronary intervention. On August 17, 2012, we were advised that initial indications showed a positive result for the MASTER Trial. We expect detailed results of the study will be released in October 2012.

Comparison of Clinical Trial Results to Date with Results Achieved Using Bare Metal or Drug-Eluting Stents in the STEMI population

We conducted a meta-analysis of data from four clinical trials in which MGuard™ was used:

•	The MAGICAL study, a single arm study in which 60 acute ST-segment elevation myocardial infarction (the most severe form of a heart attack, referred to as STEMI) patients with less than 12 hours symptom onset were enrolled, as reported in “Mesh Covered Stent in ST-segment Elevation Myocardial Infarction” in EuroIntervention, 2010;

•	the PISCIONE study, a single arm study in which 100 STEMI patients were enrolled, as reported in “Multicentre Experience with MGuard Net Protective Stent in ST-elevation Myocardial Infarction: Safety, Feasibility, and Impact on Myocardial Reperfusion” in Catheter Cardiovasc Interv, 2009;

•	the iMOS study, a Registry on MGuard™ use in the “real-world” population, from a study whose data was not published; and

•	the Jain study, which looks at a small group of 51 STEMI patients, as reported in “Prevention of Thrombus Embolization during Primary Percutaneous Intervention Using a Novel Mesh Covered Stent” in Catheter Cardiovasc Interv, 2009.

Our meta-analysis included data from the following trials:

•	The CADILLAC (Controlled Abciximab and Device Investigation to Lower Late Angioplasty Complications) study, which found that primary stent implantation is a preferred strategy for the treatment of acute myocardial infarction, as reported in “A Prospective, Multicenter, International Randomized Trial Comparing Four Reperfusion Strategies in Acute Myocardial Infarction: Principal Report of the Controlled Abciximab and Device Investigation to Lower Late Angioplasty Complications (CADILLAC)” Trial in Journal of American College of Cardiology, 2001;

•	The EXPORT trial which was a randomized open-label study whose primary endpoint was to evaluate flow improvement in AMI patients using either conventional stenting or aspiration followed by stenting, as reported in “Systematic Primary Aspiration in Acute Myocardial Percutaneous Intervention: A Multicentre Randomised Controlled Trial of the Export Aspiration Catheter” in EuroIntervention, 2008;

•	The EXPIRA trial which was a single-center study aimed to explore pre-treatment with manual thrombectomy as compared to conventional stenting, as reported in “Thrombus Aspiration During Primary Percutaneous Coronary Intervention Improves Myocardial Reperfusion and Reduces Infarct Size: The EXPIRA (Thrombectomy with Export Catheter in Infarct-related Artery During Primary Percutaneous Coronary Intervention) Prospective, Randomized Trial” in Journal of American College of Cardiology, 2009;

•	The REMEDIA trial, whose objective was to assess the safety and efficacy of the EXPORT catheter for thrombus aspiration in STEMI patients, as reported in “Manual Thrombus-Aspiration Improves Myocardial Reperfusion: The Randomized Evaluation of the Effect of Mechanical Reduction of Distal Embolization by Thrombus-Aspiration in Primary and Rescue Angioplasty (REMEDIA) Trial” in Journal of American College of Cardiology, 2005;

•	The Horizons-AMI (Harmonizing Outcomes with RevascularIZatiON and Stents in Acute MI), which is the largest randomized trial which compared DES to BMS in MI patients, as reported in “Paclitaxel-Eluting Stents Versus Bare-Metal Stents in Acute Myocardial Infarction” in New England Journal of Medicine, 2009; and

•	The TAPAS Trial which showed that thrombus aspiration before stenting benefits MI patients, as reported in “Thrombus Aspiration During Primary Percutaneous Coronary Intervention” in New England Journal of Medicine, 2009.

The meta analysis of MGuard™ outcomes in STEMI population show comparable rates of thrombolysis in myocardial infarction (TIMI) 3 flow with no significant difference of the historical control as compared to MGuard™ (88.5% and 91.7%, respectively), while the rates of myocardial blush grade score 3 (37.3% for the historical control and 81.6% for MGuard™) and ST segment resolution>70% (53.6% for the historical control and 79.1% for MGuard™) are statistically significantly better with the MGuard™. MGuard™ also appears consistently superior at the 30 days major adverse cardiac event (8.4% for the historical control and 2.4% for MGuard™) and 1 year major adverse cardiac event (13.3% for the historical control and 5.9% for MGuard™) endpoints. The data appears in the following tables.

	NAME OF STUDY
	MAGICAL	PISCIONE	iMOS	Jain	Average
Number of Patients	60	100	203	51	414 (Total)
Thrombolysis in myocardial infarction 0-1,%	0	0	1.2	0	0.6
Thrombolysis in myocardial infarction 3,%	90	85	93.5	100	91.7
Myocardial blush grade 0-1,%	3.3	0	—	—	1.2
Myocardial blush grade 3,%	73	90	80	—	81.6
ST segment resolution>70%,%	61	90	—	—	79.1
ST segment resolution>50%,%	88	—	85.4	96	87.6
30 day major adverse cardiac event,%	0	2.2	3.2	—	2.4
6 month major adverse cardiac events,%	0	4.5	6.0	—	4.6
1 year major adverse cardiac events,%	—	5.6	6.0	6.0	5.9
1 year target vessel revascularization	—	2.3	2.3	6.0	2.8
Acute Binary Resteonosis 6M,%	—	—	19.0*	—	19.0

	THREE YEAR FOLLOW UP STUDIES NAME OF STUDY
	MAGICAL	PISCIONE	iMOS	Jain	Average
Number of Patients	57 out of 60	89	—	—	—
Cardiac death at 3Y	7%	2.2%	—	—	—
Non Cardiac death at 3Y	1.8%	6.8%	—	—	—
Re-MI at 3Y	0%	7.9%	—	—	—
TLR at 3Y	1.8%	Not Reported	—	—	—
TVR at 3Y Include TLR	3.6%	4.5%	—	—	—
Stroke	1.8%	Not Reported	—	—	—
Stent thrombosis Definite / Probable	0%	2.2%	—	—	—
MACE (Cardiac death, RE-MI, TLR)	8.8%	10.1%	—	—	—
MACCE (All death, target vessel MI, TVR, Stroke)	10.5%	Not Reported	—	—	—

Trial	CADILLAC	Horizons- AMI	Horizons- AMI	TAPAS	TAPAS	EXPORT	EXPORT	EXPIRA	EXPIRA	REMEDIA	REMEDIA	Historical comparison	MGuard	Level of Significance
Group	Stent + Abciximab	BMS	DES	Thrombus aspiration	control	control	TA	control	Thrombus aspiration	Thrombus aspiration	control	Average	Average
Number of Patients	524	749	2257	535	536	129	120	87	88	50	49	5124 (total)	414 (total)
Thrombolysis in myocardial infarction 0-1,%	—	—	—	—	—	3.9	2.4	1.1	0	—	—	2.1	0.6
Thrombolysis in myocardial infarction 3,%	96.9	87.6	89.8	86	82.5	76.9	82	—	—	—	—	88.5	91.7
Myocardial blush grade 0-1,%	48.7	—	—	17.1	26.3	31.6	27.6	40.2	11.4	32	55.1	35.2	1.2	*
Myocardial blush grade 3,%	17.4	—	—	45.7	32.2	25.4	35.8	—	—	—	—	37.3	81.6	**
ST segment resolution>70%,%	62	—	—	56.6	44.2	—	—	39.1	63.6	58	36.7	53.6	79.1
ST segment resolution>50%,%	—	—	—	—	—	71.9	85	—	—	—	—	78.2	87.6
30 day major adverse cardiac event,%	4.4	—	—	6.8	9.4	—	—	—	—	10	10.2	8.4	2.4	**
6 month major adverse cardiac events,%	10.2	—	—	—	—	—	—	—	—	—	—	10.2	4.6
1 year major adverse cardiac events,%	—	13.1	10.9	16.6	20.3	—	—	—	—	—	—	13.3	5.9	*
Acute Binary Resteonosis 6 month,%	20.8	—	—	—	—	—	—	—	—	—	—	20.8	19.0
1 year target vessel revascularization	—	7.4	4.6	12.9	11.2	—	—	—	—	—	—	—	—
Acute Binary Resteonosis 1 year,%	—	21	8.3	—	—	—	—	—	—	—	—	11.5	—

Future Clinical Trials for MGuard™ Coronary

We anticipate that additional studies will be conducted to meet registration requirements in key countries, particularly the U.S.  We have currently budgeted $13 million for the U.S. Food and Drug Administration trial.  We expect that post-marketing trials will be conducted to further evaluate the safety and efficacy of the MGuard™ Coronary with bio-stable mesh in specific indications.  These trials will be designed to facilitate market acceptance and expand the use of the product.

We also plan to conduct a large clinical study for U.S. Food and Drug Administration approval in the U.S. We expect that this study will be a prospective, multicenter, randomized clinical trial. Its primary objective will be to compare the safety and the effectiveness of the MGuard™ stent in the treatment of de novo stenotic lesions in coronary arteries in patients undergoing primary revascularization (a surgical procedure for the provision of a new, additional, or augmented blood supply to the heart) due to acute myocardial infarction with the MultiLink Vision stent system from Abbott Vascular. We expect total enrollment of approximately 957 subjects, at up to 60 sites throughout the U.S. and Europe. The combined primary endpoint of this study is intended to demonstrate the MGuard™ stent’s superiority in the occurrence of myocardial reperfusion, which measures that blood supply to the heart muscle, and its non-inferiority in the occurrence of target vessel failure (a composite endpoint of cardiac death, reoccurrence of a heart attack and the need for a future invasive procedure to correct narrowing of the coronary artery), as compared to other stents. This study is expected to start in the fourth quarter of 2012, and the enrollment phase is expected to last 18 months. We expect that subjects will be followed for 12 months with assessments at 30 days, six months and 12 months, with angiographic subgroup analysis occurring after the 12th month. This plan is tentative, and is subject to change to conform with U.S. Food and Drug Administration regulations and requirements.

In other countries outside of the U.S., we believe that we generally will be able to rely upon the CE Mark approval of the product, as well as the results of the U.S. Food and Drug Administration trial and MASTER Trial in order to obtain local approvals.

Planned Trials for future MGuard™ Peripheral and Carotid Products

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

•	Successfully commercialize MGuard™ Coronary with bio-stable mesh. We have begun commercialization of MGuard™ Coronary with a bio-stable mesh in Europe, Asia and Latin America through our distributor network and we are aggressively pursuing additional registrations and contracts in other countries such as Russia, Canada, South Korea, Belgium, the Netherlands and certain smaller countries in Latin America. By the time we begin marketing this product in the U.S., we expect to have introduced the MGuard™ technology to clinics and interventional cardiologists around the world, and to have fostered brand name recognition and widespread adoption of MGuard™ Coronary. We plan to accomplish this by participating in national and international conferences, conducting and sponsoring clinical trials, publishing articles in scientific journals, holding local training sessions and conducting electronic media campaigns.

•	Successfully develop the next generation of MGuard™ stents. While we market our MGuard™ Coronary with bio-stable mesh, we intend to develop the MGuard™ Coronary with a drug-eluting mesh. We are also working on our MGuard™ stents for peripheral and carotid, for which we expect to have CE Mark approval by the fourth quarter of 2012. In addition, we released our cobalt-chromium version of MGuard™, MGuard Prime™, in 2010, which we anticipate will replace MGuard™ over the next few years.

•	Continue to leverage MGuard™ technology to develop additional applications for interventional cardiologists and vascular surgeons. In addition to the applications described above, we believe that we will eventually be able to utilize our proprietary technology to address imminent market needs for new product innovations to significantly improve patients’ care. We have secured intellectual property using our unique mesh technology in the areas of brain aneurism, treating bifurcated blood vessels and a new concept of distal protective devices. We believe these areas have a large growth potential given, in our view, that present solutions are far from satisfactory, and there is a significant demand for better patient care. We believe that our patents can be put into practice and that they will drive our growth at a later stage.

•	Work with world-renowned physicians to build awareness and brand recognition of MGuard™ portfolio of products. We intend to work closely with leading cardiologists to evaluate and ensure the efficacy and safety of our products. We intend that some of these prominent physicians will serve on our Scientific Advisory Board, which is our advisory committee that advises our board of directors, and run clinical trials with the MGuard™ Coronary stent. We believe these individuals, once convinced of the MGuard™ Coronary stent’s appeal, will be invaluable assets in facilitating the widespread adoption of the stent. In addition, we plan to look to these cardiologists to generate and publish scientific data on the use of our products, and to present their findings at various conferences they attend. Dr. Gregg W. Stone, director of Cardiovascular Research and Education at the Center for Interventional Vascular Therapy of New York Presbyterian Hospital/Columbia University Medical Center and the co-director of Medical Research and Education at The Cardiovascular Research Foundation is the study chairman for the MASTER Trial. Dr. Donald Cutlip, Executive Director of Clinical Investigation at the Harvard Clinical Research Institute, will provide scientific leadership of the U.S. Food and Drug Administration trials. On October 4, 2011, InspireMD Ltd., our wholly-owned subsidiary, entered into a clinical trial services agreement with Harvard Clinical Research Institute, Inc., pursuant to which Harvard Clinical Research Institute, Inc. will conduct a study entitled “MGuard Stent System Clinical Trial in Patients with Acute Myocardial Infarction” on our behalf. We will pay Harvard Clinical Research Institute, Inc. an estimated fee of approximately $13 million for conducting the study, subject to adjustment dependent upon changes in the scope and nature of the study, as well as other costs to be determined by the parties.

•	Continue to protect and expand our portfolio of patents. Our patents and their protection are critical to our success. We have filed nine separate patents for our MGuard™ technology in Canada, China, Europe, Israel, India, South Africa and the U.S. We believe these patents cover all of our existing products, and can be useful for future technology. We intend to continue patenting new technology as it is developed, and to actively pursue any infringement upon our patents. On October 25, 2011, one of our patent applications, U.S. patent application 11/582,354, was issued as U.S. Patent 8,043,323.

As noted above, we previously filed patents for our MGuard™ technology in China, as part of our intended growth strategy.  However, upon further consideration of the cost and resources required to achieve patent protection in China, we elected to prioritize our pursuit of growth opportunities in other countries and, as such, have ceased our growth efforts in China for the current time period.  We intend to reevaluate our strategy towards commercialization of our MGuard™ technology in China in the future.

Competition

The stent industry is highly competitive.  The bare-metal stent and the drug-eluting stent markets in the U.S. and Europe are dominated by Abbott Laboratories, Boston Scientific Corporation, Johnson & Johnson and Medtronic, Inc. Due to ongoing consolidation in the industry, there are high barriers to entry for small manufacturers in both the European and the U.S. markets.  However, we believe that the European market is somewhat more fragmented, and small competitors appear able to gain market share with greater ease.

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

According to the January 3, 2011 2011 MEDTECH OUTLOOK produced by the BMO (Bank of Montreal) Investment Banking Group, the worldwide stent market is dominated by four major players, with a combined total market share of approximately 96%. Within the bare metal stent market and drug-eluting stent market, the top four companies have approximately 92% and 98% of the market share, respectively. These four companies are Abbott Laboratories, Boston Scientific Corporation, Johnson & Johnson and Medtronic, Inc.  To date, our sales are not significant enough to register in market share.  As such, one of the challenges we face to the further growth of MGuard™ is the competition from numerous pharmaceutical and biotechnology companies in the therapeutics area, as well as competition from academic institutions, government agencies and research institutions.  Most of our current and potential competitors, including but not limited to those listed above, have, and will continue to have, substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution and personnel resources than we do.

In addition to the challenges from our competitors, we face challenges related specifically to our products.   None of our products is currently approved by the U.S. Food and Drug Administration.  Clinical trials necessary to support a pre-market approval application to the U.S. Food and Drug Administration for our MGuard™ stent will be expensive and will require the enrollment of a large number of patients, and suitable patients may be difficult to identify and recruit, which may cause a delay in the development and commercialization of our product candidates.  Furthermore, our rights to our intellectual property with respect to our products could be challenged.  Based on the prolific litigation that has occurred in the stent industry and the fact that we may pose a competitive threat to some large and well-capitalized companies that own or control patents relating to stents and their use, manufacture and delivery, we believe that it is possible that one or more third parties will assert a patent infringement claim against the manufacture, use or sale of our MGuard™ stent based on one or more of these patents.

We note that an additional challenge facing our products comes from drug-eluting stents. Over the last decade, there has been an increasing tendency to use drug-eluting stents in percutaneous coronary intervention (PCI), with a usage rate of drug-eluting stents in PCI approaching 70-80% in some countries, even though drug-eluting stents do not address thrombus management in acute myocardial infarction. A recent HORIZONS-AMI trial that compared drug-eluting stents to bare-metal stents in STEMI patients failed to show any benefit of drug-eluting stents as compared to bare-metal stents with regard to safety (death, re-infarction, stroke, or stent thrombosis), but showed the 1 year target vessel revascularization (TLR) rate for drug-eluting stent patients was only 4.6%, as compared to 7.4% for patients with bare-metal stents. However, based on data from over 350 patients across three clinical trials, the TLR rate for MGuard™ was 2.8%. (This data is comprised of: (i) a TLR rate of 2.3% for a 100-patient study, as reported in “Multicentre Experience with MGuard Net Protective Stent in ST-elevation Myocardial Infarction: Safety, Feasibility, and Impact on Myocardial Reperfusion” in Catheter Cardiovasc Interv, 2009; (ii) a TLR rate of 2.3% for a sub-group of 203 STEMI patients from the International MGuard™ Observational Study; and (iii) a TLR rate of 6.0% for a group of 51 heart attack patients, as reported in “Prevention of Thrombus Embolization during Primary Percutaneous Intervention Using a Novel Mesh Covered Stent” in Catheter Cardiovasc Interv, 2009).

Another challenge facing the MGuard™ products is that placing the stent at the entrance to large side branches, known as jailing large side branches, is not recommended with the MGuard™ Coronary stent, because there is risk of thrombosis. Jailing requires the need to cross the stent with guidewire and to create an opening with the balloon to allow proper flow, which can be achieved with lower risk by using other bare-metal stents.

Research and Development Expenses

During each of the six months ended June 30, 2012 and the twelve months ended December 31, 2011, 2010 and 2009, we spent approximately $2.6 million, $2.5 million, $1.3 million and $1.3 million, respectively, on research and development.

Sales and Marketing

Sales and Marketing

In October 2007, MGuard™ Coronary with a bio-stable mesh received CE Mark approval in the European Union, and shortly thereafter was commercially launched in Europe through local distributors.  We are also in negotiations with additional distributors in Europe, Asia and Latin America and are currently selling our MGuard™ Coronary with a bio-stable mesh in more than 30 countries.

Until U.S. Food and Drug Administration approval of our MGuard™ Coronary with a bio-stable mesh, which we are targeting for 2015, we plan to focus our marketing efforts primarily on Europe, Asia and Latin America.  Within Europe, we have focused on markets with established healthcare reimbursement from local governments such as Russia, Italy, Germany, France, Greece, Austria, Hungary, Poland, Slovenia, Czech Republic and Slovakia.

In addition to utilizing local and regional distributor networks, we are using international trade shows and industry conferences to gain market exposure and brand recognition.  We plan to work with leading physicians to enhance our marketing efforts.  As sales volume increases, we may engage in direct sales in certain geographic markets.

Product Positioning

The MGuard™ Coronary has initially penetrated the market by entering market segments with indications that present high risks of embolic dislodgement, notably acute myocardial infarction and saphenous vein graft coronary interventions. The market penetration of the MGuard™ Coronary in 2011 was minimal, with total sales in the twelve months ended December 31, 2011 of approximately $6 million representing less than 1% of the total sales of the acute myocardial infarction solutions market and the market penetration for the six months ended June 30, 2012 was also minimal, with total sales in the six months ended June 30, 2012 of approximately $2.1 million representing less than 1% of the total sales of the acute myocardial infarction solutions market.

When performing stenting procedures in patients with acute coronary symptoms, interventional cardiologists face a difficult dilemma in choosing between bare-metal stents, which have a high rate of restenosis, and drug-eluting stents, which have a high rate of late stent thrombosis, require administration of anti-platelet drugs for at least one year post procedure and are more costly than bare-metal stents.  We are marketing our platform technology, MGuard™, as a superior and cost effective solution to these currently unmet needs of interventional cardiologists.  We believe our MGuard™ technology is clinically superior to bare-metal stents because it provides embolic protection during and post-procedure.  We believe our MGuard™ technology is clinically superior to drug-eluting stents, due to its lower stent thrombosis rate and protection from embolic showers during and post-procedure.

In addition to the advantages of the MGuard™ technology that we believe to exist, the MGuard™ technology maintains the deliverability, crossing profile, and dilatation pressure of a conventional stent, and interventional cardiologists do not have to undergo extensive training before utilizing the product.

Insurance Reimbursement

In most countries, a significant portion of a patient’s medical expenses is covered by third-party payors.  Third-party payors can include both government funded insurance programs and private insurance programs.  While each payor develops and maintains its own coverage and reimbursement policies, the vast majority of payors have similarly established policies.  All of the MGuard™ products sold to date have been designed and labeled in such a way as to facilitate the utilization of existing reimbursement codes, and we intend to continue to design and label our products in a manner consistent with this goal.

While most countries have established reimbursement codes for stenting procedures, certain countries may require additional clinical data before recognizing coverage and reimbursement for the MGuard™ products or in order to obtain a higher reimbursement price.  In these situations, we intend to complete the required clinical studies to obtain reimbursement approval in countries where it makes economic sense to do so.

In the U.S., once the MGuard™ Coronary with bio-stable mesh is approved by the U.S. Food and Drug Administration, it will be eligible for reimbursement from the Centers for Medicare and Medicaid Services, which serve as a benchmark for all reimbursement codes.  While there is no guarantee these codes will not change over time, we believe that the MGuard™ will be eligible for reimbursement through both governmental healthcare agencies and most private insurance agencies in the U.S. once it is approved by the U.S. Food and Drug Administration.

Intellectual Property

Patents

We have filed nine patent applications in the United States (including one that is still in the Patent Cooperation Treaty international phase) covering aspects of MGuard™ technology. We have filed corresponding patent applications in Canada, China, Europe, Israel, India and South Africa, for an aggregate total of 35 patents and pending applications. These patents cover percutaneous therapy, knitted stent jackets, stent and filter assemblies, in vivo filter assembly, optimized stent jackets, stent apparatuses for treatment via body lumens and methods of use, stent apparatuses for treatment via body lumens and methods of manufacture and use, and stent apparatuses for treatment of body lumens, among others. In lay terms, these patents generally cover two parts of our products: the mesh sleeve, with and without a drug, and the delivery mechanism of the stent.  On October 27, 2010, our patent application pertaining to “stent apparatus for treatment via body lumens and method of use”, South Africa patent application 2007/10751, was issued as South Africa patent 2007/10751. On October 25, 2011, our patent application pertaining to “in vivo filter assembly”, U.S. patent application 11/582,354, was issued as U.S. Patent 8,043,323.  On June 13, 2012, our patent application pertaining to “filter assemblies”, China patent application ZL200780046659.9, was issued as China patent ZL200780046659.9. None of the other patents has been granted to date.  We believe these patents, once issued, will cover all of our existing products and be useful for future technology.  We also believe that the patents we have filed, in particular those covering the use of a knitted micron-level mesh sleeve over a stent for various indications, would create a significant barrier for another company seeking to use similar technology.

To date, we are not aware of other companies that have patent rights to a micron fiber, releasable knitted fiber sleeve over a stent.  However, larger, better funded competitors own patents relating to the use of drugs to treat restenosis, stent architecture, catheters to deliver stents, and stent manufacturing and coating processes as well as general delivery mechanism patents like rapid exchange. Stent manufacturers have historically engaged in significant litigation, and we could be subject to claims of infringement of intellectual property from one or more competitors. Although we believe that any such claims would be un-founded, such litigation would divert attention and resources away from the development of MGuard™ stents.  Other manufacturers may also challenge the intellectual property that we own, or may own in the future. We may be forced into litigation to uphold the validity of the claims in our patent portfolio, an uncertain and costly process.

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

As noted below, we currently have distribution agreements for our products with distributors in the following countries: Italy, Germany, Austria, Czech Republic, Slovakia, France, Slovenia, Greece, Cyprus, Portugal, Spain, Poland, Hungary, Estonia, Lithuania, Ukraine, United Kingdom, Holland, Russia, Latvia, Brazil, Chile, Costa Rica, Mexico, Argentina, Colombia, India, Sri Lanka, South Africa, Pakistan, Israel, Uruguay, Venezuela, Ireland, Belarus and Egypt. We are subject to governmental regulation in each of these countries and we are not permitted to sell all of our products in each of these countries. While each of the European Union member countries accepts the CE Mark as its sole requirement for marketing approval, some of these countries still require us to take additional steps in order to gain reimbursement rights for our products. Furthermore, while we believe that each of the above-listed countries that is not a member of the European Union accepts the CE Mark as its primary requirement for marketing approval, each such country requires additional regulatory requirements for final marketing approval for MGuard Prime™. Additionally, in Canada, we are required to pass annual facilities audit inspections performed by Canadian inspectors. Furthermore, we are currently targeting additional countries in Europe, Asia, and Latin America. We believe that each country that we are targeting also accepts the CE Mark as its primary requirement for marketing approval. We intend that the results of the MASTER Trial will satisfy any additional governmental regulatory requirements in each of the countries where we currently distribute our products and in any countries that we are currently targeting for expansion. However, even if all governmental regulatory requirements are satisfied in each such country, we anticipate that obtaining marketing approval in each country could take as few as three months or as many as twelve months, due to the nature of the approval process in each individual country, including typical wait times for application processing and review, as discussed in greater detail below.

MGuard Prime™ received CE Mark approval in the European Union in October 2010 and marketing approval in Israel in September 2011. We are currently seeking marketing approval for MGuard Prime™ in Brazil, Malaysia, Mexico, Russia, Serbia, Singapore, Argentina, India, Sri Lanka, Pakistan, South Korea, Ukraine, Belarus and Canada. We are focused on seeking marketing approval in these countries because we believe that these countries represent the strongest opportunities for us to grow with respect to our sales. We have determined that other countries with better organized and capitalized healthcare systems may not present us the same opportunities for growth due to the lack of use of stents in treatment of cardiac episodes and less advantageous healthcare reimbursement policies, among other reasons. While each of the countries in which we are seeking marketing approval for MGuard Prime™ accepts the CE Mark as its primary requirement for marketing approval and does not require any additional tests, each country does require some additional regulatory requirements for marketing approval. More specifically, for the approval process in Malaysia, we need to submit an application for regulatory approval, which we anticipate will be granted in three months. For the approval process in Mexico, we need to submit an application for regulatory approval, which we anticipate will be granted in twelve months. For the approval process in Serbia, we need to submit an application for regulatory approval, which we anticipate will be granted in four months. For the approval process in Singapore, we need to submit an application for regulatory approval, which we anticipate will be granted in ten months. For the approval process in Argentina, we need to submit an application for regulatory approval, which we anticipate will be granted in approximately twelve months. For the approval process in India, we need to submit an application for regulatory approval, which we anticipate will be granted in November or December 2012. For the approval process in Sri Lanka, we need to submit an application for regulatory approval, which we anticipate will be granted in six to twelve months. For the approval process in Pakistan, we need to submit an application for regulatory approval, which we anticipate will be granted in six to twelve months. For the approval process in South Korea, we need to submit an application for regulatory approval, which we anticipate will be granted in two years. For the approval process in Ukraine, we need to submit an application for regulatory approval, which we anticipate will be granted in six months. For the approval process in Belarus, we need to submit an application for regulatory approval, which we anticipate will be granted in six months. For the approval process in Canada, we need to submit an application for regulatory approval, which we anticipate will be granted in twelve months. In Israel, where we received marketing approval in September 2011, we will be subject to annual renewal of our marketing approval. Regulators in Israel may request additional documentation or other materials and results of studies from medical device manufacturers such as us as part of the renewal process. Generally, however, the annual renewal of marketing approval is given automatically, barring a material change in circumstances or results. In Russia, we received market approval in February 2012. In Chile, we received market approval for our previous distributor in December 2010. We have terminated our relationship with our previous distributor in Chile and once we enter into a relationship with a new distributor, we will be required to submit a new application for regulatory approval in Chile, which we anticipate will be granted twelve months after our submission for approval.

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

Please refer to the table below setting forth the approvals and sales for MGuard™ and MGuard Prime™ on a country-by-country basis.

Approvals and Sales of MGuard™ and MGuard Prime™ on a Country-by-Country Basis

Countries	MGuard™ Approval	MGuard™ Sales	MGuard Prime™ Approval	MGuard Prime™ Sales	Countries	MGuard™ Approval	MGuard™ Sales	MGuard Prime™ Approval	MGuard Prime™ Sales
Argentina	Y	Y	N	N	Italy	Y	Y	Y	Y
Austria	Y	Y	Y	Y	Latvia	Y	Y	Y	Y
Brazil	Y	Y	N	N	Lithuania	Y	Y	Y	N
Chile	N(1)	Y	N	N	Malaysia	N	N	N	N
Colombia	Y	Y	N	N	Mexico	Y	Y	N	N
Costa Rica	Y	Y	N	N	Pakistan	Y	Y	N	N
Cyprus	Y	Y	Y	N	Poland	Y	Y	Y	Y
Czech Rep	Y	Y	Y	N	Portugal	Y	Y	Y	N
UK	Y	N	Y	N	Russia	Y	Y	Y	Y
Estonia	Y	Y	Y	Y	Serbia	N	N	N	N
France	Y	Y	Y	Y	Singapore	N	Y(2)	N	N
Germany	Y	Y	Y	Y	Slovakia	Y	Y	Y	N
Greece	Y	Y	Y	Y	Slovenia	Y	Y	Y	Y
Holland (Netherlands)	Y	Y	Y	Y	South Africa	Y	Y	N	N
Hungary	Y	Y	Y	Y	Spain	Y	Y	Y	Y
India	Y	Y	N	N	Sri Lanka	Y	Y	N	N
Israel	Y	Y	Y	Y	Ukraine	Y	Y	N	N

1 We terminated our relationship with our previous distributor in Chile and we will be required to obtain regulatory approval upon our selection of a new distributor in Chile.

2 At time the sales were made, we satisfied the regulatory requirements in Singapore. The regulatory requirements in Singapore were subsequently changed and we no longer meet these requirements.

In the U.S., the medical devices that will be manufactured and sold by us will be subject to laws and regulations administered by the U.S. Food and Drug Administration, including regulations concerning the prerequisites to commercial marketing, the conduct of clinical investigations, compliance with the Quality System Regulation and labeling.  We anticipate that our MGuard™ Coronary plus with bio-stable mesh product will be classified as a Class III medical device by the U.S. Food and Drug Administration.

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

Customers

Our customer base is varied.  We began shipping our product to customers in Europe in January 2008 and have since expanded our global distribution network to Southeast Asia, India, Latin America and Israel. For the six months ended June 30, 2012, 75% of our revenue was generated in Europe, 8% of our revenue was generated in Central America, 6% of our revenue was generated in South America, 6% of our revenue was generated in Asia with the remaining 5% of our revenue generated in the rest of the world.

Our major customers in the six months ended June 30, 2012 were Bosti Trading Ltd., a distributor in the Russian Federation that accounted for 22% of our revenues, Euromed Deutschland GmbH, a distributor in Germany that accounted for 14% of our revenues, and Kardia Srl, a distributor in Italy that accounted for 9% of our revenues. Our agreement with Bosti Trading Ltd. grants Bosti Trading Ltd. the right to be the exclusive distributor of MGuard™ products in the Russian Federation until May 2014, subject to the achievement of certain order minimums. Under our agreement with Bosti Trading Ltd., Bosti Trading Ltd. is required to purchase 3,500 stents from us in 2012, 6,000 stents in 2013 and 4,000 stents in the first six months of 2014, at a price per stent of 560 Euros, for total minimum order values of 1,960,000 Euros, 3,360,000 Euros and 2,240,000 Euros, respectively. Our agreement with Euromed Deutschland GmbH grants Euromed Deutschland GmbH the right to be the exclusive distributor of MGuard™ products in Germany until May 2013. Our agreement with Kardia Srl grants Kardia Srl the right to be the exclusive distributor of MGuard™ products in Italy until August 2013.

Our major customers in the twelve months ended December 31, 2011 were Kirloskar Technologies (P) Ltd., a distributor in India that accounted for 18% of our revenues, Tzamal Jacobsohn Ltd., a distributor in Israel that accounted for 12% of our revenues, and Izasa Distribuciones Tecnicas SA, a distributor in Spain that accounted for 9% of our revenues.  Our agreement with Kirloskar Technologies (P) Ltd. grants Kirloskar Technologies (P) Ltd. the right to be the exclusive distributor of MGuard™ products in India until May 2013, subject to achievement of certain order minimums.  Under our agreement with Kirloskar Technologies (P) Ltd., Kirloskar Technologies (P) Ltd. was required to purchase 15,000 stents from us in 2011 and is required to purchase 20,000 stents from us in 2012, at a price per stent of $600, for total minimum order values of $9,000,000 in 2011 and $12,000,000 in 2012, respectively.  Kirloskar Technologies (P) Ltd. will also be eligible to receive free stents representing 15% or 20% of the total value of stents purchased, depending upon the annual volume of the purchases of our stents.  Although Kirloskar Technologies (P) Ltd. did not achieve its order minimum for 2011, we did not terminate either our agreement with Kirloskar Technologies (P) Ltd. or Kirloskar Technologies (P) Ltd.’s right to be the exclusive distributor of MGuard™ products in India.  Our agreement with Tzamal Jacobsohn Ltd. grants Tzamal Jacobsohn Ltd. the right to be the exclusive distributor MGuard™ products in Israel until December 2012, subject to achievement of certain order minimums.  Under our agreement with Tzamal Jacobsohn Ltd., Tzamal Jacobsohn Ltd. must achieve at least 85% of the following order minimums: 1,400 stents during the twelve months ending March 31, 2012 and 1,600 stents during the twelve months ending March 31, 2013, at a price per stent, per an oral agreement, of 400 Euros, for total minimum order values of 560,000 Euros and 640,000 Euros, respectively.  Tzamal Jacobsohn Ltd. will be granted options to purchase 8,116 shares of our common stock for each $100,000 in sales upon achievement of the order minimums. Tzamal Jacobsohn Ltd. did not meet its order minimum for the twelve months ended March 31, 2012 and, accordingly, no options were granted to Tzamal Jacobsohn Ltd. under this agreement.  Our agreement with Izasa Distribuciones Tecnicas SA grants Izasa Distribuciones Tecnicas SA the right to be the exclusive distributor of MGuard™ products in Spain until May 2012, subject to achievement of certain order minimums.  Under our agreement with Izasa Distribuciones Tecnicas SA, Izasa Distribuciones Tecnicas SA was required to purchase 4,000 stents from us in 2011, at a price per stent of 700 Euros, for a total minimum order value of 2,800,000 Euros in 2011.  Izasa Distribuciones Tecnicas SA did not achieve its order minimum for 2011 and was not eligible to receive free stents pursuant to its agreement; however, we did not terminate either our agreement with Izasa Distribuciones Tecnicas SA or Izasa Distribuciones Tecnicas SA’s right to be the exclusive distributor of MGuard™ products in Spain.  In addition, pursuant to an amendment to our agreement with Izasa Distribuciones Tecnicas SA, Izasa Distribuciones Tecnicas SA, through its subsidiaries, was required to purchase 500 MGuard Prime™ stents from us at a price per stent of 700 Euros in February 2011.  Izasa Distribuciones Tecnicas SA met its purchase requirement in February 2011 and received a bonus of 100 free stents.  Izasa Distribuciones Tecnicas SA also agreed to partner with us in a study to be conducted in Spain entitled MGuard Prime Implementation in STEMI (acute myocardial infarction with ST elevation).  In addition, other current significant customers are in Germany, Argentina, and Brazil.

Our major customer in 2010 was Hand-Prod Sp. Z o.o, a Polish distributor, that accounted for 29% of our revenues.  We have an agreement with Hand-Prod Sp. Z o.o that grants Hand-Prod Sp. Z o.o the right to be the exclusive distributor of MGuard™ products in Poland until December 2012, subject to achievement of certain order minimums.  Under our agreement with Hand-Prod Sp. Z o.o, Hand-Prod Sp. Z o.o was required to purchase 1,500 stents from us in 2011 and must purchase 2,500 stents from us in 2012, at a price per stent of 400 Euro, for total minimum order values of 600,000 Euro in 2011 and 1,000,000 Euro in 2012, respectively.  Hand-Prod Sp. Z o.o did not achieve its order minimum for 2011 and therefore did not receive any free stents in 2011, but will be eligible to receive 500 free stents in 2012 if it achieves the minimum order values for that year.  Although Hand-Prod Sp. Z o.o did not achieve its order minimum for 2011, we did not terminate either our agreement with Hand-Prod Sp. Z o.o or Hand-Prod Sp. Z o.o’s right to be the exclusive distributor of MGuard™ products in Poland.  In addition, in 2011, we granted Hand-Prod Sp. Z o.o an option to purchase 48,697 shares of our common stock as consideration for its assistance in promoting our business in Poland. In May 2012, Hand-Prod Sp. Z o.o sent us a termination notice, effective December 2012, that notified us that it would not be renewing its exclusive distribution agreement due to an organizational restructuring.

Manufacturing and Suppliers

We manufacture our stainless steel MGuard™ stent through a combination of outsourcing and assembly at our own facility. Third parties in Germany manufacture the base stent and catheter materials, and we add our proprietary mesh sleeve to the stent. Our current exclusive product supplier is QualiMed Innovative Medizinprodukte GmbH. QualiMed Innovative Medizinprodukte GmbH is a specialized German stent manufacturer that electro polishes and crimps the stent onto a balloon catheter that creates the base for our MGuard™ stents. QualiMed Innovative Medizinprodukte GmbH has agreed to take responsibility for verifying and validating the entire stent system by performing the necessary bench test and biocompatibility testing. During the production process, QualiMed Innovative Medizinprodukte GmbH is responsible for integrating the mesh covered stent with the delivery system, sterilization, packaging and labeling. Our manufacturing agreement with QualiMed Innovative Medizinprodukte GmbH expires in September 2017, unless earlier terminated by either party in the event of breach of material terms of the agreement, liquidation of the other party, our failure to receive requested products for more than 60 days, a substantiated intellectual property claim is brought against the other party or the development agreement between the parties is terminated.  The manufacturing agreement provides for a rebate program that rewards us for increases in sales of our products. Our proprietary mesh sleeve is supplied by Biogeneral, Inc., a San Diego, California-based specialty polymer manufacturer for medical and engineering applications. Natec Medical Ltd. supplies us with catheters that help create the base for our MGuard™ stents.  Our agreement with Natec Medical Ltd., which may be terminated by either party upon six months notice, calls for non-binding minimum orders and discounted catheters upon reaching certain purchasing thresholds.

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

MGuard™ is manufactured from two main components, the stent and the mesh polymer. The stent is made out of stainless steel or cobalt chromium.  Both of these materials are readily available and we acquire them in the open market. The mesh is made from polyethylene terephthalate (PET).  This material is readily available in the market as well, because it is used for many medical applications.  In the event that our supplier can no longer supply this material in fiber form, we would need to qualify another supplier, which could take several months.  In addition, in order to retain the approval of the CE Mark, we are required to perform periodic audits of the quality control systems of our key suppliers in order to insure that their products meet our predetermined specifications.

Distributors

We currently have exclusive distribution agreements for our CE Mark-approved MGuard™ Coronary with bio stable mesh with medical product distributors based in Italy, Germany, Austria, Czech Republic, Slovakia, France, Slovenia, Greece, Cyprus, Portugal, Spain, Poland, Hungary, Estonia, Lithuania, Ukraine, United Kingdom, Holland, Russia, Latvia, Brazil, Chile, Costa Rica, Mexico, Argentina, Colombia, India, Sri Lanka, South Africa, Pakistan, Belarus, Croatia, Ireland and Israel.  We are currently in discussions with multiple distribution companies in Europe, Asia, and Latin America.

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

Employees

As of September 1, 2012, we had 65 full-time employees.  Our employees are not party to any collective bargaining agreements.  We consider our relations with our employees to be good. We believe that our future success will depend, in part, on our continued ability to attract, hire and retain qualified personnel.

Item 1A.  Risk Factors.

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. You should carefully consider the risks described below and the other information included in this Transition Report on Form 10-K/T, including the consolidated financial statements and related notes. If any of the following risks, or any other risks not described below, actually occur, it is likely that our business, financial condition, and/or operating results could be materially adversely affected.  In such case, the trading price and market value of our common stock could decline and you may lose part or all of your investment in our common stock.  The risks and uncertainties described below include forward-looking statements and our actual results may differ from those discussed in these forward-looking statements.

Risks Related to Our Business

The report of our independent auditors contains an explanatory paragraph as to our ability to continue as a going concern, which could prevent us from obtaining new financing on reasonable terms or at all.

Because we have had recurring losses and negative cash flows from operating activities and have significant future commitments, the report of Kesselman & Kesselman, our independent auditors, with respect to our financial statements at June 30, 2012, December 31, 2011 and 2010, and for the six month period ended June 30, 2012 and for the years ended December 31, 2011, 2010 and 2009, contains an explanatory paragraph as to our potential inability to continue as a going concern. This opinion indicates that our auditors believe that substantial doubt exists regarding our ability to remain in business. Such an opinion may adversely affect our ability to obtain new financing on reasonable terms or at all.

We have a history of net losses and may experience future losses.

To date, we have experienced net losses. A substantial portion of the expenses associated with our manufacturing facilities are fixed in nature (i.e., depreciation) and will reduce our operating margin until such time, if ever, as we are able to increase utilization of our capacity through increased sales of our products. The clinical trials necessary to support our anticipated growth will be expensive and lengthy. In addition, our strategic plan will require a significant investment in clinical trials, product development and sales and marketing programs, which may not result in the accelerated revenue growth that we anticipate. Furthermore, we have significant future commitments with respect to our convertible debentures. Since we expect to continue incurring negative cash flows from operations and in light of the potential cash requirement in connection with our convertible debentures, there can be no assurance that we will ever generate substantial revenues or sustain profitability.

We expect to derive our revenue from sales of our MGuard™ stent products and other products we may develop.  If we fail to generate revenue from this source, our results of operations and the value of our business would be materially and adversely affected.

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

We currently have limited resources, facilities and experience to commercially manufacture our product candidates.  In order to produce our MGuard™ stent in the quantities that we anticipate will be required to meet anticipated market demand, we will need to increase, or “scale up,” the production process by a significant factor over the current level of production.  There are technical challenges to scaling-up manufacturing capacity, and developing commercial-scale manufacturing facilities will require the investment of substantial funds and hiring and retaining additional management and technical personnel who have the necessary manufacturing experience.  We may not successfully complete any required scale-up in a timely manner or at all.  If unable to do so, we may not be able to produce our MGuard™ stent in sufficient quantities to meet the requirements for the launch of the product or to meet future demand, if at all.  If we develop and obtain regulatory approval for our MGuard™ stent and are unable to manufacture a sufficient supply of our MGuard™ stent, our revenues, business and financial prospects would be adversely affected and we may suffer reputational harm, which could further adversely affect our revenues, business and financial prospects.  In addition, if the scaled-up production process is not efficient or produces stents that do not meet quality and other standards, our future gross margins may decline.  Also, our current and planned personnel, systems, procedures and controls may not be adequate to support our anticipated growth.  If we are unable to manage our growth effectively, our business could be harmed.

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

We depend on the expertise of our senior management and research personnel, which would be difficult to replace.  The loss of the services of any of our senior management could compromise our ability to achieve our objectives.  Furthermore, recruiting and retaining qualified personnel will be crucial to future success.  There can be no assurance that we will be able to attract and retain necessary personnel on acceptable terms given the competition among medical device, biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions for experienced management, scientists, researchers, and sales and marketing and manufacturing personnel.  If we are unable to attract, retain and motivate our key personnel, our operations may be jeopardized and our results of operations may be materially and adversely affected.

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

We may have violated section 15 of the Israeli Securities Law of 1968.  Section 15 of the Israeli Securities Law of 1968 requires the filing of a prospectus with the Israel Securities Authority and the delivery thereof to purchasers in connection with an offer or sale of securities to more than 35 parties during any 12 month period.  We allegedly issued securities to more than 35 investors during certain 12-month periods, ending in October 2008.  Our wholly-owned subsidiary, InspireMD Ltd., a private company incorporated under the laws of the State of Israel, applied for a no-action determination from the Israel Security Authority on February 14, 2011 in connection with the foregoing.  To date, the Israel Securities Authority has not responded to InspireMD Ltd.’s application for no-action determination and we are unable to predict when a response will be received.  The maximum penalties for violating section 15 of the Israeli Securities Law of 1968 are as follows: imprisonment of 5 years; a fine of up to approximately $317,000 to be paid by management of the violating company; and a fine of up to approximately $1,590,000 to be paid by the violating company, any of which penalties could result in a material adverse effect on our operations. We believe that it is not likely that we will be subject to fines or other penalties on an individual or company level.

We will need to raise additional capital to meet our business requirements in the future and such capital raising may be costly or difficult to obtain and could dilute current stockholders’ ownership interests.

We will need to raise additional capital in the future, which may not be available on reasonable terms or at all.  At September 1, 2012, we had cash on hand of approximately $8.6 million and expect that such funds, together with our income, will be insufficient to fully realize all of our business objectives.  For instance, we will need to raise additional funds to accomplish the following:

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

All of our assets are located outside the U.S. and we do not currently maintain a permanent place of business within the U.S. In addition, half of our directors and all of our officers are nationals and/or residents of countries other than the U.S., and all or a substantial portion of such persons’ assets are located outside the U.S. As a result, it may be difficult for investors to enforce within the U.S. any judgments obtained against us or any of our non-U.S. directors or officers, including judgments predicated upon the civil liability provisions of the securities laws of the U.S. or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal and state securities laws against us or any of our non-U.S. directors or officers.

Risks Related to Our Organization and Our Common Stock

We are subject to financial reporting and other requirements that place significant demands on our resources.

On March 31, 2011, we became subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended, including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires us to conduct an annual management assessment of the effectiveness of our internal controls over financial reporting and to obtain a report by our independent auditors addressing these assessments. These reporting and other obligations place significant demands on our management, administrative, operational, internal audit and accounting resources. Any failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price. Moreover, effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed.

There are inherent limitations in all control systems, and misstatements due to error or fraud may occur and not be detected.

The ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 require us to identify of material weaknesses in internal control over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the U.S. Our management, including our chief executive officer and chief financial officer, does not expect that our internal controls and disclosure controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions, such as growth of the company or increased transaction volume, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

In addition, discovery and disclosure of a material weakness, by definition, could have a material adverse impact on our financial statements. Such an occurrence could discourage certain customers or suppliers from doing business with us, cause downgrades in our debt ratings leading to higher borrowing costs and affect how our stock trades. This could in turn negatively affect our ability to access public debt or equity markets for capital.

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

Our stock price has been and may continue to be volatile, which could result in substantial losses for investors.

The market price of our common stock has been and is likely to continue to be highly volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

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

We may be subject to penny stock rules which will make the shares of our common stock more difficult to sell.

We may be subject to the Securities and Exchange Commission’s “penny stock” rules.  Penny stocks generally are equity securities with a per share price of less than $5.00.  The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

In addition, the penny stock rules require that prior to a transaction the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for shares of our common stock.  To the extent our shares of common stock are subject to the penny stock rules, the holders of such shares of common stock may find it more difficult to sell their securities.

There is, at present, only a limited market for our common stock and we cannot ensure investors that an active market for our common stock will ever develop or be sustained.

 Our shares of common stock are thinly traded.  Due to the illiquidity, the market price may not accurately reflect our relative value.  There can be no assurance that there will be an active market for our shares of common stock either now or in the future.  Because our common stock is so thinly traded, a large block of shares traded can lead to a dramatic fluctuation in the share price and investors may not be able to liquidate their investment in us at all or at a price that reflects the value of the business. In addition, our common stock currently trades on the OTC Bulletin Board, which generally lacks the liquidity, research coverage and institutional investor following of a national securities exchange like the NYSE MKT, the New York Stock Exchange or the Nasdaq Stock Market. While we intend to list our common stock on a national securities exchange once we satisfy the initial listing standards for such an exchange, we currently do not, and may not ever, satisfy such initial listing standards.

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

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock and make it more difficult for us to raise funds through future offerings of common stock. There are 18,584,517 shares of our common stock issuable upon the conversion of our outstanding convertible debentures and the exercise of our outstanding warrants, all of which are currently registered for resale. In addition, there are 59,278,947 shares of our common stock currently saleable under Rule 144. The availability of these shares of our common stock for resale in the public market has the potential to cause the supply of our common stock to exceed investor demand, thereby decreasing the price of our common stock.

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

Risks Related to our Convertible Debentures

Our obligations to the holders of our convertible debentures are secured by all of our assets, so if we default on those obligations, the convertible debenture holders could foreclose on our assets.

The holders of our convertible debentures have a security interest in all of our assets and those of our subsidiaries. As a result, if we default under our obligations to the convertible debenture holders, the convertible debenture holders could foreclose on their security interests and liquidate some or all of these assets, which would harm our business, financial condition and results of operations.

Our convertible debentures and the associated securities purchase agreement contain covenants that could limit our financing options and liquidity position, which would limit our ability to grow our business.

The terms of our convertible debentures could have negative consequences to us, such as:

•	we may be unable to obtain additional financing to fund working capital, operating losses, capital expenditures or acquisitions on terms acceptable to us, or at all;

•	we may be unable to refinance our indebtedness on terms acceptable to us, or at all; and

•	we may be more vulnerable to economic downturns and limit our ability to withstand competitive pressures.

Additionally, covenants in our convertible debentures and the associated securities purchase agreement impose operating and financial restrictions on us. These restrictions prohibit or limit our ability, and the ability of our subsidiaries, to, among other things:

•	pay cash dividends to our stockholders;

•	redeem, repurchase or otherwise acquire more than a de minimis number of shares of our common stock or common stock equivalents;

•	incur additional indebtedness;

•	permit liens on assets or conduct sales of assets;

•	effectuate stock splits until April 5, 2013, except in connection with an initial listing on a national securities exchange or to meet the continued listing requirements of such exchange;

•	cease making public filings under the Securities Exchange Act of 1934, as amended;

•	engage in transactions with affiliates; and

•	amend our charter documents in a way that would materially and adversely affect any holder of our convertible debentures.

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

The conversion of our convertible debentures and the exercise of the warrants issued to the purchasers of our convertible debentures would have a dilutive impact on our existing stockholders.

As of the date of this Transition Report on Form 10-K/T, there were 6,993,247 shares of common stock underlying our convertible debentures and 3,655,775 shares of common stock underlying warrants that were issued to purchasers and placement agents in connection with the issuance of the convertible debentures, for a total of 10,649,022 shares of common stock. If and when issued, these additional 10,649,022 shares of common stock will equal approximately 15.6% of our then outstanding shares of common stock, and would immediately dilute our current stockholders in terms of ownership percentage and voting power. The terms of the convertible debentures and related warrants contain provisions that restrict the amount of shares a holder can receive upon conversion or exercise to 4.99% of the then outstanding number of shares of our common stock. However, these restrictions do not prevent the holders from selling some of their holdings and then receiving additional shares. In this way, the holders could sell more than these limits while never holding more than the limits. As a result, even with the restrictions, the holders of these convertible debentures and warrants could ultimately convert and exercise, and then sell, the full amount issuable upon conversion and exercise of the convertible debentures and warrants, respectively, in which case our current stockholders would suffer the full amount of dilution.

The holders of our convertible debentures might be able to exert substantial influence over us in the event that Sol J. Barer, Ph.D. ceases to remain our chairman.

Under the terms of the securities purchase agreement pursuant to which our convertible debentures were sold, if Sol J. Barer, Ph.D. ceases to serve as our chairman due to Dr. Barer’s resignation following a material adverse change to the condition of Dr. Barer or any member of Dr. Barer’s immediate family or the vote or written consent of independent stockholders, we would be required to appoint two persons to our board of directors designated by Genesis Capital Advisors LLC, the investment advisor to our lead investors in the convertible debenture offering, and support the election of such persons until the convertible debentures are either repaid or converted in full. In addition, in the event that Dr. Barer ceases to serve as our chairman for any other reason while the convertible debentures are outstanding, it would be an event of default under the convertible debentures, which could result in the acceleration of our convertible debentures at the election of the holders of 60% of the outstanding principal of the convertible debentures, an amount that Genesis Capital Advisors LLC presently controls. As a result, Genesis Capital Advisors LLC, or its assigns, have the potential to exert substantial influence over our management and governance in the event Dr. Barer ceases to serve as our chairman and they may exert such influence in a manner that is not consistent with the best interests of our common stockholders.

We may default upon our obligations under our convertible debentures.

The holders of our convertible debentures may require us to redeem our convertible debentures after October 5, 2013 or upon the occurrence of an event of a default under our convertible debentures for 112% of the then outstanding principal amount, plus all accrued interest. In the event that we are required to redeem some or all of our convertible debentures, we may not have sufficient resources to do so and we may have to seek additional debt or equity financing to cover the costs of redeeming our convertible debentures. Any additional debt or equity financing that we may need may not be available on terms favorable to us, or at all. Because our obligations under our convertible debentures are secured by a security interest in substantially all of our assets and properties, if we cannot repay our obligations under our convertible debentures, the holders of our convertible debentures may have claims against, and ultimately may foreclose upon and take possession of, substantially all of our assets and properties. In such an event, the holders of our convertible debentures would have control of our company.

Risks Related to Our Intended Reverse Stock Split

There can be no assurance that we will be able to meet all of the requirements for listing our common stock on any national securities exchange or to meet the continued listing standards of any national securities exchange after a reverse stock split.

Each national securities exchange has numerous initial listing requirements applicable to the listing of our common stock and its continued listing thereafter. We cannot assure you that our common stock will be accepted for listing on a national securities exchange following the reverse stock split or that we will maintain compliance with all of the requirements for our common stock to remain listed. Moreover, there can be no assurance that the market price of our common stock after the reverse stock split will adjust to reflect the decrease in common stock outstanding or that the market price following a reverse stock split will either exceed or remain in excess of the current market price.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

 This Transition Report on Form 10-K/T contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will probably not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.  Important factors that could cause such differences include, but are not limited to:

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

You should review carefully the risks and uncertainties described under the heading “Item 1A. Risk Factors” in this Transition Report on Form 10-K/T for a discussion of these and other risks that relate to our business and investing in shares of our common stock.  The forward-looking statements contained in this Transition Report on Form 10-K/T are expressly qualified in their entirety by this cautionary statement. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

Our headquarters are located in Tel Aviv, Israel, where we currently have a 1,000 square meter office facility and a 420 square meter manufacturing facility that employs 26 manufacturing personnel and has the capacity to manufacture and assemble 5,000 stents per month, should we hire more employees. We believe that our current facility is sufficient to meet anticipated future demand by adding additional shifts to our current production schedule.

Item 3.  Legal Proceedings.

From time to time, we may be involved in litigation that arises through the normal course of business. As of the date of this filing, we are not a party to any material litigation nor are we aware of any such threatened or pending litigation, except for the matters described below.

On November 2, 2010, Eric Ben Mayor, a former senior employee of InspireMD Ltd., filed suit in Regional Labor Court in Tel Aviv, claiming illegal termination of employment and various amounts in connection with his termination, including allegations that he is owed salary, payments to pension fund, vacation pay, sick days, severance pay, commission for revenues and other types of funds. In total, Mr. Ben Mayor sought $428,000, additional compensation for holding back wages, and options to purchase 2,029,025 shares of our common stock at an exercise price of $0.001 per share. InspireMD Ltd. filed a notice in Regional Labor Court indicating that the parties rejected a court proposal for mediation and a second preliminary hearing was held on November 3, 2011. In June 2012, InspireMD Ltd. reached a settlement agreement with Mr. Ben Mayor, pursuant to which InspireMD Ltd. paid Mr. Ben Mayor $88,000 in exchange for Mr. Ben Mayor signing a mutual petition requesting the dismissal of his suit. The mutual petition dismissing Mr. Ben Mayor’s suit against InspiredMD Ltd. was granted by the Regional Labor Court on July 6, 2012.

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

Fiscal Year 2011	High	Low
Second Quarter	$2.89	$1.75
Third Quarter	$2.74	$1.80
Fourth Quarter	$2.59	$1.60

Fiscal Year 2012	High	Low
First Quarter	$2.15	$1.10
Second Quarter	$1.85	$0.60

The last reported sales price of our common stock on the OTC Bulletin Board on September 10, 2012, was $2.40 per share. As of September 10, 2012, there were approximately 188 holders of record of our common stock.

Dividend Policy

In the past, we have not declared or paid cash dividends on our common stock, and we do not intend to pay any cash dividends on our common stock.  Rather, we intend to retain future earnings, if any, to fund the operation and expansion of our business and for general corporate purposes.

Item 6.  Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II—Financial Statements and Supplementary Data.”  The balance sheet data at June 30, 2012 and December 31, 2011, 2010 and 2009 and the statement of operations data for the six months ended June 30, 2012 and each of the three years ended December 31, 2011, 2010 and 2009 have been derived from the audited Consolidated Financial Statements for such years, included in and “Part II—Financial Statements and Supplementary Data.”  The balance sheet data at December 31, 2008 and 2007, and the statement of operations data for each of the two years ended December 31, 2008 and 2007 have been derived from our books and records.

 Statement of Operations Data

	Six Months Ended June	Year Ended December 31,
	30, 2012	2011	2010	2009	2008	2007
Revenues	2,071	6,004	4,949	3,411	-	-
Cost of Revenues	1,377	3,011	2,696	2,291	404	328
Gross Profit (Loss)	694	2,993	2,253	1,120	(404)	(328)
Gross Margin	34%	50%	46%	33%	0	0
Total Operating Expenses	7,852	16,722	5,472	3,837	5,627	5,903
Net Loss	(7,081)	(14,665)	(3,420)	(2,724)	(6,495)	(6,138)
Basic and Diluted loss per common share	(0.10)	(0.24)	(0.07)	(0.06)	(0.14)	(0.14)
Basic and Diluted common shares outstanding	68,176,882	61,439,700	49,234,528	47,658,853	46,364,731	42,647,151

 Balance Sheet Data

	June 30,	December 31,
	2012	2011	2010	2009	2008	2007
Cash, Cash equivalents and short term deposits	10,284	5,094	636	376	1,571	2,717
Restricted Cash	37	91	250	302	30	34
Working Capital	10,759	6,389	(53)	(1,289)	589	2,625
Total Assets	16,014	10,465	4,355	4,509	4,448	3,923
Long-Term Obligations	7,078	270	1,325	484	898	87
Shareholder’s Equity	5,386	6,754	(914)	(1,339)	134	2,949

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Transition Report on Form 10-K/T.

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

On October 31, 2011, our stockholders authorized our board of directors to amend our amended and restated certificate of incorporation to effect a reverse stock split of our common stock at a ratio of one-for-two to one-for-four, at any time prior to our 2012 annual stockholders’ meeting, the exact ratio of the reverse stock split to be determined by the board. As of the date of this Transition Report on Form 10-K/T, we have not effected the reverse stock split and, as such, the information with respect to our common stock in this Transition Report on Form 10-K/T and the accompanying financial statements and related notes does not give effect to any reverse stock split.

Critical Accounting Policies

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. requires management to make estimates using assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Actual results could differ from those estimates.

As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to inventory write-off, provisions for returns, legal contingencies, estimation of the fair value of share-based compensation and estimation of the fair value of warrants.

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

Revenue recognition

Revenue is recognized when delivery has occurred, evidence of an arrangement exists, title and risks and rewards for the products are transferred to the customer, collection is reasonably assured and product returns can be reliably estimated. When product returns can be reliably estimated a provision is recorded, based on historical experience, and deducted from revenues. The provision for sales returns and related costs are included in “Accounts payable and accruals - Other” under “Current liabilities” and “Inventory on consignment,” respectively.

When returns cannot be reliably estimated, both related revenues and costs are deferred, and presented under “Deferred revenues” and “Inventory on consignment,” respectively.

As of June 30, 2012, there are no deferred revenues related to sales for which the rate of return cannot be reliably estimated.

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

We elected to recognize compensation expense for awards with only service conditions that have graded vesting schedules using the accelerated multiple option approach.

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

Results of Operations

 Six month period ended June 30, 2012 compared to the six month period ended June 30, 2011

Revenue.  For the six month period ended June 30, 2012, total revenue decreased approximately $0.6 million, or 24.0%, to approximately $2.1 million from approximately $2.7 million during the same period in 2011. The $0.6 million decrease was attributable to a decrease in sales volume, as described more fully below. The following is an explanation of the approximately $0.6 million decrease in revenue broken down by its main two components, a decrease in gross revenues of approximately $0.5 million and a net decrease in deferred revenues recognized of approximately $0.1 million.

For the six month period ended June 30, 2012, total gross revenue decreased by approximately $0.5 million, or 19.6%, to approximately $2.0 million from approximately $2.5 million during the same period in 2011.  This decrease in total gross revenue is predominantly sales volume based, with decreased sales volume accounting for approximately $340,000, or approximately 13.0%, and price decreases to our repeat distributors accounting for the remaining approximately $150,000, or approximately 6.0%.  With respect to individual markets, this decrease in gross revenue was mainly attributable to the fact that we did not have any sales to our distributor in India during the six month period ended June 30 2012, compared to sales of approximately $1.2 million to this distributor during the same period in 2011, a decrease of approximately $0.2 million of gross revenue from our distributor in Spain, a decrease of approximately $0.1 million of gross revenue from our distributor in Argentina, a decrease of approximately $0.1 million of gross revenue from our distributor in France and a decrease of approximately $0.1 million of gross revenue from our distributor in Israel. These decreases were partially offset by an increase of approximately $0.5 million of gross revenues from our distributor in Russia, an increase of approximately $0.2 million of gross revenue from our distributor in Italy, an increase of approximately $0.2 million of gross revenue from our distributor in Germany, an increase of approximately $0.1 million of gross revenue from our distributor in Poland, and an increase of approximately $0.1 million of gross revenue from our distributor in Mexico, and an increase of approximately $0.1 million from our remaining distributors, all due to higher sales volumes to these distributors.

For the six month period ended June 30, 2012, net deferred revenue recognized decreased by approximately $0.1 million, or 66.8%, to approximately $0.1 million from approximately $0.2 million during the same period in 2011. This decrease was almost entirely sales volume based, partially offset by approximately $0.1 million in price increases to our repeat distributors. The deferred revenue recognized during the six month period ended June 30, 2012 was comprised primarily of approximately $0.1 million of revenue that we deferred from a shipment to India in the first six months of 2011. Our net deferred revenue for the six month period ended June 30, 2011 consisted of approximately $0.1 million of deferred revenue from our distributor in India, offset by recognized revenue of approximately $0.1 million from our distributors in Israel, approximately $0.1 million from our distributor in Brazil, and approximately $0.1 million from other distributors.

Gross Profit.  For the six month period ended June 30, 2012, gross profit (revenue less cost of revenues) decreased 41.5%, or approximately $0.5 million, to approximately $0.7 million from approximately $1.2 million during the same period in 2011. Gross margin decreased from 43.5% in the six month period ended June 30, 2011 to 33.5% in the six month period ended June 30, 2012. In addition to our decrease in sales, the primary reason for the decrease in gross profit was a write-off of approximately $0.4 million of slow moving inventory, which accounted for approximately 89.7% of the decrease mentioned above. We were able to partially offset these decreases with reduced production cost per stent driven by economies of scale. For the six month period ended June 30, 2012, our average selling price per stent recognized in revenue was $584, and we recognized the sale of 3,548 stents, compared to an average price of $541 per stent and 5,040 stents recognized in revenue for the same period in 2011.  Our cost of goods sold per stent increased from an average of $305 per stent recognized in revenue for the six month period ended June 30, 2011 to an average of $388 per stent for the same period in 2012.

Research and Development Expense.  For the six month period ended June 30, 2012, research and development expense increased 138.5% or approximately $1.5 million, to approximately $2.6 million, from approximately $1.1 million during the same period in 2011. The increase in cost resulted primarily from higher clinical trial expenses of approximately $1.2 million, attributable mainly to the MGuard for Acute ST Elevation Reperfusion Trial (MASTER Trial) (approximately $0.7 million), the U.S. Food and Drug Administration clinical trial (approximately $0.3 million) and the MGuardTM Carotid clinical trial (approximately $0.2 million), an increase of approximately $0.1 million in salaries, approximately $0.1 million in share-based compensation and approximately $0.1 million in miscellaneous expenses. Research and development expense as a percentage of revenue increased to 125.9% for the six month period ended June 30, 2012 from 40.1% in the same period in 2011.

Selling and Marketing Expense.  For the six month period ended June 30, 2012, selling and marketing expense increased 19.2%, or approximately $0.2 million, to approximately $1.2 million, from approximately $1.0 million during the same period in 2011.  The increase in selling and marketing expense resulted primarily from approximately $0.2 million of additional salaries and approximately $0.1 million of additional share-based compensation principally for newly hired sales personnel in connection with the expansion of our sales activities worldwide, and approximately $0.2 million in advertising expenses. This increase was partially offset by a decrease of approximately $0.1 million of commissions pertaining mainly to our first time shipment of approximately $1.2 million to our distributor in India during the six month period ended June 30, 2011 (no such sale occurred in the same period of 2012), approximately $0.1 million in share-based compensation to consultants and approximately $0.1 million in miscellaneous expenses. Selling and marketing expense as a percentage of revenue increased to 60.2% for the six month period ended June 30, 2012 from 38.3% in the same period in 2011.

General and Administrative Expense.  For the six month period ended June 30, 2012, general and administrative expense increased 67.3%, or approximately $1.6 million, to approximately $4.0 million from $2.4 million during the same period in 2011. The increase resulted primarily from an increase in share-based compensation of $1.2 million, predominately related to directors’ compensation, an increase of approximately $0.2 million in rent expense related to our move to a new location to support our expanding sales activities, an increase of approximately $0.1 million in audit fees to accommodate and comply with the reporting requirements of the Securities and Exchange Commission, approximately $0.1 million in legal fees, related primarily to compliance with the reporting requirements of the Securities and Exchange Commission, approximately $0.1 million of fees paid to consultants that was also related primarily to compliance with the reporting requirements of the Securities and Exchange Commission, and approximately $0.3 million in miscellaneous expenses. This increase was partially offset by a decrease of approximately $0.4 million in litigation expenses. General and administrative expense as a percentage of revenue increased to 193.1% for the six month period ended June 30, 2012 from 87.7% in the same period in 2011.

Financial (Income) Expense.  For the six month period ended June 30, 2012, financial expense decreased 113.9%, or approximately $0.9 million, to approximately $0.1 million of financial income from $0.8 million of financial expense during the same period in 2011. The decrease in expense resulted primarily from approximately $1.3 million of financial income from the revaluation of warrants pertaining to our convertible debentures, partially offset by approximately $1.2 million of amortization expense pertaining to the same convertible debentures and their related issuance costs in the six month period ended June 30, 2012, as compared to a one-time financial expense recording of approximately $0.6 million in the first six month period of 2011 pertaining to the revaluation of an outstanding convertible loan at fair value prior to redemption and approximately $0.2 million for the favorable impact of exchange rate differences for the six month period ended June 30, 2011. Financial expense as a percentage of revenue was 28.9% for the six month period ended June 30, 2011, compared to 5.3% of financial income for the same period in 2012.

Tax Expenses.  Tax expense remained relatively flat at $32,000 for the six month period ended June 30, 2012, as compared to $20,000 during the same period in 2011.

Net Loss.  Our net loss increased by approximately $2.9 million, or 70.7%, to $7.1 million for the six month period ended June 30, 2012, from $4.2 million during the same period in 2011. The increase in net loss resulted primarily from an increase in operating expenses of approximately $3.3 million (see above for explanation) and a decrease of approximately $0.5 million in gross profit (see above for explanation). This increase was partially offset by a decrease in financial expense (income) of approximately $0.9 million (see above for explanation).

Twelve months ended December 31, 2011 compared to twelve months ended December 31, 2010

Revenue.  For the twelve months ended December 31, 2011, total revenue increased approximately $1.1 million, or 21.3%, to approximately $6.0 million from approximately $4.9 million during the same period in 2010. The $1.1 million increase was attributable primarily to an increase in sales volume, as described more fully below. The following is an explanation of the approximately $1.1 million increase in revenue broken down by its main two components, an increase in gross revenues of approximately $2.5 million offset by a net decrease in deferred revenues of approximately $1.4 million.

For the twelve months ended December 31, 2011, total gross revenue increased by approximately $2.5 million, or 77.6%, to approximately $5.7 million from approximately $3.2 million during the same period in 2010.  This increase in total gross revenue was predominantly sales volume based, with increased sales volume accounting for approximately $2.3 million, or approximately 72.5%, and price increases accounting for the remaining approximately $0.2 million, or approximately 5.1%.  In general, we focused on opening new markets, such as India, and also increasing sales in existing markets by presenting clinical data at conferences and individual presentations to doctors about the merits of MGuardTM.  With respect to individual markets, this increase in gross revenue is mainly attributable to the first time shipment of approximately $1.2 million to our distributor in India during the twelve months ended December 31, 2011, an increase of approximately $0.4 million of gross revenue from our new distributor in Russia, an increase of approximately $0.4 million of gross revenue from our distributor in Israel, an increase of approximately $0.3 million of gross revenue from our distributor in Brazil, an increase of approximately $0.2 million of gross revenue from our distributor in Spain, an increase of approximately $0.2 million of gross revenue from our distributor in Argentina, an increase of approximately $0.1 million of gross revenue from our distributor in South Africa, an increase of approximately $0.1 million of gross revenue from our new distributor in Ukraine, an increase of approximately $0.1 million of gross revenue from our new distributor in the Netherlands and an increase of approximately $0.1 million of gross revenue from our distributor in Mexico.  This increase was partially offset by a decrease of approximately $0.2 million in gross revenue from our distributor in Germany, a decrease of approximately $0.2 million in gross revenue from our distributor in Pakistan, a decrease of approximately $0.2 million from our distributor in Poland, a decrease of approximately $0.1 million in gross revenue from our distributor in Italy, and a decrease of approximately $0.1 million in gross revenue to our distributor in France, all due to lower sales volume to these distributors. We also shipped and recognized gross revenue for approximately $0.2 million more from our remaining distributors during the twelve months ended December 31, 2011, as compared to the same period in 2010.

For the twelve months ended December 31, 2011, net deferred revenue recognized decreased by approximately $1.4 million, or 83.8%, to approximately $0.3 million from approximately $1.7 million during the same period in 2010. The key driver of this decrease was a decrease in the volume of revenue deferred to 2011 compared to the volume of revenue deferred to 2010, accounting for approximately $1.3 million or approximately 74.5%, with the remaining approximately $0.1 million, or 9.3%, being driven by price decreases in the revenue deferred to 2011 compared to the revenue deferred to 2010. Revenue recognition out of deferred income had less of an impact in 2011 as compared to 2010 due to the fact that we deferred mainly shipments in 2008 and 2009 that were recognized in 2010. In 2010, only a small set of customers had a large portion of their revenues deferred until 2011.

For the twelve months ended December 31, 2011, our net deferred revenue consisted of approximately $0.2 million attributable to our distributor in Israel, approximately $0.1 million to our distributor in Brazil, and approximately $0.1 million to our distributor in Poland, offset by approximately $0.1 million deferred for a shipment to our distributor in India. Our distributor in Israel had a contractual right to return all purchases to us within 18 months of the purchase date. Due to our inability to accurately estimate the amount of future returns, all sales to this distributor were deferred until this 18 month return period elapsed.  On May 9, 2011, our distributor in Israel agreed to revoke its previous rights to return purchases, resulting in all future sales being final. The deferred revenue of approximately $0.2 million recognized during the twelve months period ended December 31, 2011 accounted for all previous purchases by the distributor that the distributor no longer had a contractual right to return and were not yet recognized as revenues. Our distributor in Brazil has a contractual right to return all purchases for up to six months from the delivery date. Due to our inability to accurately estimate the amount of future returns by our distributor in Brazil, all sales made to it were also deferred until the six month return period elapsed. The deferred revenue of approximately $0.1 million recognized during the twelve months period ended December 31, 2011 accounted for purchases made in December 2010 that were not returned by the Brazilian distributor and were not yet recognized as revenues. In 2011, it was decided that due to lack of actual returns from the Brazilian distributor, despite the clause in their contract, we will no longer defer revenue pertaining to current shipments. Our distributor in India made its first purchase in 2011. Because of our inexperience with this distributor, management decided to defer a portion of the shipment to 2012, when it could better determine if a portion of it would be returned.

For the twelve months ended December 31, 2010, net deferred revenue recognized of approximately $1.7 million was comprised mainly of shipments from 2008 and 2009 to our distributor in Poland of approximately $1.3 million, to our distributor in Brazil of approximately $0.3 million, and to our distributor in Sri Lanka of approximately $0.1 million. For the twelve months ended December 31, 2010, our distributor in Poland, subject to our sole discretion, had the right to return our products.  Because we were unable to develop estimates for the level of returns, the $1.3 million worth of shipments made to the distributor in Poland that we recorded as deferred revenues were only recognized during the twelve months ended December 31, 2010 as revenues. As noted above, our distributor in Brazil has a contractual right to return all purchases for up to six months from the delivery date. As also noted above, due to our inability to accurately estimate the rate of return by this distributor, all sales made to it were also deferred until the six month return period elapsed. The deferred revenue of approximately $0.3 million recognized during the twelve months period ended December 31, 2010 accounted for purchases made in December 2009 that were not returned and were not yet recognized as revenues.

Gross Profit.  For the twelve months ended December 31, 2011, gross profit increased 32.8%, or approximately $0.7 million, to approximately $3.0 million from approximately $2.3 million during the same period in 2010.  Gross margin increased from 45.5% in the twelve months ended December 31, 2010 to 49.9% in the twelve months ended December 31, 2011.  In addition to an increase in sales, we were able to improve our gross profit because of reduced production cost per stent driven by reduction in price per unit from our subcontractor and economies of scale. For the twelve months ended December 31, 2011, our average selling price per stent recognized in revenue was $571, and we recognized the sale of 10,523 stents, compared to an average price of $606 per stent and 8,171 stents recognized in revenue for the same period in 2010.  Our cost of goods sold per stent decreased from an average of $330 per stent recognized in revenue for the twelve months ended December 31, 2010 to an average of $286 per stent for the same period in 2011.  The higher price per stent for the twelve months ended December 31, 2010 was effected by the price of stents sold in 2008 and 2009 to one of our European distributors in Euros when the Euro was much stronger than the U.S. dollar, at an average price of $997 when translated to U.S. dollars.

Research and Development Expense.  For the twelve months ended December 31, 2011, research and development expense increased 84.9%, or approximately $1.2 million, to approximately $2.5 million from approximately $1.3 million during the same period in 2010. The increase in cost resulted primarily from higher clinical trial expenses of approximately $1.2 million, attributable mainly to the U.S. Food and Drug Administration clinical trial (approximately $0.9 million) and the MGuard for Acute ST Elevation Reperfusion Trial (MASTER Trial) (approximately $0.3 million), and an increase of approximately $0.3 million in salaries, offset by an approximately $0.2 million reduction in miscellaneous expenses and an approximately $0.1 million reduction in share-based compensation. Research and development expense as a percentage of revenue increased to 41.2% for the twelve months ended December 31, 2011 from 27.0% in the same period of 2010.

Selling and Marketing Expense.  For the twelve months ended December 31, 2011, selling and marketing expense increased 59.6%, or approximately $0.7 million, to approximately $2.0 million, from approximately $1.3 million during the same period in 2010.  The increase in selling and marketing expense resulted primarily from approximately $0.3 million of additional salaries and approximately $0.4 of share-based compensation principally for newly hired sales personnel in connection with the expansion of our sales activities worldwide, and approximately $0.1 million of commissions pertaining mainly to our first time shipment of approximately $1.2 million to our distributor in India. This increase was partially offset by a decrease of approximately $0.1 million in advertising expenses. Selling and marketing expense as a percentage of revenue increased to 32.9% in 2011 from 25.0% in 2010.

General and Administrative Expense.  For the twelve months ended December 31, 2011, general and administrative expense increased 323.6%, or approximately $9.4 million, to approximately $12.3 million from $2.9 million during the same period in 2010. The increase resulted primarily from an increase in share-based compensation of $7.5 million, which predominately pertains to directors’ compensation, an increase of approximately $0.5 million in salary expenses (due to an increase in employee infrastructure to accommodate and comply with the reporting requirements of the Securities and Exchange Commission), an increase in investor related activities of approximately $0.5 million (due to us having been a publicly reporting company during the twelve months ended December 31, 2011, but not during the same period in 2010), an increase of approximately $0.5 million in litigation expenses (primarily due to a provision for our potential loss related to a threatened lawsuit from a finder claiming a future success fee and commissions for assistance in finding our distributor in Brazil), approximately $0.3 million in legal fees (also related primarily to compliance with the reporting requirements of the Securities and Exchange Commission), and approximately $0.2 million in audit fees to accommodate and comply with the reporting requirements of the Securities and Exchange Commission. This increase was partially offset by a decrease of approximately $0.1 million in miscellaneous expenses. General and administrative expense as a percentage of revenue increased to 204.4% in 2011 from 58.6% in 2010.

Financial Expenses.  For the twelve months ended December 31, 2011, financial expense increased 506.5%, or approximately $0.8 million, to approximately $1.0 million from $0.2 million during the same period in 2010. The increase in expense resulted primarily from a one-time financial expense recording of approximately $0.6 million in the first quarter of 2011 pertaining to the revaluation of an outstanding convertible loan at fair value prior to redemption and approximately $0.2 million for the favorable impact of exchange rate differences for the twelve months ended December 31, 2010 that did not occur during the twelve months ended December 31, 2011. Financial expense as a percentage of revenue increased from 3.1% in 2010, to 15.6% in 2011.

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

For the twelve months ended December 31, 2009, net deferred revenue of approximately $0.1 million was comprised mainly of shipments made in 2009 but deferred and recognized in 2010 to our distributor in Brazil in the amount of approximately $0.4 million, to our distributor in Poland in the amount of $0.2 million and to our distributor in Israel in the amount of $0.2 million, offset by shipments made in 2008 but deferred and recognized in revenue in 2009 from our distributor in Italy in the amount of $0.5 million, and from our distributor in Cyprus in the amount of $0.2 million. Because 2008 was our first year of sales and we were unable to accurately estimate the amount of future returns of our products, all revenues from shipments made in 2008 were deferred and recognized in 2009. The deferred revenue for each distributor recognized during the twelve month period ended December 31, 2009 accounted for the purchases made in the twelve month period ended December 31, 2008 that were not returned by either distributor and were not yet recognized as revenues. See also “Twelve months ended December 31, 2011 compared to twelve months ended December 31, 2010” above for the reasons why such revenue was deferred and/or recognized for certain of the distributors listed above.

Total gross revenue for the twelve months ended December 31, 2010 remained relatively flat in comparison to the twelve months ended December 31, 2009, increasing by approximately $46,000. This increase was predominantly sales volume based, with increased sales volume accounting for approximately $263,000, offset by price decreases in the amount of $217,000. The increase in sales volume was evenly distributed among our distributors. The decrease in prices were due to our penetration of newly opened markets, namely Brazil, Slovakia and Cyprus in 2010, which required reduced prices as compared to 2009.

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

Selling and Marketing Expense. For the twelve months ended December 31, 2010, selling and marketing expense increased by approximately $0.2 million, or 18.8%, to approximately $1.2 million from approximately $1.0 million during the same period in 2009. The increase in cost resulted primarily from an increase of approximately $0.2 million in advertising expenses. Selling and marketing expense as a percentage of revenue decreased to 25.0% in 2010 from 30.5% in 2009.

General and Administrative Expense. For the twelve months ended December 31, 2010, general and administrative expense increased approximately $1.4 million, or 97.5%, to approximately $2.9 million from approximately $1.5 million during the same period in 2009. The increase resulted primarily from an increase in share-based compensation of approximately $0.7 million (of which approximately $0.5 million related to employees and $0.2 million related to directors), an increase of approximately $0.2 million in audit fees (as we prepared for the transition from Israel GAAP to U.S. GAAP), an increase of $0.1 million in salary expenses, and an increase of approximately $0.4 million in other expenses (due to our overall expansion). General and administrative expense as a percentage of revenue increased to 58.6% in 2010 from 43.0% in 2009.

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

Liquidity and Capital Resources

Six month period ended June 30, 2012 compared to the six month period ended June 30, 2011

We have had recurring losses and negative cash flows from operating activities and have significant future commitments. For the six months ended June 30, 2012, we had losses of approximately $7.1 million and negative cash flows from operating activities of approximately $4.4 million. Our management believes that its working capital as of June 30, 2012 of approximately $10.8 million should enable us to continue funding the negative cash flows from operating activities until October 2013, when our convertible debentures are subject to a non-contingent redemption option that could require us to make a payment of approximately $13.3 million, including accrued interest. Since we expect to continue incurring negative cash flows from operations and in light of the potential cash requirement in connection with our convertible debentures, there is substantial doubt about our ability to continue operating as a going concern.

We will need to raise further capital at some future point in time, through the sale of additional equity securities or debt. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our MGuard™ products, our development of future products and competing technological and market developments. However, we may be unable to raise sufficient additional capital when we require it or upon terms favorable to us. In addition, the terms of any securities we issue in future financings may be more favorable to new investors and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect on the holders of any of our securities then outstanding. If we are unable to obtain adequate funds on reasonable terms, we will need to curtail operations significantly, including possibly postponing or halting our U.S. Food and Drug Administration clinical trials or entering into financing agreements with unattractive terms.

General. At June 30, 2012, we had cash and cash equivalents of approximately $10.3 million, as compared to $8.0 million at June 30, 2011. The increase is attributable primarily to the issuance of senior secured convertible debentures and warrants on April 5, 2012. We have historically met our cash needs through a combination of issuance of new shares, borrowing activities and sales. Our cash requirements are generally for product development, clinical trials, marketing and sales activities, finance and administrative cost, capital expenditures and general working capital.

Cash used in our operating activities was approximately $4.4 million for the six month period ended June 30, 2012, and approximately $1.8 million for the same period in 2011. The principal reasons for the usage of cash in our operating activities for the six month period ended June 30, 2012 included a net loss of approximately $7.1 million and approximately $1.3 million in non-cash financial income related to the revaluation of warrants pertaining to our convertible debentures, offset by approximately $1.9 million in non-cash share-based compensation, approximately $1.0 million in non-cash financial expense related to our convertible debentures, a decrease in working capital of approximately $0.9 million (driven primarily from a decrease in our accounts receivable of approximately $0.5 million due to our decrease in sales and an increase of approximately $0.5 million in other payables due to accruals recorded pertaining to the MGuard for Acute ST Elevation Reperfusion Trial (MASTER Trial) and the U.S. Food and Drug Administration clinical trial) and approximately $0.2 million of all other adjustments.

Cash used by our investing activities was approximately $0.2 million during the six month period ended June 30, 2012, compared to approximately $0.1 million during the same period in 2011. The principal reason for the increase in cash used in investing activities during 2012 was the purchase of approximately $0.2 million of new equipment.

Cash flow generated from financing activities was approximately $9.8 million for the six month period ended June 30, 2012, and $9.4 million for the same period in 2011. The principal source of cash flow from financing activities during 2012 was the proceeds from our convertible debentures and warrants issued on April 5, 2012 of approximately $9.9 million, offset by the repayment of a long-term loan in the amount of approximately $0.1 million. The principal source of cash flow from financing activities during the six month period ended June 30, 2011 was the private placement conducted in conjunction with the share exchange transactions on March 31, 2011 and other private equity issuances prior to and after the reverse merger in the aggregate amount of approximately $10.6 million, offset by the repayment of a convertible loan in the amount of approximately $1.0 million and the partial repayment of a long-term loan in the amount of approximately $0.2 million.

As of June 30, 2012, our current assets exceeded current liabilities by a multiple of 4.1. Current assets increased approximately $4.5 million during the six month period ended June 30, 2012, mainly due to cash raised from the convertible debenture and warrant offering, and current liabilities increased by approximately $0.1 million during the same period. As a result, our working capital surplus increased by approximately $4.4 million to approximately $10.8 million during the six month period ended June 30, 2012.

Long-Term Loan. Prior to June 30, 2012, we had a long-term loan in the amount of approximately $0.1 million bearing interest at the three month U.S. Dollar LIBOR rate plus 4% per annum. The loan was payable in eight quarterly installments during a period of three years that began in April 2010. According to the loan agreement, in case of an “exit transaction” (defined as certain merger or sale transactions, or an initial public offering), we were required to pay to the bank an additional $0.25 million if the sum received in the transaction was higher than $100 million. The loan was repaid in January 2012.

Sales of Stock/Issuance of Debt and Securities. For the six month period ended June 30, 2012, we issued senior secured convertible debentures due April 5, 2014 in the original aggregate principal amount of $11,702,128 and five-year warrants to purchase an aggregate of 3,343,465 shares of our common stock at an exercise price of $1.80 per share in exchange for aggregate gross proceeds of $11.0 million, with corresponding net proceeds of approximately $9.9 million. The convertible debentures were issued with a 6% original issuance discount, bear interest at an annual rate of 8% and are convertible at any time into shares of common stock at an initial conversion price of $1.75 per share. Upon conversion of the convertible debentures, investors will receive a conversion premium equal to 8% per annum, with a limit of 12% for the term of the convertible debentures, of the principal amount being converted. In addition, the investors may require us to redeem the convertible debentures at any time after October 5, 2013 (18 months after the date of issuance) for 112% of the then outstanding principal amount, plus all accrued interest, and we may prepay the convertible debentures after six months for 112% of the then outstanding principal amount, plus all accrued interest. In connection with this financing, we paid placement agent fees of $848,750 and issued placement agents warrants to purchase 312,310 shares of common stock, with terms identical to the warrants issued to the investors.

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

Cash used in our operating activities was approximately $6.0 million for the twelve months ended December 31, 2011, and approximately $2.7 million for the same period in 2010. The principal reasons for the usage of cash in our operating activities for the twelve months ended December 31, 2011 included a net loss of approximately $14.7 million and a decrease in working capital of approximately $2.0 million, offset by approximately $9.6 million in non-cash share-based compensation, an approximately $0.9 million in non-cash financial expenses related to the revaluation of a convertible loan and approximately $0.2 million of all other adjustments.

Cash provided by our investing activities was approximately $13,000 during the twelve months ended December 31, 2011, compared to approximately $46,000 of cash used by investing activities during the same period in 2010. The principal reason for the decrease in cash flow from investing activities during 2011 was a decrease in restricted cash of approximately $160,000, offset by the purchase of approximately $140,000 of new manufacturing equipment.

Cash flow generated from financing activities was approximately $10.7 million for the twelve months ended December 31, 2011, and $3.0 million for the same period in 2010. The principal reason for the increase in cash flow from financing activities during 2011 was the private placement conducted in conjunction with the share exchange transactions on March 31, 2011 and other private equity issuances and exercise of options prior to and after the share exchange transactions in the aggregate amount of approximately $12.1 million, offset by the repayment of a convertible loan in the amount of approximately $1.0 million and the partial repayment of a long-term loan in the amount of approximately $0.4 million.

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

Long-Term Loan. As of December 31, 2011, we had a long-term loan in the amount of approximately $0.1 million bearing interest at the three month U.S. Dollar LIBOR rate plus 4% per annum. See “Six month period ended June 30, 2012 compared to six month period ended June 30, 2011 — Long-Term Loan.”

Convertible Loans. Prior to December 31, 2011, we had a convertible loan with an aggregate principal amount outstanding of approximately $1.58 million that bore 8% interest. Following the share exchange transactions on March 31, 2011, $580,000 plus accrued interest converted into shares of our common stock. The remaining principle in the amount of $1.0 million, plus all accrued interest, was repaid on May 15, 2011.

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

Cash used in our operating activities was approximately $2.7 million for the twelve months ended December 31, 2010, and approximately $1.5 million for the same period in 2009. The principal reasons for the increase in cash used in operations in 2010 included a net loss of approximately $3.4 million, a decrease of approximately $1.6 million in deferred revenues offset by approximately $1.6 million of non cash share-based compensation expense, an increase of approximately $0.4 million in other working capital and $0.3 million of other non cash adjustments.

Cash used in investing activities was approximately $46,000 for the twelve months ended December 31 2010 and approximately $0.3 million for the same period in 2009. The principal reasons for the decrease in cash flow from investing activities included approximately $81,000 for plant and equipment purchases offset by a decrease of approximately $52,000 in restricted cash.

Cash flow generated from financing activities was approximately $3.0 million for the twelve months ended December 31, 2010, and approximately $0.7 million for the same period in 2009. The principal reasons for the increase in cash flow from financing activities during 2010 were the issuance of approximately $1.8 million in new shares and the issuance of a convertible loan of approximately $1.5 million, offset by the repayment of a long-term loan in the amount of approximately $0.3 million.

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

Newly Adopted Accounting Guidance

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 changes certain fair value measurement principles and clarifies the application of existing fair value measurement guidance. These amendments include, among others, (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and (3) disclosing quantitative information about the unobservable inputs used within the Level 3 hierarchy.

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

Tabular Disclosure of Contractual Obligations

The following table summarizes our outstanding contractual obligations as of June 30, 2012:

	Payments due by period (amounts in thousands)
					More than
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	5 years

Convertible loan (1)	$14,745	$703	$14,043	0	0
Operating lease obligations (2)	$913	$403	$510	0	0
Accounts Payable	$1,983	$1,983	$0	0	0
Total	$17,641	$3,089	$14,553	$—	$—

(1)	Our convertible loan obligations as of June 30, 2012 consisted of senior secured convertible debentures issued to certain investors on April 5, 2012 in the aggregate amount of $11.7 million. Our convertible debentures bear annual interest of 8% and are convertible at any time into shares of common stock at an initial conversion price of $1.75 per share. The holders of our convertible debentures may require us to redeem our convertible debentures at any point 18 months after the date of issuance.

(2)	Our operating lease obligations consist of the lease for our offices and manufacturing facilities in Tel Aviv, Israel and the leases for the majority of our company cars.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates.

Interest Rate Exposure

Our exposure to market risk relates primarily to short-term investments, including funds classified as cash equivalents. As of June 30, 2012, all excess funds were invested in time deposits and other highly liquid investments, therefore our interest rate exposure is not considered to be material.

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

Item 8.  Financial Statements and Supplementary Data.

The following financial statements are included as part of this Report (See Item 15):

•	Report of Kesselman & Kesselman, Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of June 30, 2012, December 31, 2011 and 2010

•	Consolidated Statements of Operations for the Six Months Ended June 30, 2012 and the Years Ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Changes in Equity (Capital Deficiency) for the Six Months Ended June 30, 2012 and the Years Ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and the Years Ended December 31, 2011, 2010 and 2009

•	Notes to Consolidated Financial Statements

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures”, as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2012, the end of the period covered by this Transition Report on Form 10-K/T. The “disclosure controls and procedures” evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of “disclosure controls and procedures”. Accordingly, even effective “disclosure controls and procedures” can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our “disclosure controls and procedures” were effective at the reasonable assurance level as of June 30, 2012.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external reporting purposes in accordance with generally accepted accounting principles.

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

Management, including our chief executive officer and our chief financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of June 30, 2012.

Kesselman & Kesselman, Certified Public Accountants, the independent registered public accounting firm that audited our consolidated financial statements included in this Transition Report on Form 10-K/T, has issued an attestation report on our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the transition period ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our executive officers and the members of our board of directors.

Name	Age	Position
Ofir Paz	46	Chief Executive Officer and Director
Craig Shore	51	Chief Financial Officer, Secretary and Treasurer
Eli Bar	47	Senior Vice President of Research and Development and Chief Technical Officer of InspireMD Ltd.
Robert Ratini	50	Vice President of Sales and Marketing of InspireMD Ltd.
Sol J. Barer, Ph.D.	65	Chairman of the Board of Directors
Asher Holzer, Ph.D.	62	Director
James Barry, Ph.D.	53	Director
Paul Stuka	57	Director
Eyal Weinstein	57	Director

Our directors hold office until the earlier of their death, resignation or removal by stockholders or until their successors have been qualified. Our directors are divided into three classes.  Sol J. Barer, Ph.D. and Paul Stuka are our class 1 directors, with their terms of office to expire at our 2012 annual meeting of stockholders.  Asher Holzer, Ph.D. and Eyal Weinstein are our class 2 directors, with their terms of office to expire at our 2013 annual meeting of stockholders.  Ofir Paz and James Barry, Ph.D. are our class 3 directors, with their terms of office to expire at our 2014 annual meeting of stockholders.  At each annual meeting of stockholders, commencing with the 2012 annual meeting, directors elected to succeed those directors whose terms expire shall be elected for a term of office to expire at the third succeeding annual meeting of stockholders after their election, with each director to hold office until his or her successor shall have been duly elected and qualified.

Our officers hold office until the earlier of their death, resignation or removal by our board of directors or until their successors have been selected. They serve at the pleasure of our board of directors.

Executive Officers and Directors

Ofir Paz has served as our chief executive officer and a director since March 31, 2011. In addition, Mr. Paz has served as the chief executive officer and a director of InspireMD Ltd. since May 2005. From April 2000 through July 2002, Mr. Paz headed the Microsoft TV Platform Group in Israel. In this capacity, Mr. Paz managed the overall activities of Microsoft TV Access Channel Server, a server-based solution for delivering interactive services and Microsoft Windows-based content to digital cable set-top boxes.  Mr. Paz joined Microsoft in April 2000 when it acquired Peach Networks, which he founded and served as its chief executive officer. Mr. Paz was responsible for designing Peach Networks’ original system architecture, taking it from product design to product viability, and then managing and leading the company up to and after its acquisition, which was valued at approximately $100 million at the time of such acquisition. Mr. Paz currently serves on the board of directors of A. S. Paz Investment and Management Ltd., S.P. Market Windows Israel Ltd. and Peach Networks Ltd.  Mr. Paz received a B.Sc. in Electrical Engineering, graduating cum laude, and a M.Sc. from Tel Aviv University. Mr. Paz’s qualifications to serve on the board include his prior experience in successfully establishing and leading technology companies in Israel.  In addition, as chief executive officer, Mr. Paz’s position on the board ensures a unity of vision between the broader goals our company and our day-to-day operations.

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

Robert Ratini has served as InspireMD Ltd.’s vice president of sales and marketing in a full-time capacity since June 1, 2012 and served in a part-time capacity from March 27, 2012 until May 31, 2012. From April 2011 through March 26, 2012, Mr. Ratini served as a business consultant and the vice president of business development for Easy Med Services, Inc. in Geneva, Switzerland, which focuses on telemedicine software products, Stentys SA in Paris, France, which focuses on self-expanding coronary stents, and Parvulus SA in Lonay, Switzerland, which concentrates on intra annular heart valve repair rings.  From October 2009 through March 2011, Mr. Ratini served as the director of marketing for Orbusneich Medical, which produces and sells interventional cardiology products, and from October 2006 through September 2009, Mr. Ratini served as vice president global marketing and EMEA sales for Biosensors International, Switzerland, where he established a global sales and marketing department and led the launch of the Bio Matrix drug eluting stent.  Mr. Ratini has extensive cardiology and vascular experience and has worked in the medical information technology industry since 1989.  Mr. Ratini graduated from the University of Applied Sciences in Bienne, Switzerland with a Master of Computer Science.

Sol J. Barer, Ph.D., has served as a director since July 11, 2011 and has served as our chairman since November 16, 2011. Dr. Barer has over 30 years of experience with publicly traded biotechnology companies. In 1980, when Dr. Barer was with Celanese Research Company, he formed the biotechnology group that was subsequently spun out to form Celgene Corporation. Dr. Barer spent 18 years leading Celgene Corporation as president, chief operating officer and chief executive officer, culminating with his tenure as Celgene Corporation’s executive chairman and chairman beginning in May 2006 until his retirement in June 2011. Dr. Barer is also a director of Cerecor, Inc., Edge Therapeutics, Inc., Medgenics, Inc., ContraFect Corporation, Amicus Therapeutics, Inc. and Aegerion Pharmaceuticals, Inc. and serves as a senior advisor to a number of other biotechnology companies. Dr. Barer received a Ph.D. in organic chemistry from Rutgers University.  Dr. Barer brings to the board significant scientific and executive leadership experience in the U.S. biotechnology industry and prior service on the board of directors of other publicly-held biopharmaceutical companies, as well as a unique perspective on the best methods of growth for a biotechnology company.

Asher Holzer, PhD, has served as our director since March 31, 2011. Dr. Holzer served as our president from March 31, 2011 until June 1, 2012 and served as our chairman from March 31, 2011 until November 16, 2011. In addition, Dr. Holzer served as the president and chairman of the board of InspireMD Ltd. from April 2007 until June 1, 2012. Previously, Dr. Holzer founded Adar Medical Ltd., an investment firm specializing in medical device startups, and served as its chief executive officer from 2002 through 2004. Dr. Holzer currently serves on the board of directors of Adar Medical Ltd., O.S.H.-IL The Israeli Society of Occupational Safety and Health Ltd., Ultra-Cure Ltd., GR-Ed Investment and Enterprise Ltd., Vasculogix Ltd., Theracoat Ltd., Cuber Stent Ltd., 2to3D Ltd., and S.P. Market Windows Cyprus.  Dr. Holzer earned his PhD in Applied Physics from the Hebrew University.  Dr. Holzer is also an inventor and holder of numerous patents.  Dr. Holzer brings to the board his more than 25 years of experience in advanced medical devices, as well as expertise covering a wide range of activities, including product development, clinical studies, regulatory affairs, market introduction and the financial aspects of the stent business.

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

Family Relationships

We have no family relationships amongst our directors and executive officers.

Agreements with Executive Officers

Ofir Paz

On April 1, 2005, InspireMD Ltd. entered into an employment agreement with Ofir Paz to serve as InspireMD Ltd.’s chief executive officer. Such employment agreement was subsequently amended on October 1, 2008 and March 28, 2011. Pursuant to this employment agreement, as amended, Mr. Paz was entitled to a monthly gross salary of $15,367. Mr. Paz was also entitled to certain social and fringe benefits as set forth in the employment agreement, which totaled 25% of his gross salary, as well as a company car. Mr. Paz was also entitled to a minimum bonus equivalent to three monthly gross salary payments based on achievement of objectives and the approval of the board of directors. Mr. Paz was eligible to receive stock options pursuant to this agreement following its six month anniversary, subject to board approval. If Mr. Paz’s employment was terminated with or without cause, he was entitled to at least six months’ prior notice and would have been paid his salary and all social and fringe benefits in full during such notice period.

On April 1, 2011, in order to obtain more favorable tax treatment in Israel, the employment agreement with Mr. Paz was terminated and InspireMD Ltd. entered into a consultancy agreement with A.S. Paz Management and Investment Ltd., an entity wholly-owned by Mr. Paz, through which Mr. Paz was retained to serve as InspireMD Ltd.’s chief executive officer. Pursuant to this consultancy agreement, Mr. Paz was entitled to a monthly consultancy fee of $21,563. Mr. Paz was also entitled to a minimum bonus equivalent to three monthly gross salary payments based on achievement of objectives and the approval of the board of directors. The consultancy agreement also contains certain confidentiality, non-competition and non-solicitation requirements for Mr. Paz. If Mr. Paz’s employment was terminated without cause, he was entitled to at least six months’ prior notice and would have been paid his consultancy fee during such notice period.

At the request of the compensation committee, Mr. Paz agreed, effective as of December 1, 2011, to be compensated as an employee, rather than as a consultant, on substantially the same terms as the consultancy agreement.  Since December 1, 2011, Mr. Paz has been treated as an employee of ours and has received the same level of compensation (i.e., base salary and benefits) as was mandated under his consultancy agreement. We have otherwise complied with the terms of the consulting agreement.

For a description of certain severance and pension payments to which Mr. Paz was and will be entitled under his agreements, see “Item 11. Executive Compensation—Potential Payments Upon Termination or Change of Control.”

Craig Shore

On November 28, 2010, InspireMD Ltd. entered into an employment agreement with Craig Shore to serve as InspireMD Ltd.’s vice president of business development. Pursuant to the employment agreement, Mr. Shore was entitled to a monthly gross salary of $8,750, which amount increased to $10,200 upon consummation of our share exchange transactions on March 31, 2011 and which further increased to $10,620 as of July 1, 2011. Mr. Shore is also entitled to certain social and fringe benefits as set forth in the employment agreement. The consultancy agreement also contains certain confidentiality, non-competition and non-solicitation requirements for Mr. Shore. Mr. Shore is also entitled to, and received, a grant of options to purchase 45,000 restricted ordinary shares of InspireMD Ltd. which were converted into options to purchase 365,223 shares of our common stock following the consummation of our share exchange transactions on March 31, 2011; such options shall fully vest if Mr. Shore’s employment is terminated in connection with a change of control. If Mr. Shore’s employment is terminated without cause, Mr. Shore shall be entitled to at least 30 days’ prior notice and shall be paid his salary in full and all social and fringe benefits during such notice period. If a major change of control of InspireMD Ltd. occurs, Mr. Shore will be entitled to at least 180 days’ prior written notice and shall be paid his salary in full and all social and fringe benefits during such notice period. If Mr. Shore is terminated for cause, he is not entitled to any notice.

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

Robert Ratini

On March 27, 2012, InspireMD Ltd. entered into a consultancy agreement with Robert Ratini to serve as InspireMD Ltd.’s vice-president of sales and marketing.  Until May 31, 2012, Mr. Ratini provided services on a part-time basis and, beginning on June 1, 2012, he has served as the full-time vice-president of sales and marketing.  Mr. Ratini is entitled to receive $20,000 per month in consideration for his services, which was paid on a pro-rata basis for the hours he worked until May 31, 2012, and is also entitled to receive a monthly phase-in payment of $7,000 from June 1, 2012 to December 31, 2012.  Mr. Ratini is eligible to receive various performance-based commissions, which are dependent upon the levels of revenue generated by his sales activity.  The consultancy agreement also contains certain confidentiality, non-competition and non-solicitation requirements for Mr. Ratini. The consultancy agreement has no termination date, but may be terminated without cause by InspireMD Ltd. (i) upon 30 day prior written notice if such notice is submitted between June 1, 2012 and August 31, 2012; or (ii) upon 90 day prior written notice if such notice is submitted after September 1, 2012.

Asher Holzer

On April 1, 2005, InspireMD Ltd. entered into an employment agreement with Asher Holzer, Ph.D. to serve as InspireMD Ltd.’s president. Such employment agreement was subsequently amended on March 28, 2011. Pursuant to this employment agreement, as amended, Dr. Holzer was entitled to a monthly gross salary of $15,367. Dr. Holzer was also entitled to certain social and fringe benefits as set forth in the employment agreement, which totaled 25% of his gross salary, as well as a company car. Dr. Holzer was also entitled to a minimum bonus equivalent to three monthly gross salary payments based on achievement of objectives and the approval of the board of directors. Dr. Holzer was eligible to receive stock options pursuant to this agreement following its six month anniversary, subject to board approval. If Dr. Holzer’s employment was terminated with or without cause, he was entitled to at least six months’ prior notice and would have been paid his salary and all social and fringe benefits in full during such notice period.

On April 29, 2011, effective April 1, 2011, in order to obtain more favorable tax treatment in Israel, the employment agreement with Dr. Holzer was terminated and InspireMD Ltd. entered into a consultancy agreement with OSH-IL, the Israeli Society Ltd., an entity wholly-owned by Dr. Holzer, through which Dr. Holzer was retained to serve as InspireMD Ltd.’s president. Pursuant to this consultancy agreement, Dr. Holzer was entitled to a monthly consultancy fee of $21,563. Dr. Holzer was also entitled to a minimum bonus equivalent to three monthly gross salary payments based on achievement of objectives and the approval of the board of directors. The consultancy agreement also contained certain confidentiality, non-competition and non-solicitation requirements for Dr. Holzer. If Dr. Holzer’s employment was terminated without cause, he was entitled to at least six months’ prior notice and would have been paid his consultancy fee during such notice period.

At the request of the compensation committee, effective as of December 1, 2011, Dr. Holzer agreed to be treated as an employee for purposes of paying Dr. Holzer’s salary and benefits rather than as a consultant under Dr. Holzer’s consultancy agreement.

On June 1, 2012, Dr. Holzer, OSH-IL, the Israeli Society of Occupational Health and Safety Ltd. and InspireMD Ltd. entered into a separation agreement and release, pursuant to which, among other things, the consultancy agreement, dated as of April 29, 2011, by and between InspireMD Ltd. and OSH-IL the Israeli Society Ltd. was terminated and Dr. Holzer resigned as president and director of InspireMD Ltd. and president of InspireMD, Inc. As part of the separation agreement, Dr. Holzer agreed to release us, InspireMD Ltd., and Inspire MD GmbH from any and all claims, rights or demands arising from or related to the previous agreement, the relations between the parties or the termination thereof.

On June 1, 2012, we entered into a consulting agreement with Dr. Holzer, which terminates on November 30, 2012, pursuant to which Dr. Holzer will provide us with consulting services in exchange for monthly payments of $20,337. As part of the consulting agreement, Dr. Holzer released us and our affiliates from any and all claims other than those related to Dr. Holzer’s position as a shareholder. Under this consulting agreement, Dr. Holzer is not entitled to any additional benefits, other than benefit plans or programs that we provide to our directors so long as Dr. Holzer remains on our board of directors.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us, during the six months ended June 30, 2012, each of our directors, officers and greater than ten percent stockholders complied with all Section 16(a) filing requirements applicable to our directors, officers and greater than ten percent stockholders, except that Dr. Barry reported one transaction on a late Form 4 and Mr. Ratini filed one late Form 3 reporting no beneficial ownership of our securities and reported one transaction on a late Form 4.

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

Nominating and Corporate Governance Committee.  Our nominating and corporate governance committee is currently comprised of Messrs. Stuka and Weinstein and Dr. Barer, each of whom qualify as an independent director under Section 5605(a)(2) of the rules of the Nasdaq Stock Market.  Mr. Stuka is the chairman of our nominating and corporate governance committee.  The nominating and corporate governance committee identifies and recommends to our board of directors individuals qualified to be director nominees. In addition, the nominating and corporate governance committee recommends to our board of directors the members and chairman of each board committee who will periodically review and assess our code of business conduct and ethics and our corporate governance guidelines.  The nominating and corporate governance committee also makes recommendations for changes to our code of business conduct and ethics and our corporate governance guidelines to our board of directors, reviews any other matters related to our corporate governance and oversees the evaluation of our board of directors and our management.

Compensation Committee. Our compensation committee is currently comprised of Messrs. Stuka and Weinstein and Dr. Barer, each of whom qualify as an independent director under Section 5605(a)(2) of the rules of the Nasdaq Stock Market. Mr. Weinstein is the chairman of our compensation committee. The compensation committee reviews and approves our salary and benefits policies, including compensation of executive officers and directors. The compensation committee also administers our stock option plans and recommends and approves grants of stock options under such plans.

Code of Ethics

We have adopted a code of ethics and business conduct that applies to our officers, directors and employees, including our principal executive officer and principal accounting officer, which is posted on our website at www.inspire-md.com. We intend to disclose future amendments to certain provisions of the code of ethics, or waivers of such provisions granted to executive officers and directors, on this website within five business days following the date of such amendment or waiver.

Item 11.  Executive Compensation.

Compensation Discussion and Analysis

The Compensation Discussion and Analysis discusses the principles underlying our executive compensation policies and decisions for our named executive officers. It provides qualitative information regarding the manner in which compensation is earned by our named executive officers and places in context the data presented in the tables that follow. In addition, we address the compensation paid or awarded during the six months ended June 30, 2012 and the fiscal year ended December 31, 2011 to our named executive officers: Ofir Paz, our chief executive officer (principal executive officer), Craig Shore, our chief financial officer, secretary and treasurer (principal financial and accounting officer), Asher Holzer, Ph.D., our former president, Eli Bar, the senior vice president of research and development and chief technical officer of InspireMD Ltd., and Sara Paz, the former vice president of sales of InspireMD Ltd.

We formed a compensation committee on September 21, 2011. Prior to that date, all compensation decisions for Mr. Paz and Dr. Holzer were made by our board of directors. Mr. Paz was responsible for the executive compensation packages of Messrs. Shore and Bar and Ms. Paz. Because of the potential conflict of interest, Dr. Holzer and Mr. Shore also reviewed and approved Mr. Paz’s decision with respect to Ms. Paz’s compensation before it was implemented. The current compensation package of Mr. Paz and the compensation package of Dr. Holzer until his retirement were determined before our share exchange transactions on March 31, 2011, when InspireMD Ltd. was a private Israeli company. In accordance with Israeli law, their compensation was submitted to and approved by the stockholders of InspireMD Ltd. on February 28, 2011. Our board of directors also reviewed and approved Mr. Shore’s compensation package after the share exchange transactions.

Going forward, the compensation committee of our board of directors will review at least annually and determine the executive compensation packages for Mr. Paz, including approving any grants of stock options. Mr. Paz will remain responsible for making recommendations to our compensation committee with respect to the executive compensation packages for Messrs. Shore and Bar, including any grants of stock options. The compensation committee performed its annual review of named executive officer compensation in February 2012.

In considering compensation for our named executive officers prior to 2012, the board of directors relied upon the officer’s performance and contribution to our development and achievements. We did not engage in any formal benchmarking or conduct or obtain any formal surveys of executive compensation at peer companies. We also considered general compensation trends.

During the compensation committee’s review of named executive officer compensation for 2012, the compensation committee retained the services of a compensation consultant. The consultant provided a report that included formal benchmarking of our named executive officers’ compensation against that at companies selected by the consultant and approved by our compensation committee. The peer group was comprised of 16 U.S.-based public medical devices companies and four Israel-based public medical device and biopharmaceutical companies that were determined to have a comparable business and financial profile to us, in terms of revenue, employee size and/or market value:

Antares Pharma	Atricure	Bacterin International Holdings
BioLase Technology	Cardica	Cerus
Conceptus	Cutera	Cytori Therapeutics
D Medical Industries	Palomar Medical Technologies	Pluristem Therapeutics
PROLOR Biotech	Protalix BioTherapeutics	SEQUENOM
STAAR Surgical	Stereotaxis	SurModics
Uroplasty	Vision-Sciences

The compensation consultant’s report and recommendations primarily called for increases in named executive officer compensation. However, in light of our current financial position, our long-term and short-term goals, the fact that many of our named executive officers received salary increases in 2011 and the significant equity ownership of many of our named executive officers, the compensation committee determined to take only two actions with respect to increases in named executive officer compensation in 2012, in the form of a stock option grant to Mr. Shore, on the terms and for the reasons described under “Named Executive Officer Compensation – Compensation of Chief Financial Officer, Secretary and Treasurer” below and a cash bonus to Mr. Bar, in the amount and for the reason described under “Named Executive Officer Compensation – Compensation of Senior Vice President of Research and Development and Chief Technical Officer of InspireMD Ltd.” below. The compensation committee did not determine to target our overall compensation packages, or elements of our compensation packages, to fall within a certain percentile of the comparator group above, although the compensation committee may determine to do so in the future.

We have entered into agreements with all of our named executive officers. These agreements are summarized under “Executive Officers and Directors – Agreements with Executive Officers.” Mr. Paz and Dr. Holzer were compensated pursuant to consultancy agreements beginning on April 1, 2011. However, at the request of the compensation committee, Mr. Paz and Dr. Holzer agreed, effective as of December 1, 2011, to be compensated as employees rather than consultants. Since December 1, 2011, Mr. Paz has been, and from December 1, 2011 until his resignation, Dr. Holzer was, treated as an employee of ours and received the same level of compensation (i.e., base salary and benefits) as each would have been entitled to under his consultancy agreement. We have otherwise complied with the terms of the consultancy agreements.

Philosophy of Compensation

The goals of our compensation policy are to ensure that executive compensation rewards management for helping us achieve our financial goals (increased sales, profitability, etc.) and meet our clinical trial milestones and aligns management’s overall goals and objectives with those of our stockholders. To achieve these goals, our compensation committee and board of directors aims to:

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

We have determined that in order to best meet these objectives, our executive compensation program should balance fixed and bonus compensation, as well as cash and equity compensation, as discussed below. Historically, there has been no pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation for our executive officers. We intend in the future to solicit recommendations from our compensation consultants with respect to the balance of fixed and bonus compensation for our executive officers.

Components of Compensation

The principal components of compensation for our named executive officers are base salary/consulting fees, equity based grants, personal benefits and perquisites and, potentially in the future, cash bonuses.

Base Salary/Consulting Fees.The primary component of compensation for our named executive officers is base salary (or consulting fees for our named executive officers who are employed pursuant to consultancy agreements). Base salary levels for our named executive officers have historically been determined based upon an evaluation of a number of factors, including the individual officer’s level of responsibility, length and depth of experience and our assessment of the officer’s future potential with our company, performance and, to the extent available, general compensation levels of similarly situated executives and general compensation trends. Although our employment and consultancy agreements with our named executive officers set forth a fixed base salary, salaries have been reviewed periodically and changed, when deemed appropriate, by oral or written amendment to the applicable officer’s agreement. For 2011, we generally increased the base salaries of our executive officers, in part as a reflection of our becoming a publicly traded company in the U.S. and the accompanying increased responsibilities for our executive officers. Prior to April 1, 2011, Ms. Paz was compensated on an hourly basis, based on a fixed hourly consulting fee. In 2012, the compensation committee determined not to make any changes to the base salaries of our named executive officers.

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

Prior to 2012, all equity incentive awards were made either (i) in accordance with negotiated terms set forth in our employment or consultancy agreements, at levels deemed necessary to attract or retain the executive at the time of such negotiations and determined taking into account the recipient’s overall compensation package and the goal of aligning such executive’s interest with that of our stockholders, or (ii) at the discretion of the board of directors or the compensation committee without reference to any formal targets or objectives, when deemed appropriate in connection with extraordinary efforts or results or necessary in order to retain the executive in light of the executive’s overall compensation package.

During its 2012 compensation review, the compensation committee determined to make only one equity incentive award, to Mr. Shore, on the terms and for the reasons described under “Named Executive Officer Compensation – Compensation of Chief Financial Officer, Secretary and Treasurer” below.

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

Cash Bonus. Until 2012, we had never paid cash bonuses to our executives; however, our consultancy agreements with Mr. Paz and Dr. Holzer provided for cash bonuses to be paid at the discretion of our board of directors in an amount not less than three months’ salary. We believe that cash bonus payments are an appropriate means to reward significant achievement and contribution to us by an executive officer, especially for officers that already hold significant equity positions in our company. Therefore, going forward, cash bonuses may become a more significant component of our compensation policy for executive officers.

During its 2012 compensation review, the compensation committee determined to make a cash bonus award, to Mr. Bar, in the amount and for the reason described under “Named Executive Officer Compensation – Compensation of Senior Vice President of Research and Development and Chief Technical Officer of InspireMD Ltd.” below.

We intend to consider the amount of cash bonus that each of our named executive officers should be entitled to receive in connection with our annual compensation review, taking into account each executive’s total compensation package, the recommendations of our compensation consultant, and any more formal data we obtain regarding the compensation levels of similarly situated executives. We will also consider in connection with such review whether to designate certain financial or operational metrics or other objective or subjective criteria in determining the final amounts of such awards.

Compensation of Named Executive Officers

Compensation of Chief Executive Officer. During the six months ended June 30, 2012, Mr. Paz’s total compensation was $153,597. In 2011, Mr. Paz’s total compensation was $247,039, as compared to $219,160 in total compensation in 2010. Mr. Paz’s total compensation was comprised of (i) salary payments from December 1, 2011 through June 30, 2012, (ii) consulting fees paid pursuant to the consultancy agreement InspireMD Ltd. entered into with A.S. Paz Management and Investment Ltd., an entity wholly-owned by Mr. Paz, through which Mr. Paz was retained to serve as InspireMD Ltd.’s chief executive officer from April 1, 2011 through November 30, 2011, (iii) salary payments made during December 2011, and (iv) benefits and perquisites, as more fully discussed below. For the six months ended June 30, 2012, Mr. Paz’s salary compensation was $121,327. In 2011, Mr. Paz’s salary compensation was $42,425 under his employment agreement, $122,970 under the consultancy agreement with A.S. Paz Management and Investment Ltd and $15,371 as an employee in December 2011, for a total of $180,766, as compared to $89,197 under his employment agreement and $78,491 under a consultancy agreement that was in effect prior to his employment agreement, for a total of $167,688, in 2010. In determining the compensation for Mr. Paz in 2011, our board of directors evaluated the corporate and organizational accomplishments of our company in 2010, as well as Mr. Paz’s individual accomplishments. Mr. Paz’s 2011 compensation was also increased in anticipation of our company becoming a publicly traded company in the U.S. and the additional obligations that would entail for our chief executive officer. Mr. Paz’s compensation package for 2011 was determined before our share exchange transactions on March 31, 2011, when InspireMD Ltd. was a private Israeli company. In accordance with Israeli law, his compensation was submitted to and approved by the stockholders of InspireMD Ltd. on February 28, 2011. The compensation committee determined that no changes were needed to Mr. Paz’s compensation package during 2012.

Mr. Paz also received various benefits as both our salaried employee and our consultant, many of which either are required by Israeli law or we believe are customarily provided to Israeli executives. These benefits included contributions to his pension and vocational studies funds, an annual recreation payment, a company car, a cell-phone and a daily food allowance. For the six months ended June 30, 2012, Mr. Paz’s benefits compensation was $32,270. In 2011, Mr. Paz’s benefits compensation through payments made to him as an employee and through payments made to A.S. Paz Management and Investment Ltd was $66,273, as compared to $51,472 in 2010. Our board of directors and compensation committee determined that equity based compensation would be inappropriate for Mr. Paz in 2011 and 2012, in light of his current equity holdings in our company.

Compensation of Chief Financial Officer, Secretary and Treasurer. Mr. Shore was initially hired as InspireMD Ltd.’s vice president of business development and became our chief financial officer, secretary and treasurer on March 31, 2011. During the six months ended June 30, 2012, Mr. Shore’s total compensation was $234,396. In 2011, Mr. Shore’s total compensation was $419,433, as compared to $13,162 in total compensation in 2010, which represented compensation paid from the commencement of Mr. Shore’s employment on November 24, 2010. Mr. Shore’s total compensation was comprised of salary payments under his employment agreement with us, option grants under the InspireMD, Inc. 2011 UMBRELLA Option Plan, as more fully discussed below, and benefits and perquisites, as more fully discussed below. For the six months ended June 30, 2012, Mr. Shore’s salary compensation was $76,717. In 2011, Mr. Shore’s annual salary was $118,333, as compared to $9,912 in 2010. Pursuant to his employment agreement with us, Mr. Shore’s monthly salary was automatically increased during 2011, upon the consummation of our share exchange transactions. Upon Mr. Paz’s recommendation, Mr. Shore’s salary was further increased as of July 1, 2011 by an additional $838 per month on July 1, 2011. In determining to make such additional increase, Mr. Paz considered the corporate and organizational accomplishments of our company since Mr. Shore joined us, his role in such accomplishments, his general performance, his increased responsibilities as chief financial officer, the desire to ensure that his compensation is high enough to retain his services and the desire to make his compensation consistent with what we pay to our other senior executives. Mr. Paz recommended, and the compensation committee agreed, that no changes were needed to Mr. Shore’s compensation package during 2012 other than the option grant described below.

Mr. Shore also received various benefits, many of which either are required by Israeli law or we believe are customarily provided to Israeli executives, including contributions to his pension and vocational studies funds, an annual recreation payment, a company car, a company cell phone, and a daily food allowance. For the six months ended June 30, 2012, Mr. Shore’s benefits compensation was $18,180. In 2011, Mr. Shore’s benefits compensation was $35,280, as compared to $3,250 in 2010.

On February 27, 2011, Mr. Shore was granted options that currently represent the right to acquire up to 365,223 shares of our common stock at an exercise price of $1.23 per share. This award was part of the initial package negotiated with Mr. Shore in connection with his hiring in November 2010. The number of shares for which such award was exercisable and the exercise price were originally set forth in Mr. Shore’s employment agreement and related to shares of InspireMD Ltd. The per share price was determined based on the price at which InspireMD Ltd. had most recently raised capital. The option was converted into an option to acquire the current number of shares at the current exercise price through the share exchange transactions. The options vest on an annual basis over three years. The options had a fair market value of $260,554 as of February 27, 2011. In determining to grant Mr. Shore a significant portion of his compensation in the form of options, our board of directors believed that it was important to give Mr. Shore an equity interest in us. Providing Mr. Shore with an equity stake was viewed by our board as important, as Mr. Shore previously did not hold any such stake in us, as opposed to Mr. Paz and Dr. Holzer. In determining the number of shares to award to Mr. Shore, Mr. Paz and our board of directors considered the need to provide Mr. Shore with a compensation package that was sufficient to attract him to accept employment with us, given that his base salary was believed to be relatively low for his position, and the desire to provide Mr. Shore with an equity position in our company that was significant enough to align his objectives with those of our stockholders and allow Mr. Shore to share in our future on financial growth and the benefits of the share exchange and our becoming a U.S. public company.

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

On May 25, 2012, Mr. Shore was granted options to acquire up to 300,000 shares of our common stock at an exercise price of $0.80 per share. The options vest on an annual basis over three years. The options had a fair market value of $139,499 as of May 25, 2012. The award was given in recognition of Mr. Shore’s past contributions, to increase Mr. Shore’s equity stake in us in order to further align Mr. Shore’s objectives with those of our stockholders and allow him to share in our future financial growth and to compensate for Mr. Shore’s relatively low salary for his position.

Compensation of Senior Vice President of Research and Development and Chief Technical Officer of InspireMD Ltd. During the six months ended June 30, 2012, Mr. Bar’s total compensation was $112,432. In 2011, Mr. Bar’s total compensation was $350,394, as compared to $942,689 in total compensation in 2010. Mr. Bar’s total compensation was comprised of salary payments under his employment agreement with us, a cash bonus awarded in 2012, as more fully discussed below, option grants under the InspireMD, Inc. 2011 UMBRELLA Option Plan, as more fully discussed below, and benefits and perquisites, as more fully discussed below. For the six months ended June 30, 2012, Mr. Bar’s salary compensation was $77,100. In 2011, Mr. Bar’s annual salary was $122,760, as compared to $91,684 in 2010. In determining the compensation for Mr. Bar in 2011, Mr. Paz evaluated the corporate and organizational accomplishments of our company in 2010, particularly with respect to the development of our products, as well as Mr. Bar’s individual achievements and contributions to such accomplishments. Mr. Bar’s increase in salary during 2011 reflected his significant contributions to our success in 2010, and our desire to retain him going forward. His 2011 salary was increased to the level it had been in August 2008, prior to salary reductions throughout the company. Mr. Paz recommended, and the compensation committee agreed, that no changes were needed to Mr. Bar’s compensation package during 2012 other than the cash bonus described below.

Mr. Bar received a cash bonus of $12,850 in recognition for his efforts in achieving the successful completion of enrollment of the MASTER Trial during the six months ended June 30, 2012. The amount of the bonus was equal to an additional month of salary for Mr. Bar.

Mr. Bar also received various benefits, many of which either are required by Israeli law or we believe are customarily provided to Israeli executives, including contributions to his pension and vocational studies funds, an annual recreation payment, a company car, a company cell phone, and a daily food allowance. During the six months ended June 30, 2012, Mr. Bar’s benefits compensation was $22,482. In 2011, Mr. Bar’s benefits compensation was $42,459, as compared to $32,496, in 2010.

On June 1, 2011, Mr. Bar was awarded options to acquire up to 200,000 shares of common stock at an exercise price of $2.75 per share as a bonus payment for his significant contributions to our company. In determining to make such award, Mr. Paz considered Mr. Bar’s continued exemplary performance and contributions to the clinical development of our product and the desire to continue to retain his services and keep his compensation consistent with what we pay to our other senior executives. We determined that granting Mr. Bar more of an equity interest would further increase his opportunity to share in our future financial success and align his objectives with those of our stockholders. The options vest on an annual basis over a three year period. The options had a fair market value of $268,381 as of June 1, 2011. The exercise price was the fair market value of our common stock on the date of grant. On August 31, 2011, we cancelled these options and reissued an option to purchase 200,000 shares of common stock at an exercise price of $1.93 because our board of directors determined that the $2.75 exercise price was too far out of the money to achieve the compensatory and incentive purposes of the options. The exercise price of the new option was the fair market value of our common stock on the date of grant. The fair value of the 200,000 options as of August 31, 2011 was $185,175.

Mr. Bar also received two option awards in July 2010. The first award currently represents the right to acquire up to 608,707 shares of our common stock at an exercise price of $0.001 per share. The number of shares for which such award was exercisable and the exercise price originally related to shares of InspireMD Ltd. The per share price was set at $0.01 per share. The option was converted into an option to acquire the current number of shares at the current exercise price through the share exchange transactions. The second award currently represents the right to acquire up to 81,161 shares of our common stock at an exercise price of $1.23 per share. The number of shares for which such award was exercisable and the exercise price also originally related to shares of InspireMD Ltd. The per share price was determined based on the price at which InspireMD Ltd. had most recently raised capital. The option was converted into an option to acquire the current number of shares at the current exercise price through the share exchange transactions. Both awards were made in recognition of Mr. Bar’s contributions to our corporate and organizational achievements. The first award was related to Mr. Bar’s performance over the long-term of his tenure with us and to our desire to grant Mr. Bar an equity stake that would not be at risk. In particular, in determining to make this award, the board of directors took into account the fact that, from September 2008 to April 2009, Mr. Bar accepted several salary reductions, which resulted in his monthly salary being reduced from approximately $10,133 to approximately $7,387. Mr. Bar’s salary remained approximately $7,387 per month until August 2010, at which time his monthly salary was increased to $8,000. Furthermore, our board of directors decided that recognizing Mr. Bar’s efforts and sacrifices through an equity award was the most appropriate form of compensation, as it would also serve to give Mr. Bar an additional equity interest in us. Providing Mr. Bar with an increased equity stake was viewed by our board as important, as Mr. Bar’s existing options were deemed a very small stake in comparison to that held by Mr. Paz and Dr. Holzer. The second award was intended as a more traditional annual incentive award and related primarily to Mr. Bar’s performance in 2010 and our desire to grant Mr. Bar traditional options whose value would fluctuate depending on the performance of our common stock. Both option awards vest one-twelfth quarterly commencing with the quarter in which they were granted. The first award had a fair market value of $750,000 as of July 25, 2010. The second award had a fair market value of $68,509 as of July 31, 2010.

Compensation of Former President. During the six months ended June 30, 2012, Dr. Holzer’s total compensation was $189,290. In 2011, Dr. Holzer’s total compensation was $245,406, as compared to $209,592 in total compensation in 2010. Dr. Holzer’s total compensation was comprised of (i) consulting fees paid pursuant to the consultancy agreement InspireMD Ltd. entered into with OSHIL, The Israeli Society Ltd., an entity wholly-owned by Dr. Holzer, through which Dr. Holzer was retained to serve as InspireMD Ltd.’s president from June 1, 2012 through June 30, 2012, (ii) salary payments from December 1, 2011 through May 31, 2012, (iii) consulting fees paid pursuant to the consultancy agreement InspireMD Ltd. entered into with OSHIL, The Israeli Society Ltd. from April 1, 2011 through November 30, 2011, (iv) salary payments made during December 2011, and (v) benefits and perquisites, as more fully discussed below. For the six months ended June 30, 2012, Dr. Holzer’s salary compensation was $139,654 as an employee, which includes a payout of his unused vacation days of $36,010, and $14,474under the consultancy agreement with OSHIL, The Israeli Society Ltd., for a total of $154,128. In 2011, Dr. Holzer’s salary compensation was $42,425 under his employment agreement, $122,970under the consultancy agreement with OSHIL, The Israeli Society Ltd., and $15,371 as an employee in December 2011, for a total of $180,766, as compared to $89,197 under his employment agreement and $74,791 under a consultancy agreement that was in effect prior to his employment agreement, for a total of $163,988, in 2010. In determining the compensation for Dr. Holzer in 2011, our board of directors evaluated the corporate and organizational accomplishments of our company in 2010, as well as Dr. Holzer’s individual accomplishments and contributions to our accomplishments. Our board of directors determined that an increase in compensation for Dr. Holzer was appropriate in 2011, in part, in anticipation of our company becoming a U.S. publicly traded company in 2011 and the increased responsibilities that would result for our president. Dr. Holzer’s compensation package for 2011 was determined before the share exchange transactions, when InspireMD Ltd. was a private Israeli company. In accordance with Israeli law, his compensation was submitted to and approved by the stockholders of InspireMD Ltd. on February 28, 2011. The compensation committee determined that no changes were needed to Dr. Holzer’s compensation package during its 2012 compensation review.

Dr. Holzer also received various benefits as both our salaried employee and our consultant, many of which either are required by Israeli law or we believe are customarily provided to Israeli executives. These benefits included contributions to his pension and vocational studies funds, an annual recreation payment, a company car and cell phone, and a daily food allowance. For the six months ended June 30, 2012, Dr. Holzer’s benefits compensation through payments made to him as an employee and through payments made to OSHIL, The Israeli Society Ltd. was $35,163. In 2011, Dr. Holzer’s benefits compensation through payments made to him as an employee and through payments made to OSHIL, The Israeli Society Ltd. was $64,640, as compared to $45,604 in 2010. Our board of directors and compensation committee determined that equity based compensation would be inappropriate for Dr. Holzer in 2011 and 2012, in light of his current equity holdings in our company.

Compensation of Former Vice President of Sales of InspireMD Ltd. During the six months ended June 30, 2012, Ms. Paz’s total compensation was $83,569. In 2011, Ms. Paz’s total compensation was $782,016, as compared to $77,603 in total compensation in 2010. Ms. Paz’s total compensation was comprised of (i) payments for consulting fees under a consultancy agreement InspireMD Ltd. entered into with Ms. Paz which terminated on March 31, 2011 and provided for the payment of a fixed hourly consulting fee of $45 for services provided in Israel and a fixed daily consulting fee of $400 for services provided outside of Israel, and (ii) payments for consulting fees under a consultancy agreement InspireMD Ltd. entered into with Sara Paz Management and Marketing Ltd, an entity wholly-owned by Ms. Paz, through which Ms. Paz was retained to serve as InspireMD Ltd.’s vice president of sales from April 1, 2011 until its termination on June 30, 2012, (iii) an option grant under the InspireMD, Inc. 2011 UMBRELLA Option Plan, as more fully discussed below, and (iv) benefits and perquisites, as more fully discussed below. Ms. Paz’s payments under her consultancy agreements were $89,819during the six months ended June 30, 2012. Ms. Paz’s payments under her consultancy agreements were $112,136 in 2011 as compared to $77,603 in 2010. In determining the compensation for Ms. Paz in 2011, Mr. Paz evaluated the corporate and organizational achievements of our company in 2010, with a particular emphasis on our sales growth, to which Ms. Paz’s work contributed, her contributions and perceived future potential on a full-time basis and the compensation paid to similarly situated executives within our company. Dr. Holzer and Mr. Shore approved Mr. Paz’s determination with respect to Ms. Paz’s compensation. Mr. Paz recommended, and the compensation committee agreed, that no changes were needed to Ms. Paz’s compensation package during 2012.

In conjunction with InspireMD Ltd. entering into the consultancy agreement with Sara Paz Management and Marketing Ltd, we commenced paying Ms. Paz the benefits required by Israeli law and comparable benefits to our other executives. As such, pursuant to the consultancy agreement, in 2011 and 2012, Ms. Paz received various benefits, including contributions to her pension and vocational studies funds, an annual recreation payment, a company car, a company cell phone, and a daily food allowance. During the six months ended June 30, 2012, Ms. Paz’s benefits compensation was $24,750. In 2011, Ms. Paz’s benefits compensation was $30,473.

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

Impact of Tax Laws

Deductibility of Executive Compensation. Generally, under U.S. law, a company may not deduct compensation of more than $1,000,000 that is paid to an individual employed by the company who, on the last day of the taxable year, either is the company’s principal executive officer or an individual who is among the three highest compensated officers for the taxable year (other than the principal executive officer or the principal financial officer). The $1,000,000 limitation on deductions does not apply to certain types of compensation, including qualified performance-based compensation, and only applies to compensation paid by a publicly-traded corporation (and not compensation paid by non-corporate entities). Because the compensation deducted in the U.S. for each individual to whom this rule applies has historically been less than $1,000,000 per year, we do not believe that the $1,000,000 limitation will affect us in the near future. If the deductibility of executive compensation becomes a significant issue, our compensation plans and policies may be modified to maximize deductibility if our compensation committee and we determine that such action is in our best interests.

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

Termination Payments

Our agreements with Messrs. Paz, Bar and Shore and Israeli law provide, and our agreements with Dr. Holzer and Ms. Paz provided, for payments and other compensation in the event of termination under certain circumstances, as more fully described under “Executive Compensation – Potential Payments Upon Termination or Change of Control.” These provisions are comprised of (i) notice periods of varying length prior to a termination without cause (180 days for Mr. Paz and Dr. Holzer, 30 days in general and 180 days following certain change in control events for Mr. Shore, 60 days for Mr. Bar and 30 days for Ms. Paz), (ii) severance payments as required by Israeli law, (iii) vesting of Mr. Shore’s, options upon his termination in connection with a change of control and (iv) vesting of Mr. Shore’s, Mr. Bar’s and Ms. Paz’s options automatically upon a change of control if such stock options are not assumed or substituted by the surviving company. We believe that having these provisions in our agreements with our officers enables our officers to focus solely on the performance of their jobs by providing them with security in the event of certain terminations of employment. With respect to the notice provisions, we believe that these provide us with a mechanism to ensure a successful transition if we have to replace one of our named executive officers. In addition, we have provided these benefits to our officers because we believe it is necessary for retention purposes, to attract well qualified and talented executives and, in the case of severance payments, to comply with Israeli law. In exchange for these protections, our officers have agreed to be bound by certain restrictive covenants, including confidentiality, non-competition and non-solicitation provisions.

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

Summary Compensation Table

The table below sets forth, for the transition period and our last three fiscal years, the compensation earned by Ofir Paz, our chief executive officer, Craig Shore, our chief financial officer, secretary and treasurer, Eli Bar, InspireMD Ltd.’s senior vice president of research and development and chief technical officer, Asher Holzer, Ph.D., our former president, and Sara Paz, InspireMD Ltd.’s former vice president of sales.

Name and Principal Position	Year(*)	Salary ($)(1)	Bonus ($)(1)	Option Awards($)(2)		All Other Compensation ($)(1)		Total ($)(1)

Ofir Paz(3) Chief Executive Officer	2012	121,327	-	-		32,270	(4)	153,597
	2011	57,796	-	-		189,243	(4)	247,039
	2010	89,197	-	-		129,963	(4)	219,160
	2009	76,524	-	-		129,909	(4)	206,433

Craig Shore Chief Financial Officer, Secretary and Treasurer	2012	76,717	-	139,499		18,180	(5)	234,396
	2011	118,333	-	260,554		40,546	(5)	419,433
	2010	9,912	-	-		3,250	(5)	13,162	(6)

Eli Bar Senior Vice President, Research and Development and Chief Technical Officer of InspireMD Ltd.	2012	77,100	12,850	-		22,482	(8)	112,432
	2011	122,760	-	185,175	(7)	42,459	(8)	350,394
	2010	91,684	-	818,509		32,496	(8)	942,689
	2009	86,971	-	-		38,585	(8)	125,556

Asher Holzer, Ph.D.(3) Former President	2012	139,654	-	-		49,637	(9)	189,291
	2011	57,796	-	-		187,610	(9)	245,406
	2010	89,197	-	-		120,395	(9)	209,592
	2009	73,526	-	-		109,054	(9)	182,580

Sara Paz Former Vice President of Sales of InspireMD Ltd.	2012	-	-	-		83,569	(10)	83,569
	2011	-	-	639,407		142,609	(10)	782,016
	2010	-	-	-		77,603	(10)	77,603
	2009	-	-	-		59,197	(10)	59,197

(*)	2012 refers to our transition period from January 1 through June 30, 2012. Years 2009 to 2011 refer to our annual reporting periods for those years.

(1)	Compensation amounts received in non-U.S. currency have been converted into U.S. dollars using the average exchange rate for the applicable year. The average exchange rate for 2012 was 3.80 NIS per dollar, the average exchange rate for 2011 was 3.5781 NIS per dollar, the average exchange rate for 2010 was 3.7330 NIS per dollar and the average exchange rate for 2009 was 3.9326 NIS per dollar.

(2)	The amounts in this column reflect the dollar amounts recognized for financial statement reporting purposes with respect to the six months ended June 30, 2012 and the years ended December 31, 2009, 2010 and 2011, in accordance with FASB ASC Topic 718. Fair value is based on the Black-Scholes option pricing model using the fair value of the underlying shares at the measurement date. For additional discussion of the valuation assumptions used in determining stock-based compensation and the grant date fair value for stock options, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies—Share-Based Compensation” and Note 2—“Significant Accounting Policies” and Note 10—“Equity (Capital Deficiency)” of the Notes to the Consolidated Financial Statements for the Six Months Ended June 30, 2012 included herein.

(3)	Both Mr. Paz and Dr. Holzer are directors but do not receive any additional compensation for their services as directors.

(4)	Mr. Paz’s other compensation consisted of $57,612 in consulting salary and $72,297 in benefits in 2009, $78,491 in consulting salary and $51,472 in benefits in 2010 and $122,970 in consulting salary and $66,273 in benefits in 2011 and consisted solely of benefits in 2012. In each of 2009, 2010, 2011 and 2012, Mr. Paz’s benefits included our contributions to his severance, pension, vocational studies and disability funds, an annual recreation payment, a company car and cell phone, and a daily food allowance. In 2012, the car-related benefits for Mr. Paz were valued at $12,549.

(5)	Mr. Shore’s other compensation consisted solely of benefits in 2010 and 2012 and consisted of a warrant award valued at $5,266 and $35,280 in benefits in 2011. In each of 2010, 2011 and 2012, Mr. Shore’s benefits included our contributions to his severance, pension, vocational studies and disability funds, an annual recreation payment, a company car and cell phone, and a daily food allowance.

(6)	Mr. Shore’s total compensation in 2010 represented amounts paid beginning on November 24, 2010, the date of the commencement of Mr. Shore’s employment with us.

(7)	On June 1, 2011, Mr. Bar was awarded options to acquire up to 200,000 shares of common stock at an exercise price of $2.75 per share as a bonus payment for his contributions to our company in 2010. The options had a fair market value of $268,381. In August 2011, we cancelled the option to purchase 200,000 shares of common stock that were awarded to Mr. Bar in June 2011 and reissued an option to purchase 200,000 shares of common stock at an exercise price of $1.93 because our board of directors determined that the $2.75 exercise price was too far out of the money to achieve the compensatory and incentive purposes of the options. The new options had a fair market value of $185,175.

(8)	Mr. Bar’s other compensation in 2009, 2010, 2011 and 2012 consisted solely of benefits, including our contributions to his severance, pension, vocational studies and disability funds, an annual recreation payment, a company car and cell phone, and a daily food allowance.

(9)	Dr. Holzer’s other compensation consisted of $55,040 in consulting salary and $54,014 in benefits in 2009, $74,791 in consulting salary and $45,604 in benefits in 2010, $122,970 in consulting salary and $64,640 in benefits in 2011 and $14,474 in consulting salary and $35,163 in benefits in 2012. In each of 2009, 2010, 2011 and 2012, Dr. Holzer’s benefits included our contributions to his severance, pension, vocational studies and disability funds, an annual recreation payment, a company car and cell phone, and a daily food allowance.

(10)	Ms. Paz’s other compensation consisted of $59,197 in consulting salary in 2009, $77,603 in consulting salary in 2010, $112,136 in consulting salary and $30,473 in benefits in 2011 and $60,000 in consulting salary and $23,569 in benefits in 2012. In each of 2011 and 2012, Ms. Paz’s benefits included our contributions to her severance, pension, vocational studies and disability funds, an annual recreation payment, a company car and cell phone, and a daily food allowance.

2012 Grants of Plan-Based Awards

The following table sets forth information regarding grants of plan-based awards to our named executive officers in the six months ended June 30, 2012:

Name	Grant Date	Option Awards: Number of Securities Underlying (#)		Exercise or Base Price of Option Awards Options ($/Sh)	Grant Date Fair Value of Option Awards ($)
Ofir Paz Chief Executive Officer	-	-		-	-
Craig Shore Chief Financial Officer, Secretary and Treasurer	5/25/2012	300,000	(1)	0.80	139,499
Eli Bar (2) Senior Vice President, Research and Development and Chief Technical Officer of InspireMD Ltd.	-	-		-	-
Asher Holzer, Ph.D. Former President	-	-		-	-
Sara Paz Vice President of Sales of InspireMD Ltd.	-	-		-	-

(1)	On May 25, 2012, Mr. Shore was granted options to acquire up to 300,000 shares of our common stock at an exercise price of $0.80 per share. The options vest on an annual basis over three years. The options had a fair market value of $139,499 as of May 25, 2012. The award was given in recognition of Mr. Shore’s past contributions, to increase Mr. Shore’s equity stake in us in order to further align Mr. Shore’s objectives with those of our stockholders and allow him to share in our future financial growth and to compensate for Mr. Shore’s relatively low salary for his position.

Outstanding Equity Awards at End of Transition Period

The following table shows information concerning unexercised options outstanding as of June 30, 2012 for each of our named executive officers.   There are no outstanding stock awards with our named executive officers.

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date
Ofir Paz	-	-		-	-

Craig Shore	121,741	243,482	(1)	1.23	2/27/2021
	-	300,000	(2)	0.80	5/25/2022

Eli Bar	243,481	-		0.001	10/28/2016
	365,224	-		0.001	12/29/2016
	405,804	202,903	(3)	0.001	7/22/2020
	54,107	27,054	(3)	1.23	7/28/2020
	66,667	133,333	(4)	1.93	5/23/2016

Asher Holzer, Ph.D.	-	-		-	-

Sara Paz	121,742	243,483	(5)	1.50	6/1/2016

(1)	These options were granted in February 2011 and vest annually, with 1/3 vesting on November 23, 2011, November 23, 2012 and November 23, 2013.

(2)	These options were granted on May 25, 2012 and vest annually, with 1/3 vesting on May 25, 2013, May 25, 2014 and May 25, 2015.

(3)	These options were granted in July 2010 and vest quarterly over three years, commencing with the quarter in which they were granted.

(4)	These options were granted in August 2011 and vest annually, with 1/3 vesting on May 23, 2012, May 23, 2013 and May 23, 2014.

(5)	These options were granted in June 2011 and vest annually, with 1/3 vesting on April 8, 2012, April 8, 2013 and April 8, 2014.

Option Exercises and Stock Vested

There were no stock options exercised by our named executive officers during the six months ended June 30, 2012.

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

The InspireMD, Inc. 2011 UMBRELLA Option Plan currently consists of three components, the primary plan document that governs all awards granted under the InspireMD, Inc. 2011 UMBRELLA Option Plan, and two appendices: (i) Appendix A, designated for the purpose of grants of stock options and restricted stock awards to Israeli employees, consultants, officers and other service providers and other non-U.S. employees, consultants, and service providers, and (ii) Appendix B, which is the 2011 U.S. Equity Incentive Plan, designated for the purpose of grants of stock options and restricted stock awards to U.S. employees, consultants, and service providers who are subject to the U.S. income tax.

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

Chief Executive Officer.  Pursuant to Mr. Paz’s consultancy agreement, we possess the right to terminate his employment without “cause” (as such term is defined in the agreement) upon at least 180 days prior notice to Mr. Paz. During such notice period, we will continue to compensate Mr. Paz according to his agreement and Mr. Paz will be obligated to continue to discharge and perform all of his duties and obligations under the agreement, and to cooperate with us and use his best efforts to assist with the integration of any persons that we have delegated to assume Mr. Paz’s responsibilities.  We believe that this arrangement will assist us in achieving a successful transition upon Mr. Paz’s departure.  Mr. Paz is entitled to terminate his employment with us in the event that we do not fulfill our undertakings under our agreement, upon at least 30 days prior notice to us, during which time we may cure the breach.  During such notice period, we will continue to compensate Mr. Paz according to his agreement and Mr. Paz will be obligated to continue to discharge and perform all of his duties and obligations under the agreement.

If Mr. Paz’s employment is terminated for any reason other than for cause, as a senior executive under Israeli law, he will also be entitled to severance payments equal to the total amount that has been contributed to and accumulated in his severance payment fund. The total amount accumulated in his severance payment fund as of June 30, 2012 was $86,408, as adjusted for conversion from New Israeli Shekels to U.S. Dollars.

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

If we terminate Mr. Shore’s employment without cause, Mr. Shore will be entitled, under Israeli law, to severance payments equal to his last month’s salary multiplied by the number of years Mr. Shore has been employed with us.  In order to finance this obligation, we make monthly contributions equal to 8.33% of Mr. Shore’s salary to a severance payment fund.  The total amount accumulated in Mr. Shore’s severance payment fund as of June 30, 2012 was $14,165 as adjusted for the conversion from New Israeli Shekels to U.S. Dollars.  However, if Mr. Shore’s employment is terminated without cause, on account of a disability or upon his death, as of June 30, 2012, Mr. Shore would have been entitled to receive $15,498 in severance under Israeli law, thereby requiring us to pay Mr. Shore $1,333, in addition to releasing the $14,165 in Mr. Shore’s severance payment fund.  On the other hand, pursuant to his employment agreement, Mr. Shore is entitled to the total amount contributed to and accumulated in his severance payment fund in the event of the termination of his employment as a result of his voluntary resignation.  In addition, Mr. Shore would be entitled to receive his full severance payment under Israeli law, including the total amount contributed to and accumulated in his severance payment fund, if he retires from our company at or after age 67.

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

If Mr. Bar’s employment is terminated without cause, Mr. Bar will also be entitled under Israeli law to severance payments equal to his last month’s salary multiplied by the number of years Mr. Bar has been employed with us.  In order to finance this obligation, we make monthly contributions equal to 8.33% of Mr. Bar’s salary each month to a severance payment fund.  The total amount accumulated in his severance payment fund as of June 30, 2012 was $63,450, as adjusted for conversion from New Israeli Shekels to U.S. Dollars.  However, if Mr. Bar’s employment was terminated without cause, on account of a disability or upon his death, as of June 30, 2012, Mr. Bar would be entitled to receive $68,397 in severance under Israeli law, thereby requiring us to pay Mr. Bar $4,947, in addition to releasing the $63,450 in his severance payment fund.  In addition, Mr. Bar would be entitled to receive his full severance payment under Israeli law, including the total amount contributed to and accumulated in his severance payment fund, if he retires from our company at or after age 67.

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

Former President. Pursuant to Dr. Holzer’s consultancy agreement with us dated June 1, 2012, both Dr. Holzer and we possess the right to terminate the consultancy agreement for any reason or for no reason upon at least 15 days prior notice to other party. During such notice period, we will continue to compensate Dr. Holzer his consulting fees according to his agreement and Dr. Holzer will be obligated to continue to discharge and perform all of his duties and obligations under the agreement. In the event we terminate the consulting agreement without “cause” (as such term is defined in the agreement), we shall pay Dr. Holzer his consulting fees for the entire term of the consulting agreement, which terminates November 30, 2012. Upon termination of the consulting agreement, we believe that we will have no further obligation to compensate Dr. Holzer and Dr. Holzer will not be entitled to any additional compensation, other than as set forth above.

Former Vice President of Sales of InspireMD Ltd. Subject to certain conditions, either party to our consultancy agreement with Ms. Paz may terminate the agreement without “cause” (as such term is defined in her consultancy agreement) upon at least 30 days prior written notice to the other party.  During such notice period, we will continue to compensate Ms. Paz according to her consultancy agreement and Ms. Paz will be obligated to continue to discharge and perform all of her duties and obligations under her consultancy agreement, and to cooperate with us and use her best efforts to assist with the integration of any persons that we have delegated to assume Ms. Paz’s responsibilities.  We believe that our severance arrangement with Ms. Paz will assist us in achieving a successful transition upon Ms. Paz’s departure.  Ms. Paz is entitled to terminate her employment with us in the event that we do not fulfill our undertakings under our agreement, upon at least 30 days prior notice to us, during which time we may cure the breach.  During such notice period, we will continue to compensate Ms. Paz according to her agreement and Ms. Paz will be obligated to continue to discharge and perform all of his duties and obligations under the agreement.

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

The following table shows, as of June 30, 2012, potential payments to our named executive officers for various scenarios involving a resignation, termination, change of control, retirement, death or disability, using, where applicable, the closing price of our common stock of $1.06 (as reported on the OTC Bulletin Board as of June 29, 2012).  Compensation amounts to be paid in non-U.S. currency have been converted into U.S. dollars using 3.923 NIS per dollar, which was the exchange rate as of June 30, 2012.

Type of Event	Voluntary Resignation Upon Breach By Us		Voluntary Resignation		Termination for Cause		Termination Not for Cause		Death		Disability		Termination Not for Cause in Connection with a Change of Control		Change of Control (No Termination)
Ofir Paz
Employment agreement payments	$19,873	(1)	$19,873	(1)	—		$119,238	(2)	—		—		$119,238	(2)	—
Severance payments(3)	$86,408		$86,408		—		$86,408		$86,408		$86,408		$86,408		—
Accrued vacation payments(4)	$61,527		$61,527		$61,527		$61,527		$61,527		$61,527		$61,527		—
Value of accelerated options	—		—		—		—		—		—		—		—
Craig Shore
Employment agreement payments	$12,369	(5)	$12,369	(5)	—		$12,369	(5)	—		—		$74,215	(2)	—
Severance payments	$14,165	(6)	$14,165	(6)	—		$15,498	(7)	$15,498	(7)	$15,498	(7)	$15,498	(7)	—
Accrued vacation payments(4)	$12,242		$12,242		$12,242		$12,242		$12,242		$12,242		$12,242		—
Value of accelerated options	—				—		—		—		—		$78,000	(8)	$78,000	(9)
Eli Bar
Employment agreement payments	$24,942	(10)	$24,942	(10)	—		$24,942	(10)	—		—		$24,942	(10)	—
Severance payments	—		—		—		$68,397	(7)	$68,397	(7)	$68,397	(7)	$68,397	(7)	—
Accrued vacation payments(4)	$40,591		$40,591		$40,591		$40,591		$40,591		$40,591		$40,591		—
Value of accelerated options	—				—		—		—		—		$214,874	(11)	$214,874	(11)
Asher Holzer
Employment agreement payments	$10,169	(12)	$10,169	(12)	$10,169	(12)	$101,685	(13)	—		—		$101,685	(13)	—
Severance payments(3)	—		—		—		—		—		—		—		—
Accrued vacation payments(4)	—		—		—		—		—		—		—		—
Value of accelerated options	—		—		—		—		—		—		—
Sara Paz
Consultancy agreement payments	$13,491	(5)	$13,491	(5)	$—		$13,491	(5)	—		—		$13,491	(5)	—
Severance payments	—		—		—		—		—		—		—		—
Accrued vacation payments	—		—		—		—		—		—		—		—
Value of accelerated options	—		—		—		—		—		—		—		—

(1)	Represents total compensation for 30 days, during which time we will continue to compensate the officer according to his agreement and the officer will be obligated to continue to discharge and perform all of his duties and obligations under the agreement. In the event of material breach by us, we are permitted to cure our breach of the agreement during the 30 day notice period.

(2)	Represents total compensation for 180 days, during which time we will continue to compensate the officer according to his agreement and the officer will be obligated to continue to discharge and perform all of his duties and obligations under the agreement.

(3)	Represents the total amount that has been contributed to and accumulated in his severance payment fund.

(4)	Pursuant to Israeli law, the value of a vacation day is equal to gross salary divided by 22 working days per month.

(5)	Represents total compensation for 30 days, during which time we will continue to compensate the officer according to his or her agreement and the officer will be obligated to continue to discharge and perform all of his or her duties and obligations under the agreement.

(6)	Represents the total amount that has been contributed to and accumulated in his severance payment fund, to be paid pursuant to his employment agreement.

(7)	Represents the total amount to be paid under Israeli law in the event of termination not for cause, calculated based upon the officer’s monthly salary as of June 30, 2012, multiplied by his years of employment with us.

(8)	Represents the vesting of options to purchase 300,000 shares of our common stock, multiplied by the difference between the exercise price of $0.81 and the closing price of our common stock of $1.06 (as reported on the OTC Bulletin Board as of June 30, 2012), which shall occur upon termination of Mr. Shore’s employment within one year of a change of control.

(9)	Assumes that such stock options are not assumed or substituted by the surviving company and represents the vesting of options to purchase 300,000 shares of our common stock, multiplied by the difference between the exercise price of $0.81 and the closing price of our common stock of $1.06 (as reported on the OTC Bulletin Board as of June 30, 2012).

(10)	Represents total compensation for 60 days, during which time we will continue to compensate the officer according to his agreement and the officer will be obligated to continue to discharge and perform all of his duties and obligations under the agreement.

(11)	Assumes that such stock options are not assumed or substituted by the surviving company and represents the sum of the vesting of options to purchase 202,902 shares of our common stock, multiplied by the difference between the exercise price of $0.001 and the closing price of our common stock of $1.06 (as reported on the OTC Bulletin Board as of June 30, 2012).

(12)	Represents total compensation for 15 days, during which time we will continue to compensate the officer according to his agreement and the officer will be obligated to continue to discharge and perform all of his duties and obligations under the agreement.

(13)	Represents total compensation for the remainder of the term of Dr. Holzer’s consulting agreement, which terminates November 30, 2012.

Director Compensation

The following table shows information concerning our directors other than Mr. Paz and Dr. Holzer, during the six months ended June 30, 2012.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards(1) ($)	All Other Compensation ($)	Total ($)
Sol J. Barer, Ph.D.	-		215,044		215,044
James Barry, Ph.D.			129,695		129,695
Paul Stuka	-		23,323		23,323
Eyal Weinstein	-		23,323		23,323

(1)	The amounts in this column reflect the dollar amounts recognized for financial statement reporting purposes with respect to the six months ended June 30, 2012, in accordance with FASB ASC Topic 718. Fair value is based on the Black-Scholes option pricing model using the fair value of the underlying shares at the measurement date. For additional discussion of the valuation assumptions used in determining stock-based compensation and the grant date fair value for stock options, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies—Share-Based Compensation” and Note 2—“Significant Accounting Policies” and Note 10—“Equity (Capital Deficiency)” of the Notes to the Consolidated Financial Statements for the Six Months Ended June 30, 2012 included herein.

We do not currently provide cash compensation to our directors for acting as such, although we may do so in the future. We reimburse our directors for reasonable expenses incurred in connection with their service as directors.  In addition, during the six months ended June 30, 2012, we made the following option grants to the following directors.  Each grant was made under the InspireMD, Inc. 2011 UMBRELLA Option Plan, unless otherwise noted.

Name	Shares Subject to Options		Grant Date	Exercise Price	Vesting Schedule	Expiration	Fair Market Value on Grant Date
Sol J. Barer, Ph.D.	50,000	(1)	June 18, 2012	$0.79	One-third annually in 2013, 2014 and 2015 on the anniversary of the date of grant, provided that Dr. Barer is providing services to us or our subsidiaries or affiliates on the applicable vesting date.	June 18, 2022	$23,323

James Barry, Ph.D.	100,000	(2)	January 30, 2012	$1.95	One-third annually in 2013, 2014 and 2015 on the anniversary of the date of grant, provided that if Dr. Barry is (i) not reelected as a director at our 2014 annual meeting of stockholders, or (ii) not nominated for reelection as a director at our 2014 annual meeting of stockholders, the option vests and becomes exercisable on the date of such failure to be reelected or nominated.	January 30, 2022	$106,372

	50,000	(1)	June 18, 2012	$0.79	One-third annually in 2013, 2014 and 2015 on the anniversary of the date of grant, provided that Dr. Barry is providing services to us or our subsidiaries or affiliates on the applicable vesting date.	June 18, 2022	$23,323

Paul Stuka	50,000	(1)	June 18, 2012	$0.79	One-third annually in 2013, 2014 and 2015 on the anniversary of the date of grant, provided that Mr. Stuka is providing services to us or our subsidiaries or affiliates on the applicable vesting date.	June 18, 2022	$23,323

Eyal Weinstein	50,000	(1)	June 18, 2012	$0.79	One-third annually in 2013, 2014 and 2015 on the anniversary of the date of grant, provided that Mr. Weinstein is providing services to us or our subsidiaries or affiliates on the applicable vesting date.	June 18, 2022	$23,323

(1) This option was granted as the director’s 2012 annual director compensation.

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

Compensation Committee Interlocks and Insider Participation

During the transition period ended June 30, 2012, Messrs. Stuka and Weinstein and Dr. Barer served on our compensation committee.  None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis with the members of our management and, based on such review and discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Transition Report on Form 10-K/T.

COMPENSATION COMMITTEE
Eyal Weinstein, Chairman
Paul Stuka
Sol J. Barer, Ph.D.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of September 1, 2012 by:

•	each person known by us to beneficially own more than 5.0% of our common stock;

•	each of our directors;

•	each of the named executive officers; and

•	all of our directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o InspireMD, Inc., 4 Menorat Hamaor St., Tel Aviv, Israel 67448. As of September 1, 2012, we had 68,281,911 shares outstanding.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percentage Beneficially Owned(1)
5% Owners
Yuli Ofer (2)	4,518,301		6.6%
Genesis Capital Advisors LLC(3)	8,395,374	(4)	11.0%
Ayer Capital Management, LP(5)	5,237,705	(6)	7.3%
Officers and Directors
Ofir Paz	10,415,927	(7)	15.2%
Asher Holzer, Ph.D.	10,300,437	(8)	15.1%
Eli Bar	1,126,105	(9)	1.6%
Craig Shore	121,741	(10)	*
Sara Paz	10,415,927	(7)	15.2%
Sol J. Barer, Ph.D. (11)	4,625,000	(12)	6.8%
James Barry, Ph.D. (13)	0		-
Paul Stuka (14)	2,033,333	(15)	2.9%
Eyal Weinstein (16)	8,333	(17)	*
All directors and executive officers as a group (9 persons)	28,622,544		40.2%

*	Represents ownership of less than one percent.

(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of September 1, 2012. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)	Mr. Ofer’s address is 36 Hamesila Street, Herzeliya, Israel.

(3)	Genesis Capital Advisors LLC’s address is 1212 Avenue of the Americas, 19th Floor, New York, New York 10036.

(4)	Comprised of (i) 395,137 shares of common stock issuable upon the exercise of a warrant held by HUG Funding LLC, (ii) 826,475 shares of common stock issuable upon the conversion of a convertible debenture held by HUG Funding LLC, (iii) 1,276,596 shares of common stock issuable upon the exercise of a warrant held by Genesis Opportunity Fund L.P., (iv) 2,670,149 shares of common stock issuable upon the conversion of a convertible debenture held by Genesis Opportunity Fund L.P., (v) 1,510,518 shares of common stock issuable upon the exercise of warrants held by Genesis Asset Opportunity Fund L.P., (vi) 1,271,500 shares of common stock issuable upon the conversion of a convertible debenture held by Genesis Asset Opportunity Fund L.P., (vii) 100,000 shares of common stock held directly by Genesis Asset Opportunity Fund L.P. and (viii) 345,000 shares of common stock held directly by Genesis Life Science Fund LP. Genesis Capital Advisors LLC is the investment adviser to Genesis Opportunity Fund L.P., Genesis Asset Opportunity Fund L.P. and Genesis Life Science Fund LP, and, as such, may be deemed to beneficially own securities owned by each of Genesis Opportunity Fund L.P., Genesis Asset Opportunity Fund L.P. and Genesis Life Science Fund LP. Each of Genesis Capital Advisors LLC and HUG Funding LLC are controlled by Daniel Saks, Ethan Benovitz and Jaime Hartman, and, as such, Genesis Capital Advisors LLC may be deemed to beneficially own securities held by HUG Funding LLC. In addition, each of Daniel Saks, Ethan Benovitz and Jaime Hartman have shared voting and dispositive power over the securities held by HUG Funding LLC, Genesis Opportunity Fund L.P., Genesis Asset Opportunity Fund L.P. and Genesis Life Science Fund LP. Each of the convertible debentures and warrants held by HUG Funding LLC, Genesis Opportunity Fund L.P. and Genesis Asset Opportunity Fund L.P. have contractual provisions limiting conversion and exercise to the extent such conversion or exercise would cause the holder, together with its affiliates or members of a “group”, to beneficially own a number of shares of common stock that would exceed 4.99% or 9.99% of our then outstanding shares of common stock following such conversion or exercise. The shares and percentage ownership of our outstanding shares indicated in the table above as beneficially owned by Genesis Capital Advisors LLC do not give effect to these limitations.

(5)	Ayer Capital Management, LP’s address is 230 California Street, Suite 600, San Francisco, CA 94111.

(6)	Comprised of (i) 989,818 shares of common stock issuable upon the exercise of a warrant held by Ayer Capital Partners Master Fund, L.P., (ii) 2,070,319 shares of common stock issuable upon the conversion of a convertible debenture held by Ayer Capital Partners Master Fund, L.P., (iii) 19,605 shares of common stock issuable upon the exercise of a warrant held by Ayer Capital Partners Kestrel Fund, LP, (iv) 41,006 shares of common stock issuable upon the conversion of a convertible debenture held by Ayer Capital Partners Kestrel Fund, LP, (v) 54,407 shares of common stock issuable upon the exercise of warrants held by Epworth-Ayer Capital, (vi) 113,800 shares of common stock issuable upon the conversion of a convertible debenture held by Epworth-Ayer Capital, (vii) 1,819,253 shares of common stock held directly by Ayer Capital Partners Master Fund, L.P., (viii) 33,536 shares of common stock held directly by Ayer Capital Partners Kestrel Fund, LP, and (ix) 95,962 shares of common stock held directly by Epworth-Ayer Capital. The investment advisor for each of Ayer Capital Partners Master Fund, L.P., Ayer Capital Partners Kestrel Fund, LP and Epworth-Ayer Capital is Ayer Capital Management, LP, of which Jay Venkatesan serves as managing member. Jay Venkatesan may therefore be deemed to beneficially own the shares of common stock held by the Funds, as he holds or shares voting and dispositive power over such shares. Each of the convertible debentures and warrants held by Ayer Capital Partners Master Fund, L.P., Ayer Capital Partners Kestrel Fund, LP and Epworth-Ayer Capital have contractual provisions limiting conversion and exercise to the extent such conversion or exercise would cause the holder, together with its affiliates or members of a “group”, to beneficially own a number of shares of common stock that would exceed 4.99% or 9.99% of our then outstanding shares of common stock following such conversion or exercise. The shares and percentage ownership of our outstanding shares indicated in the table above as beneficially owned by Ayer Capital Management, LP do not give effect to these limitations.

(7)	This amount includes options to purchase 121,742 shares of common stock that are held by Sara Paz, Ofir Paz’s wife, that are currently exercisable within 60 days of September 1, 2012. This amount does not include 372,528 shares of common stock that Mr. Paz presently holds as trustee for a family trust. Mr. Paz does not have either voting power or dispositive power over these shares and disclaims all beneficial ownership therein. Ofir Paz and Sara Paz, as husband and wife, share voting and investment power with respect to all shares reported by Mr. Paz or Ms. Paz. On March 27, 2012, Ms. Paz ceased to be an executive officer.

(8)	This amount does not include 58,923 shares of common stock that Dr. Holzer presently holds as trustee for a family trust. Dr. Holzer does not have either voting power or dispositive power over these shares and disclaims all beneficial ownership therein.

(9)	Represents options that are currently exercisable or exercisable within 60 days of September 1, 2012.

(10)	Represents options that are currently exercisable or exercisable within 60 days of September 1, 2012.

(11)	Dr. Barer’s address is c/o InspireMD, Inc., 4 Menorat Hamaor St., Tel Aviv, Israel 67448.

(12)	Comprised of (i) 3,900,000 shares of common stock and (ii) options to purchase 725,000 shares of common stock that are currently exercisable or exercisable within 60 days of September 1, 2012.

(13)	Dr. Barry’s address is c/o InspireMD, Inc., 4 Menorat Hamaor St., Tel Aviv, Israel 67448.

(14)	Mr. Stuka’s address is c/o Osiris Partners, LLC, 1 Liberty Square, 5th Floor, Boston, MA 02109.

(15)	Mr. Stuka is the principal and managing member of Osiris Investment Partners, L.P., and, as such, has beneficial ownership of the (i) 1,333,333 shares of common stock and (ii) currently exercisable warrants to purchase 666,667 shares of common stock held by Osiris Investment Partners, L.P. In addition, Mr. Stuka individually holds an option to purchase 33,333 shares of common stock that is currently exercisable or exercisable within 60 days of September 1, 2012.

(16)	Mr. Weinstein’s address is c/o Leorlex Ltd., P.O. Box 15067 Matam, Haifa, Israel 3190.

(17)	Represents options that are currently exercisable or exercisable within 60 days of September 1, 2012.

Equity Compensation Plan Information

Equity Compensation Plan Information

The following table provides certain information as of June 30, 2012 with respect to our equity compensation plans under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	9,668,133		$0.80	5,331,867
Equity compensation plans not approved by security holders	3,858,583	(1)	$1.59	0
Total	13,526,716		$1.03	5,331,867

(1) Comprised of awards made to individuals outside the InspireMD, Inc. 2011 UMBRELLA Option Plan, as described below:

•	Options issued to certain providers of finder services: from May 2005 through December 2010, we issued options to purchase an aggregate of 299,394 shares of common stock to five different finders who assisted in raising funds for us. The exercise price of these options range from par value to $1.23. All such options are fully vested. These options expire between April 2012 through June 2016.

•	Options issued to a consultant: in May 2006, we issued options to purchase 334,545 shares of common stock to a consultant. The exercise price of these options was $0.19. We believe these options have expired, but they are included above because such expiration is currently under legal dispute.

•	Options issued to former directors: in August 2011, we issued options to purchase an aggregate of 324,644 shares of common stock to David Ivry and Fellice Pelled. Both Mr. Ivry and Mr. Peled resigned as directors of InspireMD Ltd. on March 31, 2011. Pursuant to the terms of the directors’ vested options, the vested options expired thirty days after the directors’ resignations. However, in connection with their resignation, we granted Mr. Ivry and Mr. Pelled each replacement options to purchase 162,322 shares of common stock. The exercise price of these options is $1.23 and they expire on December 31, 2014.

•	Options issued to current director: in November 2011, we issued options to purchase an aggregate of 2,900,000 shares of common stock to Sol J. Barer, Ph.D., the chairman of our board of directors. For a description of these options, please see “Item 11. Executive Compensation—Director Compensation.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

In accordance with our audit committee charter, the audit committee is required to approve all related party transactions.  In general, the audit committee will review any proposed transaction that has been identified as a related party transaction under Item 404 of Regulation S-K, which means a transaction, arrangement or relationship in which we and any related party are participants in which the amount involved exceeds $120,000. A related party includes (i) a director, director nominee or executive officer of us, (ii) a security holder known to be an owner of more than 5% of our voting securities, (iii) an immediate family member of the foregoing or (iv) a corporation or other entity in which any of the foregoing persons is an executive, principal or similar control person or in which such person has a 5% or greater beneficial ownership interest.

On June 1, 2012, we entered into a consulting agreement with Asher Holzer, Ph.D., our director and former president, which terminates on November 30, 2012, pursuant to which Dr. Holzer will provide us with consulting services in exchange for monthly payments of $20,337.

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

Item 14.  Principal Accountant Fees and Services.

The fees billed for professional services provided to us by Kesselman & Kesselman, Certified Public Accountants, a member of PricewaterhouseCoopers International Limited, for the six months ended June 30, 2012 and the fiscal year ended December 31, 2011 and 2010 are described below.

Audit Fees

Kesselman & Kesselman billed us audit fees in the aggregate amount of $155,000 for the six months ended June 30, 2012, $205,000 for the year ended December 31, 2011 and $132,000 for the year ended December 31, 2010. These fees relate to the audit of our annual financial statements, the review of our interim quarterly financial statements and, in 2011 and 2012, Sarbanes-Oxley Act compliance work.

Audit-Related Fees

Kesselman & Kesselman billed us audit-related fees in the aggregate amount of $20,000 for the six months ended June 30, 2012 and $106,300 for the year ended December 31, 2011. The fees in 2011 related to our registration statement on Form S-1 initially filed with the Securities and Exchange Commission on June 16, 2011, amendments thereto and documentation of processes and controls related to Sarbanes-Oxley Act compliance. The fees in 2012 related to our registration statement on Form S-1 initially filed with the Securities and Exchange Commission on June 16, 2011 and amendments thereto. Kesselman & Kesselman did not bill us for any audit-related fees for the year ended December 31, 2010.

Tax Fees

Kesselman & Kesselman billed us tax fees in the aggregate amount of $44,000 for the six months ended June 30, 2012, $26,000 for the year ended December 31, 2011 and $29,000 for the year ended December 31, 2010. These fees relate to professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Kesselman & Kesselman billed us other fees in the aggregate amount of $0 for the six months ended June 30, 2012, $0 for the year ended December 31, 2011 and $31,675 for the year ended December 31, 2010. These fees relate to review of unaudited pro forma financial statements and to due diligence in connection with the share exchange transactions.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

Documents filed as part of report:

1.  Financial Statements

The following financial statements are included herein:

•	Report of Kesselman & Kesselman, Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011 and 2010

•	Consolidated Statements of Operations for the Six Months Ended June 30, 2012 and the Years Ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Changes in Equity (Capital Deficiency) for the Six Months Ended June 30, 2012 and the Years Ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and the Years Ended December 31, 2011, 2010 and 2009

•	Notes to Consolidated Financial Statements

2.  Financial Statement Schedules

None

3.  Exhibits

See Index to Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIREMD, INC.

Date: September 11, 2012	By:	/s/ Ofir Paz
Ofir Paz
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ofir Paz	Chief Executive Officer and Director	September 11, 2012
Ofir Paz	(principal executive officer)

/s/ Craig Shore	Chief Financial Officer, Secretary and Treasurer	September 11, 2012
Craig Shore	(principal financial and accounting officer)

/s/ Sol J. Barer	Chairman of the Board of Directors	September 11, 2012
Sol J. Barer

/s/ Asher Holzer	Director	September 11, 2012
Asher Holzer

/s/ James Barry	Director	September 11, 2012
James Barry

/s/ Paul Stuka	Director	September 11, 2012
Paul Stuka

/s/ Eyal Weinstein	Director	September 11, 2012
Eyal Weinstein

Index to Exhibits

Exhibit No.	Description
2.1	Share Exchange Agreement, dated as of December 29, 2010, by and among InspireMD Ltd., Saguaro Resources, Inc., and the Shareholders of InspireMD Ltd. that are signatory thereto (incorporated by reference to Exhibit 10.1 to Saguaro Resources, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2011)

2.2	Amendment to Share Exchange Agreement, dated February 24, 2011 (incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

2.3	Second Amendment to Share Exchange Agreement, dated March 25, 2011 (incorporated by reference to Exhibit 2.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011)

10.1+	Amended and Restated 2011 Umbrella Option Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2011)

10.2+	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.3	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated as of March 31, 2011 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.4	Stock Purchase Agreement, by and between InspireMD, Inc. and Lynn Briggs, dated as of March 31, 2011 (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.5	Securities Purchase Agreement, dated as of March 31, 2011, by and among InspireMD, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.6	Form of $1.80 Warrant (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.7	Form of $1.23 Warrant (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.8	$1,250,000 Convertible Debenture, dated July 20, 2010, by and between InspireMD Ltd. and Genesis Asset Opportunity Fund, L.P. (incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.9	Unprotected Leasing Agreement, dated February 22, 2007, by and between Block 7093 Parcel 162 Company Ltd. Private Company 510583156 and InspireMD Ltd. (incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.10	Securities Purchase Agreement, dated as of July 22, 2010, by and among InspireMD Ltd. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.11	Manufacturing Agreement, by and between InspireMD Ltd. and QualiMed Innovative Medizinprodukte GmbH, dated as of September 11, 2007 (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.12	Development Agreement, by and between InspireMD Ltd. and QualiMed Innovative Medizinprodukte GmbH, dated as of January 15, 2007 (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.13	License Agreement, by and between Svelte Medical Systems, Inc. and InspireMD Ltd., dated as of March 19, 2010 (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.14+	Agreement, by and between InspireMD Ltd. and Ofir Paz, dated as of April 1, 2005 (incorporated by reference to Exhibit 10.14 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.15+	Amendment to the Employment Agreement, by and between InspireMD Ltd. and Ofir Paz, dated as of October 1, 2008 (incorporated by reference to Exhibit 10.15 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.16+	Second Amendment to the Employment Agreement, by and between InspireMD Ltd. and Ofir Paz, dated as of March 28, 2011 (incorporated by reference to Exhibit 10.16 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.17+	Personal Employment Agreement, by and between InspireMD Ltd. and Asher Holzer, Ph.D., dated as of April 1, 2005 (incorporated by reference to Exhibit 10.17 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.18+	Amendment to the Employment Agreement, by and between InspireMD Ltd. and Asher Holzer, Ph.D., dated as of March 28, 2011 (incorporated by reference to Exhibit 10.18 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.19+	Personal Employment Agreement, by and between InspireMD Ltd. and Eli Bar, dated as of June 26, 2005 (incorporated by reference to Exhibit 10.19 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.20+	Employment Agreement, by and between InspireMD Ltd. and Bary Oren, dated as of August 25, 2009 (incorporated by reference to Exhibit 10.20 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.21+	Employment Agreement, by and between InspireMD Ltd. and Craig Shore, dated as of November 28, 2010 (incorporated by reference to Exhibit 10.21 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.22+	Form of Indemnity Agreement between InspireMD, Inc. and each of the directors and executive officers thereof (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.23	Agreement with Bank Mizrahi Tefahot LTD. for a loan to InspireMD Ltd. in the original principal amount of $750,000 (incorporated by reference to Exhibit 10.23 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.24	Securities Purchase Agreement, dated as of April 18, 2011, by and among InspireMD, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2011)

10.25	Form of Warrant (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2011)

10.26	Agreement by and between InspireMD Ltd. and MeKo Laser Material Processing, dated as of April 15, 2010 (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.27	Agreement by and between InspireMD Ltd. and Natec Medical Ltd, dated as of September 23, 2009 (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.28	Exclusive Distribution Agreement by and between InspireMD Ltd. and Hand-Prod Sp. Z o.o, dated as of December 10, 2007 (incorporated by reference to Exhibit 10.28 to Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 12, 2011)

10.29	Factoring Agreement by and between InspireMD Ltd. and Bank Mizrahi Tefahot Ltd., dated as of February 22, 2011 (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.30+	$1.50 Nonqualified Stock Option Agreement, dated as of July 11, 2011, by and between InspireMD, Inc. and Sol J. Barer, Ph.D. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2011)

10.31+	Consultancy Agreement, dated as of April 1, 2011, by and between InspireMD Ltd. and Ofir Paz (incorporated by reference to Exhibit 10.34 to Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 21, 2011)

10.32+	Consultancy Agreement, dated as of April 29, 2011, by and between InspireMD Ltd. and Asher Holzer, Ph.D. (incorporated by reference to Exhibit 10.35 to Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 21, 2011)

10.33	Exclusive Distribution Agreement by and between InspireMD GmbH. and IZASA Distribuciones Tecnicas SA, dated as of May 20, 2009 (incorporated by reference to Exhibit 10.36 to Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 12, 2011)

10.34	Amendment to the Distribution Agreement by and between InspireMD GmbH. and IZASA Distribuciones Tecnicas SA, dated as of February 2011 (incorporated by reference to Exhibit 10.37 to Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 12, 2011)

10.35	Exclusive Distribution Agreement by and between InspireMD Ltd. and Tzamal-Jacobsohn Ltd., dated as of December 24, 2008 (incorporated by reference to Exhibit 10.38 to Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 12, 2011)

10.36	Exclusive Distribution Agreement by and between InspireMD Ltd. and Kirloskar Technologies (P) Ltd., dated as of May 13, 2010 (incorporated by reference to Exhibit 10.39 to Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 12, 2011)

10.37+	Consultancy Agreement by and between InspireMD Ltd. and Sara Paz, dated as of May 6, 2008 (incorporated by reference to Exhibit 10.40 to Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 12, 2011)

10.38+	Consultancy Agreement by and between InspireMD Ltd. and Sara Paz Management and Marketing Ltd., dated as of September 1, 2011 (incorporated by reference to Exhibit 10.41 to Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 12, 2011)

10.39	Clinical Trial Services Agreement, dated as of October 4, 2011, by and between InspireMD Ltd. and Harvard Clinical Research Institute, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2011)

10.40	Letter Agreement by and between InspireMD Ltd. and Tzamal-Jacobsohn Ltd., dated as of May 9, 2011 (incorporated by reference to Exhibit 10.43 to Amendment No. 4 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 1, 2011)

10.41+	Stock Award Agreement, dated as of November 16, 2011, by and between InspireMD, Inc. and Sol J. Barer, Ph.D. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2011)

10.42+	Nonqualified Stock Option Agreement, dated as of November 16, 2011, by and between InspireMD, Inc. and Sol J. Barer, Ph.D. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2011)

10.43	Amendment No. 1 to Securities Purchase Agreement, dated as of June 21, 2011, by and among InspireMD, Inc. and the purchasers that are signatory thereto (incorporated by reference to Exhibit 10.43 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2012)

10.44	Amendment No. 2 to Securities Purchase Agreement, dated as of November 14, 2011, by and among InspireMD, Inc. and the purchasers that are signatory thereto (incorporated by reference to Exhibit 10.44 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2012)

10.45	Consultancy Agreement, dated March 27, 2012, by and between InspireMD Ltd. and Robert Ratini (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2012)

10.46	Securities Purchase Agreement, dated April 5, 2012, by and between InspireMD, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2012)

10.47	Form of Senior Secured Convertible Note issued April 5, 2012 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2012)

10.48	Form of April 2012 $1.80 Warrant (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2012)

10.49	Registration Rights Agreement, dated April 5, 2012, by and between InspireMD, Inc. and the purchasers set forth therein (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2012)

10.50	Security Agreement, dated April 5, 2012, by and between InspireMD, Inc., InspireMD Ltd., Inspire MD GmbH and certain purchasers set forth therein (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2012)

10.51	Intellectual Property Security Agreement, dated April 5, 2012, by and between InspireMD, Inc., InspireMD Ltd., Inspire MD GmbH and certain purchasers set forth therein (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2012)

10.52	Deposit Account Control Agreement, dated April 5, 2012, among InspireMD, Inc., Bank Leumi USA and certain purchasers set forth therein (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2012)

10.53	Subsidiary Guarantee, dated April 5, 2012, by InspireMD Ltd. and Inspire MD GmbH, in favor of certain purchasers set forth therein (incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2012)

10.54	Fixed and Floating Charge Debenture, dated April 5, 2012, by and between InspireMD Ltd. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2012)

10.55	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2012)

10.56	Consulting Agreement, dated as of June 1, 2012, by and between InspireMD, Inc. and Asher Holzer, Ph.D.(incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2012)

10.57	Separation Agreement and Release, made as of June 1, 2012, by and between InspireMD Ltd., OSH-IL, the Israeli Society of Occupational Health and Safety Ltd., Company No. 513308247 and Asher Holzer, Ph.D.(incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2012)

10.58*	Mutual Waiver and Release, dated as of July 22, 2012, by and between InspireMD Ltd. and Hand-Prod Sp. Z o.o.

10.59*	Exclusive Distribution Agreement, dated as of August 1, 2007, by and between InspireMD Ltd. and Kardia Srl.

10.60*	Addendum to the Distribution Agreement, dated as of January 18, 2011, by and between InspireMD Ltd. and Kardia Srl.

10.61*	Exclusive Distribution Agreement, dated as of May 13, 2010, by and between InspireMD Ltd. and Euromed Deutschland GmbH.

10.62*	Exclusive Distribution Agreement, dated as of May 26, 2011, by and between InspireMD Ltd. and Bosti Trading Ltd.

10.63*	Addendum to the Distribution Agreement, dated as of August 29, 2011, by and between InspireMD Ltd. and Bosti Trading Ltd.

10.64*	Omnibus Debenture Amendment, dated May 31, 2012, by and between InspireMD, Inc. and the debenture holders set forth therein.

10.65*	Amendment No. 1 to Registration Rights Agreement, dated May 31, 2012, by and between InspireMD, Inc. and the purchasers set forth therein.

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from InspireMD, Inc.’s Transition Report on Form 10-K/T for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Equity (Capital Deficiency), (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements

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

INSPIREMD, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2012

INSPIREMD, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2012

TABLE OF CONTENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2
CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Balance Sheets	F-3 - F-4
Consolidated Statements of Operations	F-5
Consolidated Statements of Changes in Equity (Capital Deficiency)	F-6
Consolidated Statements of Cash Flows	F-7
Notes to the Consolidated Financial Statements	F-8 - F-47

The amounts are stated in U.S. dollars in thousands

_______________

_________________________

_______________

Report of Independent Registered Public Accounting Firm

To the shareholders of

InspireMD Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in equity (capital deficiency ) and cash flows present fairly, in all material respects, the financial position of InspireMD Inc. (the “Company”) and its subsidiaries at June 30, 2012, December 31, 2011 and 2010, and the results of its operations and its cash flows for the six month period ended June 30, 2012 and for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management's Report on Internal Control Over Financial Reporting” appearing under Item 9(A). Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits (which were integrated audits in the six month period ended June 30, 2012 and in 2011). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has had recurring losses, negative cash flows from operating activities and has significant future commitments that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Tel Aviv, Israel	/s/ Kesselman & Kesselman
September 11, 2012	Certified Public Accountants (Isr.) A member of PricewaterhouseCoopers International Limited

INSPIREMD, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

	June 30	December 31
	2012	2011	2010

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$10,284	$5,094	$636
Restricted cash	37	91	250
Accounts receivable:
Trade	1,824	2,284	852
Other	264	118	75
Prepaid expenses	93	72	3
Inventory:
On hand	1,744	2,061	1,704
On consignment	63	110	371
Total current assets	14,309	9,830	3,891

PROPERTY, PLANT AND EQUIPMENT, net	462	420	282

NON-CURRENT ASSETS:
Deferred debt issuance costs	961		15
Fund in respect of employee rights upon retirement	282	215	167
Total non-current assets	1,243	215	182
Total assets	$16,014	$10,465	$4,355

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

	June 30	December 31
	2012	2011	2010

LIABILITIES AND EQUITY (CAPITAL DEFICIENCY)

CURRENT LIABILITIES:
Current maturities of long-term loan		$94	$355
Accounts payable and accruals:
Trade	$441	814	1,103
Other	2,925	2,217	1,509
Advanced payment from customers	174	316	559
Loans from shareholders			20
Deferred revenues	10		398
Total current liabilities	3,550	3,441	3,944

LONG-TERM LIABILITIES:
Long-term loan			75
Liability for employees rights upon retirement	354	270	206
Convertible loans	5,018		1,044
Contingently redeemable warrants	1,706
Total long-term liabilities	7,078	270	1,325

COMMITMENTS AND CONTINGENT LIABILITIES (Note 9)
Total liabilities	10,628	3,711	5,269

EQUITY (CAPITAL DEFICIENCY):

Common stock, par value $0.0001 per share; 125,000,000 shares authorized; 68,160,161, 68,178,946 and 49,863,801 shares issued and outstanding at June 30, 2012 and December 31, 2011 and 2010, respectively	7	7	5
Additional paid-in capital	49,101	43,388	21,057
Accumulated deficit	(43,722)	(36,641)	(21,976)
Total equity (capital deficiency)	5,386	6,754	(914)
Total liabilities and equity (less capital deficiency)	$16,014	$10,465	$4,355

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except per share data)

	6 month period ended	Year ended December 31
	June 30, 2012	2011	2010	2009

REVENUES	$2,071	$6,004	$4,949	$3,411
COST OF REVENUES	1,377	3,011	2,696	2,291
GROSS PROFIT	694	2,993	2,253	1,120
OPERATING EXPENSES:
Research and development	2,607	2,474	1,338	1,330
Selling and marketing	1,246	1,973	1,236	1,040
General and administrative (including $1,454, $8,542, $869 and $65 of share-based compensation for the six month period ended June 30, 2012 and the years ended December 31, 2011, 2010 and 2009, respectively)	3,999	12,275	2,898	1,467
Total operating expenses	7,852	16,722	5,472	3,837
LOSS FROM OPERATIONS	(7,158)	(13,729)	(3,219)	(2,717)
FINANCIAL EXPENSES (INCOME), net	(109)	934	154	(40)
LOSS BEFORE TAX EXPENSES	(7,049)	(14,663)	(3,373)	(2,677)
TAX EXPENSES	32	2	47	47
NET LOSS	$(7,081)	$(14,665)	$(3,420)	$(2,724)
NET LOSS PER SHARE - basic and diluted	$(0.10)	$(0.24)	$(0.07)	$(0.06)
WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES USED IN COMPUTING NET LOSS PER SHARE - basic and diluted	68,176,882	61,439,700	49,234,528	47,658,853

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CAPITAL DEFICIENCY)

	Ordinary shares
	Number of shares	Par value	Additional paid-in capital	Accumulated deficit	Total equity (capital deficiency)
		U.S. dollars in thousands
BALANCE AT JANUARY 1, 2009	47,061,936	$5	$15,961	$(15,832)	$134
CHANGES DURING 2009:
Net loss				(2,724)	(2,724)
Exercise of options by employees	458,722	*	*		*
Employee and non-employee share-based compensation expenses			594		594
Redemption of beneficial conversion feature of convertible loan			(308)		(308)
Issuance of ordinary shares, net of $44 issuance cost	817,722	*	965		965
BALANCE AT DECEMBER 31, 2009	48,338,380	5	17,212	(18,556)	(1,339)

CHANGES DURING 2010:
Net loss				(3,420)	(3,420)
Employee and non-employee share-based compensation expenses			1,640		1,640
Issuance of warrants, net of $23 issuance costs			424		424
Issuance of ordinary shares, net of $97 issuance costs	1,525,421	*	1,781		1,781
BALANCE AT DECEMBER 31, 2010	49,863,801	5	21,057	(21,976)	(914)

CHANGES DURING 2011:
Net loss				(14,665)	(14,665)
Employee and non-employee share-based compensation expenses	2,993,785	1	11,605		11,606
Issuance of shares and warrants, net of $2,835 issuance costs	12,992,269	1	7,653		7,654
Issuance of ordinary shares, net of $185 issuance costs	802,866	*	805		805
Exercise of options by employee	1,000,000	*	1,500		1,500
Conversion of convertible loans	526,225	*	768		768
BALANCE AT DECEMBER 31, 2011	68,178,946	$7	$43,388	$(36,641)	$6,754

CHANGES DURING THE 6 MONTH PERIOD ENDED JUNE 30, 2012:
Net loss				(7,081)	(7,081)
Employee and non-employee share-based compensation expenses			1,944		1,944
Acquisition and cancellation of shares	(18,785)	*	(21)		(21)
Beneficial conversion feature of convertible loan			3,790		3,790
BALANCE AT JUNE 30, 2012	68,160,161	$7	$49,101	$(43,722)	$5,386

* Represents an amount less than $1

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	6 month period ended	Year ended December 31
	June 30, 2012	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,081)	$(14,665)	$(3,420)	$(2,724)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	69	89	91	89
Loss from sale of property, plant and equipment		15
Change in liability for employees right upon retirement	84	58	42	42
Financial expenses (income)	(315)	897	94	(224)
Share-based compensation expenses	1,944	9,590	1,620	562
Loss (gains) on amounts funded in respect of employee rights upon retirement, net	(6)	8	(11)	(10)
Changes in operating asset and liability items:
Decrease (increase) in prepaid expenses	(21)	(69)	36	(32)
Decrease (increase) in trade receivables	460	(1,432)	337	(969)
Decrease (increase) in other receivables	(146)	(50)	9	(27)
Decrease in inventory on consignment	47	261	722	330
Decrease (increase) in inventory on hand	317	(357)	(758)	(241)
Increase (decrease) in trade payables	(291)	(371)	196	612
Increase (decrease) in deferred revenues	10	(398)	(1,577)	(507)
Increase (decrease) in other payable and advance payment from customers	566	421	(91)	1,554
Net cash used in operating activities	(4,363)	(6,003)	(2,710)	(1,545)
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in restricted cash	54	159	52	(272)
Purchase of property, plant and equipment	(193)	(139)	(81)	(34)
Proceeds from sale of property, plant and equipment		41		4
Amounts funded in respect of employee rights upon retirement, net	(61)	(48)	(17)	(44)
Net cash provided (used) in investing activities	(200)	13	(46)	(346)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible loan and warrants, net of issuance costs of $1,132 in the six month period ended June 30, 2012	9,868
Proceeds from issuance of shares and warrants, net of issuance costs of $1,014, $78 and $11 in the years ended December 31, 2011, 2010 and 2009, respectively		10,564	2,245	976
Exercise of options		1,500
Proceeds from long-term loan, net of $41 issuance costs				419
Proceeds from convertible loan at fair value through profit or loss, net of $60 issuance costs			1,073
Repayment of long-term loan	(94)	(375)	(281)
Acquisition and cancellation of shares	(21)
Repayment of loans from shareholders		(20)		(20)
Repayment of convertible loans		(1,000)		(720)
Net cash provided by financing activities	9,753	10,669	3,037	655
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	-	(221)	(21)	41
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,190	4,458	260	(1,195)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,094	636	376	1,571
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,284	$5,094	$636	$376

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Taxes on income paid	$37	$37	$56	$-
Interest paid	$224	$24	$30	$88

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Receivables on account of shares	$-	$-	$-	$20
Conversion of convertible loan into shares	$-	$668	$-	$-
Purchasing of property plant and equipment in credit and in consideration of share-based payment	$-	$144	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

InspireMD, Inc., formerly Saguaro Resources, Inc., (the “Company”), a public company, is a Delaware corporation formed on February 29, 2008. On March 28, 2011, the Company changed its name to InspireMD, Inc.

On December 29, 2010, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) by and among the Company and InspireMD Ltd., a limited company incorporated under the laws of the State of Israel in April 2005. Subsequent to the date of execution of the Exchange Agreement, shareholders of InspireMD Ltd., holding 91.7% of InspireMD Ltd.’s issued and outstanding ordinary shares, executed a joinder to the Exchange Agreement and became parties thereto (the “InspireMD Shareholders”). Pursuant to the Exchange Agreement, on March 31, 2011, the InspireMD Shareholders transferred all of their ordinary shares in InspireMD Ltd. to the Company in exchange for 46,471,907 newly issued shares of common stock of the Company (the “Initial Share Exchange”). In addition, the remaining holders of InspireMD Ltd.’s ordinary shares separately transferred all of their ordinary shares of InspireMD Ltd. to the Company, in exchange for an aggregate of 4,194,756 newly issued shares of common stock of the Company (the “Follow Up Share Exchange”) and, together with the Initial Share Exchange, the “Share Exchange”). As a result of the Share Exchange, InspireMD Ltd. became a wholly owned subsidiary of the Company.

The Share Exchange was accounted for as a reverse recapitalization, equivalent to the issuance of stock by InspireMD Ltd. for the net monetary assets of the Company. Accordingly, the historical financial statements of the Company reflect the historical operations and financial statements of InspireMD Ltd.

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

In addition, the Company operates in Germany through its wholly-owned subsidiary, InspireMD GmbH, a German limited liability company incorporated in November 2007, where the Company subcontracts the manufacturing of its stents.

The Company has had recurring losses and negative cash flows from operating activities and has significant future commitments. For the six months ended June 30, 2012, the Company had losses of approximately $7.1 million and negative cash flows from operating activities of approximately $4.4 million. The Company’s management believes that its working capital as of June 30, 2012 of approximately $10.8 million should enable it to continue funding the negative cash flows from operating activities until October 2013, when its 2012 Convertible Debentures (defined and described in Note 6a) are subject to a noncontingent redemption option that could require the Company to make a payment of $13.3 million, including accrued interest. Since the Company expects to continue incurring negative cash flows from operations and in light of the cash requirement in connection with the 2012 Convertible Debentures, there is substantial doubt about the Company’s ability to continue operating as a going concern. These financial statements include no adjustments of the values of assets and liabilities and the classification thereof, if any, that will apply if the Company is unable to continue operating as a going concern.

The Company will need to raise further capital at some future point in time, through the sale of additional equity securities or debt. The Company’s future capital requirements and the adequacy of the Company’s available funds will depend on many factors, including the Company’s ability to successfully commercialize the Company’s MGuardTM products, development of future products, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement the Company’s product offerings. However, the Company may be unable to raise sufficient additional capital when the Company will need it or with favorable terms. The terms of any securities issued by the Company in future financing may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect on the holders of any of the Company’s securities then outstanding. If the Company is unable to obtain adequate funds on reasonable terms, the Company will need to curtail operations significantly, including possibly postponing or halting the Company’s Unites States of America (“U.S.”) Food and Drug Administration clinical trials or entering into financing agreements with unattractive terms.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a.	Accounting principles

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

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

As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to inventory write-off, provisions for returns, legal contingencies, estimation of the fair value of share-based compensation and estimation of the fair value of warrants.

c.	Functional currency

The currency of the primary economic environment in which the operations of the Company and its subsidiaries are conducted is the U.S. dollar (“$” or “dollar”). Accordingly, the functional currency of the Company and of the subsidiaries is the dollar.

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

The consolidated financial statements include the accounts of the Company and of its subsidiaries. Intercompany transactions and balances have been eliminated upon consolidation.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

e.	Cash and cash equivalents

The Company considers all highly liquid investments, which include short-term bank deposits (up to three months from date of deposit), that are not restricted as to withdrawal or use, to be cash equivalents.

f.	Restricted cash

The Company maintains certain cash amounts restricted as to withdrawal or use, related to credit cards. Restricted cash is denominated in dollars and New Israel Shekel (“NIS”). See also Note 9c(2).

g.	Concentration of credit risk and allowance for doubtful accounts

Financial instruments that may potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and restricted cash, which are deposited in major financial institutions in the “U.S.”, Israel and Germany, and trade accounts receivable. The Company’s trade accounts receivable are derived from revenues earned from customers from various countries. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company also has a credit insurance policy for some of its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected ability to collect the accounts receivable. The Company reviews its allowance for doubtful accounts quarterly by assessing individual accounts receivable and all other balances based on historical collection experience and an economic risk assessment. If the Company determines that a specific customer is unable to meet its financial obligations to the Company, the Company provides an allowance for credit losses to reduce the receivable to the amount management reasonably believes will be collected. To mitigate risks, the Company deposits cash and cash equivalents with high credit quality financial institutions.

Provisions for doubtful accounts receivable are netted against “Accounts receivable-Trade.”

h.	Inventory

Inventories include finished goods, work in process and raw materials.  Inventories are stated at the lower of cost (cost is determined on a “first-in, first-out” basis) or market value. The Company’s inventories generally have a limited shelf life and are subject to impairment as they approach their expiration dates. The Company regularly evaluates the carrying value of the Company’s inventories and when, in the Company’s opinion, factors indicate that impairment has occurred, the Company establishes a reserve against the inventories’ carrying value. The Company’s determination that a valuation reserve might be required and the quantification of such reserve require management to utilize significant judgment. With respect to inventory on consignment, see Note 2k.

i.	Property, plant and equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets: over three years for computers and other electronic equipment, five years for vehicles and seven to fifteen years for office furniture and equipment and machinery and equipment (mainly seven years). Leasehold improvements are amortized on a straight-line basis over the term of the lease, which is shorter than the estimated life of the improvements.

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

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

To date, the Company has not recorded any impairment charges relating to its property, plant and equipment.

k.	Revenue recognition

Revenue is recognized when delivery has occurred, evidence of an arrangement exists, title and risks and rewards for the products are transferred to the customer, collection is reasonably assured and product returns can be reliably estimated. When product returns can be reliably estimated a provision is recorded, based on historical experience, and deducted from revenues. The provision for product returns and related costs are included in “Accounts payable and accruals-other” under “Current liabilities” and “Inventory-On consignment,” respectively.

When returns cannot be reliably estimated, both related revenues and costs are deferred, and presented under “Deferred revenues” and “Inventory-On consignment,” respectively.

As of June 30, 2012, there are no deferred revenues related to sales for which the rate of return cannot be reliably estimated.

The Company’s revenue arrangements may contain delivery of free products upon the achievement of sales targets. Each period, the Company estimates the amount of free products to which these distributors will be entitled based upon the expected achievement of sales targets and defers a portion of revenues accordingly.

The Company recognizes revenue net of value added tax (VAT).

l.	Research and development costs

Research and development costs are charged to the statement of operations as incurred.

m.	Share-based compensation

Employee option awards are classified as equity awards and accounted for using the grant-date fair value method. The fair value of share-based awards is estimated using the Black-Scholes valuation model and expensed over the requisite service period, net of estimated forfeitures. The Company estimates forfeitures based on historical experience and anticipated future conditions.

The Company elected to recognize compensation expenses for awards with only service conditions that have graded vesting schedules using the accelerated multiple option approach.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

The Company accounts for equity instruments issued to third party service providers (non-employees), by recording the fair value of the options granted using an option pricing model, at each reporting period, until awards are vested in full. The expense is recognized over the vesting period using the accelerated multiple option approach.

However, when the grant relates to options granted to third parties as consideration for introducing investors to the Company, the costs are recorded as issuance costs, of the various financial instruments issued.

In addition, certain share-based awards of the Company are performance based and dependent upon achieving certain goals. With respect to these awards, the company estimates the expected pre-vesting award probability that the performance conditions will be achieved. The Company only recognizes expense for the shares that are expected to vest.

n.	Uncertain tax positions

The Company follows a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit. If under the first step a tax provision is assessed to be more likely than not of being sustained on audit, the second step is performed, under which the tax benefit is measured as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Such liabilities are classified as long-term, unless the liability is expected to be resolved within twelve months from the balance sheet date. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within “Financial expenses (income)-net”.

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

Taxes that would apply in the event of disposal of investments in the foreign subsidiary have not been taken into account in computing the deferred taxes, as it is the Company’s intention to hold, and not to realize, this investment.

p.	Advertising

Costs related to advertising and promotion of products are charged to sales and marketing expense as incurred. Advertising expenses were $361 thousand for the six month period ended June 30, 2012, and $400 thousand, $467 thousand and $275 thousand for the years ended December 31, 2011, 2010 and 2009, respectively.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

For the six month period ended June 30, 2012, as well as the years ended December 31, 2011, 2010 and 2009, all ordinary shares underlying outstanding options, warrants and convertible loans have been excluded from the calculation of the diluted loss per share since their effect was anti-dilutive. The total number of ordinary shares related to outstanding options, warrants and convertible loans excluded from the calculations of diluted loss per share were 32,470,307 for the six month period ended June 30, 2012, and 21,626,451, 9,502,111 and 5,877,388 for the years ended December 31, 2011, 2010 and 2009, respectively.

r.	Segment reporting

The Company has one operating and reportable segment.

s.	Factoring of receivables

The Company entered into factoring agreements amounting to $1,200 thousand and $942 thousand during the years ended December 31, 2011 and 2010, respectively, with certain banking institutions on a non-recourse basis. The factoring of trade receivables under these agreements were accounted for as sales. Under the terms of these factoring agreements, the Company transferred ownership of eligible trade receivables without recourse to the respective banking institutions in exchange for cash. Proceeds on the transfers reflect the face value of the account less a discount. The discounts, $12 thousand and $37 thousand during the years ended December 31, 2011 and 2010, respectively, were recorded to “Financial expenses (income)-net” within the Consolidated Statements of Operations.

The receivables sold pursuant to these factoring agreements are excluded from ’Accounts receivable-Trade” on the Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Consolidated Statements of Cash Flows. The banking institution had no recourse to the Company’s assets for failure of debtors to pay when due.

The related commissions on the sales of trade receivables sold under these factoring agreements amounting to $23 thousand and $4 thousand during the years ended December 31, 2011 and 2010, respectively, were recorded to “Financial expenses (income)-net” within the Consolidated Statements of Operations.

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

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

u.	Put warrants

Put warrants that embody an obligation to repurchase the Company’s equity shares, or are indexed to such an obligation, and that require or may require the Company to settle the obligation by transferring assets are within the scope of Accounting Standards Codification (“ASC”) 480-10-25-8, and are recognized as a liability and measured at fair value at each reporting date, with changes in fair value recorded in earnings. See Note 6a(4)(A).

v.	Beneficial conversion feature (“BCF”)

When the Company issues convertible debt, if the stock price is greater than the effective conversion price (after allocation of the total proceeds) on the measurement date, the conversion feature is considered "beneficial" to the holder. If there is no contingency, this difference is treated as issued equity and reduces the carrying value of the host debt; the discount is accreted as deemed interest on the debt. See Note 6a(4)(B).

w.	Embedded derivatives

Embedded derivatives in debt contracts that are not clearly and closely related to the host debt are bifurcated and accounted for separately. Those embedded derivatives are measured at fair value each reporting date, with changes in fair value recorded in earnings. See Note 6a(4)(B).

x.	Allocation of issuance proceeds

The Company allocated proceeds from its issuance of debt that was sold with detachable warrants that are classified as liability as follows: first to the warrants based on their full fair value; then to any embedded derivatives in the debt that require bifurcation at their fair values; then the residual amount of the proceeds to the debt. See Note 6a(4)(B).

y.	Newly adopted accounting guidance

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

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - FAIR VALUE MEASURMENT

Items Measured at Fair Value on a Recurring Basis

a.	The following table summarizes the balances for those financial liabilities where fair value measurements are estimated utilizing Level 2 and Level 3 inputs:

		June 30	December 31
	Level	2012	2011	2010
		($ in thousands)

2010 Convertible Debentures	3	$-	$-	$1,044
2012 Warrants at fair value	2	1,706
Embedded derivative	3	49
		$1,755	$-	$1,044

b.	The following tables summarize the activity for those financial liabilities where fair value measurements are estimated utilizing Level 3 inputs:

	Embedded Derivative	Convertible Loan
	($ in thousands)	($ in thousands)

Balance as of January 1, 2010	$-	$-
Issuances		1,133
Total losses (gains) (realized and unrealized) - included in earnings - Financial expenses (income), net		(89)
Balance as of December 31, 2010	-	1,044
Total losses (gains) (realized and unrealized) - included in earnings - Financial expenses (income), net		624
Convertion to Company’s shares of common stock		(668)
Redemption		(1,000)
Balance as of December 31, 2011	-	-
Issuances	8
Total losses (gains) (realized and unrealized) - included in earnings - Financial expenses (income), net	41
Balance as of June 30, 2012	$49	$-

Level 3 liabilities include an embedded derivative related to the Company’s senior secured convertible debenture due April 5, 2014, as described in Note 6a. The Company values the Level 3 embedded derivative using an internally developed valuation model, whose inputs include recovery rates, credit spreads, stock prices, and volatilities, as described below.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In calculating the fair value of embedded derivative, the Company used the following assumptions: Company’s credit spread of 23.1% and 26.5% for the transaction date and for June 30, 2012, respectively, Company’s recovery rate of 49.8% and 49.8% for the transaction date and for June 30, 2012, respectively, probability of non-financial event of default 5% and 5% for the transaction date and for June 30, 2012, respectively.

The credit spread is the yield to maturity of risky bonds over risk free bonds and was based on an average of sample comparable companies.

The recovery rate is the estimated amount to be recovered through bankruptcy procedures in event of a default, expressed as a percentage of face value.

A non-financial event of default is a contractual event of default which does not result from a declining financial standing of the Company.

The fair value of the warrants included in Level 2 is estimated using the Black & Scholes model.

In calculating the fair value of warrants, the Company used the following assumptions: expected term of 5 and 4.76 years for the transaction date and for June 30, 2012, respectively; expected volatility of 66.1% and 69.6% for the transaction date and for June 30, 2012, respectively; risk-free interest rate of 1.01% and 0.72% for the transaction date and for June 30, 2012, respectively; and dividend yield of 0%.

The carrying amounts of financial instruments included in working capital approximate their fair value either because these amounts are presented at fair value or due to the relatively short-term maturities of such instruments. The carrying amount of the Company’s other financial long-term assets and other financial long-term liabilities (other than the debentures) approximate their fair value. The fair value of the Company’s senior secured convertible debenture due April 5, 2014 approximates the carrying amount (after considering the BCF, as described in Note 6a).

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

a.	Composition of assets, grouped by major classifications, is as follows:

	June 30	December 31
	2012	2011	2010
	($ in thousands)
Cost:
Vehicles	$-	$-	$44
Computer equipment	142	123	75
Office furniture and equipment	83	56	54
Machinery and equipment	598	597	416
Leasehold improvements	111	47	47
	934	823	636
Less - accumulated depreciation and amortization	(472)	(403)	(354)
Net carrying amount	$462	$420	$282

b.	Depreciation and amortization expenses totaled approximately $69 thousand for the six month period ended June 30, 2012, and $89 thousand, $91 thousand and $89 thousand for the years ended December 31, 2011, 2010 and 2009, respectively.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LIABILITY FOR EMPLOYEES RIGHT UPON RETIREMENT

Israeli labor law generally requires payment of severance pay upon dismissal of an employee or upon termination of employment in certain other circumstances.

Pursuant to section 14 of the Israeli Severance Compensation Act, 1963, some of the Company’s employees are entitled to have monthly deposits, at a rate of 8.33% of their monthly salary, made in their name with insurance companies. Payments in accordance with section 14 relieve the Company from any future severance payments to these employees.

The severance pay liability of the Company for the rest of its employees, which reflects the undiscounted amount of the liability, is based upon the number of years of service and the latest monthly salary. The severance pay liability is partly covered by insurance policies and by regular deposits with recognized severance payment funds. The Company may only make withdrawals from the amounts funded for the purpose of paying severance pay. The severance pay expenses were approximately $117 thousand in the six month period ended June 30, 2012, and $155 thousand, $114 thousand and $78 thousand in the years ended December 31, 2011, 2010 and 2009, respectively.

Defined contribution plan expenses were $96 in the six month period ended June 30 2012, and $197, $90 and $82 in the years ended December 31, 2011, 2010 and 2009, respectively. Gain (loss) on amounts funded with respect to employee rights upon retirement totaled to approximately $6 thousand for the six month period ended June 30 2012, and $(8) thousand, $11 thousand and $10 thousand for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company expects contribution plan expenses in fiscal year 2013 to be approximately $198 thousand.

NOTE 6 - convertible LOANS

a.	On April 5, 2012, the Company issued senior secured convertible debentures (the “2012 Convertible Debentures”) due April 5, 2014 in the original aggregate principal amount of $11,702,128 and five-year warrants (the “2012 Warrants”) to purchase an aggregate of 3,343,465 shares of its common stock at an exercise price of $1.80 per share in a private placement transaction in exchange for aggregate gross proceeds of $11,000 thousand. The 2012 Convertible Debentures bear interest at an annual rate of 8% (payable quarterly beginning on July 1, 2012) and are convertible at any time into shares of common stock at an initial conversion price of $1.75 per share.

The relevant features of the 2012 Convertible Debentures and 2012 Warrants are summarized below:

1)	2012 Convertible Debentures

A.	Conversion and contingent conversion

The 2012 Convertible Debentures, including accrued interest on such 2012 Convertible Debentures, are convertible at any time, in whole or part, at the option of the holders into shares of common stock at an initial conversion price of $1.75 per share, subject to adjustment for stock splits, fundamental transactions or similar events and an additional conversion adjustment described below.

The number of conversion shares issuable upon a conversion shall be determined by the quotient obtained by dividing (x) the sum of (a) the outstanding principal amount to be converted, (b) at the option of the holder, a portion or all of any accrued and unpaid interest to be converted and (c) the conversion adjustment amount by (y) the conversion price.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The “conversion adjustment amount” is calculated by multiplying the principal amount being converted by a fraction, the numerator of which is (a) the number of days elapsed from the original issue date multiplied by (b) .021917808; and the denominator of which is 100. The maximum number of days elapsed to be used in calculating the conversion adjustment amount will not be greater than 548 days regardless of the actual number of days elapsed from the original issue date.

The Company may force conversion of the 2012 Convertible Debentures if the closing bid price of the Company’s common stock equals or exceeds 165% of the conversion price for twenty consecutive trading days, the minimum daily trading volume for such period is $1,100 thousand, all of the underlying shares during such period are either registered for resale with the Securities and Exchange Commission or eligible for resale pursuant to Rule 144 and there is no existing event of default or existing event which, with the passage of time or the giving of notice, would constitute an event of default during such period.

The 2012 Convertible Debentures contain certain limitations on conversion. No conversion may be made if, after giving effect to the conversion, any holder would beneifially own in excess of 4.99% of the Company’s outstanding shares of common stock. This percentage may be increased to a percentage not to exceed 9.99%, at the option of such holder, except any increase will not be effective until the holder has given 61 days’ prior notice to the Company.

The 2012 Convertible Debentures impose penalties on the Company for any failure to timely deliver any shares of its common stock issuable upon conversion.

B.	Events of default and holder’s contingent redemption option

If there is an event of default as stipulated in the agreement, then by election of the holders holding at least 60% of the 2012 Convertible Debentures, the Company must redeem all of the 2012 Convertible Debentures in cash for 112% of the outstanding principal, together with all unpaid and accrued interest, all interest that would have been payable through the maturity date and any other amounts due under the 2012 Convertible Debentures (such amount, the “Mandatory Default Amount”). The Mandatory Default Amount will accrue interest at a rate of 24% per annum commencing on the fifth calendar date following the relevant event of default.

C.	Holder’s noncontingent redemption option

Commencing 18 months following the original issuance date of the 2012 Convertible Debentures, the holders may require the Company to redeem all or a portion of the 2012 Convertible Debentures, for a price equal to 112% of the amount of principal to be redeemed plus all accrued but unpaid interest and other amounts due under the 2012 Convertible Debentures.

D.	Company’s noncontingent redemption option

Commencing 6 months following the original issuance date of the 2012 Convertible Debentures, the Company may redeem all or a portion of the 2012 Convertible Debentures for a price equal to 112% of the amount of principal to be redeemed plus all accrued but unpaid interest and other amounts due under the 2012 Convertible Debentures.

E.	Covenants

The 2012 Convertible Debentures contain certain covenants which prohibit or limit the Company’s and its subsidiaries ability to, among other things:

1.	pay cash dividends to stockholders;

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	redeem, repurchase or otherwise acquire more than a de minimis number of shares of its common stock or common stock equivalents;
3.	incur additional indebtedness;
4.	permit liens on assets or conduct sales of assets;
5.	effectuate stock splits until April 5, 2013, except in connection with an initial listing on a national securities exchange or to meet the continued listing requirements of such exchange;
6.	cease making public filings under the Securities Exchange Act of 1934, as amended;
7.	engage in transactions with affiliates; and
8.	amend its charter documents in a way that would materially and adversely affect any holder of the 2012 Convertible Debentures.

F.	Pro rata distributions

If the Company, at any time while the 2012 Convertible Debentures are outstanding, distributes to all holders of common stock evidences of its indebtedness or assets (including cash and cash dividends) or rights or warrants to subscribe for or purchase any security other than the common stock, then, upon any conversion of the 2012 Convertible Debentures, the holder shall be entitled to receive such distribution to the same extent that the holder would have if the holder had held the number of conversion shares issued upon such conversion of the 2012 Convertible Debentures immediately before the date on which a record was taken for such distribution, or, if no such record was taken, the date as of which the record holders of shares of common stock were determined for the participation in such distribution.

2)	2012 Warrants

A.	Exercisability

The 2012 Warrants are immediately exercisable and, in the aggregate, entitle the holders to purchase up to 3,343,465 shares of common stock. The 2012 Warrants have an initial exercise price of $1.80 per share payable in cash. ” The 2012 Warrants expire on April 5, 2017.

Similar to the 2012 Convertible Debentures, the 2012 Warrants also contain limitations on exercise that would cause the holder to beneficially own in excess of 4.99% or 9.99% of the Company’s outstanding common stock.

B.	Anti-dilution protection

The exercise price of the 2012 Warrants and the number of shares issuable upon exercise of the 2012 Warrants are subject to adjustments for stock splits, combinations or similar events.

C.	“Most favored nation”

The 2012 Warrants are also subject to an adjustment pursuant to which, in the event that the Company issues or is deemed to have issued certain securities with terms that are superior to those of the 2012 Warrants, except with respect to exercise price and warrant coverage, the superior terms will automatically be incorporated into the 2012 Warrants.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

D.	Contingent holder redemption option

Upon the occurrence of a transaction involving a change of control that is (i) an all cash transaction, (ii) a “Rule 13e-3 transaction” as defined in Rule 13e-3 under the Securities Exchange Act of 1934, as amended, or (iii) involving a person or entity not traded on a national securities exchange, the holders of the 2012 Warrants will have the right, among others, to have the 2012 Warrants repurchased for a purchase price in cash equal to the Black-Scholes value of the then unexercised portion of the 2012 Warrants.

E.	Pro rata distributions

Similar to the 2012 Convertible Debentures, the 2012 Warrants allow exercising holders to participate in pro rata distributions.

F.	Public information failure

If the Company fails for any reason to satisfy the current public information requirement under Rule 144(c) then, in addition to any other remedies available to the holders, the Company must pay to the holders, in cash, partial liquidated damages as set forth in the agreement.

3)	Transaction costs

In connection with the Transaction, the Company paid issuance costs, including placement agent and legal fees, of approximately $1,200 thousand, and issued five-year warrants (“2012 Placement Agents Warrants”) to purchase 312,310 shares of the Company’s common stock at an exercise price of $1.80 per share to the placement agent.

4)	Accounting treatment

A.	2012 Warrants

The Company determined, based on the provisions of ASC 480-10-25-8, that equity classification is precluded because of the redeemable option of the holders in the event of a change in control (in certain conditions), which is an event that is not within the Company’s control. Accordingly, the 2012 Warrants are classified as a liability in the Consolidated Balance Sheets and measured at fair value at each reporting period. The fair value of the 2012 Warrants is estimated using the Black-Scholes valuation model. See Note 2u.

In calculating the fair value of the 2012 Warrants (including the 2012 Placement Agents Warrants), the Company used the following assumptions: expected term of 5 and 4.76 years for the transaction date and for June 30, 2012, respectively; expected volatility of 66.1% and 69.6% for the transaction date and for June 30, 2012, respectively; risk-free interest rate of 1.01% and 0.72% for the transaction date and for June 30, 2012, respectively; and dividend yield of 0%.

B.	2012 Convertible Debentures

In accordance with ASC 470-20, “Debt with Conversion and Other Options,” the Company determined that a BCF existed at the issuance date of the 2012 Convertible Debentures. The BCF amounting to $3,790 thousand was recorded in equity.

In addition, the Company analyzed the holders’ contingent redemption option based on the guidance stipulated in Topic 815, and concluded that the holders’ contingent redemption option is not clearly and closely related to the debt host contract. Thus, the Company bifurcated and accounted for it separately as an embedded derivative and classified it, together with the 2012 Convertible Debentures, in its statement of financial position. This embedded derivative will be measured at fair value at each reporting period. The fair value of the embedded derivative is estimated using the binominal valuation model.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In addition, the Company analyzed the holders’ noncontingent redemption option and determined that the prepayment options are clearly and closely related to the debt host contract and should not be bifurcated from the 2012 Convertible Debentures.

The gross proceeds amounting to $11,000 thousand from the 2012 Convertible Debentures transaction were allocated as follows:

•	2012 Warrants at fair value - $2,807 thousand based on their fair value;

•	embedded derivative - $8 thousand based on its fair value; and

•	2012 Convertible Debentures - $8,185 thousand based on the residual amount after the allocation of other components as described above. In addition, an amount of $3,790 thousand was recognized as a BCF against the 2012 Convertible Debentures.

The 2012 Convertible Debentures are subsequently measured at amortized cost on the basis of the effective interest method over the loan period until the maturity date.

C.	Transaction costs

Direct transaction costs of $1,394 thousand, which included the placement agents fees and the 2012 Placement Agents Warrants valued at $262 thousand as of the transaction date , as well as other issuance costs, were allocated to the various instruments associated with the 2012 Convertible Debentures pro-rata to the amount such instruments were recorded as of the transaction date. The amounts that were allocated to the 2012 Warrants at fair value and embedded derivative were recorded in “Financial expenses” and the remainder amounting to $1,037 thousand was recorded as “Deferred debt issuance costs” in the Consolidated Balance Sheets and will be amortized over the loan period using the effective interest method until the maturity date.

b.	In July 2010, InspireMD Ltd. entered into a securities purchase agreement, pursuant to which InspireMD Ltd. issued (i) 8% senior convertible debentures in the principal amount of $1.58 million (the “2010 Convertible Debentures”) and (ii) three year warrants (the “2010 Warrants”) to purchase up to 1,014,513 shares of common stock at an exercise price of $1.23 per share (as adjusted for the Share Exchange) in exchange for aggregate gross proceeds of $1.58 million. The 2010 Convertible Debentures accrued interest at the annual rate of 8% and were payable on the later of (i) two months following receipt by InspireMD Ltd. of a tax ruling from the Israeli Tax Authority that the issuance of shares of a U.S. “shell company” in exchange for securities held by shareholders and option holders of InspireMD Ltd. would constitute a deferred tax event for InspireMD Ltd. and/or its security holders or (ii) the six month anniversary of the issuance of the 2010 Convertible Debentures (the “Original Maturity Date); provided however, that so long as the Company was not in default under the 2010 Convertible Debentures, InspireMD Ltd. had the right to extend the maturity date of the 2010 Convertible Debentures to nine months following the Original Maturity Date (the “Second Maturity Date”).

If InspireMD Ltd. completed a qualified financing in connection with a reverse merger prior to the Original Maturity Date, or the Second Maturity Date, if applicable, the holders of the 2010 Convertible Debentures had the option to convert the 2010 Convertible Debentures into shares of common stock of the surviving corporation at $1.50 per share or be repaid in cash.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In addition, provided that there was not an event of default, if InspireMD Ltd. completed a financing for at least $3 million prior to the Second Maturity Date, the 2010 Convertible Debentures would automatically convert into ordinary shares of InspireMD Ltd. at a 15% discount to the pricing of the new financing.

Finally, if an event of default had not occurred, and any 2010 Convertible Debentures were still outstanding, following the Second Maturity Date, such 2010 Convertible Debentures would automatically convert into ordinary shares of InspireMD Ltd. (i) if InspireMD Ltd. completed a financing for at least $3 million prior to the one year anniversary of the Second Maturity Date, at a 15% discount to the pricing of the new financing, or (ii) or if InspireMD Ltd. did not complete a financing for at least $3 million prior to the one year anniversary of the Second Maturity Date, at $10 per ordinary share.

Upon an event of default under the 2010 Convertible Debentures, the holders had the right to demand payment of all then unpaid principal and accrued but unpaid interest under the 2010 Convertible Debentures.

The Company elected to apply the fair value option regarding the 2010 Convertible Debentures in accordance with ASC 825 (i.e. the 2010 Convertible Debentures were measured at each balance sheet date at fair value and the changes in their fair value were recorded in profit and loss). See Note 3.

The proceeds from the 2010 Convertible Debenture Transaction were allocated to the 2010 Convertible Debentures at their fair value with the residual proceeds ascribed to the 2010 Warrants as follows:

•	2010 Debenture at fair value - $1,133 thousand; and
•	2010 Warrants - $447 thousand, net of $23 thousand direct transaction costs.

The issuance of the 2010 Warrants was recorded in the “Additional paid-in capital”, net of $23 thousand direct transaction costs allocated to the 2010 Warrants.

On March 31, 2011, holders of the 2010 Convertible Debentures surrendered $667,596 of outstanding principal and interest due under such debentures in exchange for shares of common stock and warrants as part of the Company’s private placement on such date (the “Debt Conversions”) as described in Note 10b.

As a result of the Debt Conversions, there was $1 million of unpaid principal outstanding remaining under the 2010 Convertible Debentures on March 31, 2011, which was repaid by the Company in May 2011, plus all accrued interest thereon.

c.	On January 4, 2011, InspireMD Ltd. entered into a convertible loan agreement with its distributor in Israel (the “Lender”), in the amount of $100 thousand subject to the following conditions:

•	the convertible loan did not bear annual interest;
•	in the event of a share exchange or similar transaction, the Lender would have, at its sole discretion, the option to convert the loan into either (i) shares of the Company’s common stock at a price of $1.23 per share ($10 prior to the Share Exchange), or (ii) the Company’s product at a price of 400 euro per unit (which represented the market price for the Lender);
•	in the event that the Company did not close a share exchange or similar transaction by June 1, 2011, the Lender had the right to extend the loan and its terms for up to an additional 6 months (as noted in Note 1, the Exchange Agreement was closed on March 31, 2011); and

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

•	in no event was cash required to be repaid by the Company.

On June 1, 2011 the Lender surrendered the $100 thousand convertible loan in exchange for 81,161 shares of common stock of the Company.

d.	In April 2008 InspireMD Ltd. entered into a convertible loan agreement with certain lenders. Under this agreement, the lenders were issued convertible notes in the aggregate principal amount of $720 thousand, bearing annual interest of 10%, in exchange for $720 thousand. While the notes did not have a maturity date, they were repayable on demand upon an event of default. The notes were convertible, at any time, into ordinary shares of InspireMD Ltd. at the option of the holders.

The notes were automatically convertible into ordinary shares of InspireMD Ltd. if InspireMD Ltd. completed a financing that resulted in at least $1 million (“qualified financing”), at the lower conversion price of: (i) $1.48; or (ii) a discount of 30% on the price per share in such qualified financing.

The notes were also automatically convertible into ordinary shares of InspireMD Ltd. upon an initial public offering (“IPO”) or upon a consolidation, merger or sale of all assets or shares of InspireMD Ltd. (“exit transaction”), at the lower conversion price of: (i) $1.48; or (ii) a discount of 20% on the price per share in such exit transaction.

In accordance with ASC 470-20, "Debt with Conversion and Other Options", the Company determined that a BCF existed at the issuance date of these notes, totaling $308 thousand. Because these notes did not have a stated redemption date (except on an event of default), and could be converted by the holder at any time, the BCF was recognized immediately on the issuance date under “Financial expenses (income)-net” in the Consolidated Statements of Operations.

In March 2009 these convertible notes were fully repaid (principal and accrued interest) due to a breach of the covenants by InspireMD Ltd. InspireMD Ltd. allocated the proceeds paid between the portion related to the redemption of the beneficial conversion feature and that related to the convertible loan, based on the guidance in ASC 470-20. The Company measured the portion allocated to the beneficial conversion feature based on the intrinsic value of the conversion feature at the extinguishment date, which amounted to $308 thousand (which equals the original BCF since the price of InspireMD Ltd.’s shares on the issuance date and the redemption date was the same). Accordingly, the difference between the amount allocated to the BCF plus the loan’s carrying amount, and the cash paid, was recognized as financial income in the Consolidated Statements of Operations.

NOTE 7 - LONG-TERM LOAN

In January 2009, InspireMD Ltd. signed a loan agreement with Mizrahi Tefahot Bank. According to the agreement, InspireMD Ltd. was entitled to receive the following:

1.	A loan (the “First Loan”) amounting to $750 thousand, bearing annual interest (paid quarterly) equal to the London Interbank Offer Rate plus 4%. The loan was payable in eight quarterly installments beginning in April 2010.

2.	An additional loan (the “Second Loan”) amounting to $750 thousand, to be received no later than August 3, 2009, subject to certain terms. InspireMD Ltd. did not meet the specific terms and therefore was not able to receive the Second Loan.

3.	A credit line amounting to $500 thousand for the purpose of financing export shipments. The credit line was not utilized by the Company.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In addition, InspireMD Ltd. was required to pay an additional $250 thousand in the following events:

1.	A liquidity event of at least $100 million (as stipulated in the agreement); or

2.	An IPO in which the Company’s valuation was at least $100 million.

InspireMD Ltd. granted to the bank a floating lien on all of its assets, as well as a fixed lien on all of its intellectual property and rights of future payments from the Company’s clients. InspireMD Ltd. also committed to maintain in its bank account a minimum of $250 thousand in order to support an estimated cash burn rate of three months of activity based on average monthly cash flow in the preceding three months. This amount was recorded in the Consolidated Balance Sheets under “Restricted cash.”

On February 2009 InspireMD Ltd. received the First Loan and in accordance with the loan agreement, issued 234,814 ordinary shares to the bank. Subsequently, InspireMD Ltd. estimated the fair value of the First Loan, the Second Loan, the credit line and the 234,814 ordinary shares issued to the bank using the following assumptions:

1.	Discount rate of 25.13% per year calculated by using Altman-Z score model
2.	Probability of realizing the Second Loan - 40%
3.	Probability of realizing the credit line - 80%

The relative fair value of each component based on the valuation report was as follows:

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

Direct transaction costs of $41 thousand were recorded as deferred debt issuance costs in the Consolidated Balance Sheet and were amortized over the First Loan period.

In November 2010, InspireMD Ltd. was asked by Mizrahi Tefahot Bank to grant it a fixed lien in the amount of $300 thousand that would replace the $250 thousand of restricted cash since the actual cash burn rate was higher than the cash amount maintained in the Company’s bank account. The transaction was effectuated in January 2011.

On July 20, 2011, Mizrahi Tefahot Bank approved the release of a fixed lien in the amount of $300 thousand. Following the approval, $300 thousand of restricted cash was classified to cash and cash equivalents.

In March 2012, following the complete repayment of the loan, Mizrahi Tefahot Bank approved the release of the floating lien.

NOTE 8 - RELATED PARTIES TRANSACTIONS

a.	In January 2009, InspireMD Ltd. signed a sub-lease agreement with a company controlled by the Company’s shareholders, for a period of 12.5 months, for a monthly rent payment of $1 thousand. In 2010, the rent period was extended for an additional year, and the rent payments increased by 10%. In 2011, the rent period was extended for an additional year, through February 2012. The sub-lease agreement was not renewed.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

b.	On May 6, 2008, InspireMD Ltd. entered into a consultancy agreement (the “2008 Consultancy Agreement”) for marketing services with a member of the immediate family of the CEO. Pursuant to the 2008 Consultancy Agreement, InspireMD Ltd. paid a fixed hourly fee of $45 (154 NIS) in Israel and a fixed daily fee of $400 when traveling abroad with respect to the consulting services. On September 1, 2011, effective April 1, 2011, the 2008 Consultancy Agreement was terminated and InspireMD Ltd. entered into a new consultancy agreement (the “2011 Consultancy Agreement”) pursuant to which the consultant was retained to serve as the Company’s vice president of sales. Pursuant to the agreement, she was paid a monthly consultancy fee of $12,500 from April 1, 2011 through June 30, 2011 and a monthly consultancy fee of $15,500 thereafter. On July 2, 2012, effective August 1, 2012, the 2011 Consultancy Agreement was termainated and InspireMD Ltd. entered into a new consultancy agreement (the “2012 Consultancy Agreement”) pursuant to which the consultant would be retained for sale services. Pursuant to the agreement, she would be entitled to a fixed fee of $625 (2,500 NIS) for each full working day and a bonus fee up to $10,000 (40,000 NIS) upon 100% achievement of set objectives. The 2012 Consultancy Agreement has a termination date of September 30, 2012, but can be terminated without cause by InspireMD Ltd. upon 7 days’ notice, and may be terminated with cause by InspireMD Ltd. immediately, upon the occurrence of certain events, such as a breach of fiduciary duties owed to the Company.

c.	During 2007, InspireMD Ltd received a loan of $40 thousand from its controlling shareholders. Half of the loan was paid during 2009, and the second half was paid during 2011.

d.	On April 1, 2005, InspireMD Ltd. entered into employment agreements with the Company’s president and the Company’s CEO (both are directors and shareholders). Such employment agreements were subsequently amended on October 1, 2008 (in the case of the Company’s CEO) and March 28, 2011 (in the case of both the president and the CEO). Pursuant to these employment agreements, as amended on March 28, 2011, each officer was entitled to a monthly gross salary of $15,367. Each officer was also entitled to certain social and fringe benefits as set forth in the employment agreements, which totaled 25% of their gross salary, as well as a company car. Each officer was also entitled to a minimum bonus equivalent to three monthly gross salary payments based on achievement of objectives and board of directors’ approval. If such officer’s employment was terminated with or without cause, he was entitled to at least six months’ prior notice, and would have been paid his salary and all social and fringe benefits in full during such notice period.

On April 1, 2011, the employment agreements with the Company’s president and CEO were terminated and the Company entered into consulting agreements with the Company’s president and CEO for a monthly consultancy fee of $21,563 each.

At the request of the compensation committee, the Company’s CEO and president agreed, effective as of December 1, 2011, to be treated as employees for purposes of paying their salary and benefits, rather than as consultants under their consulting agreements. In addition, the Company’s CEO and president agreed to formally terminate their consulting agreement upon the execution of an employment agreement with the Company on substantially the same terms as their consultancy agreements. A new employment agreement, however, was never executed with either party.

On June 1, 2012, the president of the Company resigned. In connection with his resignation, effective June 1, 2012, he remains on the Company’s board of directors. In connection with the resignation, the Company and the president entered into a consulting agreement, pursuant to which, among other things, the president agreed to provide the Company with consulting services for a period of six months, terminating on November 30, 2012, in exchange for payments by the Company of $20 thousand per month.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

e.	During the second half of 2008, InspireMD Ltd. decreased the salaries for most of its employees due to the economic slowdown. InspireMD Ltd. also decreased the salaries of the former president and the CEO. Their salaries were decreased 25%, and an additional 25% was accrued and recorded in “Accounts payable-trade.” The accrued amounts were fully paid as of December 31, 2010.

In September 2009, the 25% decrease in salaries described above was cancelled.

f.	InspireMD Ltd. entered into a license agreement to use a unique stent design developed by an American company owned by a former director of InspireMD Ltd. (“MGuard Prime”). See Note 9b.

g.	Certain directors of the Company were granted options to purchase shares of the Company’s common stock. See Note 10.

h.	Balances with related parties:

	June 30	December 31
	2012	2011	2010
	($ in thousands)
Current liabilities:
Trade payable	$-	$2	$3
Other accounts payable	$45	$22	$121
Loans from shareholders	$-	$-	$20

i.	Transactions with related parties:

	6 month period ended	Year ended December 31
	June 30, 2012	2011	2010	2009
	($ in thousands)
Expenses:
Share-based compensation	$1,365	$8,212	$236	$-
Salaries and related expenses	$261	$147	$241	$152
Consulting fees	$105	$445	$226	$194
Financial expenses				$1
Rent income	$(2)	$(16)	$(15)	$(13)

NOTE 9 - COMMITMENTS AND CONTINGENT LIABILITIES

a.	Lease commitments:

1)	The Company is a party to two lease agreements for its facilities, which expire in March 2014 and December 2014. The Company has the option, under both agreements, to extend the agreements for two additional two year periods, for a total of four years each.

Rent expense included in the Consolidated Statements of Operations totaled approximately $167 for the six month period ended June 30, 2012, and $119 thousand, $131 thousand and $126 thousand for the years ended December 31, 2011, 2010 and 2009, respectively.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2012, the aggregate future minimum lease obligations for office rent under non-cancelable operating lease agreements were as follows:

($ in thousands)
Year Ended June 30:
2013	$345
2014	320
2015	122
$787

2)	The Company leases its motor vehicles under non-cancelable operating lease agreements.

As of June 30, 2012, the aggregate future minimum lease obligations for motor vehicles under non-cancelable operating lease agreements were as follows:

($ in thousands)
Year Ended June 30:
2013	$58
2014	46
2015	22
$126

b.	License Agreement:

In March 2010, the Company entered into a new license agreement to use MGuard Prime, a unique stent design developed by an American company owned by a former director of InspireMD Ltd. According to the agreement, the licensor is entitled to receive 7% royalties for sales outside the U.S. and inside the U.S. as follows: 7% royalties for the first $10 million of net sales and 10% royalties for net sales exceeding the first $10 million. Royalties accrued for these sales are included in “Accounts payable and accruals -Other.” Royalties expenses for the six month period ended June 30, 2012 and the year ended December 31, 2011 amounted to $136 thousand and $39 thousand, respectively.

c.	Liens and pledges

1)	The Company’s obligations under the 2012 Convertible Debentures (Note 6) are secured by a first priority perfected security interest in all of the assets and properties of the Company and InspireMD Ltd., including the stock of InspireMD Ltd. and InspireMD GmbH.

2)	As of June 30, 2012, the Company had fixed liens amounting to $37 thousand to Bank Mizrahi in connection with the Company’s credit cards.

d.	Litigation:

The Company is a party to various claims arising in the ordinary course of its operations in the aggregate amount of $10 thousand. The Company has not recorded an expense provision related to damages in connection with these matters because management, after considering the views of its legal counsel as well as other factors, is of the opinion that a loss to the Company is neither probable nor in an amount or range of loss that is estimable.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In February 2011, representatives of a third party indicated that they intended to seek damages from the Company in connection with certain finders’ fees that they claim are owed to them. The claimants’ demand was for approximately $1 million. The claimants’ most recent settlement demand, conveyed in April 2011, was for a total of $250 thousand in cash and 250,000 shares of the Company common stock. To date, no lawsuit has been filed and the Company has not accrued a provision in connection with this matter because the Company’s management, after considering the views of its legal counsel as well as other factors, is of the opinion that a loss to the Company is neither probable nor in an amount or range of loss that is estimable.

In November 2010, a former senior employee submitted a claim against the Company in the total amount of $430 thousand and options to purchase 2,029,025 shares of the Company’s common stock at an exercise price of $0.001 per share in the Magistrate’s Court in Tel Aviv, claiming unpaid back wages and commissions. The fair value of those options was valued using the Black-Scholes valuation model at $2.5 million as of the period he claimed to be entitled to the options. In June 2012, the parties reached a settlement agreement for a payment of $88 thousand by the Company to the plaintiff and following the a mutual petition filed by the parties , on July 6, 2012 the Labor Court dismissed the claim. As of June 30, 2012, a provision of $88 thousand was included in the Company’s Consolidated Financial Statements.

In November 2010, an alleged founder and former legal advisor of the Company submitted a claim against the Company for options to purchase 496,056 shares of the Company’s common stock at an exercise price of $0.001 per share in the Magistrate’s Court in Tel Aviv. The fair value of those options was estimated using the Black-Scholes valuation model at $134 thousand as of the grant date. It was during 2005 and 2006 that the Company first became aware of the events that gave rise to this litigation. Also, during this time, the Company had discussions with the plaintiffs on an informal basis. The Company’s management, after considering the views of its legal counsel as well as other factors, recorded a share-based compensation expense of $134 thousand in 2006, in respect of services allegedly provided in 2005 and 2006.

In November 2010, a former legal advisor of the Company submitted in the Magistrate’s Court in Tel Aviv a claim against the Company in the total amount of $53 thousand due to an alleged breach of employment promise. It was during 2005 and 2006 that the Company first became aware of the events that gave rise to this litigation. Also during this time, the Company had discussions with the plaintiff on an informal basis. The Company’s management, after considering the views of its legal counsel as well as other factors, recorded a provision of $53 thousand in 2006.

With respect to the two claims against the Company submitted by an alleged founder and former legal advisor of the Company in November 2010, described above, following a mediation held in January 2012, the parties reached the following settlement agreement: (i) the plaintiff shall be the owner of options to purchase 194,786 shares of common stock of the Company and withdraw their claim for the remaining 301,272 options; and (ii) the Company would withdraw its counterclaim against the plaintiff. In January 2012, the District Court in Tel Aviv approved the settlement and a corresponding judgment was given by the court. Following the settlement agreement, as of December 31, 2011, the provision in the amount of $53 thousand was reversed.

In February 2011, a service provider submitted a claim against the Company in the amount of $327 thousand in the Magistrate’s Court in Tel Aviv, claiming a future success fee and commission for assistance in finding the Company’s distributor in Brazil. The Company’s management, after considering the views of its legal counsel as well as other factors, recorded a provision of $327 thousand in the financial statements in the first quarter of 2011. The related expense has been recorded to “General and administrative” within the Consolidated Statements of Operations. On October 5, 2011, the Company filed a counter claim against the plaintiff in the amount of $29 thousand.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In August 2011, a former senior employee submitted to the Regional Labor Court in Tel Aviv a claim against the Company for (i) compensation of $118 thousand and (ii) a declaratory ruling that he is entitled to exercise 486,966 options to purchase shares of the Company’s common stock at an exercise price of $0.001 per share. After consulting with its legal advisor, the Company is unable to assess the probable outcome of this claim.

In November 2011, a previous service provider of InspireMD Ltd. submitted to the Magistrate Court in Tel Aviv a claim against the Company, InspireMD Ltd. and the Company’s President and the Company’s CEO for a declaratory ruling that it is entitled to convert options to purchase 13,650 of InspireMD Ltd.’s ordinary shares at an exercise price of $3.67 per share into options to purchase 110,785 shares of the Company’s common stock at an exercise price of $0.45 per share, and to convert options to purchase 4,816 of InspireMD Ltd.’s ordinary shares at an exercise price of $10 per share into options to purchase 39,087 shares of the Company’s common stock at an exercise price of $1.23 per share. On July 30, 2012, the parties held a mediation which resulted in a settlement agreement according to which the Company paid $7 thousand plus value added taxes to the plaintiff and the plaintiff waived all of his claims to any options and agreed to the irrevocable dismissal of the above mentioned claim. On August 5, 2012, the court approved the settlement and dismissed the claim.

In December 2011, a statement of claim against the Company was submitted by an alleged finder of the Company, regarding 584,357 options to purchase the Company’s shares. The Company filed its defense in this case on March 11, 2012. The Company and the plaintiff agreed to refer the case to mediation. A second hearing in this case was set for September 20, 2012. After consulting the views of its legal counsel as well as other factors, the Company is unable to assess the probable outcome of this claim.

In July 2012, a purported assignee of options in InspireMD Ltd. submitted a statement of claim against the Company, InspireMD Ltd., and the Company’s CEO and former President for a declaratory and enforcement order that it is entitled to options to purchase 334,546 shares of the Company’s common stock at an exercise price of $0.19 per share. The Company must file its defense to the abovementioned claim by September 30, 2012. After consulting the views of its legal counsel as well as other factors, the Company is unable to assess the probable outcome of this claim.

NOTE 10 – EQUITY (CAPITAL DEFICIENCY)

a.	Share capital

As of June 30, 2012, the Company has authorized 130,000,000 shares of capital stock, par value $0.0001 per share, of which 125,000,000 are shares of common stock and 5,000,000 are shares of “blank check” preferred stock.

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

As of June 30, 2012, the Company had yet to effect the Reverse Stock Split.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

As part of the Private Placement, certain holders of the 2010 Convertible Debentures surrendered $667,596 of outstanding principal and interest due under the 2010 Convertible Debentures in exchange for 445,064 shares of common stock and warrants to purchase an aggregate of 225,532 shares of common stock. The number of shares of common stock and warrants issued in connection with the Debt Conversions are included in the aggregate figures for the Private Placement. As a result, the Company received aggregate cash proceeds of $9,013,404 in the Private Placement.

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

As it appeared unlikely that the Company would satisfy the revenue threshold set forth above, on November 16, 2011, the Company’s board of directors approved the release of the 1,015,622 shares of common stock and warrants to purchase 832,500 shares of common stock then held in escrow in order to immediately increase the Company’s public float.

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

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Private Placement, the Company paid placement agent fees of approximately $300 thousand and issued five-year warrants to purchase 373,740 shares of the Company’s common stock at an exercise price of $1.80 per share to the placement agent. The fair value of the warrants is $212 thousand.

During the first quarter of 2011 and prior to the Share Exchange, InspireMD Ltd. raised approximately $990 thousand and issued approximately 803,000 ordinary shares through private placements.

On April 18, 2011, the Company issued 666,667 shares of its common stock and five-year warrants to purchase 333,333 shares of the Company’s common stock at an exercise price of $1.80 per share, for an aggregate purchase price of $1,000 thousand, in a private placement.

On April 18, 2011, the Company issued 283,334 shares of its common stock and five-year term warrants to purchase 141,667 shares of the Company’s common stock at an exercise price of $1.80 per share, for an aggregate purchase price of $425 thousand, in a private placement.

In connection with the above-referenced transactions from April 18, 2011, the Company paid placement agent fees of approximately $471 thousand, which were recorded as issuance costs, and five-year term warrants to purchase 57,000 shares of the Company common stock at an exercise price of $1.80 per share to the placement agent. The fair value of those warrants, amounting to $67 thousand, is estimated using the Black-Scholes valuation model.

On April 21, 2011, the Company issued 33,333 shares of its common stock, and five-year term warrants to purchase 16,667 shares of the Company’s common stock at an exercise price of $1.80 per share, for an aggregate purchase price of $50 thousand, in a private placement.

c.	Share-Based Compensation

1.	On March 28, 2011, the board of directors and stockholders of the Company adopted and approved the InspireMD, Inc. 2011 UMBRELLA Option Plan (the “Umbrella Plan”). Under the Umbrella Plan, the Company reserved 9,468,100 shares of the Company’s common stock as awards to the employees, consultants, and service providers to the Company and its subsidiaries and affiliates worldwide. At a special meeting of stockholders of the Company held on October 31, 2011, the stockholders approved an amendment to the Umbrella Plan to add an additional 5,531,900 shares of common stock for a total of 15,000,000 shares.

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

U.S. federal income tax consequences relating to the transactions described under the Umbrella Plan are set forth in Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”) and treasury regulations in 2004 to regulate all types of deferred compensation. If the requirements of Section 409A of the Code are not satisfied, deferred compensation and earnings thereon will be subject to tax as it vests, plus an interest charge at the underpayment rate plus 1% and a 20% penalty tax. Certain stock options and certain types of restricted stock are subject to Section 409A of the Code.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the current Section 102 of the Ordinance, which came into effect on January 1, 2003, options may be granted through a trustee (i.e., Approved 102 Options) or not through a trustee (i.e., Unapproved 102 Options).

2.	On July 11, 2011, the board of directors of the Company appointed Mr. Sol J. Barer as a new director (“Director A”), with a term expiring at the Company’s 2012 annual meeting of stockholders. In connection with his appointment, Director A was granted an option to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $1.50 per share (the “$1.50 Option”). The $1.50 Option was exercisable immediately until September 30, 2011. In calculating the fair value of the $1.50 Option, the Company used the following assumptions: dividend yield of 0% and expected term of 0.11 years; expected volatility of 53%; and risk-free interest rate of 0.17%.

In addition, in connection with his appointment, Director A was granted an option to purchase 500,000 shares of common stock at an exercise price of $2.50 per share, the closing price of the common stock on the date of grant (the “$2.50 Option”), subject to the terms and conditions of the 2011 US Equity Incentive Plan under the Umbrella Plan. The $2.50 Option vests and becomes exercisable in three equal annual installments beginning on the one-year anniversary of the date of grant, provided that in the event that Director A is either (i) not reelected as a director at the Company’s 2012 annual meeting of stockholders, or (ii) not nominated for reelection as a director at the Company’s 2012 annual meeting of stockholders, the option vests and becomes exercisable on the date Director A fails to be reelected or nominated. The $2.50 Option has a term of 10 years from the date of grant. In calculating the fair value of the $2.50 Option, the Company used the following assumptions: dividend yield of 0% and expected term of 5.5-6 years; expected volatility of 62%-63%; and risk-free interest rate of 1.67%-1.85%.

The fair value of the options granted to Director A, using the Black-Scholes option pricing model, was approximately $1.7 million.

On September 28, 2011, Director A exercised the $1.50 Option to purchase 1,000,000 shares of common stock, resulting in gross proceeds to the Company of $1,500 thousand.

On November 16, 2011, the Company’s board of directors approved the appointment of Director A as the chairman of the board of directors. In connection with his appointment as chairman of the board of directors, the Company issued Director A 2,900,000 shares of common stock and an option to purchase 2,900,000 shares of common stock at an exercise price of $1.95 per share, the closing price of the common stock on the date of grant. The fair value of the granted shares is approximately $5.7 million and was recorded as an expense in the Consolidated Financial Statements ended December 31, 2011. In calculating the fair value of these options, the Company used the following assumptions: dividend yield of 0% and expected term of 5.5 years; expected volatility of 61.6%; and risk-free interest rate of 1.07%. The options have terms of 10 years from the date of grant, and the vesting terms are as follows: tranche A vests and become exercisable in twenty four equal monthly installments, tranches B and C vest and become exercisable upon meeting certain performance conditions. The fair value of the options, using the Black-Scholes option-pricing model was approximately $3.1 million.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On June 18, 2012, the Company’s board of directors approved the extension of the date by which the conditions to the vesting of tranches B and C must occur. As of this date the performance condition of tranche B was deemed probable and the performance condition of tranche C was deemed not probable. The Company continues to record expense related to tranche B, in accordance with the fair value that was caculated at the grant date. Tranche C was treated as a new grant, and the Company calculated the fair value of the new grant on the date of the extension using the following assumptions: dividend yield of 0% and expected term of 5 years; expected volatility of 66%; and risk-free interest rate of 0.69%. The fair value using the Black-Scholes option-pricing model was approximately $192 thousand.

3.	On August 5, 2011 and effective August 8, 2011, the Board appointed another two new directors ( “Director B” and “Director C”). Director B was appointed for a term expiring at the Company’s 2012 annual meeting of stockholders and Director C was appointed for a term expiring at the Company’s 2013 annual meeting of stockholder. In connection with their appointment, the directors were each granted an option to purchase shares of common stock at an exercise price of $1.95 per share, the closing price of the common stock on the date of grant (the “$1.95 Options”). The grant to Director B was for 100,000 shares and is subject to the terms and conditions of the 2011 US Equity Incentive Plan.

The grant to Director C was for 25,000 shares and is subject to the 2006 Employee Stock Option Plan, a sub-plan of the Company’s 2011 Umbrella Option Plan. The $1.95 Options vests and become exercisable in two equal annual installments beginning on the one-year anniversary of the date of grant. In the case of Director B’s option, in the event that Director B is either (i) not reelected as a director at the Company’s 2012 annual meeting of stockholders, or (ii) not nominated for reelection as a director at the Company’s 2012 annual meeting of stockholders, the option vests and becomes exercisable on the date of Director B’s failure to be reelected or nominated. In the case of Director C’s option, in the event that Director C is required to resign from the board due to medical reasons, the option vests and becomes exercisable on the date of Director C’s resignation for medical reasons. The $1.95 Options have terms of 10 years from the date of grant.

In calculating the fair value of the $1.95 Options, the Company used the following assumptions: dividend yield of 0% and expected term of 3-4 years; expected volatility of 67%-70%; and risk-free interest rate of 0.45%-0.78%.

The fair value of the options granted to the above-mentioned new directors, using the Black-Scholes option-pricing model, is approximately $118 thousand.

4.	On August 5, 2011, options to purchase 324,644 shares of common stock were granted to former directors at a cash exercise price of $1.23 per share replacing options to purchase 324,644 shares of common stock held by former directors that expired during the second quarter of 2011. The options had terms of five years. In calculating the fair value of the options, the Company used the following assumptions: dividend yield of 0% and expected term of 3.5 years; expected volatility of 69%; and risk-free interest rate of 0.62%.

The fair value of the options granted to the former directors, using the Black-Scholes option-pricing model, is approximately $424,000.

5.	During 2011, the Company entered into investor relations consulting agreements with investor relations companies to provide investor relations services. Pursuant to the consulting agreements, in addition to monthly fees in a range of $3,000 to $16,500, the Company issued to the investor relations companies:

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

•	a one-year warrant to purchase 81,161 shares of common stock of the Company at an exercise price of $1.23 per share, valued at $21 thousand;
•	50,000 restricted shares of the Company’s common stock, valued at $62 thousand, and a five-year warrant to purchase 50,000 shares of common stock of the Company at an exercise price of $1.50 per share, valued at $30 thousand; and
•	25,000 shares of the Company’s common stock, valued at $68.75 thousand.

The Company recorded share-based compensation expenses of $181.75 thousand related to these issuances.

6.	On January 30, 2012, the Company appointed a new director (“Director D”) to its board of directors. In connection with his appointment, the Company issued Director D an option to purchase 100,000 shares of its common stock, which will vest one-third annually in 2013, 2014 and 2015 on the anniversary of the date of grant, provided that if he is (i) not reelected as a director at our 2014 annual meeting of stockholders, or (ii) not nominated for reelection as a director at our 2014 annual meeting of stockholders, the option vests and becomes exercisable on the date of such failure to be reelected or nominated.

Incalculating the fair value of these options, the Company used the following assumptions: dividend yield of 0% and expected term of 5.5-6.5 years; expected volatility of 58-60%; and risk-free interest rate of 1.01-1.26%. The options have terms of 10 years from the date of grant, and the fair value of the options, using the Black-Scholes option-pricing model, was approximately $106,000.

7.	On June 18, 2012 the Company’s board of directors issued Directors A, B, C and D options to purchase 50,000 shares of common stock at an exercise price of $0.79 per share, the closing price of the common stock on the date of grant. In calculating the fair value of these options, the Company used the following assumptions: dividend yield of 0% and expected term of 5.5-6.5 years; expected volatility of 65%-66%; and risk-free interest rate of 0.78%-0.97%. The options have terms of 10 years from the date of grant, and become exercisable in three equal annual installments. The fair value of the options, using the Black-Scholes option-pricing model, was approximately $23 thousand each.

8.	As of June 30, 2012, the Company had reserved 5,331,867 ordinary shares for issuance under the plans as described above. The following table summarizes information about warrants and share options to employees:

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	6 month period ended		Year Ended December 31,
	June 30, 2012		2011		2010		2009
	Number of warrants and options	Weighted average exercise price	Number of warrants and options	Weighted average exercise price	Number of warrants and options	Weighted average exercise price	Number of warrants and options	Weighted average exercise price
Outstanding - beginning of period	8,071,024	$1.4	3,502,097	$0.69	2,057,430	$0.65	2,447,166	$0.53
Granted*	1,335,000	0.89	6,292,416	1.92	1,785,543	0.62	227,251	0.79
Forfeited	(121,684)	1.59	(723,489)	1.68	(340,876)	0.65	(158,264)	0.85
Exercised	-	-	(1,000,000)	1.5	-	-	(458,723)	-
Outstanding -end of period	9,284,331	1.32	8,071,024	$1.4	3,502,097	$0.69	2,057,430	$0.65
Exercisable at the end of the period	3,616,433	$0.88	2,868,463	$0.71	2,204,536	$0.74	1,034,129	$0.3

* Including 40,000 and 1,450,000 options with performance conditions in the period ended June 30, 2012 and the year ended December 31, 2011, respectively. See Note 2m.

The following table summarizes information about warrants and share options to non-employees:

	6 month period ended		Year Ended December 31,
	June 30, 2012		2011		2010		2009
	Number of warrants and options	Weighted average exercise price	Number of warrants and options	Weighted average exercise price	Number of warrants and options	Weighted average exercise price	Number of warrants and options	Weighted average exercise price
Outstanding - beginning of period	8,402,024	$0.98	4,697,606	$0.39	3,739,908	$0.2	3,382,142	$0.1
Granted*	531,446	1.24	3,963,322	1.48	1,079,440	1.21	357,766	1.07
Forfeited	(437,706)	0.59	(258,904)	0.62	(121,742)	-	-	-
Exercised	-	-	-	-	-	-	-	-
Outstanding - end of period	8,495,764	$0.95	8,402,024	$0.98	4,697,606	$0.39	3,739,908	$0.2
Exercisable at the end of the period	8,226,841	$0.94	8,199,858	$0.96	4,635,583	$0.4	3,439,944	$0.12

* Including 77,915 and 97,394 options with performance conditions in the period ended June 30, 2012 and the year ended December 31, 2011, respectively. See Note 2m.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table provides additional information about all warrants and options outstanding and exercisable:

	Outstanding as of June 30, 2012
Exercise price	Warrants and options outstanding	Weighted average remaining contractual life (years)	Warrants and options exercisable
0-0.001	3,906,137	4.72	3,703,236
0.183	205,012	3.41	205,012
0.188	334,545	3.73	334,545
0.73	505,000	9.92
0.79	390,000	9.97
0.8	300,000	9.9
0.99	584,357	5.76	584,357
1.23	3,450,326	4.59	2,939,562
1.5	3,139,232	3.79	2,719,357
1.725	14,608	6.5	14,608
1.75	81,161	3.92	27,054
1.8	752,717	4.2	752,717
1.93	215,000	3.94	66,666
1.95	3,347,000	9.38	483,333
2.00	40,000	4.18
2.1	10,000	9.5
2.5	500,000	9.04
2.6	5,000	3.98	1,667
	17,780,095	5.85	11,843,274

The weighted average of the remaining contractual life of total vested and exercisable warrants and options as of June 30, 2012 is 4.46 years.

The aggregate intrinsic value of the total exercisable warrants and options as of June 30, 2012 is $4,440 thousand.

The total intrinsic value of options exercised was $800 thousand for the year ended December 31, 2011. No options were exercised during the six month period ended June 30, 2012, and the years ended December 31, 2010 and December 31, 2009.

The weighted average fair value of warrants and options granted was approximately $0.59 for the six month period ended June 30, 2012, and $0.89, $0.82 and $0.96 for the years ended December 31, 2011, 2010 and 2009, respectively. The weighted average fair value of warrants and options granted was estimated using the Black-Scholes option-pricing model.

9.	The following table sets forth the assumptions that were used in determining the fair value of options granted to employees for the six month period ended June 30, 2012, as well as the years ended December 31, 2011, 2010 and 2009:

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	6 months ended	Year ended December 31
	June 30, 2012	2011	2010	2009
Expected life	5.5-6.5 years	0.17-6.5 years	5.25-6 years	5.54-6 years
Risk-free interest rates	0.7%-1.3%	0.03%-2.79%	1.7%-2.69%	1.7%-2.49%
Volatility	58%-66%	55%-79%	79%-80%	75%-79%
Dividend yield	0%	0%	0%	0%

The following table sets forth the assumptions that were used in determining the fair value of warrants and options granted to non-employees for the six month period ended June 30, 2012, as well as the years ended December 31, 2011, 2010 and 2009:

	6 month period ended	Year ended December 31
	June 30, 2012	2011	2010	2009
Expected life	2-10 years	1-10 years	9.7-10 years	9-10 years
Risk-free interest rates	0.3%-1.47%	1.02%-3.39%	2.65%-3.01%	3.4%-3.59%
Volatility	47%-65%	53%-62%	87%	86%-91%
Dividend yield	0%	0%	0%	0%

The Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. Accordingly, as to plain vanilla options granted, the expected term was determined using the simplified method, which takes into consideration the option’s contractual life and the vesting periods (for non-employees, the expected term is equal to the option’s contractual life).

The Company estimates its forfeiture rate based on its employment termination history, and will continue to evaluate the adequacy of the forfeiture rate based on analysis of employee turnover behavior and other factors (for non-employees the forfeiture rate is nil). The annual risk-free rates are based on the yield rates of zero coupon non-index linked U.S. Federal Reserve treasury bonds as both the exercise price and the share price are in dollar terms.  The Company’s expected volatility is derived from a blended volatility, based on its historical data and that of a peer group of public companies.

10.	As of June 30, 2012, the total unrecognized compensation cost on employee and non-employee stock options, related to unvested stock-based compensation, amounted to approximately $2,745 thousand. This cost is expected to be recognized over a weighted-average period of approximately 1.96 years. This expected cost does not include the impact of any future stock-based compensation awards.

The following table summarizes the allocation of total share-based compensation expense in the Consolidated Statements of Operations:

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	6 months ended	Year ended December 31
	June 30, 2012	2011	2010	2009
	($ in thousands)
Revenue	$68	$-	$-	$-
Cost of revenues	35	350	160	49
Research and development	206	267	536	356
Sales and marketing	181	431	55	92
General and administrative	1,454	8,542	869	65
	$1,944	$9,590	$1,620	$562

The Company recorded $62 thousand of share-based compensation as part of Property, Plant and Equipment in the year ended December 31, 2011

d.	Acquisition and cancellation of shares

Following a settlement agreement signed on June 5, 2011, the Company issued 18,785 shares of common stock. The Company issued a stock certificate in the name of the plaintiff for such shares for the Company to hold in trust pending consummation of the settlement terms under the settlement agreement. On June 10, 2012, both parties agreed to amend the settlement agreement to provide that the Company would pay $24 thousand rather than issue the shares. Whereas the shares were never released to the plaintiff, and both parties agreed to cancel the share certificate evidencing the shares, the Company cancelled the shares and recorded $21 thousand as a deduction from equity. The difference was recorded as “General and administrative” based on the cash amount paid net of the fair value of the cancelled shares as of the cancellation date.

e.	On April 5, 2012, the Company issued the 2012 Convertible Debenture and 2012 Warrants to purchase an aggregate of 3,343,465 shares of its common stock at an exercise price of $1.80 per share in a private placement transaction. See Note 6.

NOTE 11 - TAXES ON INCOME

a.	Tax laws applicable to the Company and its subsidiaries

Taxation in the United States

InspireMD, Inc. is taxed under U.S. tax laws.

Taxation in Israel

InspireMD Ltd. is taxed under the Israeli Income Tax Ordinance.

On December 6, 2011, the "Tax Burden Distribution Law" Legislation Amendment (2011) was published in the Official Gazette. Under this law, the previously approved gradual decrease in the corporate tax rate was cancelled. The Corporate tax rate will increase to 25% beginning 2012.

Taxation in Germany

InspireMD GmbH is taxed according to the tax laws in Germany. Accordingly, the applicable tax rates are corporate tax rate of 15.825% and trade tax rate of 12.075%.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

b.	Tax benefits under the Law for the Encouragement of Capital Investments, 1959 (the "Law"):

1.	InspireMD Ltd. has been granted a “Beneficiary Enterprises” status under the Investment Law including Amendment No. 60 thereof, which became effective in April 2005.

The tax benefits derived from any such Beneficiary Enterprise relate only to taxable profits attributable to the specific program of investment to which the status was granted.

The main benefit, to which InspireMD Ltd. is entitled, conditional upon the fulfilling of certain conditions stipulated by the above law, is a two-year exemption and five to eight years of reduced tax rate of 10% to 25% from tax on income derived from their production facilities in Israel. The tax benefit period is twelve years from the years of implementation.

The tax-exempt income attributable to the “Beneficiary Enterprises” can be distributed to shareholders without imposing tax liability on the Company only upon the complete liquidation of the Company. In the event of a distribution of such tax-exempt income as a cash dividend in a manner other than in the complete liquidation of the Company, the Company will be required to pay tax at the rate of 10% to 25% on the amount distributed. In addition, these dividends will be subject to 15% withholding tax.

Should InspireMD Ltd. derive income from sources other than the “Beneficiary Enterprises” during the period of benefits, such income shall be taxable at the regular corporate tax rate.

2.	Conditions for entitlement to the benefits

The entitlement to the above benefits is conditional upon InspireMD Ltd. fulfilling the conditions stipulated by the law, regulations published thereunder and the instruments of approval for the specific investments in approved assets. In the event of failure to comply with these conditions, the benefits may be cancelled InspireMD Ltd. may be required to refund the amount of the benefits, in whole or in part, with the addition of interest.

3.	Amendment of the Law for the Encouragement of Capital Investments, 1959

The Israeli Law for Encouragement of Capital Investments, 1959 was amended as part of the Economic Policy Law for the years 2011-2012, which was passed in the Knesset (the Israeli parliament) on December 29, 2010. The amendment became effective as of January 1, 2011.

The amendment set alternative benefit tracks to the ones then in place, as follows: (i) an investment grants track designed for enterprises located in national development zone A and (ii) two new tax benefits tracks (for preferred enterprises and for special preferred enterprises), which provide for application of a unified tax rate to all preferred income of the company, as defined in the amendment.

The tax rates at company level, under the law, were as follows:

Years	Development Zone A	Other Areas in Israel

“Preferred enterprise”
2011-2012	10%	15%
2013-2014	7%	12.5%
2015 and thereafter	6%	12%
“Special Preferred Enterprise” commencing 2011	5%	8%

The benefits granted to the preferred enterprises were to be unlimited in time, unlike the benefits granted to special preferred enterprises, which were to be limited for a period of 10 years. The benefits were to be granted to companies that qualified under criteria set in the amendment; for the most part, those criteria were similar to the criteria that were set in the law prior to its amendment.

Under the transitional provisions of the amendment, an Israeli company was allowed to continue to enjoy the tax benefits available under the law prior to its amendment until the end of the period of benefits, as defined in the law. The company was allowed to set the “year of election” no later than tax year 2012, provided that the minimum qualifying investment commenced not later than the end of 2010. On each year during the period of benefits, the company would have been able to opt for application of the amendment, thereby making available to itself the tax rates above. Company’s opting for application of the amendment was irrecoverable.

c.	Carry forward tax losses

As of June 30, 2012, InspireMD Ltd. had a net carry forward tax loss of approximately $18 million. Under Israeli tax laws, the carry forward tax losses can be utilized indefinitely. InspireMD, Inc. had a net carry forward tax loss of approximately $10 million. Under U.S. tax laws, InspireMD, Inc.’s tax losses can be utilized two years back and twenty years forward. InspireMD, Inc.'s carry forward tax losses will begin to expire on June 30, 2031.

d.	Tax assessments

The Company and its subsidiaries have not been assessed for tax purposes since incorporation.

e.	Loss before income taxes

The components of loss before income taxes are as follows:

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	6 month period ended	Year ended December 31
	June 30, 2012	2011	2010	2009
	($ in thousands)
Profit (loss) before taxes on income:
InspireMD, Inc.	$(2,226)	$(7,029)	$-	$-
InspireMD Ltd.	(4,814)	(7,636)	(3,115)	(2,624)
InspireMD GmbH	(9)	2	(258)	(53)
	$(7,049)	$(14,663)	$(3,373)	$(2,677)

Current taxes on income

Tax expenses in the amount of $32 thousand for the six month period ended June 30, 2012, and $2, $47 thousand and $47 thousand thousand for the years ended December 31, 2011, 2010 and 2009, respectively, are related to non-U.S. operations.

Following is a reconciliation of the theoretical tax expense, assuming all income were taxed at the regular tax rates applicable to the Company in the U.S. (see c above), and the actual tax expense:

	6 month period ended	Year ended December 31
	June 30, 2012	2011	2010	2009
	($ in thousands)
Loss before taxes on income, as reported in the statements of operations	$7,049	$14,663	$3,373	$2,677
Theoretical tax benefit	(2,397)	(4,985)	(1,147)	(910)
Increase in tax benefit resulting from permanent differences	863	601	431	92
Increase (decrease) in taxes on income resulting from the computation of deferred taxes at a rate which is different from the theoretical rate		(116)	62	24
Increase (decrease) in uncertain tax positions - net		(60)	30	30
Decrease in theoretical tax benefit resulting from subsidiaries different tax rate	434	1,385	304	214
Change in corporate tax rates, see c above		(545)	-	481
Change in valuation allowance	1,132	3,722	367	116
	$32	$2	$47	$47

As of June 30, 2012, as well as December 31, 2011, 2010 and 2009, the Company determined that it was more likely than not that the benefit of the operating losses would not be realized and consequently, management concluded that full valuation allowances should be established regarding the Company’s deferred tax assets.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The changes in the valuation allowance for the six month period ended June 30, 2012 and years ended December 31, 2011 and 2010 were as follows:

	6 month period ended	Year ended December 31
	June 30, 2012	2011	2010	2009
	($ in thousands)
Balance at the beginning of the year	$6,918	$3,196	$2,829	$2,713
Changes during the year	1,132	3,722	367	116
Balance at the end of the year	$8,050	$6,918	$3,196	$2,829

f.	Accounting for Uncertain Tax position

Following is a reconciliation of the total amounts of the Company’s unrecognized tax benefits during the six month period ended June 30, 2012, as well as the years ended December 31, 2011 and 2010:

	6 month period ended	Year ended December 31
	June 30, 2012	2011	2010	2009
	($ in thousands)
Balance at beginning of period	$-	$60	$30	$0
Increase in unrecognized tax benefits as a result of tax positions taken during the year			30	30
Decrease in unrecognized tax benefits as a result of tax positions taken during a prior year		(60)
Balance at end of period	$-	$-	$60	$30

All of the above amounts of unrecognized tax benefits would affect the effective tax rate if recognized.

A summary of open tax years by major jurisdiction is presented below:

Jurisdiction	Years
U.S.	2008-2011
Israel	2006-2011
Germany	2008-2011

The Company and its subsidiaries applied for a change of fiscal year for its tax filings to end in June 30, 2012 in the different territories.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

g.	Deferred income tax:

	6 month period ended	Year ended December 31
	June 30, 2012	2011	2010
	($ in thousands)
Short-term:
Allowance for doubtful accounts	$54	$37	$36
Provision for vacation and recreation pay	70	69	38
	124	106	74
Long-term:
R&D expenses	746	522	531
Convertible debenture	(1,251)
Non cash issuance costs	89
Share-based compensation	693	276
Carry forward tax losses	7,631	6,000	2,582
Accrued severance pay, net	18	14	9
	7,926	6,812	3,122
Less-valuation allowance	(8,050)	(6,918)	(3,196)
	$-	$-	$-

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

Balance sheets:

a.	Accounts receivable:

		December 31,
	June 30, 2012	2011	2010
	($ in thousands)
1) Trade:
Open accounts	$2,039	$2,426	$998
Allowance for doubtful accounts	(215)	(142)	(146)
	$1,824	$2,284	$852
2) Other:
Due from government institutions	$124	$68	$56
Advance payments to suppliers	118	32
Fund in respect of employee right upon retirement			8
Miscellaneous	22	18	11
	$264	$118	$75

The changes in “Allowance for doubtful accounts” during the six month period ended June 30, 2012 and the years ended December 31, 2011 and 2010 are as follows:

	6 month period ended	Year ended December 31
	June 30, 2012	2011	2010	2009
	($ in thousands)
Balance at beginning of period	$142	$146	$6	$6
Additions during the period	78		140
Exchange rate differences	(5)	(4)
Balance at end of period	$215	$142	$146	$6

b.	Inventories:

		December 31,
	June 30, 2012	2011	2010
	($ in thousands)
Finished goods	$479	$741	$957
Work in process	1,115	1,044	573
Raw materials and supplies	150	276	174
	$1,744	$2,061	$1,704

As of June 30, 2012, the Company recorded a provision for slow moving inventory in the amount of $443 thousand.

c.	Inventory on consignment

The changes in inventory on consignment during the six months ended June 30, 2012, as well as the years ended December 31, 2011 and 2010, are as follows:

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	6 month period ended	Year ended December 31,
	June 30, 2012	2011	2010	2009
	($ in thousands)
Balance at beginning of period	$110	$371	$1,093	$1,423
Costs of revenues deferred during the period	20	110	326	421
Costs of revenues recognized during the period	(67)	(371)	(1,048)	(751)
Balance at end of period	$63	$110	$371	$1,093

As of June 30, 2012, December 31, 2011 and 2010, Inventory on consignment included an amount of $63 thousand, $110 thousand and $371 thousand, respectively, related to products sales for which product returns could not be reliably estimated, with the remainder relating to products sales for which returns were reliably estimated.

d.	Accounts payable and accruals-other:

		December 31,
	June 30, 2012	2011	2010
	($ in thousands)
Employees and employee institutions	$438	$376	$375
Accrued vacation and recreation pay	272	271	147
Accrued clinical trials expenses	607	124	35
Provision for sales commissions	194	213	36
Accrued expenses	1,197	930	561
Due to government institutions	22	3	100
Liability for employees rights upon retirement			7
Provision for returns	139	231	150
Taxes payable	56	69	98
	$2,925	$2,217	$1,509

e.	Deferred revenues

The changes in deferred revenues during the six month period ending June 30, 2012, and the years ended December 31, 2011 and 2010 are as follows:

	6 month period ended	Year ended December 31
	June 30, 2012	2011	2010	2009
	($ in thousands)
Balance at beginning of period	$-	$398	$1,975	$2,482
Revenue deferred during the period	25		320	616
Revenue recognized during the period	(15)	(398)	(1,897)	(1,123)
Balance at end of period	$10	$-	$398	$1,975

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Statements of Operation:

f.	Financial expenses (income), net:

	6 month period ended	Year ended December 31
	June 30, 2012	2011	2010	2009
	($ in thousands)
Bank commissions	$30	$63	$83	$18
Interest income	(9)	(36)	(1)	(1)
Exchange rate differences	(40)	177	(33)	30
Interest expense (including debt issuance costs)	1,232	730	105	221
Change in fair value of warrants and embedded derivatives	(1,322)
Redemption of beneficial conversion feature of convertible loan				(308)
	$(109)	$934	$154	$(40)

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - ENTITY WIDE DISCLOSURES

The Company operates in one operating segment.

Disaggregated financial data is provided below as follows:

(1) Revenues by geographic area and

(2) Revenues from principal customers.

Revenues are attributed to geographic areas based on the location of the customers. The following is a summary of revenues by geographic areas:

	6 month period ended	Year ended December 31
	June 30, 2012	2011	2010	2009
	($ in thousands)

Russia	$452	$360	$12	$203
Germany	285	298	507	191
India	120	1,083	-	-
Israel	60	730	119	-
Italy	179	313	390	668
Cyprus	10	60	7	337
Pakistan	-	5	193	477
Poland	140	268	1,446	-
Other	825	2,887	2,275	1,535
	$2,071	$6,004	$4,949	$3,411

By principal customers:

	6 month period ended	Year ended December 31
	June 30, 2012	2011	2010	2009
Customer A	22%	6%	-%	6%
Customer B	14%	5%	10%	6%
Customer C	6%	18%	-%	-%
Customer D	3%	12%	2%	-%
Customer E	9%	5%	8%	20%
Customer F	-%	1%	-%	10%
Customer G	-%	-%	4%	14%
Customer H	7%	4%	29%	-%

All tangible long lived assets are located in Israel.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – TRANSITION PERIOD COMPARATIVE DATA

	Six month period ended June 30,
	2012	2011 (unaudited)

	($ in thousands)
Operating Data:
Revenues	$2,071	$2,726
Cost of revenues	1,377	1,539
Gross Profit	694	1,187
Operating expenses:
Research and development	2,607	1,093
Selling and marketing	1,246	1,045
General and administrative (including $1,454 and $99 of share-based compensation for the six month periods ended June 30, 2012 and 2011, respectively)	3,999	2,391
Total operating expenses	7,852	4,529
Loss from operations	(7,158)	(3,342)
Financial expenses (income), net	(109)	787
Loss before income taxes	(7,049)	(4,129)
Tax expenses	32	20
Net loss	$(7,081)	$(4,149)
Net loss per share - basic and diluted	$(0.10)	$(0.07)

Weighted average number of ordinary shares used in computing net loss per share - basic and diluted	68,176,882	57,312,945
Cash Flow Data:
Net cash used by operating activities	$(4,363)	$(1,786)
Net cash used by investing activities	(200)	(144)
Net cash provided by financing activities	9,753	9,356
Effect of exchange rate changes on cash and cash equivalents		8
Net increase in cash and cash equivalents	$5,190	$7,434

NOTE 15 - SUBSEQUENT EVENTS:

On August 20, 2012, the Company announced that a multi-center randomized trial of its MGuard™ embolic protection stent demonstrated a positive outcome in treating patients suffering heart attacks when compared to commercially-approved bare metal or drug-eluting stents.

On August 1, 2012, the Company’s board of directors issued a consultant options with certain performance conditions to purchase 200,000 shares of common stock at an exercise price of $1.18 per share, the closing price of the common stock on the date of grant.

On August 27, 2012, the Company’s board of directors issued a member of the immediate family of the CEO options to purchase 243,483 shares of common stock at an exercise price of $1.45 per share, the closing price of the common stock on the date of grant.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On August 27, 2012, the Company's board of directors approved the extension of 121,740 options previously granted to a member of the immediate family of the CEO. Following the extension, the options can be exercised until September 30, 2014.

