Form 10-Q
period 2012-09-30
InspireMD, Inc.
filed 2012-11-02
CIK 1433607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

The number of shares of the registrant’s common stock, $0.0001 par value, outstanding as of November 1, 2012: 71,374,976.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INSPIREMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in thousands)

	September 30,	June 30,
	2012	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,297	$10,284
Restricted cash	37	37
Accounts receivable:
Trade, net	1,078	1,824
Other	408	264
Prepaid expenses	56	93
Inventory:
On hand	2,076	1,744
On consignment	22	63
Total current assets	11,974	14,309
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation and amortization	463	462
OTHER NON-CURRENT ASSETS:
Deferred debt issuance costs	874	961
Funds in respect of employees rights upon retirement	304	282
Total other non-current assets	1,178	1,243

Total assets	$13,615	$16,014

The accompanying notes are an integral part of the condensed consolidated financial statements.

INSPIREMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in thousands)

	September 30,	June 30,
	2012	2012

LIABILITIES AND EQUITY (CAPITAL DEFICIENCY)
CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	$556	$441
Other	2,628	2,925
Advanced payment from customers	169	174
Deferred revenues	10	10
Total current liabilities	3,363	3,550

LONG-TERM LIABILITIES:
Liability for employees rights upon retirement	394	354
Convertible loan	5,635	5,018
Contingently redeemable warrants	4,979	1,706
Total long-term liabilities	11,008	7,078
Total liabilities	14,371	10,628

EQUITY (CAPITAL DEFICIENCY):
Common stock, par value $0.0001 per share; 125,000,000 shares authorized; 68,596,903 and 68,160,161 shares issued and outstanding at September 30, 2012 and June 30, 2012.	7	7
Additional paid-in capital	50,464	49,101
Accumulated deficit	(51,227)	(43,722)
Total equity (capital deficiency)	(756)	5,386

Total liabilities and equity	$13,615	$16,014

The accompanying notes are an integral part of the condensed consolidated financial statements.

INSPIREMD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(U.S. dollars in thousands, except share and per share data)

	Three months ended
	September 30,
	2012	2011

REVENUES	$509	$1,986

COST OF REVENUES	230	801
GROSS PROFIT	279	1,185
OPERATING EXPENSES:
Research and development	946	547
Selling and marketing	402	302
General and administrative	2,212	2,486
Total operating expenses	3,560	3,335
LOSS FROM OPERATIONS	(3,281)	(2,150)
FINANCIAL EXPENSES, net:
Interest on convertible loan and revaluation of Contingently redeemable warrants	4,213
Other financial expenses	5	108
LOSS BEFORE TAX EXPENSES	(7,499)	(2,258)
TAX EXPENSES	7	25
NET LOSS	$(7,506)	$(2,283)
NET LOSS PER SHARE - basic and diluted	$(0.11)	$(0.04)
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING NET LOSS PER SHARE - basic and diluted	68,296,940	64,300,685

The accompanying notes are an integral part of the condensed consolidated financial statements.

INSPIREMD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. dollars in thousands)

	3 months ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,506)	$(2,283)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	34	14
Change in liability for employees right upon retirement	40	(25)
Financial expenses (income)	3,984	204
Share-based compensation expenses	931	1,838
Loss on amounts funded in respect of employee rights upon retirement, net		4
Changes in operating asset and liability items:
Decrease (increase) in prepaid expenses	37	(32)
Decrease (increase) in trade receivables	746	(1,164)
Decrease (increase) in other receivables	(144)	53
Decrease (increase) in inventory on consignment	41	(20)
Increase in inventory on hand	(332)	(434)
Increase (decrease) in trade payables	115	(201)
(Increase) in other payables and advance payment from customers	(302)	(19)
Net cash (used in) operating activities	(2,356)	(2,065)
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash		303
Purchase of property, plant and equipment	(35)	(56)
Amounts funded in respect of employee rights upon retirement	(22)	17
Net cash provided by (used in) investing activities	(57)	264
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of options and warrants	432	1,500
Repayment of long-term loan		(93)
Net cash provided by financing activities	432	1,407
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(6)	(191)
DECREASE IN CASH AND CASH EQUIVALENTS	(1,987)	(585)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	10,284	8,070
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$8,297	$7,485

Purchasing of property, plant and equipment on credit and in consideration of share-based payment		$62

The accompanying notes are an integral part of the condensed consolidated financial statements.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS

InspireMD, Inc., formerly Saguaro Resources, Inc., (the “Company”), a public company, is a Delaware corporation formed on February 29, 2008. On March 28, 2011, the Company changed its name to InspireMD, Inc. in connection with a share exchange transaction between the Company and InspireMD Ltd., a limited company incorporated under the laws of the State of Israel in April 2005.

The Company has had recurring losses and negative cash flows from operating activities and has significant future commitments. For the three months ended September 30, 2012, the Company had losses of approximately $7.5 million and negative cash flows from operating activities of approximately $2.4 million. Additionally, as of September 30, 2012, the Company has a capital deficiency of $756,000. The Company’s management believes that its working capital as of September 30, 2012 of approximately $8.6 million should enable it to continue funding the negative cash flows from operating activities until October 2013, when its senior secured convertible debentures (the “2012 Convertible Debentures”) are subject to a noncontingent redemption option that could require the Company to make a payment of $13.3 million, including accrued interest. Since the Company expects to continue incurring negative cash flows from operations and in light of the cash requirement in connection with the 2012 Convertible Debentures, there is substantial doubt about the Company’s ability to continue operating as a going concern. These financial statements include no adjustments of the values of assets and liabilities and the classification thereof, if any, that will apply if the Company is unable to continue operating as a going concern.

The Company will need to raise further capital at some future point in time, through the sale of additional equity securities or debt. The Company’s future capital requirements and the adequacy of the Company’s available funds will depend on many factors, including the Company’s ability to successfully commercialize the Company’s MGuardTM products, development of future products, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement the Company’s product offerings. However, the Company may be unable to raise sufficient additional capital when the Company needs it or with favorable terms. The terms of any securities issued by the Company in future financings may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect on the holders of any of the Company’s securities then outstanding. If the Company is unable to obtain adequate funds on reasonable terms, the Company will need to curtail operations significantly, including possibly postponing or halting the Company’s Unites States of America (“U.S.”) Food and Drug Administration clinical trials or entering into financing agreements with unattractive terms.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, the financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and results of operations of the Company. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements for the six month period ended June 30, 2012, as found in the Company’s Transition Report on Form 10-KT, filed with the Securities and Exchange Commission on September 11, 2012. The balance sheet for June 30, 2012 was derived from the Company’s audited financial statements for the six month period ended June 30, 2012. The results of operations for the three months ended September 30, 2012 are not necessarily indicative of results that could be expected for the entire fiscal year.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3- EQUITY:

On August 1, 2012, the Company’s board of directors issued to a consultant options with certain market conditions to purchase 200,000 shares of common stock at an exercise price of $1.18 per share, the closing price of the common stock on the date of grant.

On August 27, 2012, the Company’s board of directors issued to a member of the immediate family of the CEO options to purchase 243,483 shares of common stock at an exercise price of $1.45 per share, the closing price of the common stock on the date of grant. See Note 8.

On August 27, 2012, the Company's board of directors approved the extension of 121,740 options previously granted to a member of the immediate family of the CEO. The options were supposed to expire on October 2, 2012. Following the extension, the options can be exercised until September 30, 2014.

During the three months ended September 30, 2012, the Company issued a total of 436,742 shares of its common stock in connection with the exercise of 436,742 options and warrants. The Company received aggregate cash proceeds equal to approximately $432,000 in connection with such exercises.

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of ordinary shares outstanding during the period. The calculation of diluted net loss per share excludes potential ordinary shares as the effect is anti-dilutive. Potential ordinary shares are comprised of incremental ordinary shares issuable upon the exercise of share options, warrants and convertible loans.

For the three month periods ended September 30, 2012 and 2011, all ordinary shares underlying outstanding options, warrants and convertible loans have been excluded from the calculation of the diluted loss per share since their effect was anti-dilutive. The total number of ordinary shares related to outstanding options, warrants and convertible loans excluded from the calculations of diluted loss per share were 32,190,854 and 17,122,793 for the three month periods ended September 30, 2012 and 2011, respectively.

NOTE 4 - FAIR VALUE MEASURMENT:

a.	Financial Assets and Liabilities Measured at Fair Value. The Company measures fair value and discloses fair value measurements for financial assets and liabilities. Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 - FAIR VALUE MEASURMENT (continued):

The following table summarizes the balances for those financial liabilities where fair value measurements are estimated utilizing Level 2 and Level 3 inputs:

		September 30	June 30
	Level	2012	2012
		($ in thousands)

2012 Warrants at fair value	2	$4,979	$1,706
Embedded derivative	3	-	49
		$4,979	$1,755

The following table summarizes the activity for those financial liabilities where fair value measurements are estimated utilizing Level 3 inputs:

Embedded Derivative
($ in thousands)

Balance as of July 1, 2012	$49
Total losses (gains) (realized and unrealized) - included in earnings - financial expenses , net	(49)
Balance as of September 30, 2012	$-

Level 3 liabilities include an embedded derivative related to the Company’s 2012 Convertible Debentures. The Company values the Level 3 embedded derivative using an internally developed valuation model, whose inputs include recovery rates, credit spreads, stock prices, and volatilities, as described below.

The fair value of the warrants included in Level 2 is estimated using the Black Scholes model.

In calculating the fair value of warrants at September 30, 2012, the Company used the following assumptions: expected term of 4.52 years; expected volatility of 69.9%; risk-free interest rate of 0.54%; and dividend yield of 0%.

b.	Financial Assets and Liabilities Not Measured Using Fair Value Method

The carrying amounts of financial instruments included in working capital approximate their fair value either because these amounts are presented at fair value or due to the relatively short-term maturities of such instruments. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy. The carrying amount of the Company’s other financial long-term assets approximate their fair value.

The fair value of the Company’s 2012 Convertible Debentures approximates the carrying amount (after considering the beneficial conversion feature). If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 - INVENTORY ON HAND:

	September 30,	June 30,
	2012	2012
	($ in thousands)

Finished goods	$752	$479
Work in process	1,201	1,115
Raw materials and supplies	123	150
	$2,076	$1,744

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUALS - OTHER:

	September 30,	June 30,
	2012	2012
	($ in thousands)

Employees and employee institutions	$442	$438
Accrued vacation and recreation pay	256	272
Accrued clinical trial expenses	333	607
Provision for sales commissions	188	194
Accrued expenses	1,259	1,197
Due to government institutions	23	22
Provision for returns	55	139
Taxes payable	72	56
	$2,628	$2,925

NOTE 7 - FINANCIAL EXPENSES, NET:

	September 30,
	2012	2011
	($ in thousands)

Bank commissions	$9	$8
Interest income	(9)	(20)
Exchange rate differences	5	105
Interest expense (including debt issuance costs)	988	15
Change in fair value of warrants and embedded derivatives	3,225
	$4,218	$108

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8 - RELATED PARTIES:

On July 2, 2012, effective August 1, 2012, InspireMD Ltd. (a wholly-owned subsidiary of the Company) entered into a consultancy agreement (the “First Consultancy Agreement”) with a member of the immediate family of the CEO, pursuant to which the consultant would be retained for sales services. Pursuant to the agreement, she would be entitled to a fixed fee of $625 (2,500 NIS) for each full working day and a bonus fee up to $10,000 (40,000 NIS) upon 100% achievement of set objectives. The First Consultancy Agreement was terminated on September 30, 2012.

On August 27, 2012, InspireMD Ltd. entered into a revised consultancy agreement (the “Second Consultancy Agreement”) with a member of the immediate family of the CEO, pursuant to which, the consultant would be retained for sales and marketing services. Pursuant to the agreement, she is entitled to options to purchase 243,483 shares of common stock at an exercise price of $1.45 per share. The revised agreement also extended to September 2014 the exercise date on 121,740 options scheduled to expire upon the termination of the First Consultancy Agreement

NOTE 9 - COMMITMENT AND CONTINGENT LIABILITIES:

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

On October 22, 2012, the Company, InspireMD Ltd. and the licensor entered into the First Amendment to License Agreement, which amended the license agreement described above. Pursuant to the amendment, amongst other things, the licensor agreed to reduce the royalty owed with respect to sales of MGuard PrimeTM to 2.9% of all net sales both inside and outside the U.S. in exchange for (i) InspireMD Ltd. waiving $85,000 in regulatory fees for the CE Mark that are owed by the licensor to InspireMD Ltd., (ii) InspireMD Ltd. making full payment of royalties in the amount of $205,587 due to the licensor as of September 30, 2012 and (iii) 860,000 shares of the Company’s common stock, that were valued at the closing price of the common stock on October 19, 2012 at $2.05 per share. The consideration of the transaction is to be recorded as intangible asset and In process research and development expenses based on the MGuard PrimeTM registration status in the various territories.

b.	Litigation

In February 2011, representatives of a third party indicated that they intend to seek damages from the Company in connection with certain finders’ fees that they claim are owed to them. The claimants’ demand was for approximately $1 million. The claimants’ most recent settlement demand, conveyed in April 2011, was for a total of $250,000 in cash and 250,000 shares of the Company’s common stock. To date, no lawsuit has been filed and the Company has not accrued an expense in connection with this matter because the Company’s management, after considering the views of its legal counsel as well as other factors, is of the opinion that a loss to the Company is neither probable nor in an amount or range of loss that is estimable.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 - COMMITMENT AND CONTINGENT LIABILITIES (continue):

In February 2011, a service provider submitted a claim against the Company in the amount of $327,000 in the Magistrate’s Court in Tel Aviv, claiming a future success fee and commission for assistance in finding the Company’s distributor in Brazil. The Company’s management, after considering the views of its legal counsel as well as other factors, recorded a provision of $327,000 in the financial statements in the first quarter of 2011. The related expense has been recorded to “General and administrative” within the Consolidated Statements of Operations. On October 5, 2011, the Company filed a counter claim against the plaintiff in the amount of $29,000.

In August 2011, a former senior employee submitted to the Regional Labor Court in Tel Aviv a claim against the Company for (i) compensation of $118,000 and (ii) a declaratory ruling that he is entitled to exercise 486,966 options to purchase shares of the Company’s common stock at an exercise price of $0.001 per share, of which, 81,161 options were not disputed by the Company. On October 21, 2012, the former senior employee exercised 81,161 options. After considering the views of its legal counsel as well as other factors, the Company’s management is of the opinion that a loss to the Company is neither probable nor in an amount or range of loss that is estimable.

In November 2011, a previous service provider of InspireMD Ltd. submitted to the Magistrate Court in Tel Aviv a claim against the Company, InspireMD Ltd. and the Company’s then President and the Company’s CEO for a declaratory ruling that it is entitled to convert options to purchase 13,650 of InspireMD Ltd.’s ordinary shares at an exercise price of $3.67 per share into options to purchase 110,785 shares of the Company’s common stock at an exercise price of $0.45 per share, and to convert options to purchase 4,816 of InspireMD Ltd.’s ordinary shares at an exercise price of $10 per share into options to purchase 39,087 shares of the Company’s common stock at an exercise price of $1.23 per share. On July 30, 2012, the parties held a mediation which resulted in a settlement agreement according to which the Company paid $7,000 plus value added taxes to the plaintiff and the plaintiff waived all of his claims to any options and agreed to the irrevocable dismissal of the above mentioned claim. On August 5, 2012, the court approved the settlement and dismissed the claim.

In December 2011, a statement of claim against the Company was submitted by an alleged finder of the Company, regarding 584,357 options to purchase the Company’s shares. The Company filed its defense in this case on March 11, 2012. The Company and the plaintiff agreed to refer the case to mediation. After considering the views of its legal counsel as well as other factors, the Company’s management is of the opinion that a loss to the Company is neither probable nor in an amount or range of loss that is estimable.

In July 2012, a purported assignee of options in InspireMD Ltd. submitted a statement of claim against the Company, InspireMD Ltd., and the Company’s CEO and former President for a declaratory and enforcement order that it is entitled to options to purchase 334,546 shares of the Company’s common stock at an exercise price of $0.19 per share. After considering the views of its legal counsel as well as other factors, the Company’s management is of the opinion that a loss to the Company is neither expected nor in an amount or range of loss that is estimable.

c.	Liens and pledges

As of September 30, 2012, the Company had fixed liens aggregating $37,000 to bank Mizrahi and bank Leumi in connection with the Company’s credit cards.

The Company’s obligations under the 2012 Convertible Debentures are secured by a first priority perfected security interest in all of the assets and properties of the Company and InspireMD Ltd., including the stock of InspireMD Ltd. and InspireMD GmbH.

NOTE 10 - ENTITY WIDE DISCLOSURE:

The Company operates in one reportable segment.

Disaggregated financial data is provided below as follows:

(1) Revenues by geographic area and

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(2) Revenues from principal customers.

Revenues are attributed to geographic areas based on the location of the customers. The following is a summary of revenues by geographic areas:

	3 months ended
	September 30,
	2012	2011
	($ in thousands)

Spain	$101	$233
Israel	75	124
South Africa	57	115
Argentina	6	234
Brazil	5	204
Other	265	1,076
	$509	$1,986

The following is a summary of revenues by principal customers:

	3 months ended
	September 30,
	2012	2011

Customer A	20%	12%
Customer B	15%	6%
Customer C	11%	6%
Customer D	1%	12%
Customer E	1%	10%

All tangible long-lived assets are located in Israel.

NOTE 11 - SUBSEQUENT EVENTS:

During October 2012, the Company issued a total of 1,836,906 shares of its common stock in connection with the exercise of 1,836,906 options and warrants. The Company received aggregate cash proceeds equal to approximately $600,000 in connection with such exercises.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Unless the context requires otherwise, references in this Form 10-Q to the “Company,” “InspireMD,” “we,” “our” and “us” refer to InspireMD, Inc., a Delaware corporation, and its subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will probably not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	our history of recurring losses and negative cash flows from operating activities, significant future commitments and the uncertainty regarding the adequacy of our liquidity to pursue our complete business objectives;

•	our ability to complete clinical trials as anticipated and obtain and maintain regulatory approvals for our products;

•	our ability to adequately protect our intellectual property;

•	disputes over ownership of intellectual property;

•	accusations of infringement or violation of third party intellectual property;

•	our dependence on a single manufacturing facility and our ability to comply with stringent manufacturing quality standards and to increase production as necessary;

•	the risk that the data collected from our current and planned clinical trials may not be sufficient to demonstrate that the MGuard™ technology is an attractive alternative to other procedures and products;

•	intense competition in our industry, with competitors having substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution and personnel resources than we do;

•	entry of new competitors and products and potential technological obsolescence of our products;

•	loss of a key customer or supplier;

•	technical problems with our research and products and potential product liability claims;

•	adverse economic conditions;

•	adverse federal, state and local government regulation, in the United States, Europe or Israel;

•	price increases for supplies and components;

•	inability to carry out research, development and commercialization plans; and

•	loss or retirement of key executives and research scientists.

For a discussion of these and other risks that relate to our business and investing in shares of our common stock, you should carefully review the risks and uncertainties described under the heading “Part II – Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Transition Report on Form 10-KT for the six month period ended June 30, 2012 (the “Transition Report”), and those described from time to time in our future reports filed with the Securities and Exchange Commission. The forward-looking statements contained in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by this cautionary statement. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Overview

We are a medical device company focusing on the development and commercialization of our proprietary stent platform technology, MGuard. MGuard provides embolic protection in stenting procedures by placing a micron mesh sleeve over a stent. Our initial products are marketed for use mainly in patients with acute coronary syndromes, notably acute myocardial infarction (heart attack) and saphenous vein graft coronary interventions (bypass surgery).

Recent Developments

During the past several months, we have been realigning our distributor relationships in anticipation of results from our MGuard for Acute ST Elevation Reperfusion Trial (MASTER Trial), which were published on October 24, 2012. The MASTER trial is the first major randomized study comparing the MGuard Coronary to commercially-approved bare metal or drug-eluting stents in primary angioplasty for the treatment of acute STEMI, the most severe form of heart attack. As such, we are in the process of appointing new distributors in certain territories, and believe that new incentives and broader responsibilities have strengthened arrangements with our best and most experienced country and regional partners. Third party distributors are also being replaced by direct sales channels in key European countries where end user average selling prices and the lack of strong distributors are limiting factors. These activities caused our sales for the three months ended September 30, 2012 to decrease to approximately $0.5 million, as compared to $2.0 million during the same period in 2011.

On April 5, 2012, we issued senior secured convertible debentures due April 5, 2014 in the original aggregate principal amount of $11,702,128 and five-year warrants to purchase an aggregate of 3,343,465 shares of our common stock at an exercise price of $1.80 per share in exchange for aggregate gross proceeds of $11.0 million, with corresponding net proceeds of approximately $9.9 million. The convertible debentures were issued with a 6% original issuance discount, bear interest at an annual rate of 8% and are convertible at any time into shares of common stock at an initial conversion price of $1.75 per share. Upon conversion of the convertible debentures, investors will receive a conversion premium equal to 8%, per annum, with a limit of 12% for the term of the convertible debentures, of the principal amount being converted. In addition, the investors may require us to redeem the convertible debentures at any time after October 5, 2013 (18 months after the date of issuance) for 112% of the then outstanding principal amount, plus all accrued interest, and we may prepay the convertible debentures after six months for 112% of the then outstanding principal amount, plus all accrued interest. In connection with this financing, we paid placement agent fees of $848,750 and issued placement agents warrants to purchase 312,310 shares of common stock, with terms identical to the warrants issued to the investors.

On October 31, 2011, our stockholders authorized our board of directors to amend our amended and restated certificate of incorporation to effect a reverse stock split of our common stock at a ratio of one-for-two to one-for-four, at any time prior to our 2012 annual stockholders’ meeting, the exact ratio of the reverse stock split to be determined by the board. As of the date of this Quarterly Report, we have not effected the reverse stock split and, as such, the information with respect to our common stock in this Quarterly Report and the accompanying financial statements and related notes does not give effect to any reverse stock split. In addition, pursuant to the securities purchase agreement under which the convertible debentures that we issued on April 5, 2012 were sold, until April 5, 2013, we are not permitted to effectuate any reverse stock splits without the prior written consent of the holders of at least 60% of the outstanding principal amount of the convertible debentures other than for purposes of qualifying for initial listing on a national securities exchange or meeting the continued listing requirements of such exchange.

Critical Accounting Policies

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are more fully described in Note 2 of the Notes to the Consolidated Financial Statements included in our Transition Report and are disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Transition Report. There have not been any material changes to such critical accounting policies since June 30, 2012.

The currency of the primary economic environment in which our operations are conducted is the U.S. dollar (“$” or “dollar”). Accordingly, the functional currency of us and of our subsidiaries is the dollar.

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenues. For the three months ended September 30, 2012, total revenue decreased approximately $1.5 million, or 74.4%, to approximately $0.5 million from approximately $2.0 million during the same period in 2011. The following is an explanation of the approximately $1.5 million decrease in revenue broken down by its main two components, a decrease in gross revenues of approximately $1.6 million, partially offset by a net increase in deferred revenues of approximately $0.1 million.

For the three months ended September 30, 2012, total gross revenue decreased by approximately $1.6 million, or approximately 78.4%, to approximately $0.4 million from approximately $2.0 million during the same period in 2011. This decrease in total gross revenue was predominately sales volume based, with decreased sales volume accounting for approximately $1.5 million, or approximately 76.5%, and price decreases to our repeat distributors accounting for the remaining approximately $0.1 million, or approximately 1.9%. The $1.5 million decrease was attributable primarily to activities in anticipation of the release of our MASTER trail results at the Transcatheter Cardiovascular Therapeutics (TCT) meeting in Miami Florida, which included evaluating and appointing new distributors in some territories, as well as replacing third party distributors with direct sales channels in key European countries where end user average selling prices and the lack of strong distributors are limiting current sales. Broken out by individual markets, the decrease in gross revenue was mainly attributable to a decrease of approximately $0.2 million in gross revenue from our distributor in Argentina, a decrease of approximately $0.2 million in gross revenue from our distributor in Brazil, a decrease of approximately $0.2 million in gross revenue from our distributor in Mexico, a decrease of approximately $0.1 million in gross revenue from our distributor in Italy, a decrease of approximately $0.1 million in gross revenue from our distributor in Spain, a decrease of approximately $0.1 million in gross revenue from our distributor in Belarus, a decrease of approximately $0.1 million in gross revenue from our distributor in Russia, a decrease of approximately $0.1 million in gross revenue from our distributor in France, a decrease of approximately $0.1 million in gross revenue from our distributor in Ireland and a net decrease of approximately $0.4 million from our other distributors.

Net deferred revenue recognized during the three months ended September 30, 2012 increased to approximately $0.1 million recognized in revenue from approximately $4,000 deferred during the same period in 2011. This increase was sales volume based, partially offset by approximately $10,000 attributable to price decreases. The deferred revenue recognized and deferred during both periods related to our provision for returns, which is calculated based on our history of returns, and recognized one year later. The reason for the increase in the three months ended September 30, 2012, compared to the same period in 2011, is the decrease in sales between periods, as well as our reassessment of the provision for returns in the three months ended September 30, 2012. Our reassessment of the provision for returns of approximately $55,000 was based on a comparison of our history of returns against the percentage of sales we had been recording in the provision. For the three months ended September 30, 2012, higher sales in the three months ended September 30, 2011, as well as the reassessed provision, caused the recognition of past provision for returns to be higher than the provision recorded relating to sales made during the three months ended September 30, 2012. For the three months ended September 30, 2011, higher sales caused the provision recorded relating to sales made during the three months ended September 30, 2011 to be higher than the recognition of past provision for returns.

Gross Profit. For the three months ended September 30, 2012, gross profit (revenue less cost of revenues) decreased 76.5%, or approximately $0.9 million, to approximately $0.3 million from approximately $1.2 million during the same period in 2011. The key driver of the decrease in gross profit was our decrease in net revenues of approximately $1.5 million, as described above. For the three months ended September 30, 2012, our average selling price per stent recognized in revenue decreased to $569, and we recognized the sale of 826 stents, from an average price of $624 per stent and 3,186 stents recognized in revenue for the same period in 2011. For the three months ended September 30, 2012, our cost of goods sold per stent was $279 per stent recognized in revenue, as compared to $251 per stent recognized in revenue during the same period in 2011. Gross margin decreased from 59.7% in the three months ended September 30, 2011 to 54.8% in the three months ended September 30, 2012.

Research and Development Expense. For the three months ended September 30, 2012, research and development expense increased 72.9%, or approximately $0.4 million, to approximately $0.9 million from approximately $0.5 million during the same period in 2011. The increase in cost resulted primarily from higher clinical trial expenses of approximately $0.3 million, attributable mainly to the MASTER Trial (approximately $0.2 million), and the MGuard Carotid clinical trial (approximately $0.1 million). In addition to the increase in clinical trial expenses, there was an increase of approximately $0.1 million in salaries and share-based compensation due to our hiring of additional clinical trial personnel. Research and development expense as a percentage of revenue increased to 185.9% for the three months ended September 30, 2012 from 27.5% in the same period in 2011.

Selling and Marketing Expense. For the three months ended September 30, 2012, selling and marketing expense increased 33.1%, or approximately $0.1 million, to approximately $0.4 million, from approximately $0.3 million during the same period in 2011. The increase in selling and marketing expense resulted primarily from approximately $60,000 of additional salaries and approximately $50,000 of additional travel expenses as we expanded our sales activities worldwide. Selling and marketing expense as a percentage of revenue increased to 79.0% in 2012 from 15.2% in 2011.

General and Administrative Expense. For the three months ended September 30, 2012, general and administrative expense decreased 11.0%, or approximately $0.3 million, to approximately $2.2 million from approximately $2.5 million during the same period in 2011. This decrease resulted primarily from a decrease in share-based compensation of $0.8 million (which predominately pertained to directors’ compensation), partially offset by an increase of approximately $0.2 million in bad debt expense, an increase of approximately $0.1 million in audit fees and an increase of approximately $0.2 million in miscellaneous expenses. General and administrative expense as a percentage of revenue increased to 434.6% in 2012 from 125.2% in 2011.

Financial Expenses. For the three months ended September 30, 2012, financial expense increased to approximately $4.2 million from approximately $0.1 million during the same period in 2011. The increase in expense resulted primarily from approximately $3.2 million of financial expense pertaining to the revaluation of warrants due to our stock price increasing to $2.27 on September 30, 2012, from $1.06 on June 30, 2012, and approximately $1.0 million of amortization expense pertaining to the convertible debentures and their related issuance costs for the three months ended September 30, 2012. Financial expense as a percentage of revenue increased from 5.4% in 2011, to 828.7% in 2012.

Tax Expenses. Tax expense remained relatively flat at $7,000 for the three months ended September 30, 2012, as compared to $25,000 during the same period in 2011.

Net Loss. Our net loss increased by approximately $5.2 million, or 230.0%, to $7.5 million for the three months ended September 30, 2012 from $2.3 million during the same period in 2011. The increase in net loss resulted primarily from an increase in financial expenses of approximately $4.1 million (see above for explanation), a decrease of approximately $0.9 million in gross profit (see above for explanation) and an increase of approximately $0.3 million in operating expenses (see above for explanation).

Liquidity and Capital Resources

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

We have had recurring losses and negative cash flows from operating activities and have significant future commitments. For the three months ended September 30, 2012, we had losses of approximately $7.5 million and negative cash flows from operating activities of approximately $2.4 million. Additionally, as of September 30, 2012, we had a capital deficiency of $756,000. Our management believes that its working capital as of September 30, 2012 of approximately $8.6 million should enable us to continue funding the negative cash flows from operating activities until October 2013, when our convertible debentures are subject to a non-contingent redemption option that could require us to make a payment of approximately $13.3 million, including accrued interest. Since we expect to continue incurring negative cash flows from operations and in light of the potential cash requirement in connection with our convertible debentures, there is substantial doubt about our ability to continue operating as a going concern.

We will need to raise further capital at some future point in time, through the sale of additional equity securities or debt. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our MGuard products, our development of future products and competing technological and market developments. However, we may be unable to raise sufficient additional capital when we require it or upon terms favorable to us. In addition, the terms of any securities we issue in future financings may be more favorable to new investors and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect on the holders of any of our securities then outstanding. If we are unable to obtain adequate funds on reasonable terms, we will need to curtail operations significantly, including possibly postponing or halting our U.S. Food and Drug Administration clinical trials or entering into financing agreements with unattractive terms.

General. At September 30, 2012, we had cash and cash equivalents of approximately $8.3 million, as compared to $10.3 million as of June 30, 2012. The decrease is attributable primarily to our net loss, excluding non-cash financial expenses. We have historically met our cash needs through a combination of issuance of new shares, borrowing activities and sales. Our cash requirements are generally for product development, clinical trials, marketing and sales activities, finance and administrative cost, capital expenditures and general working capital.

Cash used in our operating activities was approximately $2.4 million for the three months ended September 30, 2012 and $2.1 million for the same period in 2011. The principal reasons for the usage of cash in our operating activities for the three months ended September 30, 2012 include a net loss of approximately $7.5 million, offset by approximately $4.0 million in non-cash financial expenses, approximately $1.0 million in non-cash share-based compensation and a decrease in working capital of approximately $0.1 million.

Cash used in our investing activities was approximately $57,000 during the three months ended September 30, 2012, compared to approximately $264,000 of cash generated by investing activities during the same period in 2011. The principal reason for the decrease in cash flow from investing activities during 2012 was the purchase of approximately $35,000 of new manufacturing equipment and the funding of employee retirement funds of approximately $22,000.

Cash generated by financing activities was approximately $0.4 million for the three months ended September 30, 2012, compared to $1.4 million generated from financing activities for the same period in 2011. The principal source of cash from financing activities during the three months ended September 30, 2012 was funds received for the exercise of options and warrants in the amount of approximately $0.4 million. In contrast, during the three months ended September 30, 2011, we received approximately $1.5 million from the exercise of options, partially offset by a repayment of a long term loan of approximately $0.1 million.

As of September 30, 2012, our current assets exceeded current liabilities by a multiple of 3.6. Current assets decreased approximately $2.3 million during the three month period, mainly due to cash used in operations, and current liabilities decreased by approximately $0.2 million during the same period. As a result, our working capital surplus decreased by approximately $2.1 million to approximately $8.6 million during the three months ended September 30, 2012.

Recently Issued Accounting Pronouncements

None

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

Contractual Obligations and Commitments

During the three months ended September 30, 2012, there were no material changes to our contractual obligations and commitments.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates.

Interest Rate Exposure

Our exposure to market risk relates primarily to short-term investments, including funds classified as cash equivalents. As of September 30, 2012, all excess funds were invested in time deposits and other highly liquid investments, therefore our interest rate exposure is not considered to be material.

Foreign Currency Exchange Rate Exposure

Our foreign currency exchange rate exposure continues to evolve as we grow internationally. Our exposure to foreign currency transaction gains and losses is the result of certain revenues and expenses being denominated in currencies other than the U.S. dollar, primarily the Euro and the NIS. We do not currently engage in hedging or similar transactions to reduce these risks. Fluctuations in currency exchange rates could impact our results of operations, financial position, and cash flows.

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of September 30, 2012, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of September 30, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. You should carefully consider the risks described below and the other information included in this Quarterly Report on Form 10-Q and in our Transition Report on Form 10-K/T for the six month period ended June 30, 2012, including the consolidated financial statements and related notes. If any of the following risks, or any other risks not described below, actually occur, it is likely that our business, financial condition, and/or operating results could be materially adversely affected. In such case, the trading price and market value of our common stock could decline and you may lose part or all of your investment in our common stock. The risks and uncertainties described below include forward-looking statements and our actual results may differ from those discussed in these forward-looking statements.

Risks Related to Our Business

The report of our independent auditors contains an explanatory paragraph as to our ability to continue as a going concern, which could prevent us from obtaining new financing on reasonable terms or at all.

Because we have had recurring losses and negative cash flows from operating activities and have significant future commitments, substantial doubt exists regarding our ability to remain in operation at the same level we are currently performing. Further, the report of Kesselman & Kesselman C.P.A.s (Isr.), our independent registered public accounting firm, with respect to our financial statements at June 30, 2012, December 31, 2011 and 2010, and for the six month period ended June 30, 2012, and the years ended December 31, 2011, 2010 and 2009 contains an explanatory paragraph as to our potential inability to continue as a going concern. Additionally, this may adversely affect our ability to obtain new financing on reasonable terms or at all.

We have a history of net losses and may experience future losses.

To date, we have experienced net losses. A substantial portion of the expenses associated with our manufacturing facilities are fixed in nature (i.e., depreciation) and will reduce our operating margin until such time, if ever, as we are able to increase utilization of our capacity through increased sales of our products. The clinical trials necessary to support our anticipated growth will be expensive and lengthy. In addition, our strategic plan will require a significant investment in clinical trials, product development and sales and marketing programs, which may not result in the accelerated revenue growth that we anticipate. Furthermore, we have significant future commitments with respect to our convertible debentures. Since we expect to continue incurring negative cash flows from operations and in light of the potential cash expenditures that may be required to satisfy our convertible debentures, there can be no assurance that we will ever generate sufficient revenues to become profitable.

We expect to derive our revenue from sales of our MGuard stent products and other products we may develop. If we fail to generate revenue from this source, our results of operations and the value of our business would be materially and adversely affected.

We expect our revenue to be generated from sales of our MGuard stent products and other products we may develop. Future sales of these products, if any, will be subject to the receipt of regulatory approvals and commercial and market uncertainties that may be outside our control. If we fail to generate such revenues, our results of operations and the value of our business and securities would be materially and adversely affected.

If we are unable to obtain and maintain intellectual property protection covering our products, others may be able to make, use or sell our products, which would adversely affect our revenue.

Our ability to protect our products from unauthorized or infringing use by third parties depends substantially on our ability to obtain and maintain valid and enforceable patents. Similarly, the ability to protect our trademark rights might be important to prevent third party counterfeiters from selling poor quality goods using our designated trademarks/trade names. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering medical devices and pharmaceutical inventions and the scope of claims made under these patents, our ability to enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any of our pending patent applications and patents may not provide us with commercially meaningful protection for our products or may not afford a commercial advantage against our competitors or their competitive products or processes. In addition, patents may not be issued from any pending or future patent applications owned by or licensed to us, and moreover, patents that may be issued to us now or in the future may not be valid or enforceable. Further, even if valid and enforceable, our patents may not be sufficiently broad to prevent others from marketing products like ours, despite our patent rights.

The validity of our patent claims depends, in part, on whether prior art references exist that describe or render obvious our inventions as of the filing date of our patent applications. We may not have identified all prior art, such as U.S. and foreign patents or published applications or published scientific literature, that could adversely affect the patentability of our pending patent applications. For example, some material references may be in a foreign language and may not be uncovered during examination of our patent applications. Additionally, patent applications in the United States are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the U.S. Patent and Trademark Office for the entire time prior to issuance as a U.S. patent. Patent applications filed in countries outside the United States are not typically published until at least 18 months from their first filing date. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Therefore, we cannot be certain that we were the first to invent, or the first to file patent applications relating to, our stent technologies. In the event that a third party has also filed a U.S. patent application covering our stents or a similar invention, we may have to participate in an adversarial proceeding, known as an interference, declared by the U.S. Patent and Trademark Office to determine priority of invention in the United States. It is possible that we may be unsuccessful in the interference, resulting in a loss of some portion or all of our position in the United States. The laws of some foreign jurisdictions do not protect intellectual property rights to the same degree as in the United States, and many companies have encountered significant difficulties in protecting, enforcing, and defending such rights in certain foreign jurisdictions. If we encounter such difficulties or are otherwise precluded from effectively protecting our intellectual property rights in any foreign jurisdictions, our business prospects could be substantially harmed.

We may initiate litigation to enforce our patent rights on any patents issued on pending patent applications, which may prompt adversaries in such litigation to challenge the validity, scope, ownership, or enforceability of our patents. Third parties can sometimes bring challenges against a patent holder to resolve these issues, as well. If a court decides that any such patents are not valid, not enforceable, not wholly owned by us, or are of a limited scope, we may not have the right to stop others from using our inventions. Also, even if our patent rights are determined by a court to be valid and enforceable, they may not be sufficiently broad to prevent others from marketing products similar to ours or designing around our patents, despite our patent rights, nor do they provide us with freedom to operate unimpeded by the patent and other intellectual property rights of others that may cover our products.

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

We currently manufacture our MGuard stent at our facilities in Tel Aviv, Israel, and we have contracted with QualiMed Innovative Medizinprodukte GmbH, a German manufacturer, to assist in production. If there were a disruption to our existing manufacturing facility, we would have no other means of manufacturing our MGuard stent until we were able to restore the manufacturing capability at our facility or develop alternative manufacturing facilities. If we were unable to produce sufficient quantities of our MGuard stent for use in our current and planned clinical trials, or if our manufacturing process yields substandard stents, our development and commercialization efforts would be delayed.

We currently have limited resources, facilities and experience to commercially manufacture our product candidates. In order to produce our MGuard stent in the quantities that we anticipate will be required to meet anticipated market demand, we will need to increase, or “scale up,” the production process by a significant factor over the current level of production. There are technical challenges to scaling-up manufacturing capacity, and developing commercial-scale manufacturing facilities will require the investment of substantial funds and hiring and retaining additional management and technical personnel who have the necessary manufacturing experience. We may not successfully complete any required scale-up in a timely manner or at all. If unable to do so, we may not be able to produce our MGuard stent in sufficient quantities to meet the requirements for the launch of the product or to meet future demand, if at all. If we develop and obtain regulatory approval for our MGuard stent and are unable to manufacture a sufficient supply of our MGuard stent, our revenues, business and financial prospects would be adversely affected and we may suffer reputational harm, which could further adversely affect our revenues, business and financial prospects. In addition, if the scaled-up production process is not efficient or produces stents that do not meet quality and other standards, our future gross margins may decline. Also, our current and planned personnel, systems, procedures and controls may not be adequate to support our anticipated growth. If we are unable to manage our growth effectively, our business could be harmed.

Additionally, any damage to or destruction of our Tel Aviv facilities or its equipment, prolonged power outage or contamination at our facility would significantly impair our ability to produce MGuard stents.

Finally, the production of our MGuard stent must occur in a highly controlled, clean environment to minimize particles and other yield and quality-limiting contaminants. In spite of stringent quality controls, weaknesses in process control or minute impurities in materials may cause a substantial percentage of defective products in a lot. If we are unable to maintain stringent quality controls, or if contamination problems arise, our clinical development and commercialization efforts could be delayed, which would harm our business and results of operations.

The U.S. Food and Drug Administration may not approve our investigational device exemption application for a pivotal trial of our MGuard Coronary with bio-stable mesh, which would prevent us from conducting our clinical trials in the United States, and even if the U.S. Food and Drug Administration does grant such approval, our clinical trials may be more costly and burdensome than we currently anticipate, which would limit or delay our ability to complete clinical trials and ultimately market our MGuard Coronary with bio-stable mesh in the United States.

In connection with our efforts to seek approval of our MGuard Coronary with bio-stable mesh by the U.S. Food and Drug Administration, we filed an investigational device exemption application with the U.S. Food and Drug Administration during the summer of 2012 to conduct a pivotal trial. On August 29, 2012, the U.S. Food and Drug Administration issued us a letter disapproving our investigational device exemption application due to insufficient data to support the initiation of a human clinical study. More specifically, the U.S. Food and Drug Administration cited numerous deficiencies in our application which may require, amongst other things, new and/or repeated testing in order to resolve. There can be no assurance that we will be able to resolve these deficiencies and secure approval of our investigational device exemption application from the U.S. Food and Drug Administration. If the U.S. Food and Drug Administration does not approve our investigational device exemption application, we would be unable to conduct a pivotal trial of our MGuard Coronary with bio-stable mesh, thereby preventing us from marketing MGuard Coronary with bio-stable mesh in the United States. Not being able to market MGuard Coronary with bio-stable mesh in the United States would have an adverse effect on our business. Moreover, even if the U.S. Food and Drug Administration approves an investigational device exemption application to conduct a pivotal trial, the clinical study we conduct may have unanticipated complications and delays, may be more costly than we currently anticipate, and/or may fail to achieve the primary or secondary endpoints. The U.S. Food and Drug Administration may approve our investigational device exemption application with conditions relating to the scope or design of our clinical trials for which we have not planned. These conditions may require us to collect additional data, enroll more patients, spend more time and expend more resources than we currently anticipate, and these conditions may make a clinical trial in the United States more costly and time consuming than we currently plan. Any unanticipated costs and length of U.S. clinical trials, along with our failure to achieve primary or secondary endpoints would delay, if not prevent, our ability to market our MGuard Coronary with bio-stable mesh in the United States, which would harm our business.

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

Clinical trials necessary to support a pre-market approval application to the U.S. Food and Drug Administration for our MGuard stent will be expensive and will require the enrollment of a large number of patients, and suitable patients may be difficult to identify and recruit, which may cause a delay in the development and commercialization of our product candidates. Clinical trials supporting a pre-market approval applications for the Cypher stent developed by Johnson & Johnson and the Taxus Express2 stent developed by Boston Scientific Corporation, which were approved by the U.S. Food and Drug Administration and are currently marketed, involved patient populations of approximately 1,000 and 1,300, respectively, and a 12-month follow up period. In some trials, a greater number of patients and a longer follow up period may be required. The U.S. Food and Drug Administration may require us to submit data on a greater number of patients or for a longer follow-up period than those for pre-market approval applications for the Cypher stent and the Taxus Express2 stent. Patient enrollment in clinical trials and the ability to successfully complete patient follow-up depends on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and efficacy of our products, or they may be persuaded to participate in contemporaneous clinical trials of competitive products. In addition, patients participating in our clinical trials may die before completion of the trial or suffer adverse medical events unrelated to or related to our products. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial may cause an increase in costs and delays or result in the failure of the clinical trial.

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

Physicians may not widely adopt the MGuard stent unless they determine, based on experience, long-term clinical data and published peer reviewed journal articles, that the use of the MGuard stent provides a safe and effective alternative to other existing treatments for coronary artery disease.

We believe that physicians will not widely adopt the MGuard stent unless they determine, based on experience, long-term clinical data and published peer reviewed journal articles, that the use of our MGuard stent provides a safe and effective alternative to other existing treatments for coronary artery disease, including coronary artery bypass grafting balloon angioplasty, bare-metal stents and other drug-eluting stents, provided by Johnson & Johnson, Boston Scientific Corporation, Medtronic Inc., Abbott Laboratories and others.

We cannot provide any assurance that the data collected from our current and planned clinical trials will be sufficient to demonstrate that the MGuard stents are an attractive alternative to other procedures. If we fail to demonstrate safety and efficacy that is at least comparable to other drug-eluting stents or bare-metal stents that have received regulatory approval and that are available on the market, our ability to successfully market the MGuard stent will be significantly limited. Even if the data collected from clinical studies or clinical experience indicate positive results, each physician’s actual experience with our MGuard stent will vary. Clinical trials conducted with the MGuard Coronary stent have involved procedures performed by physicians who are technically proficient and are high-volume stent users. Consequently, both short-term and long-term results reported in these clinical trials may be significantly more favorable than typical results of practicing physicians, which could negatively affect rates of adoptions of our products. We also believe that published peer-reviewed journal articles and recommendations and support by influential physicians regarding our MGuard Coronary stent will be important for market acceptance and adoption, and we cannot assure you that we will receive these recommendations and support, or that supportive articles will be published.

In addition, currently, physicians consider drug-eluting stents to be the industry standard for treatment of coronary artery disease. While we believe that the MGuard Coronary stent is a safe and effective alternative, it is not a drug-eluting stent, which may further hinder its support and adoption by physicians.

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

Because our products are new and long-term success measures have not been completely validated, regulatory agencies, including the U.S. Food and Drug Administration, may take a significant amount of time in evaluating product approval applications. For example, there are currently several methods of measuring restenosis and we do not know which of these metrics, or combination of these metrics, will be considered appropriate by the U.S. Food and Drug Administration for evaluating the clinical efficacy of stents. Treatments may exhibit a favorable measure using one of these metrics and an unfavorable measure using another metric. Any change in the accepted metrics may result in reconfiguration of, and delays in, our clinical trials. Additionally, we have only limited experience in filing and prosecuting the applications necessary to gain regulatory approvals, and our clinical, regulatory and quality assurance personnel are currently composed of only 9 employees. As a result, we may experience delays in connection with obtaining regulatory approvals for our products.

In addition, the products we and any potential licensees license, develop, manufacture and market are subject to complex regulatory requirements, particularly in the United States, Europe and Asia, which can be costly and time-consuming. There can be no assurance that such approvals will be granted on a timely basis, if at all. Furthermore, there can be no assurance of continued compliance with all regulatory requirements necessary for the manufacture, marketing and sale of the products we will offer in each market where such products are expected to be sold, or that products we have commercialized will continue to comply with applicable regulatory requirements. If a government regulatory agency were to conclude that we were not in compliance with applicable laws or regulations, the agency could institute proceedings to detain or seize our products, issue a recall, impose operating restrictions, enjoin future violations and assess civil and criminal penalties against us, our officers or employees and could recommend criminal prosecution. Furthermore, regulators may proceed to ban, or request the recall, repair, replacement or refund of the cost of, any device manufactured or sold by us. Furthermore, there can be no assurance that all necessary regulatory approvals will be obtained for the manufacture, marketing and sale in any market of any new product developed or that any potential licensee will develop using our licensed technology.

Even if our products are approved by regulatory authorities, if we or our suppliers fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.

Any product for which we obtain marketing approval in the United States, along with the manufacturing processes, post-approval clinical data and promotional activities for such product, will be subject to continual review and periodic inspections by the U.S. Food and Drug Administration and other regulatory bodies. In particular, we and our suppliers will be required to comply with the U.S. Food and Drug Administration’s Quality System Regulation for the manufacture of our MGuard stent, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of any product for which we obtain marketing approval in the United States. The U.S. Food and Drug Administration enforces the Quality System Regulation through unannounced inspections. We and our third-party manufacturers and suppliers have not yet been inspected by the U.S. Food and Drug Administration and will have to successfully complete such inspections before we receive U.S. regulatory approval for our products. Failure by us or one of our suppliers to comply with statutes and regulations administered by the U.S. Food and Drug Administration and other regulatory bodies, or failure to take adequate response to any observations, could result in, among other things, any of the following enforcement actions:

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

Even if regulatory approval of a product is granted in the United States, the approval may be subject to limitations on the indicated uses for which the product may be marketed. If the U.S. Food and Drug Administration determines that our promotional materials, training or other activities constitutes promotion of an unapproved use, it could request that we cease or modify our training or promotional materials or subject us to regulatory enforcement actions. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our training or other promotional materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement.

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

We intend to market our products in international markets. In order to market our products in other foreign jurisdictions, we must obtain separate regulatory approvals from those obtained in the United States and Europe. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain CE Mark or U.S. Food and Drug Administration approval. Foreign regulatory approval processes may include all of the risks associated with obtaining CE Mark or U.S. Food and Drug Administration approval in addition to other risks. We may not obtain foreign regulatory approvals on a timely basis, if at all. CE Mark does not ensure approval by regulatory authorities in other countries. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in certain markets.

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

We may become subject to claims by much larger and better capitalized competitors seeking to invalidate our intellectual property or our rights thereto.

Based on the prolific litigation that has occurred in the stent industry and the fact that we may pose a competitive threat to some large and well-capitalized companies that own or control patents relating to stents and their use, manufacture and delivery, we believe that it is possible that one or more third parties will assert a patent infringement claim against the manufacture, use or sale of our MGuard stent based on one or more of these patents. It is also possible that a lawsuit asserting patent infringement, misappropriation of intellectual property, or related claims may have already been filed against us of which we are not aware. A number of stent-related patents are owned by very large and well-capitalized companies that are active participants in the stent market. As the number of competitors in the stent market grows, the possibility of patent infringement by us, and/or a patent infringement or misappropriation claim against us, increases.

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

If we have to switch to a replacement supplier, we will face additional regulatory delays and the interruption of the manufacture and delivery of our MGuard stent for an extended period of time, which would delay completion of our clinical trials or commercialization of our products. In addition, we will be required to obtain prior regulatory approval from the U.S. Food and Drug Administration or foreign regulatory authorities to use different suppliers or components that may not be as safe or as effective. As a result, regulatory approval of our products may not be received on a timely basis or at all.

We may be exposed to product liability claims and insurance may not be sufficient to cover these claims.

We may be exposed to product liability claims based on the use of any of our products, or products incorporating our licensed technology, in clinical trials. We may also be exposed to product liability claims based on the sale of any such products following the receipt of regulatory approval. Product liability claims could be asserted directly by consumers, health-care providers or others. We have obtained product liability insurance coverage; however such insurance may not provide full coverage for our future clinical trials, products to be sold, and other aspects of our business. We also have liability insurance for an ongoing clinical trial in Europe. Insurance coverage is becoming increasingly expensive and we may not be able to maintain current coverages, or expand our insurance coverage to include future clinical trials or the sale of products incorporating our licensed technology if marketing approval is obtained for such products, at a reasonable cost or in sufficient amounts to protect against losses due to product liability or at all. A successful product liability claim or series of claims brought against us could result in judgments, fines, damages and liabilities that could have a material adverse effect on our business, financial condition and results of operations. We may incur significant expense investigating and defending these claims, even if they do not result in liability. Moreover, even if no judgments, fines, damages or liabilities are imposed on us, our reputation could suffer, which could have a material adverse effect on our business, financial condition and results of operations.

We may implement a product recall or voluntary market withdrawal due to product defects or product enhancements and modifications, which would significantly increase our costs.

The manufacturing and marketing of our MGuard stent products involves an inherent risk that our products may prove to be defective. In that event, we may voluntarily implement a recall or market withdrawal or may be required to do so by a regulatory authority. A recall of one of our products, or a similar product manufactured by another manufacturer, could impair sales of the products we market as a result of confusion concerning the scope of the recall or as a result of the damage to our reputation for quality and safety.

The successful management of operations depends on our ability to attract and retain talented personnel.

We depend on the expertise of our senior management and research personnel, which would be difficult to replace. The loss of the services of any of our senior management could compromise our ability to achieve our objectives. Furthermore, recruiting and retaining qualified personnel will be crucial to future success. There can be no assurance that we will be able to attract and retain necessary personnel on acceptable terms given the competition among medical device, biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions for experienced management, scientists, researchers, sales and marketing and manufacturing personnel. If we are unable to attract, retain and motivate our key personnel, our operations may be jeopardized and our results of operations may be materially and adversely affected.

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

We operate globally and develop and manufacture products in our research and manufacturing facilities in multiple countries. Consequently, we face complex legal and regulatory requirements in multiple jurisdictions, which may expose us to certain financial and other risks. International sales and operations are subject to a variety of risks, including:

•	foreign currency exchange rate fluctuations;
•	greater difficulty in staffing and managing foreign operations;
•	greater risk of uncollectible accounts;
•	longer collection cycles;
•	logistical and communications challenges;
•	potential adverse changes in laws and regulatory practices, including export license requirements, trade barriers, tariffs and tax laws;
•	changes in labor conditions;
•	burdens and costs of compliance with a variety of foreign laws;
•	political and economic instability;
•	increases in duties and taxation;
•	foreign tax laws and potential increased costs associated with overlapping tax structures;
•	greater difficulty in protecting intellectual property;
•	the risk of third party disputes over ownership of intellectual property and infringement of third party intellectual property by our products; and
•	general economic and political conditions in these foreign markets.

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

The Patient Protection and Affordable Care Act and Health Care and Educational Reconciliation Act in the United States were enacted into law in March 2010. Certain provisions of these acts will not be effective for a number of years and there are many programs and requirements for which the details have not yet been fully established or consequences not fully understood, and it is unclear what the full impacts will be from the legislation. The legislation does levy a 2.3% excise tax on all U.S. medical device sales beginning in 2013. If we commence sales of our MGuard Coronary stent in the United States, this new tax may materially and adversely affect our business and results of operations. The legislation also focuses on a number of Medicare provisions aimed at improving quality and decreasing costs. It is uncertain at this point what negative unintended consequences these provisions will have on patient access to new technologies. The Medicare provisions include value-based payment programs, increased funding of comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments). Additionally, the provisions include a reduction in the annual rate of inflation for hospitals starting in 2011 and the establishment of an independent payment advisory board to recommend ways of reducing the rate of growth in Medicare spending. We cannot predict what healthcare programs and regulations will be ultimately implemented at the federal or state level in the United States, or the effect of any future legislation or regulation. However, any changes that lower reimbursements for our products or reduce medical procedure volumes could adversely affect our business plan to introduce our products in the United States.

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

We will need to raise additional capital to meet our business requirements in the future and such capital raising may be costly or difficult to obtain and could dilute stockholders’ ownership interests.

We will need to raise additional capital in the future, which may not be available on reasonable terms or at all. For instance, we will need to raise additional funds to accomplish the following:

•	developing MGuard Carotid, MGuard Peripheral and MGuard Coronary with a drug eluting bio-absorbable mesh and any additional products;
•	pursuing growth opportunities, including more rapid expansion;
•	acquiring complementary businesses;
•	making capital improvements to improve our infrastructure;
•	hiring qualified management and key employees;
•	developing new services, programming or products;
•	responding to competitive pressures;
•	complying with regulatory requirements such as licensing and registration; and
•	maintaining compliance with applicable laws.

Any additional capital raised through the sale of equity or equity backed securities may dilute stockholders’ ownership percentages and could also result in a decrease in the market value of our equity securities.

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

Risks Related to Operating in Israel

We anticipate being subject to fluctuations in currency exchange rates because we expect a substantial portion of our revenues will be generated in Euros and U.S. dollars, while a significant portion of our expenses will be incurred in New Israeli Shekels.

We expect a substantial portion of our revenues will be generated in U.S. dollars and Euros, while a significant portion of our expenses, principally salaries and related personnel expenses, is paid in New Israeli

Shekels, or NIS. As a result, we are exposed to the risk that the rate of inflation in Israel will exceed the rate of devaluation of the NIS in relation to the Euro or the U.S. dollar, or that the timing of this devaluation will lag behind inflation in Israel. Because inflation has the effect of increasing the dollar and Euro costs of our operations, it would therefore have an adverse effect on our dollar-measured results of operations. The value of the NIS, against the Euro, the U.S. dollar, and other currencies may fluctuate and is affected by, among other things, changes in Israel’s political and economic conditions. Any significant revaluation of the NIS may materially and adversely affect our cash flows, revenues and financial condition. Fluctuations in the NIS exchange rate, or even the appearance of instability in such exchange rate, could adversely affect our ability to operate our business.

If there are significant shifts in the political, economic and military conditions in Israel and its neighbors, it could have a material adverse effect on our business relationships and profitability.

Our principal executive offices and our key personnel are located in Israel. Our business is directly affected by the political, economic and military conditions in Israel and its neighbors. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its Arab neighbors. A state of hostility, varying in degree and intensity, has caused security and economic problems in Israel. Although Israel has entered into peace treaties with Egypt and Jordan, and various agreements with the Palestinian Authority, there has been a marked increase in violence, civil unrest and hostility, including armed clashes, between the State of Israel and the Palestinians, since September 2000. The establishment in 2006 of a government in the Gaza Strip by representatives of the Hamas militant group has created heightened unrest and uncertainty in the region. In mid-2006, Israel engaged in an armed conflict with Hezbollah, a Shiite Islamist militia group based in Lebanon, and in June 2007, there was an escalation in violence in the Gaza Strip. From December 2008 through January 2009, Israel engaged in an armed conflict with Hamas, which involved missile strikes against civilian targets in various parts of Israel and negatively affected business conditions in Israel. Recent political uprisings and social unrest in Syria are affecting its political stability, which has led to the deterioration of the political relationship between Syria and Israel and have raised new concerns regarding security in the region and the potential for armed conflict. Similar civil unrest and political turbulence is currently ongoing in many countries in the region. The continued political instability and hostilities between Israel and its neighbors and any future armed conflict, terrorist activity or political instability in the region could adversely affect our operations in Israel and adversely affect the market price of our shares of common stock. In addition, several countries restrict doing business with Israel and Israeli companies have been and are today subjected to economic boycotts. The interruption or curtailment of trade between Israel and its present trading partners could adversely affect our business, financial condition and results of operations.

Our operations could be disrupted as a result of the obligation of certain of our personnel residing in Israel to perform military service.

Many of our executive officers and key employees reside in Israel and may be required to perform annual military reserve duty. Currently, all male adult citizens and permanent residents of Israel under the age of 40 (or older, depending on their position with the Israeli Defence Forces reserves), unless exempt, are obligated to perform military reserve duty annually and are subject to being called to active duty at any time under emergency circumstances. Our operations could be disrupted by the absence for a significant period of one or more of our officers or key employees due to military service. Any such disruption could have a material adverse effect on our business, results of operations and financial condition.

We may not be able to enforce covenants not-to-compete under current Israeli law.

We have non-competition agreements with all of our employees, all of which are governed by Israeli law. These agreements generally prohibit our employees from competing with us or working for our competitors for a specified period following termination of their employment. However, Israeli courts are reluctant to enforce non-compete undertakings of former employees and tend, if at all, to enforce those provisions for relatively brief periods of time in restricted geographical areas and only when the employee has unique value specific to that employer’s business and not just regarding the professional development of the employee. Any such inability to enforce non-compete covenants may cause us to lose any competitive advantage resulting from advantages provided to us by such confidential information.

It may be difficult for investors in the United States to enforce any judgments obtained against us or any of our directors or officers.

All of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, three of our directors and all of our officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our non-U.S. directors or officers, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Additionally, it may be difficult to assert U.S. securities law claims in actions originally instituted outside of the United States. Israeli courts may refuse to hear a U.S. securities law claim because Israeli courts may not be the most appropriate forums in which to bring such a claim. Even if an Israeli court agrees to hear a claim, it may determine that the Israeli law, and not U.S. law, is applicable to the claim. Further, if U.S. law is found to be applicable, certain content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process, and certain matters of procedure would still be governed by the Israeli law. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal and state securities laws against us or any of our non-U.S. directors or officers.

The tax benefits that are available to us require us to continue meeting various conditions and may be terminated or reduced in the future, which could increase our costs and taxes.

The tax benefits that are available to us require us to continue meeting various conditions and may be terminated or reduced in the future, which could increase our costs and taxes. Inspire Ltd. has been granted a “Beneficiary Enterprise” status by the Investment Center in the Israeli Ministry of Industry Trade and Labor which made us eligible for tax benefits under the Israeli Law for the Encouragement of Capital Investments, 1959. In order to remain eligible for the tax benefits of a “Beneficiary Enterprise”, we must continue to meet certain conditions stipulated in the Israeli Law for the Encouragement of Capital Investments, 1959 and its regulations, as amended, which may include, among other things, making specified investments in fixed assets and equipment, financing a percentage of those investments with our capital contributions, filing certain reports with the Investment Center, complying with provisions regarding intellectual property and the criteria set forth in the specific certificate of approval issued by the Investment Center or the Israel Tax Authority. If we do not meet these requirements, the tax benefits could be cancelled and we could be required to refund any tax benefits that we received in the past. Further, in the future, these tax benefits may be reduced or discontinued. If these tax benefits are cancelled, our Israeli taxable income would be subject to regular Israeli corporate tax rates. The standard corporate tax rate for Israeli companies in 2011 was 24% of their taxable income and was increased to 25% in 2012. In the future, we may not be eligible to receive additional tax benefits under the Israeli Law for the Encouragement of Capital Investments, 1959. The termination or reduction of these tax benefits would increase our tax liability, which would reduce our profits.

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

The ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 require us to identify of material weaknesses in internal control over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Our management, including our chief executive officer and chief financial officer, does not expect that our internal controls and disclosure controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions, such as growth of the company or increased transaction volume, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

In addition, discovery and disclosure of a material weakness, by definition, could have a material adverse impact on our financial statements. Such an occurrence could discourage certain customers or suppliers from doing business with us, cause downgrades in our future debt ratings leading to higher borrowing costs and affect how our stock trades. This could in turn negatively affect our ability to access public debt or equity markets for capital.

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

There has been a limited market for our common stock and we cannot ensure investors that an active market for our common stock will be sustained.

There has been limited trading in our common stock and there can be no assurance that an active trading market in our common stock will be maintained. Due to the illiquidity, the market price may not accurately reflect our relative value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. Because our common stock is so thinly traded, a large block of shares traded can lead to a dramatic fluctuation in the share price and investors may not be able to liquidate their investment in us at all or at a price that reflects the value of the business. In addition, our common stock currently trades on the OTC Bulletin Board, which generally lacks the liquidity, research coverage and institutional investor following of a national securities exchange like the NYSE MKT, the New York Stock Exchange or the Nasdaq Stock Market. While we intend to list our common stock on a national securities exchange once we satisfy the initial listing standards for such an exchange, we currently do not, and may not ever, satisfy such initial listing standards.

Delaware law and our corporate charter and bylaws contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.

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

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock and make it more difficult for us to raise funds through future offerings of common stock. As of November 1, 2012, there were 17,599,891 shares of our common stock issuable upon the conversion of our outstanding convertible debentures and the exercise of our outstanding warrants, all of which are currently registered for resale. In addition, there are 68,942,775 shares of our common stock currently saleable under Rule 144. The availability of these shares of our common stock for resale in the public market has the potential to cause the supply of our common stock to exceed investor demand, thereby decreasing the price of our common stock.

In addition, the fact that our stockholders, warrant holders and debenture holders can sell substantial amounts of our common stock in the public market, whether or not sales have occurred or are occurring, could make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

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

As of November 1, 2012, there were 6,999,714 shares of common stock underlying our convertible debentures and 3,655,775 shares of common stock underlying warrants that were issued to purchasers and placement agents in connection with the issuance of the convertible debentures, for a total of 10,650,489 shares of common stock. If and when issued, these additional 10,650,489 shares of common stock will equal approximately 13% of our then outstanding shares of common stock, and would immediately dilute our current stockholders in terms of ownership percentage and voting power. The terms of the convertible debentures and related warrants contain provisions that restrict the amount of shares a holder can receive upon conversion or exercise to 4.99% of the then outstanding number of shares of our common stock. However, these restrictions do not prevent the holders from selling some of their holdings and then receiving additional shares. In this way, the holders could sell more than these limits while never holding more than the limits. As a result, even with the restrictions, the holders of these convertible debentures and warrants could ultimately convert and exercise, and then sell, the full amount issuable upon conversion and exercise of the convertible debentures and warrants, respectively, in which case our current stockholders would suffer the full amount of dilution.

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

The holders of our convertible debentures may require us to redeem our convertible debentures after October 5, 2013 or upon the occurrence of an event of a default under our convertible debentures for 112% of the then outstanding principal amount, plus all accrued interest. In the event that we are required to redeem some or all of our convertible debentures, we may not have sufficient resources to do so and we may have to seek additional debt or equity financing to cover the costs of redeeming our convertible debentures. Any additional debt or equity financing that we may need may not be available on terms favorable to us, or at all. Because our obligations under our convertible debentures are secured by a security interest in substantially all of our assets and properties, if we cannot repay our obligations under our convertible debentures, the holders of our convertible debentures may have claims against, and ultimately may foreclose upon and take possession of, substantially all of our assets and properties. In such an event, the holders of our convertible debentures would have control of us.

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

INSPIREMD, INC.

Date: November 2, 2012	By:	/s/ Ofir Paz
		Name:	Ofir Paz
		Title:	Chief Executive Officer

	By:	/s/ Craig Shore
		Name:	Craig Shore
		Title:	Chief Financial Officer, Secretary and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Share Exchange Agreement, dated as of December 29, 2010, by and among InspireMD Ltd., Saguaro Resources, Inc., and the Shareholders of InspireMD Ltd. that are signatory thereto (incorporated by reference to Exhibit 10.1 to Saguaro Resources, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2011)

2.2	Amendment to Share Exchange Agreement, dated February 24, 2011 (incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011

2.3	Second Amendment to Share Exchange Agreement, dated March 25, 2011 (incorporated by reference to Exhibit 2.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011)

10.1	Mutual Waiver and Release, dated as of July 22, 2012, by and between InspireMD Ltd. and Hand-Prod Sp. Z o.o. (incorporated by reference to Exhibit 10.58 to Transition Report on Form 10-KT filed with the Securities and Exchange Commission on September 11, 2012)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements

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

