Form 10-KT/A
period 2012-06-30
InspireMD, Inc.
filed 2013-01-03
CIK 1433607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K/A

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at September 1, 2012
Common Stock, $0.0001 par value	17,070,477

Documents incorporated by reference:

None

Explanatory Note Regarding Amendment No. 1

This Amendment No. 1 to the Annual Report on Form 10-KT (“Amendment No. 1”) of InspireMD, Inc. (the “Company”) for the transition period ended June 30, 2012, is being filed for the purpose of including the results of operations for the twelve month period ended June 30, 2012, included in  “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and audited financial statements for the twelve month period ended June 30, 2012, filed as Exhibit 99.1 to this Amendment No. 1.

In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, the complete text of the items amended by this Amendment No. 1 are set forth herein. This report speaks as of the original filing date of the Annual Report and has not been updated to reflect events occurring subsequent to the original reporting date. Accordingly, in conjunction with reading this Amendment No. 1, you should also read all other filings that we have made with the Securities and Exchange Commission since the date of the original filing. All share numbers in this Amendment No. 1 have been changed to reflect the one-for-four reverse stock split that was effected by the Company on December 21, 2012.

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

On March 31, 2011, we completed a series of share exchange transactions pursuant to which we issued the shareholders of InspireMD Ltd. 12,666,665 shares of common stock in exchange for all of InspireMD Ltd.’s issued and outstanding ordinary shares, resulting in the former shareholders of InspireMD Ltd. holding a controlling interest in us and InspireMD Ltd. becoming our wholly-owned subsidiary.

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

Our major customers in the twelve months ended December 31, 2011 were Kirloskar Technologies (P) Ltd., a distributor in India that accounted for 18% of our revenues, Tzamal Jacobsohn Ltd., a distributor in Israel that accounted for 12% of our revenues, and Izasa Distribuciones Tecnicas SA, a distributor in Spain that accounted for 9% of our revenues.  Our agreement with Kirloskar Technologies (P) Ltd. grants Kirloskar Technologies (P) Ltd. the right to be the exclusive distributor of MGuard™ products in India until May 2013, subject to achievement of certain order minimums.  Under our agreement with Kirloskar Technologies (P) Ltd., Kirloskar Technologies (P) Ltd. was required to purchase 15,000 stents from us in 2011 and is required to purchase 20,000 stents from us in 2012, at a price per stent of $600, for total minimum order values of $9,000,000 in 2011 and $12,000,000 in 2012, respectively.  Kirloskar Technologies (P) Ltd. will also be eligible to receive free stents representing 15% or 20% of the total value of stents purchased, depending upon the annual volume of the purchases of our stents.  Although Kirloskar Technologies (P) Ltd. did not achieve its order minimum for 2011, we did not terminate either our agreement with Kirloskar Technologies (P) Ltd. or Kirloskar Technologies (P) Ltd.’s right to be the exclusive distributor of MGuard™ products in India.  Our agreement with Tzamal Jacobsohn Ltd. grants Tzamal Jacobsohn Ltd. the right to be the exclusive distributor MGuard™ products in Israel until December 2012, subject to achievement of certain order minimums.  Under our agreement with Tzamal Jacobsohn Ltd., Tzamal Jacobsohn Ltd. must achieve at least 85% of the following order minimums: 1,400 stents during the twelve months ending March 31, 2012 and 1,600 stents during the twelve months ending March 31, 2013, at a price per stent, per an oral agreement, of 400 Euros, for total minimum order values of 560,000 Euros and 640,000 Euros, respectively.  Tzamal Jacobsohn Ltd. will be granted options to purchase 2,029 shares of our common stock for each $100,000 in sales upon achievement of the order minimums. Tzamal Jacobsohn Ltd. did not meet its order minimum for the twelve months ended March 31, 2012 and, accordingly, no options were granted to Tzamal Jacobsohn Ltd. under this agreement.  Our agreement with Izasa Distribuciones Tecnicas SA grants Izasa Distribuciones Tecnicas SA the right to be the exclusive distributor of MGuard™ products in Spain until May 2012, subject to achievement of certain order minimums.  Under our agreement with Izasa Distribuciones Tecnicas SA, Izasa Distribuciones Tecnicas SA was required to purchase 4,000 stents from us in 2011, at a price per stent of 700 Euros, for a total minimum order value of 2,800,000 Euros in 2011.  Izasa Distribuciones Tecnicas SA did not achieve its order minimum for 2011 and was not eligible to receive free stents pursuant to its agreement; however, we did not terminate either our agreement with Izasa Distribuciones Tecnicas SA or Izasa Distribuciones Tecnicas SA’s right to be the exclusive distributor of MGuard™ products in Spain.  In addition, pursuant to an amendment to our agreement with Izasa Distribuciones Tecnicas SA, Izasa Distribuciones Tecnicas SA, through its subsidiaries, was required to purchase 500 MGuard Prime™ stents from us at a price per stent of 700 Euros in February 2011.  Izasa Distribuciones Tecnicas SA met its purchase requirement in February 2011 and received a bonus of 100 free stents.  Izasa Distribuciones Tecnicas SA also agreed to partner with us in a study to be conducted in Spain entitled MGuard Prime Implementation in STEMI (acute myocardial infarction with ST elevation).  In addition, other current significant customers are in Germany, Argentina, and Brazil.

Our major customer in 2010 was Hand-Prod Sp. Z o.o, a Polish distributor, that accounted for 29% of our revenues.  We have an agreement with Hand-Prod Sp. Z o.o that grants Hand-Prod Sp. Z o.o the right to be the exclusive distributor of MGuard™ products in Poland until December 2012, subject to achievement of certain order minimums.  Under our agreement with Hand-Prod Sp. Z o.o, Hand-Prod Sp. Z o.o was required to purchase 1,500 stents from us in 2011 and must purchase 2,500 stents from us in 2012, at a price per stent of 400 Euro, for total minimum order values of 600,000 Euro in 2011 and 1,000,000 Euro in 2012, respectively.  Hand-Prod Sp. Z o.o did not achieve its order minimum for 2011 and therefore did not receive any free stents in 2011, but will be eligible to receive 500 free stents in 2012 if it achieves the minimum order values for that year.  Although Hand-Prod Sp. Z o.o did not achieve its order minimum for 2011, we did not terminate either our agreement with Hand-Prod Sp. Z o.o or Hand-Prod Sp. Z o.o’s right to be the exclusive distributor of MGuard™ products in Poland.  In addition, in 2011, we granted Hand-Prod Sp. Z o.o an option to purchase 12,174 shares of our common stock as consideration for its assistance in promoting our business in Poland. In May 2012, Hand-Prod Sp. Z o.o sent us a termination notice, effective December 2012, that notified us that it would not be renewing its exclusive distribution agreement due to an organizational restructuring.

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

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock and make it more difficult for us to raise funds through future offerings of common stock. There are 4,646,129 shares of our common stock issuable upon the conversion of our outstanding convertible debentures and the exercise of our outstanding warrants, all of which are currently registered for resale. In addition, there are 14,819,736 shares of our common stock currently saleable under Rule 144. The availability of these shares of our common stock for resale in the public market has the potential to cause the supply of our common stock to exceed investor demand, thereby decreasing the price of our common stock.

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

As of the date of this Transition Report on Form 10-K/T, there were 1,748,312 shares of common stock underlying our convertible debentures and 913,944 shares of common stock underlying warrants that were issued to purchasers and placement agents in connection with the issuance of the convertible debentures, for a total of 2,662,256 shares of common stock. If and when issued, these additional 2,662,256 shares of common stock will equal approximately 15.6% of our then outstanding shares of common stock, and would immediately dilute our current stockholders in terms of ownership percentage and voting power. The terms of the convertible debentures and related warrants contain provisions that restrict the amount of shares a holder can receive upon conversion or exercise to 4.99% of the then outstanding number of shares of our common stock. However, these restrictions do not prevent the holders from selling some of their holdings and then receiving additional shares. In this way, the holders could sell more than these limits while never holding more than the limits. As a result, even with the restrictions, the holders of these convertible debentures and warrants could ultimately convert and exercise, and then sell, the full amount issuable upon conversion and exercise of the convertible debentures and warrants, respectively, in which case our current stockholders would suffer the full amount of dilution.

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

On November 2, 2010, Eric Ben Mayor, a former senior employee of InspireMD Ltd., filed suit in Regional Labor Court in Tel Aviv, claiming illegal termination of employment and various amounts in connection with his termination, including allegations that he is owed salary, payments to pension fund, vacation pay, sick days, severance pay, commission for revenues and other types of funds. In total, Mr. Ben Mayor sought $428,000, additional compensation for holding back wages, and options to purchase 507,256 shares of our common stock at an exercise price of $0.004 per share. InspireMD Ltd. filed a notice in Regional Labor Court indicating that the parties rejected a court proposal for mediation and a second preliminary hearing was held on November 3, 2011. In June 2012, InspireMD Ltd. reached a settlement agreement with Mr. Ben Mayor, pursuant to which InspireMD Ltd. paid Mr. Ben Mayor $88,000 in exchange for Mr. Ben Mayor signing a mutual petition requesting the dismissal of his suit. The mutual petition dismissing Mr. Ben Mayor’s suit against InspiredMD Ltd. was granted by the Regional Labor Court on July 6, 2012.

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

Fiscal Year 2011	High	Low
Second Quarter	$11.56	$7.00
Third Quarter	$10.96	$7.20
Fourth Quarter	$10.36	$6.40

Fiscal Year 2012	High	Low
First Quarter	$8.60	$4.40
Second Quarter	$7.40	$2.40

The last reported sales price of our common stock on the OTC Bulletin Board on September 10, 2012, was $9.6 per share. As of September 10, 2012, there were approximately 188 holders of record of our common stock.

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

 Statement of Operations Data

	Six Months Ended June	Year Ended December 31,
	30, 2012	2011	2010	2009	2008	2007
Revenues	2,071	6,004	4,949	3,411	-	-
Cost of Revenues	1,377	3,011	2,696	2,291	404	328
Gross Profit (Loss)	694	2,993	2,253	1,120	(404)	(328)
Gross Margin	34%	50%	46%	33%	0	0
Total Operating Expenses	7,852	16,722	5,472	3,837	5,627	5,903
Net Loss	(7,081)	(14,665)	(3,420)	(2,724)	(6,495)	(6,138)
Basic and Diluted loss per common share	(0.40)	(0.96)	(0.28)	(0.24)	(0.56)	(0.56)
Basic and Diluted common shares outstanding	17,044,220	15,359,925	12,308,632	11,914,713	11,591,182	10,661,787

 Balance Sheet Data

	June 30,	December 31,
	2012	2011	2010	2009	2008	2007
Cash, Cash equivalents and short term deposits	10,284	5,094	636	376	1,571	2,717
Restricted Cash	37	91	250	302	30	34
Working Capital	10,759	6,389	(53)	(1,289)	589	2,625
Total Assets	16,014	10,465	4,355	4,509	4,448	3,923
Long-Term Obligations	7,078	270	1,325	484	898	87
Shareholder’s Equity	5,386	6,754	(914)	(1,339)	134	2,949

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

On March 31, 2011, we completed a series of share exchange transactions pursuant to which we acquired all of the capital stock of InspireMD Ltd., a company formed under the laws of the State of Israel, in exchange for an aggregate of 12,666,665 shares of our common stock. As a result of these share exchange transactions, InspireMD Ltd. became our wholly-owned subsidiary, we discontinued our former business and succeeded to the business of InspireMD Ltd. as our sole line of business.

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

On October 31, 2011, our stockholders authorized our board of directors to amend our amended and restated certificate of incorporation to effect a reverse stock split of our common stock at a ratio of one-for-two to one-for-four, at any time prior to our 2012 annual stockholders’ meeting, the exact ratio of the reverse stock split to be determined by the board. All share numbers in this Amendment No. 1 have been changed to reflect the one-for-four reverse stock split that was effected by the Company on December 21, 2012.

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

Sales of Stock/Issuance of Debt and Securities. For the six month period ended June 30, 2012, we issued senior secured convertible debentures due April 5, 2014 in the original aggregate principal amount of $11,702,128 and five-year warrants to purchase an aggregate of 835,866 shares of our common stock at an exercise price of $7.20 per share in exchange for aggregate gross proceeds of $11.0 million, with corresponding net proceeds of approximately $9.9 million. The convertible debentures were issued with a 6% original issuance discount, bear interest at an annual rate of 8% and are convertible at any time into shares of common stock at an initial conversion price of $7.00 per share. Upon conversion of the convertible debentures, investors will receive a conversion premium equal to 8% per annum, with a limit of 12% for the term of the convertible debentures, of the principal amount being converted. In addition, the investors may require us to redeem the convertible debentures at any time after October 5, 2013 (18 months after the date of issuance) for 112% of the then outstanding principal amount, plus all accrued interest, and we may prepay the convertible debentures after six months for 112% of the then outstanding principal amount, plus all accrued interest. In connection with this financing, we paid placement agent fees of $848,750 and issued placement agents warrants to purchase 78,078 shares of common stock, with terms identical to the warrants issued to the investors.

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

Sales of Stock. For the twelve months ended December 31, 2011, we issued an aggregate of 3,078,786 shares of common stock and warrants to purchase 1,677,268 shares of common stock for gross proceeds of approximately $13.7 million and corresponding net proceeds of approximately $12.1 million.

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

Tabular Disclosure of Contractual Obligations

The following table summarizes our outstanding contractual obligations as of June 30, 2012:

	Payments due by period (amounts in thousands)
					More than
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	5 years

Convertible loan (1)	$14,745	$703	$14,043	0	0
Operating lease obligations (2)	$913	$403	$510	0	0
Accounts Payable	$1,983	$1,983	$0	0	0
Total	$17,641	$3,089	$14,553	$—	$—

(1)	Our convertible loan obligations as of June 30, 2012 consisted of senior secured convertible debentures issued to certain investors on April 5, 2012 in the aggregate amount of $11.7 million. Our convertible debentures bear annual interest of 8% and are convertible at any time into shares of common stock at an initial conversion price of $7.00 per share. The holders of our convertible debentures may require us to redeem our convertible debentures at any point 18 months after the date of issuance.

(2)	Our operating lease obligations consist of the lease for our offices and manufacturing facilities in Tel Aviv, Israel and the leases for the majority of our company cars.

Supplemental Disclosures

Due to the change in our fiscal year from December 31 to June 30, we are providing on a voluntary basis supplemental Management’s Discussion and Analysis disclosures for the years ended June 30, 2012 and June 30, 2011 (unaudited). The financial statement for these periods are attached as Exhibit 99.1 to this Transition Report on Form 10-K/T.

Results of Operations

Twelve months ended June 30, 2012 compared to the twelve months ended June 30, 2011

Revenue. For the twelve months ended June 30, 2012, total revenue increased approximately $0.7 million, or 14.5%, to approximately $5.4 million from approximately $4.7 million during the same period in 2011. The $0.7 million increase was attributable to an increase in sales volume of approximately $0.5 million, as described more fully below, and an increase in sales prices of approximately $0.2 million, as described more fully below. The following is an explanation of the approximately $0.7 million increase in revenue broken down by its main two components, an increase in gross revenues of approximately $0.9 million, partially offset by a net decrease in deferred revenues recognized of approximately $0.2 million.

For the twelve months ended June 30, 2012, total gross revenue increased by approximately $0.9 million, or 20.5%, to approximately $5.3 million from approximately $4.4 million during the same period in 2011. This increase in total gross revenue is predominantly sales volume based, with increased sales volume accounting for approximately $0.8 million, or approximately 18.0%, and price increases to our repeat distributors accounting for the remaining approximately $0.1 million, or approximately 2.5%. With respect to individual markets, this increase in gross revenue was mainly attributable to sales to new distributors in Russia (approximately $0.8 million of gross revenue), Poland (approximately $0.3 million of gross revenue) and Ireland (approximately $0.1 million of gross revenue), as well as an increase of approximately $0.3 million of gross revenues from our distributor in Brazil, an increase of approximately $0.2 million of gross revenues from our distributor in Israel, an increase of approximately $0.2 million of gross revenues from our distributor in Mexico, an increase of approximately $0.2 million of gross revenues from our distributor in South Africa, an increase of approximately $0.1 million of gross revenues from our distributor in Belarus, an increase of approximately $0.1 million of gross revenues from our distributor in Italy and an increase of approximately $0.1 million of gross revenues from our distributor in Lithuania. These increases were partially offset by a decrease of approximately $1.2 million of gross revenues from our distributor in India (due to the fact that we did not have any sales to this distributor during the twelve months ended June 30 2012, compared to sales of approximately $1.2 million to this distributor during the same period in 2011), a decrease of approximately $0.2 million of gross revenue from our distributor in France and a decrease of approximately $0.1 million of gross revenue from our distributor in Germany.

For the twelve months ended June 30, 2012, net deferred revenue recognized decreased by approximately $0.2 million, or 84.0%, to approximately $0.1 million from approximately $0.3 million during the same period in 2011. This decrease was entirely sales volume based, partially offset by approximately $0.1 million in price increases to our repeat distributors. The revenue recognized during the twelve months ended June 30, 2012 was comprised primarily of approximately $0.1 million of revenue that we deferred from a shipment to India in the twelve months ended June 30, 2011. Our deferred revenue recognized during the twelve months ended June 30, 2011 consisted of approximately $0.1 million of revenue recognized from our distributor in Israel, approximately $0.1 million of revenue recognized from our distributor in Brazil, approximately $0.1 million of revenue recognized from our distributor in Poland and approximately $0.1 million of recognized revenue from all others, partially offset by deferred revenue of approximately $0.1 million from our distributor in India.

Gross Profit. For the twelve months ended June 30, 2012, gross profit (revenue less cost of revenues) increased 11.1%, or approximately $0.2 million, to approximately $2.5 million from approximately $2.3 million during the same period in 2011. Gross margin decreased from 48.2% in the twelve months ended June 30, 2011 to 46.7% during the same period in 2012. The primary reason for the decrease in gross margin was a write-off of approximately $0.4 million of slow moving inventory, which caused our gross margin to decrease approximately 8.3%. We were able to partially offset this decrease with reduced production cost per stent driven by economies of scale. For the twelve months ended June 30, 2012, our average selling price per stent recognized in revenue was $586, and we recognized the sale of 9,131 stents, compared to an average price of $545 per stent and 8,573 stents recognized in revenue for the same period in 2011. Our cost of goods sold per stent increased from an average of $282 per stent recognized in revenue for the twelve months ended June 30, 2011 to an average of $312 per stent for the same period in 2012.

Research and Development Expense. For the twelve months ended June 30, 2012, research and development expense increased 140.5% or approximately $2.3 million, to approximately $4.0 million, from approximately $1.7 million during the same period in 2011. The increase in cost resulted primarily from higher clinical trial expenses of approximately $1.7 million, attributable mainly to the MGuard for Acute ST Elevation Reperfusion Trial (MASTER Trial) (approximately $0.9 million), the U.S. Food and Drug Administration clinical trial (approximately $0.7 million) and the MGuardTM Carotid clinical trial (approximately $0.2 million), an increase of approximately $0.4 million in salaries and an increase of approximately $0.2 million in share-based compensation. Research and development expense as a percentage of revenue increased to 74.6% for the twelve months ended June 30, 2012 from 35.5% in the same period in 2011.

Selling and Marketing Expense. For the twelve months ended June 30, 2012, selling and marketing expense increased 32.2%, or approximately $0.5 million, to approximately $2.2 million, from approximately $1.7 million during the same period in 2011. The increase in selling and marketing expense resulted primarily from approximately $0.5 million of additional salaries and approximately $0.2 million of additional share-based compensation principally for newly hired sales personnel in connection with the expansion of our sales activities worldwide, and approximately $0.2 million in advertising expenses. This increase was partially offset by a decrease of approximately $0.1 million of commissions pertaining mainly to our first time shipment of approximately $1.2 million to our distributor in India during the twelve months ended June 30, 2011 (no such sale occurred in the same period of 2012), approximately $0.1 million in share-based compensation to consultants and approximately $0.2 million in miscellaneous expenses. Selling and marketing expense as a percentage of revenue increased to 40.6% for the twelve months ended June 30, 2012 from 35.2% in the same period in 2011.

General and Administrative Expense. For the twelve months ended June 30, 2012, general and administrative expense increased 232.4%, or approximately $9.7 million, to approximately $13.9 million from $4.2 million during the same period in 2011. The increase resulted primarily from an increase in share-based compensation of $8.8 million, predominately related to directors’ compensation, an increase of approximately $0.3 million in legal fees, related primarily to compliance with the reporting requirements of the Securities and Exchange Commission, an increase of approximately $0.2 million in rent expense related to our move to a new location to support our expanding sales activities, an increase of approximately $0.2 million in audit fees to accommodate and comply with the reporting requirements of the Securities and Exchange Commission, an increase of approximately $0.1 million of salary expense due to an increase in employee infrastructure to accommodate and comply with Securities and Exchange Commission standards and reporting, an increase in travel expense of approximately $0.1 million and an increase of approximately $0.4 million in miscellaneous expenses. This increase was partially offset by a decrease of approximately $0.4 million in litigation expenses. General and administrative expense as a percentage of revenue increased to 259.5% for the twelve months ended June 30, 2012 from 89.4% in the same period in 2011.

Financial (Income) Expense. For the twelve months ended June 30, 2012, financial expense decreased 95.8%, or approximately $0.9 million, to approximately $40,000 from $0.9 million during the same period in 2011. The decrease in expense resulted primarily from approximately $1.3 million of financial income from the revaluation of warrants pertaining to our convertible debentures, partially offset by approximately $1.2 million of amortization expense pertaining to the same convertible debentures and their related issuance costs in the twelve months ended June 30, 2012, as compared to a one-time financial expense recording of approximately $0.6 million in the twelve months ended June 30, 2011 pertaining to the revaluation of an outstanding convertible loan at fair value prior to redemption. Additionally, there was a decrease of approximately $0.1 million in other interest expense and a net decrease of approximately $0.1 million in all other financial expenses in the twelve months ended June 30, 2012 as compared to the same period in 2011. Financial expense as a percentage of revenue decreased to 0.7% for the twelve months ended June 30, 2012, from 19.5% in the same period in 2011.

Tax Expenses. Tax expense remained relatively flat at $14,000 for the twelve months ended June 30, 2012, as compared to $37,000 during the same period in 2011.

Net Loss. Our net loss increased by approximately $11.4 million, or 184.9%, to $17.6 million for the twelve months ended June 30, 2012, from $6.2 million during the same period in 2011. The increase in net loss resulted primarily from an increase in operating expenses of approximately $12.5 million (see above for explanation). This increase was partially offset by a decrease in financial expense (income) of approximately $0.9 million (see above for explanation) and an increase of approximately $0.2 million in gross profit (see above for explanation).

Liquidity and Capital Resources

Twelve months ended June 30, 2012 compared to the twelve months ended June 30, 2011

We have had recurring losses and negative cash flows from operating activities and have significant future commitments. For the twelve months ended June 30, 2012, we had losses of approximately $17.6 million and negative cash flows from operating activities of approximately $8.6 million. Our management believes that its working capital as of June 30, 2012 of approximately $10.8 million should enable us to continue funding the negative cash flows from operating activities until October 2013, when our convertible debentures are subject to a non-contingent redemption option that could require us to make a payment of approximately $13.3 million, including accrued interest. Since we expect to continue incurring negative cash flows from operations and in light of the potential cash requirement in connection with our convertible debentures, there is substantial doubt about our ability to continue operating as a going concern.

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

Cash used in our operating activities was approximately $8.6 million for the twelve months ended June 30, 2012, and approximately $3.3 million for the same period in 2011. The principal reasons for the usage of cash in our operating activities for the twelve months ended June 30, 2012 included a net loss of approximately $17.6 million, an increase in working capital of approximately $1.7 million (driven primarily from an increase in our accounts receivable of approximately $1.2 million due to our increase in sales) and approximately $1.3 million in non-cash financial income related to the revaluation of warrants pertaining to our convertible debentures, offset by approximately $10.6 million in non-cash share-based compensation, approximately $1.2 million in non-cash financial expense related to our convertible debentures, and approximately $0.2 million of all other adjustments.

Cash used by our investing activities was approximately $43,000 during the twelve months ended June 30, 2012, compared to approximately $0.2 million during the same period in 2011. The principal reason for the decrease in cash flow from investing activities during 2012 was the purchase of approximately $290,000 of new equipment and the funding of employee retirement funds of approximately $71,000, partially offset by a decrease in restricted cash of approximately $306,000 and proceeds from the sale of equipment of approximately $12,000.

Cash flow generated from financing activities was approximately $11.1 million for the twelve months ended June 30, 2012, and $11.2 million for the same period in 2011. The principal source of cash flow from financing activities during 2012 was the proceeds from our convertible debentures and warrants issued on April 5, 2012 of approximately $9.9 million and the exercise of options of approximately $1.5 million, offset by the repayment of a long-term loan in the amount of approximately $0.3 million.

As of June 30, 2012, our current assets exceeded current liabilities by a multiple of 4.0. Current assets increased approximately $3.5 million during the twelve months ended June 30, 2012, mainly due to cash raised from the convertible debenture and warrant offering, and current liabilities increased by approximately $0.4 million during the same period. As a result, our working capital surplus increased by approximately $3.9 million to approximately $10.8 million during the twelve months ended June 30, 2012.

Long-Term Loan. Prior to June 30, 2012, we had a long-term loan in the amount of approximately $0.1 million bearing interest at the three month U.S. Dollar LIBOR rate plus 4% per annum. The loan was payable in eight quarterly installments during a period of three years that began in April 2010. According to the loan agreement, in case of an “exit transaction” (defined as certain merger or sale transactions, or an initial public offering), we were required to pay to the bank an additional $0.25 million (which did not occur) if the sum received in the transaction was higher than $100 million. The loan was repaid in January 2012.

Sales of Stock/Issuance of Debt and Securities. For the twelve months ended June 30, 2012, we issued senior secured convertible debentures due April 5, 2014 in the original aggregate principal amount of $11,702,128 and five-year warrants to purchase an aggregate of 835,866 shares of our common stock at an exercise price of $7.20 per share in exchange for aggregate gross proceeds of $11.0 million, with corresponding net proceeds of approximately $9.9 million. The convertible debentures were issued with a 6% original issuance discount, bear interest at an annual rate of 8% and are convertible at any time into shares of common stock at an initial conversion price of $7.00 per share. Upon conversion of the convertible debentures, investors will receive a conversion premium equal to 8% per annum, with a limit of 12% for the term of the convertible debentures, of the principal amount being converted. In addition, the investors may require us to redeem the convertible debentures at any time after October 5, 2013 (18 months after the date of issuance) for 112% of the then outstanding principal amount, plus all accrued interest, and we may prepay the convertible debentures after six months for 112% of the then outstanding principal amount, plus all accrued interest. In connection with this financing, we paid placement agent fees of $848,750 and issued placement agents warrants to purchase 78,078 shares of common stock, with terms identical to the warrants issued to the investors.

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

Craig Shore

On November 28, 2010, InspireMD Ltd. entered into an employment agreement with Craig Shore to serve as InspireMD Ltd.’s vice president of business development. Pursuant to the employment agreement, Mr. Shore was entitled to a monthly gross salary of $8,750, which amount increased to $10,200 upon consummation of our share exchange transactions on March 31, 2011 and which further increased to $10,620 as of July 1, 2011. Mr. Shore is also entitled to certain social and fringe benefits as set forth in the employment agreement. The consultancy agreement also contains certain confidentiality, non-competition and non-solicitation requirements for Mr. Shore. Mr. Shore is also entitled to, and received, a grant of options to purchase 11,250 restricted ordinary shares of InspireMD Ltd. which were converted into options to purchase 91,306 shares of our common stock following the consummation of our share exchange transactions on March 31, 2011; such options shall fully vest if Mr. Shore’s employment is terminated in connection with a change of control. If Mr. Shore’s employment is terminated without cause, Mr. Shore shall be entitled to at least 30 days’ prior notice and shall be paid his salary in full and all social and fringe benefits during such notice period. If a major change of control of InspireMD Ltd. occurs, Mr. Shore will be entitled to at least 180 days’ prior written notice and shall be paid his salary in full and all social and fringe benefits during such notice period. If Mr. Shore is terminated for cause, he is not entitled to any notice.

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

On February 27, 2011, Mr. Shore was granted options that currently represent the right to acquire up to 91,306 shares of our common stock at an exercise price of $4.92 per share. This award was part of the initial package negotiated with Mr. Shore in connection with his hiring in November 2010. The number of shares for which such award was exercisable and the exercise price were originally set forth in Mr. Shore’s employment agreement and related to shares of InspireMD Ltd. The per share price was determined based on the price at which InspireMD Ltd. had most recently raised capital. The option was converted into an option to acquire the current number of shares at the current exercise price through the share exchange transactions. The options vest on an annual basis over three years. The options had a fair market value of $260,554 as of February 27, 2011. In determining to grant Mr. Shore a significant portion of his compensation in the form of options, our board of directors believed that it was important to give Mr. Shore an equity interest in us. Providing Mr. Shore with an equity stake was viewed by our board as important, as Mr. Shore previously did not hold any such stake in us, as opposed to Mr. Paz and Dr. Holzer. In determining the number of shares to award to Mr. Shore, Mr. Paz and our board of directors considered the need to provide Mr. Shore with a compensation package that was sufficient to attract him to accept employment with us, given that his base salary was believed to be relatively low for his position, and the desire to provide Mr. Shore with an equity position in our company that was significant enough to align his objectives with those of our stockholders and allow Mr. Shore to share in our future on financial growth and the benefits of the share exchange and our becoming a U.S. public company.

On May 20, 2011, Mr. Shore was awarded a warrant to purchase 750 shares of our common stock at an exercise price of $7.20 per share as a bonus payment for his work performed in connection with our share exchange transactions. The warrant had a fair market value of $5,266 and vested immediately. The award was given in recognition of Mr. Shore’s extraordinary efforts related to our private placement transaction on March 31, 2011.

On May 25, 2012, Mr. Shore was granted options to acquire up to 75,000 shares of our common stock at an exercise price of $3.20 per share. The options vest on an annual basis over three years. The options had a fair market value of $139,499 as of May 25, 2012. The award was given in recognition of Mr. Shore’s past contributions, to increase Mr. Shore’s equity stake in us in order to further align Mr. Shore’s objectives with those of our stockholders and allow him to share in our future financial growth and to compensate for Mr. Shore’s relatively low salary for his position.

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

On June 1, 2011, Mr. Bar was awarded options to acquire up to 50,000 shares of common stock at an exercise price of $11.00 per share as a bonus payment for his significant contributions to our company. In determining to make such award, Mr. Paz considered Mr. Bar’s continued exemplary performance and contributions to the clinical development of our product and the desire to continue to retain his services and keep his compensation consistent with what we pay to our other senior executives. We determined that granting Mr. Bar more of an equity interest would further increase his opportunity to share in our future financial success and align his objectives with those of our stockholders. The options vest on an annual basis over a three year period. The options had a fair market value of $268,381 as of June 1, 2011. The exercise price was the fair market value of our common stock on the date of grant. On August 31, 2011, we cancelled these options and reissued an option to purchase 50,000 shares of common stock at an exercise price of $7.72 because our board of directors determined that the $11.00 exercise price was too far out of the money to achieve the compensatory and incentive purposes of the options. The exercise price of the new option was the fair market value of our common stock on the date of grant. The fair value of the 50,000 options as of August 31, 2011 was $185,175.

Mr. Bar also received two option awards in July 2010. The first award currently represents the right to acquire up to 152,177 shares of our common stock at an exercise price of $0.004 per share. The number of shares for which such award was exercisable and the exercise price originally related to shares of InspireMD Ltd. The per share price was set at $0.04 per share. The option was converted into an option to acquire the current number of shares at the current exercise price through the share exchange transactions. The second award currently represents the right to acquire up to 20,290 shares of our common stock at an exercise price of $4.92 per share. The number of shares for which such award was exercisable and the exercise price also originally related to shares of InspireMD Ltd. The per share price was determined based on the price at which InspireMD Ltd. had most recently raised capital. The option was converted into an option to acquire the current number of shares at the current exercise price through the share exchange transactions. Both awards were made in recognition of Mr. Bar’s contributions to our corporate and organizational achievements. The first award was related to Mr. Bar’s performance over the long-term of his tenure with us and to our desire to grant Mr. Bar an equity stake that would not be at risk. In particular, in determining to make this award, the board of directors took into account the fact that, from September 2008 to April 2009, Mr. Bar accepted several salary reductions, which resulted in his monthly salary being reduced from approximately $10,133 to approximately $7,387. Mr. Bar’s salary remained approximately $7,387 per month until August 2010, at which time his monthly salary was increased to $8,000. Furthermore, our board of directors decided that recognizing Mr. Bar’s efforts and sacrifices through an equity award was the most appropriate form of compensation, as it would also serve to give Mr. Bar an additional equity interest in us. Providing Mr. Bar with an increased equity stake was viewed by our board as important, as Mr. Bar’s existing options were deemed a very small stake in comparison to that held by Mr. Paz and Dr. Holzer. The second award was intended as a more traditional annual incentive award and related primarily to Mr. Bar’s performance in 2010 and our desire to grant Mr. Bar traditional options whose value would fluctuate depending on the performance of our common stock. Both option awards vest one-twelfth quarterly commencing with the quarter in which they were granted. The first award had a fair market value of $750,000 as of July 25, 2010. The second award had a fair market value of $68,509 as of July 31, 2010.

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

In addition, in recognition of Ms. Paz’s contributions to our corporate and organizational achievements in 2010, particularly with respect to the increased sales of our products, in June 2011, our board of directors awarded Ms. Paz options to acquire up to 91,306 shares of common stock at an exercise price of $6.00 per share. The options vest on a monthly basis over a three year period. The options had a fair market value of $639,407 as of June 1, 2011. The amount was determined with reference to the award made to Mr. Shore during 2011, for an approximately equal number of shares. The exercise price was the fair market value of our common stock on the date of grant. We did not consider the Black-Scholes valuation of the grant prior to making it. We did take into account the desire to provide Ms. Paz with an equity position in our company, separate from that of her husband, that would further align her objectives with those of our stockholders and allow her to share in our future financial growth.

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

Name and Principal Position	Year(*)	Salary ($)(1)	Bonus ($)(1)	Option Awards($)(2)		All Other Compensation ($)(1)		Total ($)(1)

Ofir Paz(3) Chief Executive Officer	2012	121,327	-	-		32,270	(4)	153,597
	2011	57,796	-	-		189,243	(4)	247,039
	2010	89,197	-	-		129,963	(4)	219,160
	2009	76,524	-	-		129,909	(4)	206,433

Craig Shore Chief Financial Officer, Secretary and Treasurer	2012	76,717	-	139,499		18,180	(5)	234,396
	2011	118,333	-	260,554		40,546	(5)	419,433
	2010	9,912	-	-		3,250	(5)	13,162	(6)

Eli Bar Senior Vice President, Research and Development and Chief Technical Officer of InspireMD Ltd.	2012	77,100	12,850	-		22,482	(8)	112,432
	2011	122,760	-	185,175	(7)	42,459	(8)	350,394
	2010	91,684	-	818,509		32,496	(8)	942,689
	2009	86,971	-	-		38,585	(8)	125,556

Asher Holzer, Ph.D.(3) Former President	2012	139,654	-	-		49,637	(9)	189,291
	2011	57,796	-	-		187,610	(9)	245,406
	2010	89,197	-	-		120,395	(9)	209,592
	2009	73,526	-	-		109,054	(9)	182,580

Sara Paz Former Vice President of Sales of InspireMD Ltd.	2012	-	-	-		83,569	(10)	83,569
	2011	-	-	639,407		142,609	(10)	782,016
	2010	-	-	-		77,603	(10)	77,603
	2009	-	-	-		59,197	(10)	59,197

(*)	2012 refers to our transition period from January 1 through June 30, 2012. Years 2009 to 2011 refer to our annual reporting periods for those years.

(1)	Compensation amounts received in non-U.S. currency have been converted into U.S. dollars using the average exchange rate for the applicable year. The average exchange rate for 2012 was 3.80 NIS per dollar, the average exchange rate for 2011 was 3.5781 NIS per dollar, the average exchange rate for 2010 was 3.7330 NIS per dollar and the average exchange rate for 2009 was 3.9326 NIS per dollar.

(2)	The amounts in this column reflect the dollar amounts recognized for financial statement reporting purposes with respect to the six months ended June 30, 2012 and the years ended December 31, 2009, 2010 and 2011, in accordance with FASB ASC Topic 718. Fair value is based on the Black-Scholes option pricing model using the fair value of the underlying shares at the measurement date. For additional discussion of the valuation assumptions used in determining stock-based compensation and the grant date fair value for stock options, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies—Share-Based Compensation” and Note 2—“Significant Accounting Policies” and Note 10—“Equity (Capital Deficiency)” of the Notes to the Consolidated Financial Statements for the Six Months Ended June 30, 2012 included herein.

(3)	Both Mr. Paz and Dr. Holzer are directors but do not receive any additional compensation for their services as directors.

(4)	Mr. Paz’s other compensation consisted of $57,612 in consulting salary and $72,297 in benefits in 2009, $78,491 in consulting salary and $51,472 in benefits in 2010 and $122,970 in consulting salary and $66,273 in benefits in 2011 and consisted solely of benefits in 2012. In each of 2009, 2010, 2011 and 2012, Mr. Paz’s benefits included our contributions to his severance, pension, vocational studies and disability funds, an annual recreation payment, a company car and cell phone, and a daily food allowance. In 2012, the car-related benefits for Mr. Paz were valued at $12,549.

(5)	Mr. Shore’s other compensation consisted solely of benefits in 2010 and 2012 and consisted of a warrant award valued at $5,266 and $35,280 in benefits in 2011. In each of 2010, 2011 and 2012, Mr. Shore’s benefits included our contributions to his severance, pension, vocational studies and disability funds, an annual recreation payment, a company car and cell phone, and a daily food allowance.

(6)	Mr. Shore’s total compensation in 2010 represented amounts paid beginning on November 24, 2010, the date of the commencement of Mr. Shore’s employment with us.

(7)	On June 1, 2011, Mr. Bar was awarded options to acquire up to 50,000 shares of common stock at an exercise price of $11.00 per share as a bonus payment for his contributions to our company in 2010. The options had a fair market value of $268,381. In August 2011, we cancelled the option to purchase 50,000 shares of common stock that were awarded to Mr. Bar in June 2011 and reissued an option to purchase 50,000 shares of common stock at an exercise price of $7.72 because our board of directors determined that the $11.00 exercise price was too far out of the money to achieve the compensatory and incentive purposes of the options. The new options had a fair market value of $185,175.

(8)	Mr. Bar’s other compensation in 2009, 2010, 2011 and 2012 consisted solely of benefits, including our contributions to his severance, pension, vocational studies and disability funds, an annual recreation payment, a company car and cell phone, and a daily food allowance.

(9)	Dr. Holzer’s other compensation consisted of $55,040 in consulting salary and $54,014 in benefits in 2009, $74,791 in consulting salary and $45,604 in benefits in 2010, $122,970 in consulting salary and $64,640 in benefits in 2011 and $14,474 in consulting salary and $35,163 in benefits in 2012. In each of 2009, 2010, 2011 and 2012, Dr. Holzer’s benefits included our contributions to his severance, pension, vocational studies and disability funds, an annual recreation payment, a company car and cell phone, and a daily food allowance.

(10)	Ms. Paz’s other compensation consisted of $59,197 in consulting salary in 2009, $77,603 in consulting salary in 2010, $112,136 in consulting salary and $30,473 in benefits in 2011 and $60,000 in consulting salary and $23,569 in benefits in 2012. In each of 2011 and 2012, Ms. Paz’s benefits included our contributions to her severance, pension, vocational studies and disability funds, an annual recreation payment, a company car and cell phone, and a daily food allowance.

2012 Grants of Plan-Based Awards

The following table sets forth information regarding grants of plan-based awards to our named executive officers in the six months ended June 30, 2012:

Name	Grant Date	Option Awards: Number of Securities Underlying (#)		Exercise or Base Price of Option Awards Options ($/Sh)	Grant Date Fair Value of Option Awards ($)
Ofir Paz Chief Executive Officer	-	-		-	-
Craig Shore Chief Financial Officer, Secretary and Treasurer	5/25/2012	75,000	(1)	3.20	139,499
Eli Bar (2) Senior Vice President, Research and Development and Chief Technical Officer of InspireMD Ltd.	-	-		-	-
Asher Holzer, Ph.D. Former President	-	-		-	-
Sara Paz Vice President of Sales of InspireMD Ltd.	-	-		-	-

(1)	On May 25, 2012, Mr. Shore was granted options to acquire up to 75,000 shares of our common stock at an exercise price of $3.20 per share. The options vest on an annual basis over three years. The options had a fair market value of $139,499 as of May 25, 2012. The award was given in recognition of Mr. Shore’s past contributions, to increase Mr. Shore’s equity stake in us in order to further align Mr. Shore’s objectives with those of our stockholders and allow him to share in our future financial growth and to compensate for Mr. Shore’s relatively low salary for his position.

Outstanding Equity Awards at End of Transition Period

The following table shows information concerning unexercised options outstanding as of June 30, 2012 for each of our named executive officers.   There are no outstanding stock awards with our named executive officers.

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date
Ofir Paz	-	-		-	-

Craig Shore	30,435	60,871	(1)	4.92	2/27/2021
	-	75,000	(2)	3.20	5/25/2022

Eli Bar	60,870	-		0.004	10/28/2016
	91,306	-		0.004	12/29/2016
	101,451	50,726	(3)	0.004	7/22/2020
	13,527	6,764	(3)	4.92	7/28/2020
	16,667	33,333	(4)	7.72	5/23/2016

Asher Holzer, Ph.D.	-	-		-	-

Sara Paz	30,435	60,871	(5)	6.00	6/1/2016

(1)	These options were granted in February 2011 and vest annually, with 1/3 vesting on November 23, 2011, November 23, 2012 and November 23, 2013.

(2)	These options were granted on May 25, 2012 and vest annually, with 1/3 vesting on May 25, 2013, May 25, 2014 and May 25, 2015.

(3)	These options were granted in July 2010 and vest quarterly over three years, commencing with the quarter in which they were granted.

(4)	These options were granted in August 2011 and vest annually, with 1/3 vesting on May 23, 2012, May 23, 2013 and May 23, 2014.

(5)	These options were granted in June 2011 and vest annually, with 1/3 vesting on April 8, 2012, April 8, 2013 and April 8, 2014.

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

The following table shows, as of June 30, 2012, potential payments to our named executive officers for various scenarios involving a resignation, termination, change of control, retirement, death or disability, using, where applicable, the closing price of our common stock of $4.24 (as reported on the OTC Bulletin Board as of June 29, 2012).  Compensation amounts to be paid in non-U.S. currency have been converted into U.S. dollars using 3.923 NIS per dollar, which was the exchange rate as of June 30, 2012.

Type of Event	Voluntary Resignation Upon Breach By Us		Voluntary Resignation		Termination for Cause		Termination Not for Cause		Death		Disability		Termination Not for Cause in Connection with a Change of Control		Change of Control (No Termination)
Ofir Paz
Employment agreement payments	$19,873	(1)	$19,873	(1)	—		$119,238	(2)	—		—		$119,238	(2)	—
Severance payments(3)	$86,408		$86,408		—		$86,408		$86,408		$86,408		$86,408		—
Accrued vacation payments(4)	$61,527		$61,527		$61,527		$61,527		$61,527		$61,527		$61,527		—
Value of accelerated options	—		—		—		—		—		—		—		—
Craig Shore
Employment agreement payments	$12,369	(5)	$12,369	(5)	—		$12,369	(5)	—		—		$74,215	(2)	—
Severance payments	$14,165	(6)	$14,165	(6)	—		$15,498	(7)	$15,498	(7)	$15,498	(7)	$15,498	(7)	—
Accrued vacation payments(4)	$12,242		$12,242		$12,242		$12,242		$12,242		$12,242		$12,242		—
Value of accelerated options	—				—		—		—		—		$78,000	(8)	$78,000	(9)
Eli Bar
Employment agreement payments	$24,942	(10)	$24,942	(10)	—		$24,942	(10)	—		—		$24,942	(10)	—
Severance payments	—		—		—		$68,397	(7)	$68,397	(7)	$68,397	(7)	$68,397	(7)	—
Accrued vacation payments(4)	$40,591		$40,591		$40,591		$40,591		$40,591		$40,591		$40,591		—
Value of accelerated options	—				—		—		—		—		$214,874	(11)	$214,874	(11)
Asher Holzer
Employment agreement payments	$10,169	(12)	$10,169	(12)	$10,169	(12)	$101,685	(13)	—		—		$101,685	(13)	—
Severance payments(3)	—		—		—		—		—		—		—		—
Accrued vacation payments(4)	—		—		—		—		—		—		—		—
Value of accelerated options	—		—		—		—		—		—		—
Sara Paz
Consultancy agreement payments	$13,491	(5)	$13,491	(5)	$—		$13,491	(5)	—		—		$13,491	(5)	—
Severance payments	—		—		—		—		—		—		—		—
Accrued vacation payments	—		—		—		—		—		—		—		—
Value of accelerated options	—		—		—		—		—		—		—		—

(1)	Represents total compensation for 30 days, during which time we will continue to compensate the officer according to his agreement and the officer will be obligated to continue to discharge and perform all of his duties and obligations under the agreement. In the event of material breach by us, we are permitted to cure our breach of the agreement during the 30 day notice period.

(2)	Represents total compensation for 180 days, during which time we will continue to compensate the officer according to his agreement and the officer will be obligated to continue to discharge and perform all of his duties and obligations under the agreement.

(3)	Represents the total amount that has been contributed to and accumulated in his severance payment fund.

(4)	Pursuant to Israeli law, the value of a vacation day is equal to gross salary divided by 22 working days per month.

(5)	Represents total compensation for 30 days, during which time we will continue to compensate the officer according to his or her agreement and the officer will be obligated to continue to discharge and perform all of his or her duties and obligations under the agreement.

(6)	Represents the total amount that has been contributed to and accumulated in his severance payment fund, to be paid pursuant to his employment agreement.

(7)	Represents the total amount to be paid under Israeli law in the event of termination not for cause, calculated based upon the officer’s monthly salary as of June 30, 2012, multiplied by his years of employment with us.

(8)	Represents the vesting of options to purchase 75,000 shares of our common stock, multiplied by the difference between the exercise price of $3.24 and the closing price of our common stock of $4.24 (as reported on the OTC Bulletin Board as of June 30, 2012), which shall occur upon termination of Mr. Shore’s employment within one year of a change of control.

(9)	Assumes that such stock options are not assumed or substituted by the surviving company and represents the vesting of options to purchase 75,000 shares of our common stock, multiplied by the difference between the exercise price of $3.24 and the closing price of our common stock of $4.24 (as reported on the OTC Bulletin Board as of June 30, 2012).

(10)	Represents total compensation for 60 days, during which time we will continue to compensate the officer according to his agreement and the officer will be obligated to continue to discharge and perform all of his duties and obligations under the agreement.

(11)	Assumes that such stock options are not assumed or substituted by the surviving company and represents the sum of the vesting of options to purchase 50,726 shares of our common stock, multiplied by the difference between the exercise price of $0.004 and the closing price of our common stock of $4.24 (as reported on the OTC Bulletin Board as of June 30, 2012).

(12)	Represents total compensation for 15 days, during which time we will continue to compensate the officer according to his agreement and the officer will be obligated to continue to discharge and perform all of his duties and obligations under the agreement.

(13)	Represents total compensation for the remainder of the term of Dr. Holzer’s consulting agreement, which terminates November 30, 2012.

Director Compensation

The following table shows information concerning our directors other than Mr. Paz and Dr. Holzer, during the six months ended June 30, 2012.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards(1) ($)	All Other Compensation ($)	Total ($)
Sol J. Barer, Ph.D.	-		215,044		215,044
James Barry, Ph.D.			129,695		129,695
Paul Stuka	-		23,323		23,323
Eyal Weinstein	-		23,323		23,323

(1)	The amounts in this column reflect the dollar amounts recognized for financial statement reporting purposes with respect to the six months ended June 30, 2012, in accordance with FASB ASC Topic 718. Fair value is based on the Black-Scholes option pricing model using the fair value of the underlying shares at the measurement date. For additional discussion of the valuation assumptions used in determining stock-based compensation and the grant date fair value for stock options, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies—Share-Based Compensation” and Note 2—“Significant Accounting Policies” and Note 10—“Equity (Capital Deficiency)” of the Notes to the Consolidated Financial Statements for the Six Months Ended June 30, 2012 included herein.

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

Name	Shares Subject to Options		Grant Date	Exercise Price	Vesting Schedule	Expiration	Fair Market Value on Grant Date
Sol J. Barer, Ph.D.	12,500	(1)	June 18, 2012	$3.16	One-third annually in 2013, 2014 and 2015 on the anniversary of the date of grant, provided that Dr. Barer is providing services to us or our subsidiaries or affiliates on the applicable vesting date.	June 18, 2022	$23,323

James Barry, Ph.D.	25,000	(2)	January 30, 2012	$7.80	One-third annually in 2013, 2014 and 2015 on the anniversary of the date of grant, provided that if Dr. Barry is (i) not reelected as a director at our 2014 annual meeting of stockholders, or (ii) not nominated for reelection as a director at our 2014 annual meeting of stockholders, the option vests and becomes exercisable on the date of such failure to be reelected or nominated.	January 30, 2022	$106,372

	12,500	(1)	June 18, 2012	$3.16	One-third annually in 2013, 2014 and 2015 on the anniversary of the date of grant, provided that Dr. Barry is providing services to us or our subsidiaries or affiliates on the applicable vesting date.	June 18, 2022	$23,323

Paul Stuka	12,500	(1)	June 18, 2012	$3.16	One-third annually in 2013, 2014 and 2015 on the anniversary of the date of grant, provided that Mr. Stuka is providing services to us or our subsidiaries or affiliates on the applicable vesting date.	June 18, 2022	$23,323

Eyal Weinstein	12,500	(1)	June 18, 2012	$3.16	One-third annually in 2013, 2014 and 2015 on the anniversary of the date of grant, provided that Mr. Weinstein is providing services to us or our subsidiaries or affiliates on the applicable vesting date.	June 18, 2022	$23,323

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

The percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o InspireMD, Inc., 4 Menorat Hamaor St., Tel Aviv, Israel 67448. As of September 1, 2012, we had 17,070,477 shares outstanding.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percentage Beneficially Owned(1)
5% Owners
Yuli Ofer (2)	1,129,575		6.6%
Genesis Capital Advisors LLC(3)	2,098,844	(4)	11.0%
Ayer Capital Management, LP(5)	1,309,426	(6)	7.3%
Officers and Directors
Ofir Paz	2,603,982	(7)	15.2%
Asher Holzer, Ph.D.	2,575,109	(8)	15.1%
Eli Bar	281,526	(9)	1.6%
Craig Shore	30,435	(10)	*
Sara Paz	2,603,982	(7)	15.2%
Sol J. Barer, Ph.D. (11)	1,156,250	(12)	6.8%
James Barry, Ph.D. (13)	0		-
Paul Stuka (14)	508,333	(15)	2.9%
Eyal Weinstein (16)	2,083	(17)	*
All directors and executive officers as a group (9 persons)	7,155,636		40.2%

*	Represents ownership of less than one percent.

(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of September 1, 2012. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)	Mr. Ofer’s address is 36 Hamesila Street, Herzeliya, Israel.

(3)	Genesis Capital Advisors LLC’s address is 1212 Avenue of the Americas, 19th Floor, New York, New York 10036.

(4)	Comprised of (i) 98,784 shares of common stock issuable upon the exercise of a warrant held by HUG Funding LLC, (ii) 206,619 shares of common stock issuable upon the conversion of a convertible debenture held by HUG Funding LLC, (iii) 319,149 shares of common stock issuable upon the exercise of a warrant held by Genesis Opportunity Fund L.P., (iv) 667,537 shares of common stock issuable upon the conversion of a convertible debenture held by Genesis Opportunity Fund L.P., (v) 377,630 shares of common stock issuable upon the exercise of warrants held by Genesis Asset Opportunity Fund L.P., (vi) 317,875 shares of common stock issuable upon the conversion of a convertible debenture held by Genesis Asset Opportunity Fund L.P., (vii) 25,000 shares of common stock held directly by Genesis Asset Opportunity Fund L.P. and (viii) 86,250 shares of common stock held directly by Genesis Life Science Fund LP. Genesis Capital Advisors LLC is the investment adviser to Genesis Opportunity Fund L.P., Genesis Asset Opportunity Fund L.P. and Genesis Life Science Fund LP, and, as such, may be deemed to beneficially own securities owned by each of Genesis Opportunity Fund L.P., Genesis Asset Opportunity Fund L.P. and Genesis Life Science Fund LP. Each of Genesis Capital Advisors LLC and HUG Funding LLC are controlled by Daniel Saks, Ethan Benovitz and Jaime Hartman, and, as such, Genesis Capital Advisors LLC may be deemed to beneficially own securities held by HUG Funding LLC. In addition, each of Daniel Saks, Ethan Benovitz and Jaime Hartman have shared voting and dispositive power over the securities held by HUG Funding LLC, Genesis Opportunity Fund L.P., Genesis Asset Opportunity Fund L.P. and Genesis Life Science Fund LP. Each of the convertible debentures and warrants held by HUG Funding LLC, Genesis Opportunity Fund L.P. and Genesis Asset Opportunity Fund L.P. have contractual provisions limiting conversion and exercise to the extent such conversion or exercise would cause the holder, together with its affiliates or members of a “group”, to beneficially own a number of shares of common stock that would exceed 4.99% or 9.99% of our then outstanding shares of common stock following such conversion or exercise. The shares and percentage ownership of our outstanding shares indicated in the table above as beneficially owned by Genesis Capital Advisors LLC do not give effect to these limitations.

(5)	Ayer Capital Management, LP’s address is 230 California Street, Suite 600, San Francisco, CA 94111.

(6)	Comprised of (i) 247,455 shares of common stock issuable upon the exercise of a warrant held by Ayer Capital Partners Master Fund, L.P., (ii) 517,580 shares of common stock issuable upon the conversion of a convertible debenture held by Ayer Capital Partners Master Fund, L.P., (iii) 4,901 shares of common stock issuable upon the exercise of a warrant held by Ayer Capital Partners Kestrel Fund, LP, (iv) 10,252 shares of common stock issuable upon the conversion of a convertible debenture held by Ayer Capital Partners Kestrel Fund, LP, (v) 13,602 shares of common stock issuable upon the exercise of warrants held by Epworth-Ayer Capital, (vi) 28,450 shares of common stock issuable upon the conversion of a convertible debenture held by Epworth-Ayer Capital, (vii) 454,813 shares of common stock held directly by Ayer Capital Partners Master Fund, L.P., (viii) 8,384 shares of common stock held directly by Ayer Capital Partners Kestrel Fund, LP, and (ix) 23,991 shares of common stock held directly by Epworth-Ayer Capital. The investment advisor for each of Ayer Capital Partners Master Fund, L.P., Ayer Capital Partners Kestrel Fund, LP and Epworth-Ayer Capital is Ayer Capital Management, LP, of which Jay Venkatesan serves as managing member. Jay Venkatesan may therefore be deemed to beneficially own the shares of common stock held by the Funds, as he holds or shares voting and dispositive power over such shares. Each of the convertible debentures and warrants held by Ayer Capital Partners Master Fund, L.P., Ayer Capital Partners Kestrel Fund, LP and Epworth-Ayer Capital have contractual provisions limiting conversion and exercise to the extent such conversion or exercise would cause the holder, together with its affiliates or members of a “group”, to beneficially own a number of shares of common stock that would exceed 4.99% or 9.99% of our then outstanding shares of common stock following such conversion or exercise. The shares and percentage ownership of our outstanding shares indicated in the table above as beneficially owned by Ayer Capital Management, LP do not give effect to these limitations.

(7)	This amount includes options to purchase 30,436 shares of common stock that are held by Sara Paz, Ofir Paz’s wife, that are currently exercisable within 60 days of September 1, 2012. This amount does not include 93,132 shares of common stock that Mr. Paz presently holds as trustee for a family trust. Mr. Paz does not have either voting power or dispositive power over these shares and disclaims all beneficial ownership therein. Ofir Paz and Sara Paz, as husband and wife, share voting and investment power with respect to all shares reported by Mr. Paz or Ms. Paz. On March 27, 2012, Ms. Paz ceased to be an executive officer.

(8)	This amount does not include 14,731 shares of common stock that Dr. Holzer presently holds as trustee for a family trust. Dr. Holzer does not have either voting power or dispositive power over these shares and disclaims all beneficial ownership therein.

(9)	Represents options that are currently exercisable or exercisable within 60 days of September 1, 2012.

(10)	Represents options that are currently exercisable or exercisable within 60 days of September 1, 2012.

(11)	Dr. Barer’s address is c/o InspireMD, Inc., 4 Menorat Hamaor St., Tel Aviv, Israel 67448.

(12)	Comprised of (i) 975,000 shares of common stock and (ii) options to purchase 181,250 shares of common stock that are currently exercisable or exercisable within 60 days of September 1, 2012.

(13)	Dr. Barry’s address is c/o InspireMD, Inc., 4 Menorat Hamaor St., Tel Aviv, Israel 67448.

(14)	Mr. Stuka’s address is c/o Osiris Partners, LLC, 1 Liberty Square, 5th Floor, Boston, MA 02109.

(15)	Mr. Stuka is the principal and managing member of Osiris Investment Partners, L.P., and, as such, has beneficial ownership of the (i) 333,333 shares of common stock and (ii) currently exercisable warrants to purchase 166,667 shares of common stock held by Osiris Investment Partners, L.P. In addition, Mr. Stuka individually holds an option to purchase 8,333 shares of common stock that is currently exercisable or exercisable within 60 days of September 1, 2012.

(16)	Mr. Weinstein’s address is c/o Leorlex Ltd., P.O. Box 15067 Matam, Haifa, Israel 3190.

(17)	Represents options that are currently exercisable or exercisable within 60 days of September 1, 2012.

Equity Compensation Plan Information

Equity Compensation Plan Information

The following table provides certain information as of June 30, 2012 with respect to our equity compensation plans under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,417,033		$3.20	5,331,867
Equity compensation plans not approved by security holders	964,646	(1)	$6.36	0
Total	3,381,679		$4.12	5,331,867

(1) Comprised of awards made to individuals outside the InspireMD, Inc. 2011 UMBRELLA Option Plan, as described below:

•	Options issued to certain providers of finder services: from May 2005 through December 2010, we issued options to purchase an aggregate of 74,849 shares of common stock to five different finders who assisted in raising funds for us. The exercise price of these options range from par value to $4.92. All such options are fully vested. These options expire between April 2012 through June 2016.

•	Options issued to a consultant: in May 2006, we issued options to purchase 83,636 shares of common stock to a consultant. The exercise price of these options was $0.76. We believe these options have expired, but they are included above because such expiration is currently under legal dispute.

•	Options issued to former directors: in August 2011, we issued options to purchase an aggregate of 81,161 shares of common stock to David Ivry and Fellice Pelled. Both Mr. Ivry and Mr. Peled resigned as directors of InspireMD Ltd. on March 31, 2011. Pursuant to the terms of the directors’ vested options, the vested options expired thirty days after the directors’ resignations. However, in connection with their resignation, we granted Mr. Ivry and Mr. Pelled each replacement options to purchase 40,581 shares of common stock. The exercise price of these options is $4.92 and they expire on December 31, 2014.

•	Options issued to current director: in November 2011, we issued options to purchase an aggregate of 725,000 shares of common stock to Sol J. Barer, Ph.D., the chairman of our board of directors. For a description of these options, please see “Item 11. Executive Compensation—Director Compensation.”

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

INSPIREMD, INC.

Date: January 3, 2013	By:	/s/ Ofir Paz
Ofir Paz
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ofir Paz	Chief Executive Officer and Director	January 3, 2013
Ofir Paz	(principal executive officer)

/s/ Craig Shore	Chief Financial Officer, Secretary and Treasurer	January 3, 2013
Craig Shore	(principal financial and accounting officer)

/s/ Sol J. Barer	Chairman of the Board of Directors	January 3, 2013
Sol J. Barer

/s/ Asher Holzer	Director	January 3, 2013
Asher Holzer

/s/ James Barry	Director	January 3, 2013
James Barry

/s/ Paul Stuka	Director	January 3, 2013
Paul Stuka

/s/ Eyal Weinstein	Director	January 3, 2013
Eyal Weinstein

/s/ James Loughlin	Director	January 3, 2013
James Loughlin

Index to Exhibits

Exhibit No.	Description
2.1	Share Exchange Agreement, dated as of December 29, 2010, by and among InspireMD Ltd., Saguaro Resources, Inc., and the Shareholders of InspireMD Ltd. that are signatory thereto (incorporated by reference to Exhibit 10.1 to Saguaro Resources, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2011)

2.2	Amendment to Share Exchange Agreement, dated February 24, 2011 (incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

2.3	Second Amendment to Share Exchange Agreement, dated March 25, 2011 (incorporated by reference to Exhibit 2.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011)

10.1+	Amended and Restated 2011 Umbrella Option Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2011)

10.2+	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.3	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated as of March 31, 2011 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.4	Stock Purchase Agreement, by and between InspireMD, Inc. and Lynn Briggs, dated as of March 31, 2011 (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.5	Securities Purchase Agreement, dated as of March 31, 2011, by and among InspireMD, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.6	Form of $7.20 Warrant (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.7	Form of $4.92 Warrant (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.8	$1,250,000 Convertible Debenture, dated July 20, 2010, by and between InspireMD Ltd. and Genesis Asset Opportunity Fund, L.P. (incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.9	Unprotected Leasing Agreement, dated February 22, 2007, by and between Block 7093 Parcel 162 Company Ltd. Private Company 510583156 and InspireMD Ltd. (incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.10	Securities Purchase Agreement, dated as of July 22, 2010, by and among InspireMD Ltd. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.11	Manufacturing Agreement, by and between InspireMD Ltd. and QualiMed Innovative Medizinprodukte GmbH, dated as of September 11, 2007 (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.12	Development Agreement, by and between InspireMD Ltd. and QualiMed Innovative Medizinprodukte GmbH, dated as of January 15, 2007 (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.13	License Agreement, by and between Svelte Medical Systems, Inc. and InspireMD Ltd., dated as of March 19, 2010 (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.14+	Agreement, by and between InspireMD Ltd. and Ofir Paz, dated as of April 1, 2005 (incorporated by reference to Exhibit 10.14 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.15+	Amendment to the Employment Agreement, by and between InspireMD Ltd. and Ofir Paz, dated as of October 1, 2008 (incorporated by reference to Exhibit 10.15 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.16+	Second Amendment to the Employment Agreement, by and between InspireMD Ltd. and Ofir Paz, dated as of March 28, 2011 (incorporated by reference to Exhibit 10.16 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.17+	Personal Employment Agreement, by and between InspireMD Ltd. and Asher Holzer, Ph.D., dated as of April 1, 2005 (incorporated by reference to Exhibit 10.17 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.18+	Amendment to the Employment Agreement, by and between InspireMD Ltd. and Asher Holzer, Ph.D., dated as of March 28, 2011 (incorporated by reference to Exhibit 10.18 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.19+	Personal Employment Agreement, by and between InspireMD Ltd. and Eli Bar, dated as of June 26, 2005 (incorporated by reference to Exhibit 10.19 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.20+	Employment Agreement, by and between InspireMD Ltd. and Bary Oren, dated as of August 25, 2009 (incorporated by reference to Exhibit 10.20 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.21+	Employment Agreement, by and between InspireMD Ltd. and Craig Shore, dated as of November 28, 2010 (incorporated by reference to Exhibit 10.21 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.22+	Form of Indemnity Agreement between InspireMD, Inc. and each of the directors and executive officers thereof (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.23	Agreement with Bank Mizrahi Tefahot LTD. for a loan to InspireMD Ltd. in the original principal amount of $750,000 (incorporated by reference to Exhibit 10.23 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.24	Securities Purchase Agreement, dated as of April 18, 2011, by and among InspireMD, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2011)

10.25	Form of Warrant (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2011)

10.26	Agreement by and between InspireMD Ltd. and MeKo Laser Material Processing, dated as of April 15, 2010 (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.27	Agreement by and between InspireMD Ltd. and Natec Medical Ltd, dated as of September 23, 2009 (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.28	Exclusive Distribution Agreement by and between InspireMD Ltd. and Hand-Prod Sp. Z o.o, dated as of December 10, 2007 (incorporated by reference to Exhibit 10.28 to Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 12, 2011)

10.29	Factoring Agreement by and between InspireMD Ltd. and Bank Mizrahi Tefahot Ltd., dated as of February 22, 2011 (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.30+	$6.00 Nonqualified Stock Option Agreement, dated as of July 11, 2011, by and between InspireMD, Inc. and Sol J. Barer, Ph.D. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2011)

10.31+	Consultancy Agreement, dated as of April 1, 2011, by and between InspireMD Ltd. and Ofir Paz (incorporated by reference to Exhibit 10.34 to Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 21, 2011)

10.32+	Consultancy Agreement, dated as of April 29, 2011, by and between InspireMD Ltd. and Asher Holzer, Ph.D. (incorporated by reference to Exhibit 10.35 to Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 21, 2011)

10.33	Exclusive Distribution Agreement by and between InspireMD GmbH. and IZASA Distribuciones Tecnicas SA, dated as of May 20, 2009 (incorporated by reference to Exhibit 10.36 to Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 12, 2011)

10.34	Amendment to the Distribution Agreement by and between InspireMD GmbH. and IZASA Distribuciones Tecnicas SA, dated as of February 2011 (incorporated by reference to Exhibit 10.37 to Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 12, 2011)

10.35	Exclusive Distribution Agreement by and between InspireMD Ltd. and Tzamal-Jacobsohn Ltd., dated as of December 24, 2008 (incorporated by reference to Exhibit 10.38 to Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 12, 2011)

10.36	Exclusive Distribution Agreement by and between InspireMD Ltd. and Kirloskar Technologies (P) Ltd., dated as of May 13, 2010 (incorporated by reference to Exhibit 10.39 to Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 12, 2011)

10.37+	Consultancy Agreement by and between InspireMD Ltd. and Sara Paz, dated as of May 6, 2008 (incorporated by reference to Exhibit 10.40 to Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 12, 2011)

10.38+	Consultancy Agreement by and between InspireMD Ltd. and Sara Paz Management and Marketing Ltd., dated as of September 1, 2011 (incorporated by reference to Exhibit 10.41 to Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 12, 2011)

10.39	Clinical Trial Services Agreement, dated as of October 4, 2011, by and between InspireMD Ltd. and Harvard Clinical Research Institute, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2011)

10.40	Letter Agreement by and between InspireMD Ltd. and Tzamal-Jacobsohn Ltd., dated as of May 9, 2011 (incorporated by reference to Exhibit 10.43 to Amendment No. 4 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 1, 2011)

10.41+	Stock Award Agreement, dated as of November 16, 2011, by and between InspireMD, Inc. and Sol J. Barer, Ph.D. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2011)

10.42+	Nonqualified Stock Option Agreement, dated as of November 16, 2011, by and between InspireMD, Inc. and Sol J. Barer, Ph.D. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2011)

10.43	Amendment No. 1 to Securities Purchase Agreement, dated as of June 21, 2011, by and among InspireMD, Inc. and the purchasers that are signatory thereto (incorporated by reference to Exhibit 10.43 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2012)

10.44	Amendment No. 2 to Securities Purchase Agreement, dated as of November 14, 2011, by and among InspireMD, Inc. and the purchasers that are signatory thereto (incorporated by reference to Exhibit 10.44 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2012)

10.45	Consultancy Agreement, dated March 27, 2012, by and between InspireMD Ltd. and Robert Ratini (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2012)

10.46	Securities Purchase Agreement, dated April 5, 2012, by and between InspireMD, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2012)

10.47	Form of Senior Secured Convertible Note issued April 5, 2012 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2012)

10.48	Form of April 2012 $7.20 Warrant (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2012)

10.49	Registration Rights Agreement, dated April 5, 2012, by and between InspireMD, Inc. and the purchasers set forth therein (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2012)

10.50	Security Agreement, dated April 5, 2012, by and between InspireMD, Inc., InspireMD Ltd., Inspire MD GmbH and certain purchasers set forth therein (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2012)

10.51	Intellectual Property Security Agreement, dated April 5, 2012, by and between InspireMD, Inc., InspireMD Ltd., Inspire MD GmbH and certain purchasers set forth therein (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2012)

10.52	Deposit Account Control Agreement, dated April 5, 2012, among InspireMD, Inc., Bank Leumi USA and certain purchasers set forth therein (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2012)

10.53	Subsidiary Guarantee, dated April 5, 2012, by InspireMD Ltd. and Inspire MD GmbH, in favor of certain purchasers set forth therein (incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2012)

10.54	Fixed and Floating Charge Debenture, dated April 5, 2012, by and between InspireMD Ltd. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2012)

10.55	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2012)

10.56	Consulting Agreement, dated as of June 1, 2012, by and between InspireMD, Inc. and Asher Holzer, Ph.D.(incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2012)

10.57	Separation Agreement and Release, made as of June 1, 2012, by and between InspireMD Ltd., OSH-IL, the Israeli Society of Occupational Health and Safety Ltd., Company No. 513308247 and Asher Holzer, Ph.D.(incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2012)

10.58**	Mutual Waiver and Release, dated as of July 22, 2012, by and between InspireMD Ltd. and Hand-Prod Sp. Z o.o.

10.59**	Exclusive Distribution Agreement, dated as of August 1, 2007, by and between InspireMD Ltd. and Kardia Srl.

10.60**	Addendum to the Distribution Agreement, dated as of January 18, 2011, by and between InspireMD Ltd. and Kardia Srl.

10.61**	Exclusive Distribution Agreement, dated as of May 13, 2010, by and between InspireMD Ltd. and Euromed Deutschland GmbH.

10.62**	Exclusive Distribution Agreement, dated as of May 26, 2011, by and between InspireMD Ltd. and Bosti Trading Ltd.

10.63**	Addendum to the Distribution Agreement, dated as of August 29, 2011, by and between InspireMD Ltd. and Bosti Trading Ltd.

10.64**	Omnibus Debenture Amendment, dated May 31, 2012, by and between InspireMD, Inc. and the debenture holders set forth therein.

10.65**	Amendment No. 1 to Registration Rights Agreement, dated May 31, 2012, by and between InspireMD, Inc. and the purchasers set forth therein.

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Supplemental Financial Information - Financial Statements for the Years Ended June 30, 2012 and June 30, 2011 (unaudited)

101**	The following materials from InspireMD, Inc.’s Transition Report on Form 10-K/T for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Equity (Capital Deficiency), (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements

* Filed herewith.

** Filed previously.

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

Tel Aviv, Israel	/s/ Kesselman & Kesselman
September 11, 2012, except for Note 16 for which the date is January 3, 2013	Certified Public Accountants (Isr.) A member of PricewaterhouseCoopers International Limited

INSPIREMD, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

	June 30	December 31
	2012	2011	2010

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$10,284	$5,094	$636
Restricted cash	37	91	250
Accounts receivable:
Trade	1,824	2,284	852
Other	264	118	75
Prepaid expenses	93	72	3
Inventory:
On hand	1,744	2,061	1,704
On consignment	63	110	371
Total current assets	14,309	9,830	3,891

PROPERTY, PLANT AND EQUIPMENT, net	462	420	282

NON-CURRENT ASSETS:
Deferred debt issuance costs	961		15
Fund in respect of employee rights upon retirement	282	215	167
Total non-current assets	1,243	215	182
Total assets	$16,014	$10,465	$4,355

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

	June 30	December 31
	2012	2011	2010

LIABILITIES AND EQUITY (CAPITAL DEFICIENCY)

CURRENT LIABILITIES:
Current maturities of long-term loan		$94	$355
Accounts payable and accruals:
Trade	$441	814	1,103
Other	2,925	2,217	1,509
Advanced payment from customers	174	316	559
Loans from shareholders			20
Deferred revenues	10		398
Total current liabilities	3,550	3,441	3,944

LONG-TERM LIABILITIES:
Long-term loan			75
Liability for employees rights upon retirement	354	270	206
Convertible loans	5,018		1,044
Contingently redeemable warrants	1,706
Total long-term liabilities	7,078	270	1,325

COMMITMENTS AND CONTINGENT LIABILITIES (Note 9)
Total liabilities	10,628	3,711	5,269

EQUITY (CAPITAL DEFICIENCY):

Common stock, par value $0.0001 per share; 125,000,000 shares authorized; 17,040,040, 17,044,737 and 12,465,951 shares issued and outstanding at June 30, 2012 and December 31, 2011 and 2010, respectively	2	2	1
Additional paid-in capital	49,106	43,393	21,061
Accumulated deficit	(43,722)	(36,641)	(21,976)
Total equity (capital deficiency)	5,386	6,754	(914)
Total liabilities and equity (less capital deficiency)	$16,014	$10,465	$4,355

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except per share data)

	6 month period ended	Year ended December 31
	June 30, 2012	2011	2010	2009

REVENUES	$2,071	$6,004	$4,949	$3,411
COST OF REVENUES	1,377	3,011	2,696	2,291
GROSS PROFIT	694	2,993	2,253	1,120
OPERATING EXPENSES:
Research and development	2,607	2,474	1,338	1,330
Selling and marketing	1,246	1,973	1,236	1,040
General and administrative (including $1,454, $8,542, $869 and $65 of share-based compensation for the six month period ended June 30, 2012 and the years ended December 31, 2011, 2010 and 2009, respectively)	3,999	12,275	2,898	1,467
Total operating expenses	7,852	16,722	5,472	3,837
LOSS FROM OPERATIONS	(7,158)	(13,729)	(3,219)	(2,717)
FINANCIAL EXPENSES (INCOME), net	(109)	934	154	(40)
LOSS BEFORE TAX EXPENSES	(7,049)	(14,663)	(3,373)	(2,677)
TAX EXPENSES	32	2	47	47
NET LOSS	$(7,081)	$(14,665)	$(3,420)	$(2,724)
NET LOSS PER SHARE - basic and diluted	$(0.41)	$(0.95)	$(0.28)	$(0.23)
WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES USED IN COMPUTING NET LOSS PER SHARE - basic and diluted	17,044,221	15,359,925	12,308,632	11,914,713

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CAPITAL DEFICIENCY)

	Ordinary shares
	Number of shares	Par value	Additional paid-in capital	Accumulated deficit	Total equity (capital deficiency)
		U.S. dollars in thousands
BALANCE AT JANUARY 1, 2009	11,765,484	$1	$15,965	$(15,832)	$134
CHANGES DURING 2009:
Net loss				(2,724)	(2,724)
Exercise of options by employees	114,681	*	*		*
Employee and non-employee share-based compensation expenses			594		594
Redemption of beneficial conversion feature of convertible loan			(308)		(308)
Issuance of ordinary shares, net of $44 issuance cost	204,431	*	965		965
BALANCE AT DECEMBER 31, 2009	12,084,596	1	17,216	(18,556)	(1,339)

CHANGES DURING 2010:
Net loss				(3,420)	(3,420)
Employee and non-employee share-based compensation expenses			1,640		1,640
Issuance of warrants, net of $23 issuance costs			424		424
Issuance of ordinary shares, net of $97 issuance costs	381,355	*	1,781		1,781
BALANCE AT DECEMBER 31, 2010	12,465,951	1	21,061	(21,976)	(914)

CHANGES DURING 2011:
Net loss				(14,665)	(14,665)
Employee and non-employee share-based compensation expenses	748,446	*	11,606		11,606
Issuance of shares and warrants, net of $2,835 issuance costs	3,248,067	1	7,653		7,654
Issuance of ordinary shares, net of $185 issuance costs	200,717	*	805		805
Exercise of options by employee	250,000	*	1,500		1,500
Conversion of convertible loans	131,556	*	768		768
BALANCE AT DECEMBER 31, 2011	17,044,737	$2	$43,393	$(36,641)	$6,754

CHANGES DURING THE 6 MONTH PERIOD ENDED JUNE 30, 2012:
Net loss				(7,081)	(7,081)
Employee and non-employee share-based compensation expenses			1,944		1,944
Acquisition and cancellation of shares	(4,697)	*	(21)		(21)
Beneficial conversion feature of convertible loan			3,790		3,790
BALANCE AT JUNE 30, 2012	17,040,040	$2	$49,106	$(43,722)	$5,386

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

On December 29, 2010, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) by and among the Company and InspireMD Ltd., a limited company incorporated under the laws of the State of Israel in April 2005. Subsequent to the date of execution of the Exchange Agreement, shareholders of InspireMD Ltd., holding 91.7% of InspireMD Ltd.’s issued and outstanding ordinary shares, executed a joinder to the Exchange Agreement and became parties thereto (the “InspireMD Shareholders”). Pursuant to the Exchange Agreement, on March 31, 2011, the InspireMD Shareholders transferred all of their ordinary shares in InspireMD Ltd. to the Company in exchange for 11,617,977 newly issued shares of common stock of the Company (the “Initial Share Exchange”). In addition, the remaining holders of InspireMD Ltd.’s ordinary shares separately transferred all of their ordinary shares of InspireMD Ltd. to the Company, in exchange for an aggregate of 1,048,689 newly issued shares of common stock of the Company (the “Follow Up Share Exchange”) and, together with the Initial Share Exchange, the “Share Exchange”). As a result of the Share Exchange, InspireMD Ltd. became a wholly owned subsidiary of the Company.

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

For the six month period ended June 30, 2012, as well as the years ended December 31, 2011, 2010 and 2009, all ordinary shares underlying outstanding options, warrants and convertible loans have been excluded from the calculation of the diluted loss per share since their effect was anti-dilutive. The total number of ordinary shares related to outstanding options, warrants and convertible loans excluded from the calculations of diluted loss per share were 8,117,577 for the six month period ended June 30, 2012, and 5,406,613, 2,375,528 and 1,469,347 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

The Company expects contribution plan expenses in fiscal year 2013 to be approximately $198 thousand.

NOTE 6 - convertible LOANS

a.	On April 5, 2012, the Company issued senior secured convertible debentures (the “2012 Convertible Debentures”) due April 5, 2014 in the original aggregate principal amount of $11,702,128 and five-year warrants (the “2012 Warrants”) to purchase an aggregate of 835,866 shares of its common stock at an exercise price of $7.20 per share in a private placement transaction in exchange for aggregate gross proceeds of $11,000 thousand. The 2012 Convertible Debentures bear interest at an annual rate of 8% (payable quarterly beginning on July 1, 2012) and are convertible at any time into shares of common stock at an initial conversion price of $7.00 per share.

The relevant features of the 2012 Convertible Debentures and 2012 Warrants are summarized below:

1)	2012 Convertible Debentures

A.	Conversion and contingent conversion

The 2012 Convertible Debentures, including accrued interest on such 2012 Convertible Debentures, are convertible at any time, in whole or part, at the option of the holders into shares of common stock at an initial conversion price of $7.00 per share, subject to adjustment for stock splits, fundamental transactions or similar events and an additional conversion adjustment described below.

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

The 2012 Warrants are immediately exercisable and, in the aggregate, entitle the holders to purchase up to 835,866 shares of common stock. The 2012 Warrants have an initial exercise price of $7.20 per share payable in cash. ” The 2012 Warrants expire on April 5, 2017.

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

In connection with the Transaction, the Company paid issuance costs, including placement agent and legal fees, of approximately $1,200 thousand, and issued five-year warrants (“2012 Placement Agents Warrants”) to purchase 78,078 shares of the Company’s common stock at an exercise price of $7.20 per share to the placement agent.

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

b.	In July 2010, InspireMD Ltd. entered into a securities purchase agreement, pursuant to which InspireMD Ltd. issued (i) 8% senior convertible debentures in the principal amount of $1.58 million (the “2010 Convertible Debentures”) and (ii) three year warrants (the “2010 Warrants”) to purchase up to 253,628 shares of common stock at an exercise price of $4.92 per share (as adjusted for the Share Exchange) in exchange for aggregate gross proceeds of $1.58 million. The 2010 Convertible Debentures accrued interest at the annual rate of 8% and were payable on the later of (i) two months following receipt by InspireMD Ltd. of a tax ruling from the Israeli Tax Authority that the issuance of shares of a U.S. “shell company” in exchange for securities held by shareholders and option holders of InspireMD Ltd. would constitute a deferred tax event for InspireMD Ltd. and/or its security holders or (ii) the six month anniversary of the issuance of the 2010 Convertible Debentures (the “Original Maturity Date); provided however, that so long as the Company was not in default under the 2010 Convertible Debentures, InspireMD Ltd. had the right to extend the maturity date of the 2010 Convertible Debentures to nine months following the Original Maturity Date (the “Second Maturity Date”).

If InspireMD Ltd. completed a qualified financing in connection with a reverse merger prior to the Original Maturity Date, or the Second Maturity Date, if applicable, the holders of the 2010 Convertible Debentures had the option to convert the 2010 Convertible Debentures into shares of common stock of the surviving corporation at $6.00 per share or be repaid in cash.

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

c.	On January 4, 2011, InspireMD Ltd. entered into a convertible loan agreement with its distributor in Israel (the “Lender”), in the amount of $100 thousand subject to the following conditions:

•	the convertible loan did not bear annual interest;
•	in the event of a share exchange or similar transaction, the Lender would have, at its sole discretion, the option to convert the loan into either (i) shares of the Company’s common stock at a price of $4.92 per share ($10 prior to the Share Exchange), or (ii) the Company’s product at a price of 400 euro per unit (which represented the market price for the Lender);
•	in the event that the Company did not close a share exchange or similar transaction by June 1, 2011, the Lender had the right to extend the loan and its terms for up to an additional 6 months (as noted in Note 1, the Exchange Agreement was closed on March 31, 2011); and

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

•	in no event was cash required to be repaid by the Company.

On June 1, 2011 the Lender surrendered the $100 thousand convertible loan in exchange for 20,290 shares of common stock of the Company.

d.	In April 2008 InspireMD Ltd. entered into a convertible loan agreement with certain lenders. Under this agreement, the lenders were issued convertible notes in the aggregate principal amount of $720 thousand, bearing annual interest of 10%, in exchange for $720 thousand. While the notes did not have a maturity date, they were repayable on demand upon an event of default. The notes were convertible, at any time, into ordinary shares of InspireMD Ltd. at the option of the holders.

The notes were automatically convertible into ordinary shares of InspireMD Ltd. if InspireMD Ltd. completed a financing that resulted in at least $1 million (“qualified financing”), at the lower conversion price of: (i) $5.92; or (ii) a discount of 30% on the price per share in such qualified financing.

The notes were also automatically convertible into ordinary shares of InspireMD Ltd. upon an initial public offering (“IPO”) or upon a consolidation, merger or sale of all assets or shares of InspireMD Ltd. (“exit transaction”), at the lower conversion price of: (i) $5.92; or (ii) a discount of 20% on the price per share in such exit transaction.

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

On February 2009 InspireMD Ltd. received the First Loan and in accordance with the loan agreement, issued 58,704 ordinary shares to the bank. Subsequently, InspireMD Ltd. estimated the fair value of the First Loan, the Second Loan, the credit line and the 58,704 ordinary shares issued to the bank using the following assumptions:

1.	Discount rate of 25.13% per year calculated by using Altman-Z score model
2.	Probability of realizing the Second Loan - 40%
3.	Probability of realizing the credit line - 80%

The relative fair value of each component based on the valuation report was as follows:

1.	The First Loan - $540 thousand
2.	The Second Loan option - $20 thousand
3.	The credit line - $59 thousand
4.	The 58,704 ordinary shares issued to the bank - $290 thousand

The First Loan was subsequently measured at amortized cost on the basis of the effective interest method over the loan period.

The Second Loan option and the credit line have been recorded in the Consolidated Financial Statements in “Financial expenses” during 2009.

The 58,704 ordinary shares were recorded as equity according to their fair market value at the time.

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

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In February 2011, representatives of a third party indicated that they intended to seek damages from the Company in connection with certain finders’ fees that they claim are owed to them. The claimants’ demand was for approximately $1 million. The claimants’ most recent settlement demand, conveyed in April 2011, was for a total of $250 thousand in cash and 62,500 shares of the Company common stock. To date, no lawsuit has been filed and the Company has not accrued a provision in connection with this matter because the Company’s management, after considering the views of its legal counsel as well as other factors, is of the opinion that a loss to the Company is neither probable nor in an amount or range of loss that is estimable.

In November 2010, a former senior employee submitted a claim against the Company in the total amount of $430 thousand and options to purchase 507,256 shares of the Company’s common stock at an exercise price of $0.004 per share in the Magistrate’s Court in Tel Aviv, claiming unpaid back wages and commissions. The fair value of those options was valued using the Black-Scholes valuation model at $2.5 million as of the period he claimed to be entitled to the options. In June 2012, the parties reached a settlement agreement for a payment of $88 thousand by the Company to the plaintiff and following the a mutual petition filed by the parties , on July 6, 2012 the Labor Court dismissed the claim. As of June 30, 2012, a provision of $88 thousand was included in the Company’s Consolidated Financial Statements.

In November 2010, an alleged founder and former legal advisor of the Company submitted a claim against the Company for options to purchase 124,014 shares of the Company’s common stock at an exercise price of $0.004 per share in the Magistrate’s Court in Tel Aviv. The fair value of those options was estimated using the Black-Scholes valuation model at $134 thousand as of the grant date. It was during 2005 and 2006 that the Company first became aware of the events that gave rise to this litigation. Also, during this time, the Company had discussions with the plaintiffs on an informal basis. The Company’s management, after considering the views of its legal counsel as well as other factors, recorded a share-based compensation expense of $134 thousand in 2006, in respect of services allegedly provided in 2005 and 2006.

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

With respect to the two claims against the Company submitted by an alleged founder and former legal advisor of the Company in November 2010, described above, following a mediation held in January 2012, the parties reached the following settlement agreement: (i) the plaintiff shall be the owner of options to purchase 48,697 shares of common stock of the Company and withdraw their claim for the remaining 75,318 options; and (ii) the Company would withdraw its counterclaim against the plaintiff. In January 2012, the District Court in Tel Aviv approved the settlement and a corresponding judgment was given by the court. Following the settlement agreement, as of December 31, 2011, the provision in the amount of $53 thousand was reversed.

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

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In August 2011, a former senior employee submitted to the Regional Labor Court in Tel Aviv a claim against the Company for (i) compensation of $118 thousand and (ii) a declaratory ruling that he is entitled to exercise 121,742 options to purchase shares of the Company’s common stock at an exercise price of $0.004 per share. After consulting with its legal advisor, the Company is unable to assess the probable outcome of this claim.

In November 2011, a previous service provider of InspireMD Ltd. submitted to the Magistrate Court in Tel Aviv a claim against the Company, InspireMD Ltd. and the Company’s President and the Company’s CEO for a declaratory ruling that it is entitled to convert options to purchase 13,650 of InspireMD Ltd.’s ordinary shares at an exercise price of $3.67 per share into options to purchase 27,696 shares of the Company’s common stock at an exercise price of $1.80 per share, and to convert options to purchase 4,816 of InspireMD Ltd.’s ordinary shares at an exercise price of $10 per share into options to purchase 9,772 shares of the Company’s common stock at an exercise price of $4.92 per share. On July 30, 2012, the parties held a mediation which resulted in a settlement agreement according to which the Company paid $7 thousand plus value added taxes to the plaintiff and the plaintiff waived all of his claims to any options and agreed to the irrevocable dismissal of the above mentioned claim. On August 5, 2012, the court approved the settlement and dismissed the claim.

In December 2011, a statement of claim against the Company was submitted by an alleged finder of the Company, regarding 146,089 options to purchase the Company’s shares. The Company filed its defense in this case on March 11, 2012. The Company and the plaintiff agreed to refer the case to mediation. A second hearing in this case was set for September 20, 2012. After consulting the views of its legal counsel as well as other factors, the Company is unable to assess the probable outcome of this claim.

In July 2012, a purported assignee of options in InspireMD Ltd. submitted a statement of claim against the Company, InspireMD Ltd., and the Company’s CEO and former President for a declaratory and enforcement order that it is entitled to options to purchase 83,637 shares of the Company’s common stock at an exercise price of $0.76 per share. The Company must file its defense to the abovementioned claim by September 30, 2012. After consulting the views of its legal counsel as well as other factors, the Company is unable to assess the probable outcome of this claim.

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

As of June 30, 2012, the Company had yet to effect the Reverse Stock Split.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

b.	Share exchange and private placement agreements and share issuance

As noted in Note 1 above, in connection with the Share Exchange, the Company issued 12,666,666 shares of its common stock in exchange for 6,242,754 ordinary shares of InspireMD Ltd., which represented all of InspireMD Ltd.’s outstanding shares, resulting in InspireMD Ltd. became a wholly owned subsidiary of the Company.

In connection with the Share Exchange, the Company also assumed all of InspireMD Ltd.’s obligations under InspireMD Ltd.’s outstanding stock options. Immediately prior to the Share Exchange, InspireMD Ltd. had outstanding stock options to purchase an aggregate of 937,256 ordinary shares, which outstanding options became options to purchase an aggregate of 1,901,693 shares of common stock of the Company after giving effect to the Share Exchange. In addition, three-year warrants to purchase up to 125,000 ordinary shares of InspireMD Ltd. at an exercise price of $10 per share were assumed by the Company and converted into warrants to purchase 253,625 shares of the Company’s common stock at an exercise price of $4.92 per share.

In connection with the closing of the Share Exchange, the Company sold 1,613,501 shares of its common stock at a purchase price of $6.00 per share and five-year warrants to purchase up to 806,750 shares of common stock at an exercise price of $7.20 per share in a private placement to accredited investors (the “Private Placement”).

As part of the Private Placement, certain holders of the 2010 Convertible Debentures surrendered $667,596 of outstanding principal and interest due under the 2010 Convertible Debentures in exchange for 111,266 shares of common stock and warrants to purchase an aggregate of 56,283 shares of common stock. The number of shares of common stock and warrants issued in connection with the Debt Conversions are included in the aggregate figures for the Private Placement. As a result, the Company received aggregate cash proceeds of $9,013,404 in the Private Placement.

In connection with the Share Exchange, the Company also entered into a stock escrow agreement with certain stockholders, pursuant to which these stockholders deposited 253,906 shares of common stock held by them and warrants to purchase 208,125 shares of common stock into escrow. These shares and warrants were to be released to the Company for cancellation or surrender to an entity designated by the Company should the Company have $10 million in consolidated revenue, as certified by the Company’s independent auditors, during the first 12 months following the closing of the Private Placement, yet fail, after a good faith effort, to have the Company’s common stock approved for listing on a national securities exchange. If the Company failed to record at least $10 million in consolidated revenue during the first 12 months following the closing of the Private Placement or have its common stock listed on a national securities exchange within 12 months following the closing on the Private Placement, these escrowed shares were to be released back to the stockholders.

As it appeared unlikely that the Company would satisfy the revenue threshold set forth above, on November 16, 2011, the Company’s board of directors approved the release of the 253,906 shares of common stock and warrants to purchase 208,125 shares of common stock then held in escrow in order to immediately increase the Company’s public float.

In connection with the Share Exchange, the Company issued certain consultants five-year warrants to purchase up to an aggregate of 625,000 shares of common stock at an exercise price of $6.00 per share in consideration for consulting services related to the Share Exchange, which warrants have a fair value of $1.5 million. The expenses related to the issuance of the warrants are recorded as share-based compensation and treated as issuance costs.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Private Placement, the Company paid placement agent fees of approximately $300 thousand and issued five-year warrants to purchase 93,435 shares of the Company’s common stock at an exercise price of $7.20 per share to the placement agent. The fair value of the warrants is $212 thousand.

During the first quarter of 2011 and prior to the Share Exchange, InspireMD Ltd. raised approximately $990 thousand and issued approximately 200,873 ordinary shares through private placements.

On April 18, 2011, the Company issued 166,667 shares of its common stock and five-year warrants to purchase 83,333 shares of the Company’s common stock at an exercise price of $7.20 per share, for an aggregate purchase price of $1,000 thousand, in a private placement.

On April 18, 2011, the Company issued 70,834 shares of its common stock and five-year term warrants to purchase 35,417 shares of the Company’s common stock at an exercise price of $7.20 per share, for an aggregate purchase price of $425 thousand, in a private placement.

In connection with the above-referenced transactions from April 18, 2011, the Company paid placement agent fees of approximately $471 thousand, which were recorded as issuance costs, and five-year term warrants to purchase 14,250 shares of the Company common stock at an exercise price of $7.20 per share to the placement agent. The fair value of those warrants, amounting to $67 thousand, is estimated using the Black-Scholes valuation model.

On April 21, 2011, the Company issued 8,333 shares of its common stock, and five-year term warrants to purchase 4,167 shares of the Company’s common stock at an exercise price of $7.20 per share, for an aggregate purchase price of $50 thousand, in a private placement.

c.	Share-Based Compensation

1.	On March 28, 2011, the board of directors and stockholders of the Company adopted and approved the InspireMD, Inc. 2011 UMBRELLA Option Plan (the “Umbrella Plan”). Under the Umbrella Plan, the Company reserved 2,367,025 shares of the Company’s common stock as awards to the employees, consultants, and service providers to the Company and its subsidiaries and affiliates worldwide. At a special meeting of stockholders of the Company held on October 31, 2011, the stockholders approved an amendment to the Umbrella Plan to add an additional 1,382,975 shares of common stock for a total of 3,750,000 shares.

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

2.	On July 11, 2011, the board of directors of the Company appointed Mr. Sol J. Barer as a new director (“Director A”), with a term expiring at the Company’s 2012 annual meeting of stockholders. In connection with his appointment, Director A was granted an option to purchase 250,000 shares of the Company’s common stock at an exercise price of $6.00 per share (the “$6.00 Option”). The $6.00 Option was exercisable immediately until September 30, 2011. In calculating the fair value of the $6.00 Option, the Company used the following assumptions: dividend yield of 0% and expected term of 0.11 years; expected volatility of 53%; and risk-free interest rate of 0.17%.

In addition, in connection with his appointment, Director A was granted an option to purchase 125,000 shares of common stock at an exercise price of $10.00 per share, the closing price of the common stock on the date of grant (the “$10.00 Option”), subject to the terms and conditions of the 2011 US Equity Incentive Plan under the Umbrella Plan. The $10.00 Option vests and becomes exercisable in three equal annual installments beginning on the one-year anniversary of the date of grant, provided that in the event that Director A is either (i) not reelected as a director at the Company’s 2012 annual meeting of stockholders, or (ii) not nominated for reelection as a director at the Company’s 2012 annual meeting of stockholders, the option vests and becomes exercisable on the date Director A fails to be reelected or nominated. The $10.00 Option has a term of 10 years from the date of grant. In calculating the fair value of the $10.00 Option, the Company used the following assumptions: dividend yield of 0% and expected term of 5.5-6 years; expected volatility of 62%-63%; and risk-free interest rate of 1.67%-1.85%.

The fair value of the options granted to Director A, using the Black-Scholes option pricing model, was approximately $1.7 million.

On September 28, 2011, Director A exercised the $6.00 Option to purchase 250,000 shares of common stock, resulting in gross proceeds to the Company of $1,500 thousand.

On November 16, 2011, the Company’s board of directors approved the appointment of Director A as the chairman of the board of directors. In connection with his appointment as chairman of the board of directors, the Company issued Director A 725,000 shares of common stock and an option to purchase 725,000 shares of common stock at an exercise price of $7.80 per share, the closing price of the common stock on the date of grant. The fair value of the granted shares is approximately $5.7 million and was recorded as an expense in the Consolidated Financial Statements ended December 31, 2011. In calculating the fair value of these options, the Company used the following assumptions: dividend yield of 0% and expected term of 5.5 years; expected volatility of 61.6%; and risk-free interest rate of 1.07%. The options have terms of 10 years from the date of grant, and the vesting terms are as follows: tranche A vests and become exercisable in twenty four equal monthly installments, tranches B and C vest and become exercisable upon meeting certain performance conditions. The fair value of the options, using the Black-Scholes option-pricing model was approximately $3.1 million.

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

3.	On August 5, 2011 and effective August 8, 2011, the Board appointed another two new directors ( “Director B” and “Director C”). Director B was appointed for a term expiring at the Company’s 2012 annual meeting of stockholders and Director C was appointed for a term expiring at the Company’s 2013 annual meeting of stockholder. In connection with their appointment, the directors were each granted an option to purchase shares of common stock at an exercise price of $7.80 per share, the closing price of the common stock on the date of grant (the “$7.80 Options”). The grant to Director B was for 25,000 shares and is subject to the terms and conditions of the 2011 US Equity Incentive Plan.

The grant to Director C was for 6,250 shares and is subject to the 2006 Employee Stock Option Plan, a sub-plan of the Company’s 2011 Umbrella Option Plan. The $7.80 Options vests and become exercisable in two equal annual installments beginning on the one-year anniversary of the date of grant. In the case of Director B’s option, in the event that Director B is either (i) not reelected as a director at the Company’s 2012 annual meeting of stockholders, or (ii) not nominated for reelection as a director at the Company’s 2012 annual meeting of stockholders, the option vests and becomes exercisable on the date of Director B’s failure to be reelected or nominated. In the case of Director C’s option, in the event that Director C is required to resign from the board due to medical reasons, the option vests and becomes exercisable on the date of Director C’s resignation for medical reasons. The $7.80 Options have terms of 10 years from the date of grant.

In calculating the fair value of the $7.80 Options, the Company used the following assumptions: dividend yield of 0% and expected term of 3-4 years; expected volatility of 67%-70%; and risk-free interest rate of 0.45%-0.78%.

The fair value of the options granted to the above-mentioned new directors, using the Black-Scholes option-pricing model, is approximately $118 thousand.

4.	On August 5, 2011, options to purchase 81,161 shares of common stock were granted to former directors at a cash exercise price of $4.92 per share replacing options to purchase 81,161 shares of common stock held by former directors that expired during the second quarter of 2011. The options had terms of five years. In calculating the fair value of the options, the Company used the following assumptions: dividend yield of 0% and expected term of 3.5 years; expected volatility of 69%; and risk-free interest rate of 0.62%.

The fair value of the options granted to the former directors, using the Black-Scholes option-pricing model, is approximately $424,000.

5.	During 2011, the Company entered into investor relations consulting agreements with investor relations companies to provide investor relations services. Pursuant to the consulting agreements, in addition to monthly fees in a range of $3,000 to $16,500, the Company issued to the investor relations companies:

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

•	a one-year warrant to purchase 20,290 shares of common stock of the Company at an exercise price of $4.92 per share, valued at $21 thousand;
•	12,500 restricted shares of the Company’s common stock, valued at $62 thousand, and a five-year warrant to purchase 12,500 shares of common stock of the Company at an exercise price of $6.00 per share, valued at $30 thousand; and
•	6,250 shares of the Company’s common stock, valued at $68.75 thousand.

The Company recorded share-based compensation expenses of $181.75 thousand related to these issuances.

6.	On January 30, 2012, the Company appointed a new director (“Director D”) to its board of directors. In connection with his appointment, the Company issued Director D an option to purchase 25,000 shares of its common stock, which will vest one-third annually in 2013, 2014 and 2015 on the anniversary of the date of grant, provided that if he is (i) not reelected as a director at our 2014 annual meeting of stockholders, or (ii) not nominated for reelection as a director at our 2014 annual meeting of stockholders, the option vests and becomes exercisable on the date of such failure to be reelected or nominated.

Incalculating the fair value of these options, the Company used the following assumptions: dividend yield of 0% and expected term of 5.5-6.5 years; expected volatility of 58-60%; and risk-free interest rate of 1.01-1.26%. The options have terms of 10 years from the date of grant, and the fair value of the options, using the Black-Scholes option-pricing model, was approximately $106,000.

7.	On June 18, 2012 the Company’s board of directors issued Directors A, B, C and D options to purchase 12,500 shares of common stock at an exercise price of $3.16 per share, the closing price of the common stock on the date of grant. In calculating the fair value of these options, the Company used the following assumptions: dividend yield of 0% and expected term of 5.5-6.5 years; expected volatility of 65%-66%; and risk-free interest rate of 0.78%-0.97%. The options have terms of 10 years from the date of grant, and become exercisable in three equal annual installments. The fair value of the options, using the Black-Scholes option-pricing model, was approximately $23 thousand each.

8.	As of June 30, 2012, the Company had reserved 1,332,967 ordinary shares for issuance under the plans as described above. The following table summarizes information about warrants and share options to employees:

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	6 month period ended		Year Ended December 31,
	June 30, 2012		2011		2010		2009
	Number of warrants and options	Weighted average exercise price	Number of warrants and options	Weighted average exercise price	Number of warrants and options	Weighted average exercise price	Number of warrants and options	Weighted average exercise price
Outstanding - beginning of period	2,017,756	$5.6	875,524	$2.76	514,358	$2.6	611,792	$2.12
Granted*	333,750	3.56	1,573,104	7.68	446,385	2.48	56,813	3.16
Forfeited	(30,421)	6.36	(180,872)	6.72	(85,219)	2.6	(39,566)	3.4
Exercised	-	-	(250,000)	6	-	-	(114,681)	-
Outstanding -end of period	2,321,085	$5.28	2,017,756	$5.6	875,524	$2.76	514,358	$2.6
Exercisable at the end of the period	904,108	$3.52	717,116	$2.84	551,134	$2.96	258,532	$1.2

* Including 140,000 and 362,500 options with performance conditions in the period ended June 30, 2012 and the year ended December 31, 2011, respectively. See Note 2m.

The following table summarizes information about warrants and share options to non-employees:

	6 month period ended		Year Ended December 31,
	June 30, 2012		2011		2010		2009
	Number of warrants and options	Weighted average exercise price	Number of warrants and options	Weighted average exercise price	Number of warrants and options	Weighted average exercise price	Number of warrants and options	Weighted average exercise price
Outstanding - beginning of period	2,100,507	$3.92	1,174,402	$1.56	934,978	$0.8	845,536	$0.4
Granted*	132,862	4.96	990,831	5.92	269,860	4.84	89,442	4.28
Forfeited	(109,427)	2.36	(64,726)	2.48	(30,436)	-	-	-
Exercised	-	-	-	-	-	-	-	-
Outstanding - end of period	2,123,942	$3.8	2,100,507	$3.92	1,174,402	$1.56	934,978	$0.8
Exercisable at the end of the period	2,056,710	$3.76	2,049,965	$3.84	1,158,896	$1.6	859,986	$0.48

* Including 19,479 and 24,349 options with performance conditions in the period ended June 30, 2012 and the year ended December 31, 2011, respectively. See Note 2m.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table provides additional information about all warrants and options outstanding and exercisable:

	Outstanding as of June 30, 2012
Exercise price	Warrants and options outstanding	Weighted average remaining contractual life (years)	Warrants and options exercisable
0-0.004	976,535	4.72	925,809
0.732	51,253	3.41	51,253
0.752	83,637	3.73	83,636
2.92	126,250	9.92
3.16	97,500	9.97
3.2	75,000	9.9
3.96	146,090	5.76	146,089
4.92	862,583	4.59	737,681
6.00	784,808	3.79	679,839
6.9	3,652	6.5	3,652
7	20,290	3.92	6,764
7.2	188,179	4.2	188,179
7.72	53,750	3.94	16,667
7.8	836,750	9.38	120,833
8.00	10,000	4.18
8.4	2,500	9.5
10.00	125,000	9.04
10.4	1,250	3.98	416
	4,445,027	5.85	2,960,818

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

Following a settlement agreement signed on June 5, 2011, the Company issued 4,697 shares of common stock. The Company issued a stock certificate in the name of the plaintiff for such shares for the Company to hold in trust pending consummation of the settlement terms under the settlement agreement. On June 10, 2012, both parties agreed to amend the settlement agreement to provide that the Company would pay $24 thousand rather than issue the shares. Whereas the shares were never released to the plaintiff, and both parties agreed to cancel the share certificate evidencing the shares, the Company cancelled the shares and recorded $21 thousand as a deduction from equity. The difference was recorded as “General and administrative” based on the cash amount paid net of the fair value of the cancelled shares as of the cancellation date.

e.	On April 5, 2012, the Company issued the 2012 Convertible Debenture and 2012 Warrants to purchase an aggregate of 835,866 shares of its common stock at an exercise price of $7.20 per share in a private placement transaction. See Note 6.

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

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – TRANSITION PERIOD COMPARATIVE DATA

	Six month period ended June 30,
	2012	2011 (unaudited)

	($ in thousands)
Operating Data:
Revenues	$2,071	$2,726
Cost of revenues	1,377	1,539
Gross Profit	694	1,187
Operating expenses:
Research and development	2,607	1,093
Selling and marketing	1,246	1,045
General and administrative (including $1,454 and $99 of share-based compensation for the six month periods ended June 30, 2012 and 2011, respectively)	3,999	2,391
Total operating expenses	7,852	4,529
Loss from operations	(7,158)	(3,342)
Financial expenses (income), net	(109)	787
Loss before income taxes	(7,049)	(4,129)
Tax expenses	32	20
Net loss	$(7,081)	$(4,149)
Net loss per share - basic and diluted	$(0.41)	$(0.29)

Weighted average number of ordinary shares used in computing net loss per share - basic and diluted	17,044,221	14,328,236
Cash Flow Data:
Net cash used by operating activities	$(4,363)	$(1,786)
Net cash used by investing activities	(200)	(144)
Net cash provided by financing activities	9,753	9,356
Effect of exchange rate changes on cash and cash equivalents		8
Net increase in cash and cash equivalents	$5,190	$7,434

NOTE 15 - SUBSEQUENT EVENTS:

On August 20, 2012, the Company announced that a multi-center randomized trial of its MGuard™ embolic protection stent demonstrated a positive outcome in treating patients suffering heart attacks when compared to commercially-approved bare metal or drug-eluting stents.

On August 1, 2012, the Company’s board of directors issued a consultant options with certain performance conditions to purchase 50,000 shares of common stock at an exercise price of $4.72 per share, the closing price of the common stock on the date of grant.

On August 27, 2012, the Company’s board of directors issued a member of the immediate family of the CEO options to purchase 60,871 shares of common stock at an exercise price of $5.80 per share, the closing price of the common stock on the date of grant.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On August 27, 2012, the Company's board of directors approved the extension of 30,435 options previously granted to a member of the immediate family of the CEO. Following the extension, the options can be exercised until September 30, 2014.

NOTE 16 - REVERSE STOCK SPLIT:

On December 19, 2012, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment of the Company’s Amended and Restated Certificate of Incorporation to effect a one-for-four reverse stock split of its common stock (the “Reverse Stock Split”), which decreased the number of common shares issued and outstanding from approximately 72.1 million shares to approximately 18.0 million shares. The Company’s authorized common shares were not affected by the Reverse Stock Split. All related share and per share data have been retroactively applied to the financial statements and their related notes for all periods presented.

