Form 10-Q
period 2012-12-31
InspireMD, Inc.
filed 2013-02-04
CIK 1433607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2012

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

The number of shares of the registrant’s common stock, $0.0001 par value, outstanding as of February 4, 2013: 18,604,709.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INSPIREMD, INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2012

TABLE OF CONTENTS

Page
INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
Condensed Consolidated Balance Sheets	F-2 - F-3
Condensed Consolidated Statements of Operations	F-4
Condensed Consolidated Statements of Cash Flows	F-5
Notes to the Condensed Consolidated Financial Statements	F-6 - F-15

The amounts are stated in U.S. dollars

_______________

_________________________

_______________

INSPIREMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in thousands)

	December 31,	June 30,
	2012	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,433	$10,284
Restricted cash	93	37
Accounts receivable:
Trade, net	1,273	1,824
Other	212	264
Prepaid expenses	94	93
Inventory:
On hand	1,977	1,744
On consignment	20	63
Total current assets	9,102	14,309
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation and amortization	479	462
OTHER NON-CURRENT ASSETS:
Deferred debt issuance costs	776	961
Funds in respect of employees rights upon retirement	335	282
Royalties buyout	905
Total other non-current assets	2,016	1,243
Total assets	$11,597	$16,014

The accompanying notes are an integral part of the condensed consolidated financial statements.

INSPIREMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in thousands)

	December 31,	June 30,
	2012	2012
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	$501	$441
Other	2,376	2,925
Advanced payment from customers	184	174
Deferred revenues	10	10
Convertible loan	6,461
Total current liabilities	9,532	3,550

LONG-TERM LIABILITIES:
Liability for employees rights upon retirement	451	354
Convertible loan		5,018
Contingently redeemable warrants	1,410	1,706
Total long-term liabilities	1,861	7,078
Total liabilities	11,393	10,628

EQUITY
Common stock, par value $0.0001 per share; 125,000,000 shares authorized; 18,026,680 and 17,040,040 shares issued and outstanding at December 31, 2012 and June 30, 2012, respectively.	2	2
Additional paid-in capital	53,349	49,106
Accumulated deficit	(53,147)	(43,722)
Total equity	204	5,386
Total liabilities and equity	$11,597	$16,014

The accompanying notes are an integral part of the condensed consolidated financial statements.

INSPIREMD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(U.S. dollars in thousands, except share and per share data)

	Three months ended		Six months ended
	December 31,		December 31,
	2012	2011	2012	2011
REVENUES	$1,350	$1,292	$1,859	$3,278

COST OF REVENUES	547	671	777	1,472
GROSS PROFIT	803	621	1,082	1,806
OPERATING EXPENSES:
Royalties buyout expenses	918		918
Other research and development expenses	1,256	834	2,202	1,381
Selling and marketing	1,206	626	1,608	928
General and administrative	1,789	7,398	4,001	9,884
Total operating expenses	5,169	8,858	8,729	12,193
LOSS FROM OPERATIONS	(4,366)	(8,237)	(7,647)	(10,387)
FINANCIAL EXPENSES (INCOME), net:
Expenses (income) related to revaluation of Contingently redeemable warrants, net	(3,569)		(296)
Expenses related to interest on convertible loan and other financial expenses	1,081	39	2,026	147
LOSS BEFORE TAX EXPENSES	(1,878)	(8,276)	(9,377)	(10,534)
TAX EXPENSES	42	(43)	49	(18)
NET LOSS	$(1,920)	$(8,233)	$(9,426)	$(10,516)
NET LOSS PER SHARE - basic and diluted	$(0.11)	$(0.49)	$(0.54)	$(0.64)
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING NET LOSS PER SHARE - basic and diluted	17,727,815	16,674,356	17,401,025	16,374,636

The accompanying notes are an integral part of the condensed consolidated financial statements.

INSPIREMD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. dollars in thousands)

	6 months ended
	December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,426)	$(10,516)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	95	51
Change in liability for employees right upon retirement	97	(12)
Financial expenses (income)	1,241	249
Royalties buyout	918
Share-based compensation expenses	1,431	8,611
Loss (gains) on amounts funded in respect of employee rights upon retirement, net	(3)	5
Changes in operating asset and liability items:
Increase in prepaid expenses	(1)	(1)
Decrease (increase) in trade receivables	551	(1,670)
Decrease in other receivables	52	53
Decrease (increase) in inventory on consignment	43	(28)
Increase in inventory on hand	(233)	(590)
Increase (decrease) in trade payables	60	(31)
Decrease in other payables and advance payment from customers	(624)	(338)
Net cash used in operating activities	(5,799)	(4,217)
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in restricted cash	(56)	252
Purchase of property, plant and equipment	(87)	(97)
Proceeds from sale of property, plant and equipment		12
Amounts funded in respect of employee rights upon retirement	(50)	(10)
Net cash provided by (used in) investing activities	(193)	157
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of options and warrants	1,049	1,500
Repayment of long-term loan		(187)
Net cash provided by financing activities	1,049	1,313
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	92	(229)
DECREASE IN CASH AND CASH EQUIVALENTS	(4,851)	(2,976)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	10,284	8,070
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$5,433	$5,094

Purchasing of property, plant and equipment on credit and in consideration of share-based payment		$62
Royalties buyout in consideration of shares and waiver	$930

The accompanying notes are an integral part of the condensed consolidated financial statements.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS

InspireMD, Inc. (formerly Saguaro Resources, Inc.), a Delaware corporation (the “Company”), was formed on February 29, 2008. On March 28, 2011, the Company changed its name to InspireMD, Inc. in connection with a share exchange transaction between the Company, InspireMD Ltd., a limited company incorporated under the laws of the State of Israel in April 2005, and the shareholders of InspireMD Ltd.

On December 19, 2012, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a one-for-four reverse stock split of its common stock (the “Reverse Stock Split”), which decreased the number of issued and outstanding shares of common stock from approximately 72.1 million shares to approximately 18.0 million shares. The Company’s authorized common stock was not affected by the Reverse Stock Split. All related share and per share data have been retroactively applied to the financial statements and their related notes for all periods presented.

The Company has had recurring losses and negative cash flows from operating activities and has significant future commitments. For the six months ended December 31, 2012, the Company had losses of approximately $9.4 million and negative cash flows from operating activities of approximately $5.8 million. The Company’s management believes that its financial resources as of December 31, 2012 should enable it to continue funding the negative cash flows from operating activities through the three months ended September 30, 2013. Furthermore, commencing October 2013, the Company’s senior secured convertible debentures (the “2012 Convertible Debentures”) are subject to a non-contingent redemption option that could require the Company to make a payment of $13.3 million, including accrued interest. Since the Company expects to continue incurring negative cash flows from operations and in light of the cash requirement in connection with the 2012 Convertible Debentures, there is substantial doubt about the Company’s ability to continue operating as a going concern. These financial statements include no adjustments of the values of assets and liabilities and the classification thereof, if any, that will apply if the Company is unable to continue operating as a going concern.

The Company will need to raise further capital at some future point in time, through the sale of additional equity securities or debt. The Company’s future capital requirements and the adequacy of the Company’s available funds will depend on many factors, including the Company’s ability to successfully commercialize the Company’s MGuardTM products, development of future products, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement the Company’s product offerings. However, the Company may be unable to raise sufficient additional capital when the Company needs it or with favorable terms. The terms of any securities issued by the Company in future financings may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect on the holders of the Company’s securities then outstanding. If the Company is unable to obtain adequate funds on reasonable terms, the Company will need to curtail operations significantly, including possibly postponing or halting the Company’s Unites States of America (“U.S.”) Food and Drug Administration clinical trials or entering into financing agreements with unattractive terms.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, the financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and results of operations of the Company. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2012, as found in the Company’s amended Transition Report on Form 10-KT/A, filed with the Securities and Exchange Commission on January 3, 2013. The balance sheet for June 30, 2012 was derived from the Company’s audited financial statements for the year ended June 30, 2012. The results of operations for the six months ended December 31, 2012 are not necessarily indicative of results that could be expected for the entire fiscal year.

NOTE 3- EQUITY:

On August 1, 2012, the Company issued a consultant options with certain market conditions to purchase 50,000 shares of common stock at an exercise price of $4.72 per share, the closing price of the common stock on the date of grant.

On August 27, 2012, the Company issued options to purchase 60,871 shares of common stock at an exercise price of $5.80 per share, the closing price of the common stock on the date of grant, to a consultant who was an immediate family member of the Company’s CEO at the time of grant.

On August 27, 2012, the Company extended the term of an option to purchase 30,435 shares of common stock previously granted to a consultant who was an immediate family member of the Company’s CEO at the time of the extension. Following the extension, the options can be exercised until September 30, 2014.

On October 20, 2012, the Company issued 215,000 shares of common stock to pursuant to an agreement with a licensor (See Note 9(a)).

During the six months ended December 31, 2012, the Company issued a total of 771,640 shares of common stock in connection with the exercise of 771,640 options and warrants. The Company received aggregate cash proceeds equal to approximately $1 million in connection with such exercises.

On December 21, 2012, the Company amended its Umbrella Plan to increase the total number of shares of common stock issuable under such plan by 1.25 million shares and to permit the awarding of incentive stock options pursuant to the U.S. portion of the plan.

NOTE 4- EARNINGS PER SHARE:

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential shares of common stock, as the effect is anti-dilutive. Potential shares of common stock are comprised of incremental shares of common stock issuable upon the exercise of stock options, warrants and convertible loans.

For the six month periods ended December 31, 2012 and 2011, all shares of common stock underlying outstanding options, warrants and convertible loans have been excluded from the calculation of the diluted loss per share since their effect was anti-dilutive. The total number of shares of common stcok related to outstanding options, warrants and convertible loans that were excluded from the calculations of diluted loss per share were 7,362,598 and 5,406,613 for the six month periods ended December 31, 2012 and 2011, respectively.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 - FAIR VALUE MEASURMENT:

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

The following table summarizes the balances for those financial liabilities where fair value measurements are estimated utilizing Level 2 and Level 3 inputs:

		December 31	June 30
	Level	2012	2012
		($ in thousands)

2012 Warrants at fair value	2	$1,410	$1,706
Embedded derivative	3	40	49
		$1,450	$1,755

The following table summarizes the activity for those financial liabilities where fair value measurements are estimated utilizing Level 3 inputs:

Embedded Derivative
($ in thousands)

Balance as of July 1, 2012	$49
Losses included in earnings - financial expenses , net	(9)
Balance as of December 31, 2012	$40

Level 3 liabilities include an embedded derivative related to the Company’s 2012 Convertible Debentures. The Company values the Level 3 embedded derivative using an internally developed valuation model, whose inputs include recovery rates, credit spreads, stock prices, and volatilities, as described below.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 - FAIR VALUE MEASURMENT (continued):

The fair value of the warrants included in Level 2 is estimated using the Black Scholes model.

In calculating the fair value of warrants at December 31, 2012, the Company used the following assumptions: expected term of 4.26 years; expected volatility of 70.64%; risk-free interest rate of 0.59%; and dividend yield of 0%.

b.	Financial Assets and Liabilities Not Measured at Fair Value Method

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

NOTE 6 - INVENTORY ON HAND:

	December 31,	June 30,
	2012	2012
	($ in thousands)

Finished goods	$378	$479
Work in process	1,484	1,115
Raw materials and supplies	115	150
	$1,977	$1,744

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUALS - OTHER:

	December 31,	June 30,
	2012	2012
	($ in thousands)

Employees and employee institutions	$394	$438
Accrued vacation and recreation pay	278	272
Accrued clinical trial expenses	552	607
Provision for sales commissions	155	194
Accrued expenses	841	1,197
Due to government institutions		22
Provision for returns	53	139
Taxes payable	103	56
	$2,376	$2,925

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8 - FINANCIAL EXPENSES (INCOME), NET:

	Three months ended		Six months ended
	December 31,		December 31,
	2012	2011	2012	2011
	($ in thousands)		($ in thousands)

Bank commissions	$8	$8	17	$16
Interest income	(6)	(11)	(15)	(32)
Exchange rate differences	(81)	32	(75)	138
Interest expense (including debt issuance costs)	1,120	10	2,108	25
Change in fair value of warrants and embedded derivatives	(3,529)		(305)
	$(2,488)	$39	$1,730	$147

NOTE 9 - RELATED PARTIES:

On July 2, 2012, effective August 1, 2012, InspireMD Ltd. (a wholly-owned subsidiary of the Company) entered into a consultancy agreement (the “First Consultancy Agreement”) with a member of the immediate family of the Company’s former CEO at the time, pursuant to which the consultant was to provide sales consulting services. Pursuant to the agreement, the consultant was entitled to a fixed fee of $625 (2,500 NIS) for each full working day and a bonus of up to $10,000 (40,000 NIS) upon the achievement of set objectives. The First Consultancy Agreement was terminated on September 30, 2012.

On August 27, 2012, InspireMD Ltd. entered into a revised consultancy agreement (the “Second Consultancy Agreement”) with this consultant, pursuant to which the consultant is entitled to options to purchase 60,871 shares of common stock at an exercise price of $5.80 per share. The revised agreement also extended the term of options to purchase 30,435 shares of common stock that were scheduled to expire upon the termination of the First Consultancy Agreement to September 2014.

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

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10 - COMMITMENT AND CONTINGENT LIABILITIES (continued):

On October 20, 2012, the Company, InspireMD Ltd. and the licensor entered into the First Amendment to License Agreement, which amended the license agreement described above. Pursuant to the amendment, amongst other things, the licensor agreed to reduce the royalty owed with respect to sales of MGuard PrimeTM to 2.9% of all net sales both inside and outside the U.S. in exchange for (i) InspireMD Ltd. waiving $85,000 in regulatory fees for the CE Mark that are owed by the licensor to InspireMD Ltd., (ii) InspireMD Ltd. making full payment of royalties in the amount of $205,587 due to the licensor as of September 30, 2012 and (iii) 215,000 shares of the Company’s common stock, that were valued at the closing price of the common stock on October 19, 2012 at $8.20 per share. The total amount paid to the licensor was valued at $1,848,000, inclusive of the shares issued as well as the $85,000 waiver, and was allocated as follows: $930,000 was allocated to royalties buyout and $918,000 was allocated to “research and development” expenses based on the MGuard PrimeTM registration status in the various territories. The royalties buyout will be amortized over the estimated useful lives of the royalties buyout to “Cost of Revenues” in the Consolidated Statements of Operations.

b.	Litigation

In February 2011, a third party threatened to seek damages from the Company in connection with certain finders’ fees that it claimed were owed. The claimant is seeking approximately $1 million. To date, no lawsuit has been filed and the Company has not accrued an expense in connection with this matter because the Company’s management, after considering the views of its legal counsel as well as other factors, believes that a loss to the Company is neither probable nor in an amount or range of loss that is estimable.

In February 2011, a service provider filed a claim against the Company for $327,000 in the Magistrate’s Court in Tel Aviv, claiming a future success fee and commission for assistance in finding the Company’s distributor in Brazil. The Company’s management, after considering the views of its legal counsel as well as other factors, recorded a provision of $327,000 in the financial statements in the first quarter of 2011. The related expense has been recorded to “General and administrative” within the Consolidated Statements of Operations. On October 5, 2011, the Company filed a counter claim against the plaintiff in the amount of $29,000. Following the first court evidence hearing held on January 20th, 2013, the parties reached a settlement agreement which provides that in consideration of the mutual waiver by the parties of all their claims against each other and their shareholders, officers and employees, the Company shall pay to the plaintiff $50,000. Accordingly, as of December 31, 2012, the provision was modified to $50,000.

In August 2011, a former senior employee submitted to the Regional Labor Court in Tel Aviv a claim against the Company for (i) compensation of $118,000 and (ii) a declaratory ruling that he is entitled to exercise 121,742 options to purchase shares of the Company’s common stock at an exercise price of $0.004 per share, of which, 20,290 options were not disputed by the Company. On October 21, 2012, the former senior employee exercised 20,290 options. After considering the views of its legal counsel as well as other factors, the Company’s management believes that a loss to the Company is neither probable nor in an amount or range of loss that is estimable.

In November 2011, a former service provider of InspireMD Ltd. filed a claim with the Magistrate Court in Tel Aviv against the Company, InspireMD Ltd. and the Company’s former President and former CEO for a declaratory ruling that it is entitled to convert options to purchase 13,650 of InspireMD Ltd.’s ordinary shares at an exercise price of $3.67 per share into options to purchase 27,696 shares of the Company’s common stock at an exercise price of $1.80 per share, and to convert options to purchase 4,816 of InspireMD Ltd.’s ordinary shares at an exercise price of $10 per share into options to purchase 9,772 shares of the Company’s common stock at an exercise price of $4.92 per share. On July 30, 2012, the parties held a mediation which resulted in a settlement agreement, pursuant to which the Company paid $7,000 plus value added taxes to the plaintiff and the plaintiff waived all of his claims to any options and agreed to the irrevocable dismissal of the above mentioned claim. On August 5, 2012, the court approved the settlement and dismissed the claim.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10 - COMMITMENT AND CONTINGENT LIABILITIES (continued):

In December 2011, a statement of claim against the Company was submitted by an alleged finder of the Company, regarding options to purchase 146,089 shares of the Company’s common stock. The Company filed its defense in this case on March 11, 2012. Mediation procedures have not resulted in a settlement agreement between the parties. A court hearing to hear the evidences in this case is set for February 27, 2013. After considering the views of its legal counsel as well as other factors, the Company’s management believes that a loss to the Company is neither probable nor in an amount or range of loss that is estimable.

In July 2012, a purported assignee of options in InspireMD Ltd. submitted a statement of claim against the Company, InspireMD Ltd., and the Company’s former CEO and former President for a declaratory and enforcement order that it is entitled to options to purchase 83,637 shares of the Company’s common stock at an exercise price of $0.76 per share. A first hearing of this claim was set for February 21, 2013. After considering the views of its legal counsel as well as other factors, the Company’s management believes that a loss to the Company is neither probable nor in an amount or range of loss that is estimable.

In December 2012, a former service provider of InspireMD GmbH filed a claim with the Labor Court in Buenos Aires, Argentina in the amount of $193,378 plus interest (6% in dollars or 18.5% in pesos), social benefits, legal expenses and fees (25% of the award) against InspireMD Ltd. and InspireMD GmbH. The Company’s management, after considering the views of its legal counsel as well as other factors, recorded a provision of $250,000 in the financial statements for the quarter ended December 31, 2012. The related expense has been recorded to “General and administrative” within the Consolidated Statements of Operations. The Company’s management estimates that the ultimate resolution of this matter could result in a loss of up to $80,000 in excess of the amount accrued.

In December 2012, the State of Israel issued a criminal complaint to InspireMD Ltd., the Company’s former CEO, former President, and Vice President of Research and Development, alleging that the Company failed to operate its production facilities under an appropriate business license. On January 31, 2013, the Company received the business license and is currently seeking a dismissal of the criminal complaint. The Company does not expect that this action by the State of Israel will result in any material liability to either the Company or the named individuals.

c.	Liens and pledges

As of December 31, 2012, the Company had fixed liens aggregating $93,000 to bank Mizrahi and bank Leumi in connection with the Company’s credit cards.

The Company’s obligations under the 2012 Convertible Debentures are secured by a first priority perfected security interest in all of the assets and properties of the Company and InspireMD Ltd., including the stock of InspireMD Ltd. and InspireMD GmbH.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 11 - ENTITY WIDE DISCLOSURE:

The Company operates in one reportable segment.

Disaggregated financial data is provided below as follows:

(1) Revenues by geographic area and

(2) Revenues from principal customers.

Revenues are attributed to geographic areas based on the location of the customers. The following is a summary of revenues by geographic areas:

	3 months ended		6 months ended
	December 31,		December 31,
	2012	2011	2012	2011
	($ in thousands)		($ in thousands)

India	$272		$272
Spain	188	38	289	270
Brazil	176	194	181	398
Russia	98	231	125	360
Israel	40	251	115	355
Poland	3	194	3	194
Other	573	384	874	1,701
	$1,350	$1,292	$1,859	$3,278

The following is a summary of revenues by principal customers:

	3 months ended		6 months ended
	December 31,		December 31,
	2012	2011	2012	2011

Customer A	20%		15%
Customer B	14%	3%	16%	8%
Customer C	13%	15%	10%	12%
Customer D	7%	18%	7%	11%
Customer E	3%	19%	6%	11%
Customer F		15%		6%

All tangible long-lived assets are located in Israel.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 12 - SUBSEQUENT EVENTS:

1) On January 3, 2013, the Company's CEO at the time resigned as CEO (the "Former CEO"). The Former CEO will continue to serve as a member of the Company’s board of directors. In accordance with the terms of a Separation Agreement and Release, the Company will continue to pay the Former CEO $21,563 for six months.

On January 3, 2013 and in connection with the Former CEO’s resignation, the Company appointed a new CEO.

In connection with the appointment of the new CEO, the Company entered into an Employment Agreement (the “Employment Agreement”) with the new CEO. The Employment Agreement has an initial term that ends on January 1, 2016 and will automatically renew for additional one-year periods on January 1, 2016 and on each January 1 thereafter unless either party gives the other party written notice of its election not to extend such employment at least six months prior to the next January 1 renewal date. If a change in control occurs when less than two full years remain in the initial term or during any renewal term, the Employment Agreement will automatically be extended for two years from the change in control date and will terminate on the second anniversary of the change in control date.

Under the Employment Agreement, the new CEO is entitled to an annual base salary of at least $450,000. Such amount may be reduced only as part of an overall cost reduction program that affects all senior executives of the Company and does not disproportionately affect him, so long as such reductions do not reduce the base salary to a rate that is less than 90% of the amount set forth above (or 90% of the amount to which it has been increased). The base salary will be reviewed annually by the board for increase as part of its annual compensation review. The new CEO is also eligible to receive an annual bonus of at least $275,000 upon the achievement of reasonable target objectives and performance goals, to be determined by the board of directors. In accordance with the Employment Agreement, on January 3, 2013, the Company granted the new CEO a nonqualified stock option to purchase 525,927 shares of the Company’s common stock, made pursuant to a Nonqualified Stock Option Agreement, an incentive stock option to purchase 74,073 shares of the Company’s common stock, made pursuant to an Incentive Stock Option Agreement, and 400,000 shares of restricted stock, which are subject to forfeiture until the vesting of such shares, made pursuant to a Restricted Stock Award Agreement. The options have an exercise price of $4.05, which was the fair market value of the Company’s common stock on the date of grant. Both the options and the restricted stock are subject to a three-year vesting period subject to the new CEO's continued service with the Company, with one-thirty-sixth (1/36th) of such awards vesting each month. On or before December 31 of each calendar year, the new CEO will be eligible to receive an additional grant of equity awards equal, in the aggregate, to up to 0.5% of the Company’s actual outstanding shares of common stock on the date of grant, provided that the actual amount of the grant will be based on his achievement of certain performance objectives as established by the board, in its reasonable discretion, for each such calendar year.

If, during the term of the Employment Agreement, the new CEO's employment is terminated upon certain conditions as stipulated in the agreement, the new CEO will be entitled to receive, in addition to other unpaid amounts owed to him (e.g., for base salary and accrued vacation): (i) the pro rata amount of any bonus for the fiscal year of such termination (assuming full achievement of all applicable goals under the bonus plan) that he would have received had his employment not been terminated; (ii) a one-time lump sum severance payment equal to 200% of his base salary; (iii) vesting of 50% of all unvested stock options, restricted stock, stock appreciation rights or similar stock based rights, and lapse of any forfeiture included in such restricted or other stock grants; (iv) an extension of the term of any outstanding stock options or stock appreciation rights until the earlier of (a) two (2) years from the date of termination, or (b) the latest date that each stock option or stock appreciation right would otherwise expire by its original terms; (v) to the fullest extent permitted by the Company’s then-current benefit plans, continuation of health, dental, vision and life insurance coverage; and (vi) a cash payment of $35,000, which the new CEO may use for executive outplacement services or an education program.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 12 - SUBSEQUENT EVENTS (continued):

In addition, the new CEO has no specific right to terminate the Employment Agreement or right to any severance payments or other benefits solely as a result of a change in control. However, if within 24 months following a change in control, (a) the new CEO terminates his employment for good reason, or (b) the Company terminates his employment without cause, the lump sum severance payment to which he is entitled will be increased from 200% of his base salary to 250% of his base salary and all stock options, restricted stock units, stock appreciation rights or similar stock-based rights granted to him will vest in full and be immediately exercisable and any risk of forfeiture included in restricted or other stock grants previously made to him will immediately lapse.

In calculating the fair value of the above options the Company used the following assumptions: dividend yield of 0% and expected term of 5.04-6.5 years; expected volatility of 68.5%-70.3%; and risk-free interest rate of 0.72%-1.07%.

The fair value of the above 525,927 and 74,073 options, using the Black-Scholes option-pricing model, was approximately $1.47 million.

The fair value of the above 400,000 restricted shares was approximately $1.62 million.

2) On January 8, 2013, due to the failure of the Company’s common stock to be listed on a national securities exchange on or before December 31, 2012, the Company issued 178,029 shares of common stock to the purchasers, or their assignees, under a Securities Purchase Agreement, dated as of March 31, 2011 as amended, between the Company and the purchasers thereunder. Pursuant to the Securities Purchase Agreements, in the event that the Company’s common stock was not listed on a national securities exchange on or before December 31, 2012, the Company was required to issue the purchasers under the Securities Purchase Agreement additional shares of common stock equal to 10% of the number of shares of common stock originally acquired by each such purchaser under the Securities Purchase Agreement.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will probably not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or our good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

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

For a discussion of these and other risks that relate to our business and investing in our common stock, you should carefully review the risks and uncertainties described under the heading “Part II – Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Transition Report on Form 10-KT for the six month period ended June 30, 2012 (the “Transition Report”), and those described from time to time in our future reports filed with the Securities and Exchange Commission. The forward-looking statements contained in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by this cautionary statement. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

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

Recent Developments

On December 19, 2012, we effectuated a one-for-four reverse stock split of our outstanding shares of common stock. Our authorized shares of common stock were not adjusted as a result of this reverse stock split. All share and related option and warrant information presented in the following discussion and analysis of our financial condition and results of operations and the accompanying consolidated interim financial statements have been retroactively adjusted to reflect the reduced number of shares outstanding which resulted from this action.

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

The currency of the primary economic environment in which our operations are conducted is the U.S. dollar (“$” or “dollar”). Accordingly, our currency is the dollar.

Results of Operations

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011

Revenues. For the three months ended December 31, 2012, total revenue increased approximately $0.1 million, or 4.5%, to approximately $1.4 million from approximately $1.3 million during the same period in 2011. The following is an explanation of the approximately $0.1 million increase in revenue broken down by its main two components, an increase in gross revenues of approximately $34,000, and a net increase in deferred revenues of approximately $24,000.

For the three months ended December 31, 2012, total gross revenue increased by approximately $35,000, or approximately 2.6%, to approximately $1.4 million from approximately $1.3 million during the same period in 2011. This increase in total gross revenue is attributable to an increase in both sales volume and price, with increased sales volume accounting for approximately $17,000, or approximately 1.3%, and price increases to our repeat distributors accounting for the remaining approximately $17,000, or approximately 1.3%. With respect to regions, the increase in gross revenue was mainly attributable to an increase of approximately $0.3 million in gross revenue from our distributors in Asia and an increase of approximately $0.1 million in gross revenue from our distributors in Europe. These increases were partially offset by a decrease of approximately $0.2 million in gross revenue from our distributor in Israel and a decrease of approximately $0.1 million in gross revenue from our distributors in Africa.

Net deferred revenue during the three months ended December 31, 2012 increased approximately $24,000, or approximately 116.2% to approximately $3,000 recognized in revenue from approximately $(21,000) deferred from revenue during the same period in 2011. The revenue recognized and deferred during both periods related to our provision for returns, which is calculated based on our history of returns, and recognized one year later.

Gross Profit. For the three months ended December 31, 2012, gross profit (revenue less cost of revenues) increased 29.3%, or approximately $0.2 million, to approximately $0.8 million from approximately $0.6 million during the same period in 2011. The increase in gross profit is attributable to both an increase in net sales of approximately $0.1 million, as well as a decrease in cost of goods sold of approximately $0.1 million. Gross margin increased from 48.1% in the three months ended December 31, 2011 to 59.5% in the three months ended December 31, 2012.

Royalties’ Buyout Expenses. For the three months ended December 31, 2012, we incurred approximately $0.9 million in royalties’ buyout expenses relating to the restructuring of our royalty agreement for MGuard Prime. In connection with the restructuring of this agreement, the licensor of the stent design used for this product agreed to reduce the royalty from 7% of net sales outside of the United States, 7% of the first $10,000,000 of net sales in the United States and 10% of net sales in the United States above $10,000,000 to 2.9% of all net sales both inside and outside the United States in exchange for (i) us waiving $85,000 in regulatory fees owed to us, (ii) us making full payment of royalties owed as of September 30, 2012 in the amount of $205,587 and (iii) $1,763,000, payable in 215,000 shares of our common stock that were valued at $8.20 per share. There was no such expense during the three months ended December 31, 2011. Royalties’ buyout expenses as a percentage of revenue was 68.0% for the three months ended December 31, 2012.

Research and Development Expenses. For the three months ended December 31, 2012, research and development expenses increased 50.6%, or approximately $0.4 million, to approximately $1.3 million, from approximately $0.9 million during the same period in 2011. The increase in cost resulted primarily from higher clinical trial expenses of approximately $0.4 million, attributable mainly to our planned U.S. Food and Drug Administration trial (approximately $0.2 million), and a clinical trial for our MGuard Carotid product (approximately $0.2 million). Research and development expense as a percentage of revenue increased to 93.0% for the three months ended December 31, 2012 from 64.6% in the same period in 2011.

Selling and Marketing Expenses. For the three months ended December 31, 2012, selling and marketing expenses increased 92.7%, or approximately $0.6 million, to approximately $1.2 million, from approximately $0.6 million during the same period in 2011. The increase in selling and marketing expenses resulted primarily from an increase of approximately $0.4 million in expenditures related to the Transcatheter Cardiovascular Therapeutics (TCT) meeting in Miami, Florida, where we announced our successful MASTER trial results and approximately $0.2 million of additional salaries expense as we expanded our sales activities worldwide. Selling and marketing expenses as a percentage of revenue increased to 89.3% in 2012 from 48.5% in 2011.

General and Administrative Expenses. For the three months ended December 31, 2012, general and administrative expenses decreased 75.8%, or approximately $5.6 million, to approximately $1.8 million from approximately $7.4 million during the same period in 2011. This decrease resulted primarily from a decrease in share-based compensation of $6.0 million (which predominately pertained to directors’ compensation), partially offset by an increase of approximately $0.4 million in legal fees. General and administrative expenses as a percentage of revenue decreased to 132.5% in 2012 from 572.6% in 2011.

Financial Expenses (Income). For the three months ended December 31, 2012, financial expense (income) decreased to approximately $2.5 million of financial income from approximately $39,000 of financial expense during the same period in 2011. The decrease in expense resulted primarily from approximately $3.5 million of financial income pertaining to the revaluation of certain of our warrants due to our stock price decreasing to $3.90 on December 31, 2012, from $9.08 on September 30, 2012 and approximately $0.1 million for the favorable impact of exchange rate differences in the three months ended December 31, 2012, partially offset by approximately $1.1 million of amortization expense pertaining to our convertible debentures and their related issuance costs for the three months ended December 31, 2012. Financial expense as a percentage of revenue decreased from 3.0% in 2011, to (184.3)% in 2012.

Tax Expenses. For the three months ended December 31, 2012, tax expense increased by approximately $0.1 million from approximately $(43,000) for the three months ended December 31, 2011, to approximately $42,000 during the same period in 2012.

Net Loss. Our net loss decreased by approximately $6.3 million, or 76.7%, to approximately $1.9 million for the three months ended December 31, 2012 from approximately $8.2 million during the same period in 2011. The decrease in net loss resulted primarily from a decrease of approximately $3.7 million in operating expenses (see above for explanation), a decrease of approximately $2.5 million in financial expenses (see above for explanation), an increase of approximately $0.2 million in gross profit and an increase of approximately $0.1 million in tax expenses.

Six Months Ended December 31, 2012 Compared to Six Months Ended December 31, 2011

Revenues. For the six months ended December 31, 2012, total revenue decreased approximately $1.4 million, or 43.3%, to approximately $1.9 million from approximately $3.3 million during the same period in 2011. The following is an explanation of the approximately $1.4 million decrease in revenue broken down by its main two components, a decrease in gross revenues of approximately $1.5 million, and a net increase in deferred revenues of approximately $0.1 million.

For the six months ended December 31, 2012, total gross revenue decreased by approximately $1.5 million, or approximately 46.2%, to approximately $1.8 million from approximately $3.3 million during the same period in 2011. This increase in total gross revenue is entirely attributable to a decrease in sales volume of approximately $1.5 million, or approximately 46.6%, partially offset by price increases to our repeat distributors of approximately $14,000, or approximately 0.4%. The $1.5 million decrease was attributable primarily to activities in anticipation of the release of our MASTER trial results at the Transcatheter Cardiovascular Therapeutics (TCT) meeting in Miami, Florida, which included evaluating and appointing new distributors in some territories, as well as replacing third party distributors with direct sales channels in key European countries where end user average selling prices and the lack of strong distributors have limited sales. Broken out by region, the decrease in gross revenue was mainly attributable to a decrease of approximately $0.8 million in gross revenue from our distributor in Europe, a decrease of approximately $0.6 million in gross revenue from our distributors in Central and South America, a decrease of approximately $0.3 million in gross revenue from our distributors in Israel and a decrease of approximately $0.1 million in gross revenue from our distributors in Africa. These decreases were partially offset by an increase of approximately $0.3 million in gross revenue from our distributors in Asia.

Net deferred revenue during the six months ended December 31, 2012 increased to approximately $83,000 recognized in revenue from approximately $(24,000) deferred from revenue during the same period in 2011. The revenue recognized and deferred during both periods related to our provision for returns, which is calculated based on our history of returns, and recognized one year later. The reason for the increase in the six months ended December 31, 2012, compared to the same period in 2011, is the decrease in sales between periods, as well as our reassessment of the provision for returns during the six months ended December 31, 2012. Our reassessment of the provision for returns of approximately $55,000 was based on a comparison of our history of returns against the percentage of sales we had been recording in the provision.

Gross Profit. For the six months ended December 31, 2012, gross profit (revenue less cost of revenues) decreased 40.1%, or approximately $0.7 million, to approximately $1.1 million from approximately $1.8 million during the same period in 2011. The decrease in gross profit is attributable to a decrease in net sales of approximately $1.4 million, partially offset by a decrease in cost of goods sold of approximately $0.7 million. Gross margin increased from 55.1% in the six months ended December 31, 2011 to 58.2% in the six months ended December 31, 2012.

Royalties’ Buyout Expenses. For the six months ended December 31, 2012, we incurred approximately $0.9 million in royalties’ buyout expenses relating to the restructuring of our royalty agreement for MGuard Prime (see above for explanation). There was no such expense during the six months ended December 31, 2011. Royalties’ buyout expenses as a percentage of revenue was 49.4% for the six months ended December 31, 2012.

Research and Development Expenses. For the six months ended December 31, 2012, research and development expenses increased 59.4%, or approximately $0.8 million, to approximately $2.2 million from approximately $1.4 million during the same period in 2011. The increase in cost resulted primarily from higher clinical trial expenses of approximately $0.7 million, attributable mainly to a clinical trial for our MGuard Carotid product (approximately $0.3 million), our planned U.S. Food and Drug Administration trial (approximately $0.2 million) and the MASTER Trial (approximately $0.2 million). In addition to the increase in clinical trial expenses, there was an increase of approximately $0.1 million in salaries and share-based compensation related to the hiring of additional clinical trial personnel. Research and development expense as a percentage of revenue increased to 118.5% for the six months ended December 31, 2012 from 42.1% in the same period in 2011.

Selling and Marketing Expenses. For the six months ended December 31, 2012, selling and marketing expenses increased 73.3%, or approximately $0.7 million, to approximately $1.6 million, from approximately $0.9 million during the same period in 2011. The increase in selling and marketing expenses resulted primarily from an increase of approximately $0.4 million in expenditures related to the Transcatheter Cardiovascular Therapeutics (TCT) meeting in Miami, Florida, where we announced our successful MASTER trial results, approximately $0.2 million of additional salaries expense as we expanded our sales activities worldwide, and approximately $0.1 million of additional travel expense. Selling and marketing expenses as a percentage of revenue increased to 86.5% in 2012 from 28.3% in 2011.

General and Administrative Expenses. For the six months ended December 31, 2012, general and administrative expenses decreased 59.5%, or approximately $5.9 million, to approximately $4.0 million from approximately $9.9 million during the same period in 2011. This decrease resulted primarily from a decrease in share-based compensation of $6.8 million (which predominately pertained to directors’ compensation), partially offset by an increase of approximately $0.4 million in legal fees, an increase of approximately $0.2 million in bad debt expense, an increase of approximately $0.1 million in rent expense and an increase of approximately $0.2 million in miscellaneous expenses. General and administrative expenses as a percentage of revenue decreased to 215.2% in 2012 from 301.5% in 2011.

Financial Expenses. For the six months ended December 31, 2012, financial expenses increased 1,076.9%, or approximately $1.6 million to approximately $1.7 million from approximately $0.1 million during the same period in 2011. The increase resulted primarily from approximately $2.1 million of amortization expense pertaining to our convertible debentures and their related issuance costs, partially offset by approximately $0.3 million of financial income pertaining to the revaluation of certain of our warrants due to our stock price decreasing to $3.90 on December 31, 2012, from $4.24 on June 30, 2012 and approximately $0.1 million for the favorable impact of exchange rate differences for the six months ended December 31, 2012. Financial expense as a percentage of revenue increased from 4.5% in 2011, to 93.1% in 2012.

Tax Expenses. For the six months ended December 31, 2012, tax expense increased by approximately $0.1 million from approximately $(18,000) for the six months ended December 31, 2011, to approximately $49,000 of during the same period in 2012.

Net Loss. Our net loss decreased by approximately $1.1 million, or 10.4%, to approximately $9.4 million for the six months ended December 31, 2012 from approximately $10.5 million during the same period in 2011. The decrease in net loss resulted primarily from a decrease of approximately $3.5 million in operating expenses (see above for explanation), partially offset by an increase of approximately $1.6 million in financial expenses (see above for explanation), a decrease of approximately $0.7 million in gross profit and an increase of approximately $0.1 million in tax expenses.

Liquidity and Capital Resources

We have had recurring losses and negative cash flows from operating activities and have significant future commitments. For the six months ended December 31, 2012, we had losses of approximately $9.4 million and negative cash flows from operating activities of approximately $5.8 million. We believe that our financial resources as of December 31, 2012 should enable us to continue funding the negative cash flows from operating activities through the three months ended September 30, 2013. Further, commencing October 2013, our senior convertible debentures are subject to a non-contingent redemption option that could require us to make a payment of approximately $13.3 million, including accrued interest. Since we expect to continue incurring negative cash flows from operations and in light of the potential cash requirement in connection with our convertible debentures, there is substantial doubt about our ability to continue operating as a going concern.

We will need to raise further capital at some future point in time, through the sale of additional equity securities or debt. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our MGuard products, our development of future products and competing technological and market developments. However, we may be unable to raise sufficient additional capital when we require it or upon terms favorable to us. In addition, the terms of any securities we issue in future financings may be more favorable to new investors and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect on the holders of any of our securities then outstanding. If we are unable to obtain adequate funds on reasonable terms, we will need to curtail operations significantly, including possibly postponing or halting our planned U.S. Food and Drug Administration clinical trial or entering into financing agreements with unattractive terms.

General. At December 31, 2012, we had cash and cash equivalents of approximately $5.4 million, as compared to $10.3 million as of June 30, 2012. The decrease is attributable primarily to our net loss, excluding non-cash financial expenses. We have historically met our cash needs through a combination of issuance of new shares, borrowing activities and sales. Our cash requirements are generally for product development, clinical trials, marketing and sales activities, finance and administrative cost, capital expenditures and general working capital.

Cash used in our operating activities was approximately $5.8 million for the six months ended December 31, 2012 and $4.2 million for the same period in 2011. The principal reasons for the usage of cash in our operating activities for the six months ended December 31, 2012 include a net loss of approximately $9.4 million and an increase in working capital of approximately $0.2 million, offset by approximately $1.4 million in non-cash share-based compensation, approximately $1.2 million in non-cash financial expenses, approximately $0.9 million in a non-cash royalties buyout, approximately $0.1 million in depreciation and amortization expenses and approximately $0.2 million of all other miscellaneous expenditures.

Cash used in our investing activities was approximately $193,000 during the six months ended December 31, 2012, compared to approximately $157,000 of cash generated by investing activities during the same period in 2011. The principal reason for the decrease in cash flow from investing activities during 2012 was the purchase of approximately $87,000 of new manufacturing equipment, an increase in restricted cash of approximately $56,000 and the funding of employee retirement funds of approximately $50,000.

Cash generated by financing activities was approximately $1.0 million for the six months ended December 31, 2012, compared to $1.3 million generated from financing activities for the same period in 2011. The principal source of cash from financing activities during the six months ended December 31, 2012 was funds received for the exercise of options and warrants in the amount of approximately $1.0 million. In contrast, during the six months ended December 31, 2011, we received approximately $1.5 million from the exercise of options, partially offset by a repayment of a long term loan of approximately $0.2 million.

As of December 31, 2012, our current liabilities exceeded current assets by a multiple of 1.05. Current assets decreased approximately $5.2 million during the six month period, mainly due to cash used in operations, and current liabilities increased by approximately $6.0 million during the same period, mainly due to the liability associated with our convertible debentures. As a result, our working capital surplus decreased by approximately $11.2 million to a working capital deficiency of approximately $0.4 million at December 31, 2012.

Convertible Debentures

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

Contractual Obligations and Commitments

During the six months ended December 31, 2012, we amended our license agreement for the use of the stent design for MGuard Prime. Pursuant to the amendment, among other things, the licensor of the stent design used for this product agreed to reduce the royalty from 7% of net sales outside of the United States, 7% of the first $10,000,000 of net sales in the United States and 10% of net sales in the United States above $10,000,000 to 2.9% of all net sales both inside and outside the United States in exchange for (i) us waiving $85,000 in regulatory fees owed to us, (ii) us making full payment of all royalties owed as of September 30, 2012 in the amount of $205,587 and (iii) $1,763,000, payable in 215,000 shares of our common stock that were valued at $8.20 per share.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates.

Interest Rate Exposure

Our exposure to market risk relates primarily to short-term investments, including funds classified as cash equivalents. As of December 31, 2012, all excess funds were invested in time deposits and other highly liquid investments, therefore our interest rate exposure is not considered to be material.

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

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of December 31, 2012, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of December 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation that arises through the normal course of business.  As of the date of this filing, we are not a party to any material litigation nor are we aware of any such threatened or pending litigation.

Item 1A. Risk Factors

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. You should carefully consider the risks described below and the other information included in this Quarterly Report on Form 10-Q, in our Quarterly Report on Form 10-Q for the three months ended September 30, 2012 and in our Transition Report on Form 10-K/T for the six month period ended June 30, 2012, including the consolidated financial statements and related notes. If any of the following risks, or any other risks not described below, actually occur, it is likely that our business, financial condition, and/or operating results could be materially adversely affected. In such case, the trading price and market value of our common stock could decline and you may lose part or all of your investment in our common stock. The risks and uncertainties described below include forward-looking statements and our actual results may differ from those discussed in these forward-looking statements.

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

We currently have limited resources, facilities and experience to commercially manufacture our product candidates. In order to produce our MGuard stent in the quantities that we anticipate will be required to meet anticipated market demand, we will need to increase, or “scale up,” the production process by a significant factor over the current level of production. There are technical challenges to scaling-up manufacturing capacity, and developing commercial-scale manufacturing facilities will require the investment of substantial funds and hiring and retaining additional management and technical personnel who have the necessary manufacturing experience. We may not successfully complete any required scale-up in a timely manner or at all. If unable to do so, we may not be able to meet potential future demand. If we are unable to manufacture a sufficient supply of our MGuard stent, our revenues, business and financial prospects would be adversely affected and we may suffer reputational harm, which could further adversely affect our revenues, business and financial prospects. In addition, if the scaled-up production process is not efficient or produces stents that do not meet quality and other standards, our future gross margins may decline. Also, our current and planned personnel, systems, procedures and controls may not be adequate to support our anticipated growth. If we are unable to manage our growth effectively, our business could be harmed.

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

In connection with our efforts to seek approval of our MGuard Coronary with bio-stable mesh by the U.S. Food and Drug Administration, we filed an investigational device exemption application with the U.S. Food and Drug Administration during the summer of 2012 to conduct a pivotal trial. On August 29, 2012, the U.S. Food and Drug Administration issued us a letter disapproving our investigational device exemption application due to insufficient data to support the initiation of a human clinical study. More specifically, the U.S. Food and Drug Administration cited numerous deficiencies in our application which may require, amongst other things, new and/or repeated testing in order to resolve. On December 17, 2012, we sent a letter in response to the U.S. Food and Drug Administration that addressed the issues cited in the disapproval letter. In addition, we substantially changed the design of the planned trial at that time. On January 18, 2013, the U.S. Food and Drug Administration issued us a second letter disapproving our investigational device exemption application. The U.S. Food and Drug Administration noted that although our December 17, 2012 letter addressed some of the issues cited in the August 29, 2012 disapproval letter, there remained additional comments to be addressed to support the initiation of a human clinical study. More specifically, the U.S. Food and Drug Administration cited numerous deficiencies in our application which may require, amongst other things, additional analysis, the submission of additional materials or new and/or repeated testing in order to resolve. There can be no assurance that we will be able to resolve these deficiencies and secure approval of our investigational device exemption application from the U.S. Food and Drug Administration.

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

Even if regulatory approval of a product is granted in the United States, the approval may be subject to limitations on the indicated uses for which the product may be marketed. If the U.S. Food and Drug Administration determines that our promotional materials, training or other activities constitute promotion of an unapproved use, it could request that we cease or modify our training or promotional materials or subject us to regulatory enforcement actions. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our training or other promotional materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement.

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

The medical device market is highly competitive. We compete with many medical device companies in the United States and internationally in connection with our current product and products under development. We face competition from numerous pharmaceutical and biotechnology companies in the therapeutics area, as well as competition from academic institutions, government agencies and research institutions. When we commercialize our products, we expect to face intense competition from Cordis Corporation, a subsidiary of Johnson & Johnson, Boston Scientific Corporation, Guidant, Medtronic, Inc., Abbott Vascular Devices, Terumo and others. Most of our current and potential competitors, including but not limited to those listed above, have, and will continue to have, substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution and personnel resources than we do. There can be no assurance that we will have sufficient resources to successfully commercialize our products, if and when they are approved for sale. The worldwide market for stent products is characterized by intensive development efforts and rapidly advancing technology. Our future success will depend largely upon our ability to anticipate and keep pace with those developments and advances. Current or future competitors could develop alternative technologies, products or materials that are more effective, easier to use or more economical than what we or any potential licensee develop. If our technologies or products become obsolete or uncompetitive, our related product sales and licensing revenue would decrease. This would have a material adverse effect on our business, financial condition and results of operations.

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

In the United States and in the European Union, our business could be significantly and adversely affected by recent healthcare reform legislation and other administration and legislative proposals.

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act in the United States were enacted into law in March 2010. Certain provisions of these acts will not be effective for a number of years and there are many programs and requirements for which the details have not yet been fully established or consequences not fully understood, and it is unclear what the full impacts will be from the legislation. Beginning on January 1, 2013, the legislation levies a 2.3% excise tax on sales of any U.S. medical device listed with the U.S. Food and Drug Administration under Section 510(j) of the Federal Food, Drug, and Cosmetic Act and 21 C.F.R. Part 807, unless the device falls within an exemption from the tax, such as the exemption governing direct retail sale of devices to consumers or for foreign sales of these devices. If we commence sales of our MGuard Coronary stent in the United States, this new tax may materially and adversely affect our business and results of operations. The legislation also focuses on a number of Medicare provisions aimed at improving quality and decreasing costs. It is uncertain at this point what negative unintended consequences these provisions will have on patient access to new technologies. The Medicare provisions include value-based payment programs, increased funding of comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments). Additionally, the provisions include a reduction in the annual rate of inflation for hospitals starting in 2011 and the establishment of an independent payment advisory board to recommend ways of reducing the rate of growth in Medicare spending. We cannot predict what healthcare programs and regulations will be ultimately implemented at the federal or state level in the United States, or the effect of any future legislation or regulation. However, any changes that lower reimbursements for our products or reduce medical procedure volumes could adversely affect our business plan to introduce our products in the United States.

In the European Union, on September 26, 2012, the European Commission proposed a revision of the legislation currently governing medical devices. If adopted by the European Parliament and the Council in their present form, these proposals, which may apply from 2015 or 2016, will impose stricter requirements on medical device manufacturers. Moreover, the supervising competences of the competent authorities of the EU Member States and the notified bodies will be strengthened. The regulation of advanced therapy medicinal products is also in continued development in the European Union, with the European Medicines Agency publishing new clinical or safety guidelines concerning advanced therapy medicinal products on a regular basis. Any of these regulatory changes and events could limit our ability to form collaborations and our ability to continue to commercialize our products, and if we fail to comply with any such new or modified regulations and requirements it could adversely affect our business, operating results and prospects.

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

In addition, as part of our strategy for growth, we may make acquisitions and enter into strategic alliances such as joint ventures and joint development agreements. However, we may not be able to identify suitable acquisition candidates, complete acquisitions or integrate acquisitions successfully, and our strategic alliances may not prove to be successful. In this regard, acquisitions involve numerous risks, including difficulties in the integration of the operations, technologies, services and products of the acquired companies and the diversion of management’s attention from other business concerns. Although we will endeavor to evaluate the risks inherent in any particular transaction, there can be no assurance that we will properly ascertain all such risks. In addition, acquisitions could result in the incurrence of substantial additional indebtedness and other expenses or in potentially dilutive issuances of equity securities. There can be no assurance that difficulties encountered with acquisitions will not have a material adverse effect on our business, financial condition and results of operations.

We may have violated Israeli securities law.

We may have violated section 15 of the Israeli Securities Law of 1968. Section 15 of the Israeli Securities Law of 1968 requires the filing of a prospectus with the Israel Securities Authority and the delivery thereof to purchasers in connection with an offer or sale of securities to more than 35 parties during any 12 month period. We allegedly issued securities to more than 35 investors during certain 12-month periods, ending in October 2008. Our wholly-owned subsidiary, InspireMD Ltd., a private company incorporated under the laws of the State of Israel, applied for a no-action determination from the Israel Security Authority on February 14, 2011 in connection with the foregoing. To date, the Israel Securities Authority has not responded to InspireMD Ltd.’s application for no-action determination and we are unable to predict when a response will be received. The maximum penalties for violating section 15 of the Israeli Securities Law of 1968 are as follows: imprisonment of 5 years; a fine of up to approximately $317,000 to be paid by management of the violating company; and a fine of up to approximately $1,590,000 to be paid by the violating company, any of which penalties could result in a material adverse effect on our operations. We believe that it is unlikely that either we or any individual will be subject to fines or other penalties as a result of these alleged violations.

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

Furthermore, any additional debt or equity financing that we may need may not be available on terms favorable to us, or at all. If we are unable to obtain such additional financing on a timely basis, we may have to curtail our development activities and growth plans and/or be forced to sell assets, perhaps on unfavorable terms, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations and liquidate, in which event it is unlikely that stockholders would receive any distribution on their shares. Further, we may not be able to continue operating if we do not generate sufficient revenues from operations needed to stay in business.

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

Our principal executive offices and our key personnel are located in Israel. Our business is directly affected by the political, economic and military conditions in Israel and its neighbors. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its Arab neighbors. A state of hostility, varying in degree and intensity, has caused security and economic problems in Israel. Although Israel has entered into peace treaties with Egypt and Jordan, and various agreements with the Palestinian Authority, there has been a marked increase in violence, civil unrest and hostility, including armed clashes, between the State of Israel and the Palestinians, since September 2000. The establishment in 2006 of a government in the Gaza Strip by representatives of the Hamas militant group has created heightened unrest and uncertainty in the region. In mid-2006, Israel engaged in an armed conflict with Hezbollah, a Shiite Islamist militia group based in Lebanon, and in June 2007, there was an escalation in violence in the Gaza Strip. From December 2008 through January 2009 and again in November and December 2012, Israel engaged in an armed conflict with Hamas, which involved missile strikes against civilian targets in various parts of Israel and negatively affected business conditions in Israel. Recent political uprisings and social unrest in Syria are affecting its political stability, which has led to the deterioration of the political relationship between Syria and Israel and have raised new concerns regarding security in the region and the potential for armed conflict. Similar civil unrest and political turbulence is currently ongoing in many countries in the region. The continued political instability and hostilities between Israel and its neighbors and any future armed conflict, terrorist activity or political instability in the region could adversely affect our operations in Israel and adversely affect the market price of our shares of common stock. In addition, several countries restrict doing business with Israel and Israeli companies have been and are today subjected to economic boycotts. The interruption or curtailment of trade between Israel and its present trading partners could adversely affect our business, financial condition and results of operations.

Our operations could be disrupted as a result of the obligation of certain of our personnel residing in Israel to perform military service.

Many of our executive officers and key employees reside in Israel and may be required to perform annual military reserve duty. Currently, all male adult citizens and permanent residents of Israel under the age of 40 (or older, depending on their position with the Israeli Defense Forces reserves), unless exempt, are obligated to perform military reserve duty annually and are subject to being called to active duty at any time under emergency circumstances. Our operations could be disrupted by the absence for a significant period of one or more of our officers or key employees due to military service. Any such disruption could have a material adverse effect on our business, results of operations and financial condition.

We may not be able to enforce covenants not-to-compete under current Israeli law.

We have non-competition agreements with many of our employees, most of which are governed by Israeli law. These agreements generally prohibit our employees from competing with us or working for our competitors for a specified period following termination of their employment. However, Israeli courts are reluctant to enforce non-compete undertakings of former employees and tend, if at all, to enforce those provisions for relatively brief periods of time in restricted geographical areas and only when the employee has unique value specific to that employer’s business and not just regarding the professional development of the employee. Any such inability to enforce non-compete covenants may cause us to lose any competitive advantage resulting from advantages provided to us by such confidential information.

It may be difficult for investors in the United States to enforce any judgments obtained against us or any of our directors or officers.

All of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, three of our directors and most of our officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our non-U.S. directors or officers, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Additionally, it may be difficult to assert U.S. securities law claims in actions originally instituted outside of the United States. Israeli courts may refuse to hear a U.S. securities law claim because Israeli courts may not be the most appropriate forums in which to bring such a claim. Even if an Israeli court agrees to hear a claim, it may determine that the Israeli law, and not U.S. law, is applicable to the claim. Further, if U.S. law is found to be applicable, certain content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process, and certain matters of procedure would still be governed by the Israeli law. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal and state securities laws against us or any of our non-U.S. directors or officers.

The tax benefits that are available to us require us to continue meeting various conditions and may be terminated or reduced in the future, which could increase our costs and taxes.

The tax benefits that are available to us require us to continue meeting various conditions and may be terminated or reduced in the future, which could increase our costs and taxes. Inspire Ltd. has been granted a “Beneficiary Enterprise” status by the Investment Center in the Israeli Ministry of Industry Trade and Labor which made us eligible for tax benefits under the Israeli Law for the Encouragement of Capital Investments, 1959. In order to remain eligible for the tax benefits of a “Beneficiary Enterprise”, we must continue to meet certain conditions stipulated in the Israeli Law for the Encouragement of Capital Investments, 1959 and its regulations, as amended, which may include, among other things, making specified investments in fixed assets and equipment, financing a percentage of those investments with our capital contributions, filing certain reports with the Investment Center, complying with provisions regarding intellectual property and the criteria set forth in the specific certificate of approval issued by the Investment Center or the Israel Tax Authority. If we do not meet these requirements, the tax benefits could be cancelled and we could be required to refund any tax benefits that we received in the past. Further, in the future, these tax benefits may be reduced or discontinued. If these tax benefits are cancelled, our Israeli taxable income would be subject to regular Israeli corporate tax rates. The standard corporate tax rate for Israeli companies in 2011 was 24% of their taxable income, was increased to 25% in 2012 and remains at such a rate in 2013. In the future, we may not be eligible to receive additional tax benefits under the Israeli Law for the Encouragement of Capital Investments, 1959. The termination or reduction of these tax benefits would increase our tax liability, which would reduce our profits.

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

There has been limited trading in our common stock and there can be no assurance that an active trading market in our common stock will be maintained. Due to the illiquidity, the market price may not accurately reflect our relative value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. Because our common stock is so thinly traded, a large block of shares traded can lead to a dramatic fluctuation in the share price and investors may not be able to liquidate their investment in us at all or at a price that reflects the value of the business. In addition, our common stock currently trades on the OTC Bulletin Board, which generally lacks the liquidity, research coverage and institutional investor following of a national securities exchange like the NYSE MKT, the New York Stock Exchange or the Nasdaq Stock Market. While we have applied to list our common stock on a national securities exchange, we cannot assure you that our common stock will be accepted for listing on any national securities exchanges or that we will maintain compliance with all of the requirements for our common stock to remain listed. Additionally, if our common stock is accepted for listing on a national securities exchange, there can be no assurance that trading of our common stock on such market will be sustained or desirable.

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

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock and make it more difficult for us to raise funds through future offerings of common stock. As of February 4, 2013, there were 4,432,673 shares of our common stock issuable upon the conversion of our outstanding convertible debentures and the exercise of our outstanding warrants, all of which are currently registered for resale. In addition, there are 17,235,692 shares of our common stock currently saleable under Rule 144. The availability of these shares of our common stock for resale in the public market has the potential to cause the supply of our common stock to exceed investor demand, thereby decreasing the price of our common stock.

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

As of February 4, 2013, there were 1,783,487 shares of common stock underlying our convertible debentures and 913,944 shares of common stock underlying warrants that were issued to purchasers and placement agents in connection with the issuance of the convertible debentures, for a total of 2,697,431shares of common stock. If and when issued, these additional 2,697,431 shares of common stock will equal approximately 12.7% of our then outstanding shares of common stock, and would immediately dilute our current stockholders in terms of ownership percentage and voting power. The terms of the convertible debentures and related warrants contain provisions that restrict the amount of shares a holder can receive upon conversion or exercise to 4.99% of the then outstanding number of shares of our common stock. However, these restrictions do not prevent the holders from selling some of their holdings and then receiving additional shares. In this way, the holders could sell more than these limits while never holding more than the limits. As a result, even with the restrictions, the holders of these convertible debentures and warrants could ultimately convert and exercise, and then sell, the full amount issuable upon conversion and exercise of the convertible debentures and warrants, respectively, in which case our current stockholders would suffer the full amount of dilution.

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

INSPIREMD, INC.

Date: February 4, 2013	By:	/s/ Alan W. Milinazzo
		Name:	Alan W. Milinazzo
		Title:	President and Chief Executive Officer

	By:	/s/ Craig Shore
		Name:	Craig Shore
		Title:	Chief Financial Officer, Secretary and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Share Exchange Agreement, dated as of December 29, 2010, by and among InspireMD Ltd., Saguaro Resources, Inc., and the Shareholders of InspireMD Ltd. that are signatory thereto (incorporated by reference to Exhibit 10.1 to Saguaro Resources, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2011)

2.2	Amendment to Share Exchange Agreement, dated February 24, 2011 (incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011

2.3	Second Amendment to Share Exchange Agreement, dated March 25, 2011 (incorporated by reference to Exhibit 2.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2012)

10.1	First Amendment to License Agreement, dated as of October 20, 2012, by and among Svelte Medical Systems, Inc., InspireMD, Inc. and InspireMD Ltd. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2012)

10.2	Second Amendment to the InspireMD, Inc. Amended and Restated 2011 UMBRELLA Option Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2012)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements

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

