Form 10-Q
period 2013-03-31
InspireMD, Inc.
filed 2013-05-07
CIK 1433607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number: 001-35731

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

The number of shares of the registrant’s common stock, $0.0001 par value, outstanding as of May 7, 2013: 34,316,864.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INSPIREMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in thousands)

	March 31, 2013	June 30, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,514	$10,284
Restricted cash	91	37
Accounts receivable:
Trade, net	2,146	1,824
Other	278	264
Prepaid expenses	91	93
Inventory:
On hand	1,982	1,744
On consignment		63
Total current assets	7,102	14,309
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation and amortization	467	462
OTHER NON-CURRENT ASSETS:
Deferred issuance costs	951	961
Funds in respect of employees rights upon retirement	380	282
Royalties buyout	897
Total other non-current assets	2,228	1,243
Total assets	$9,797	$16,014

The accompanying notes are an integral part of the condensed consolidated financial statements.

INSPIREMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in thousands)

	March 31, 2013	June 30, 2012
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	$416	$441
Other	2,885	2,925
Advanced payment from customers	177	174
Deferred revenues	10	10
Convertible loan	7,385
Total current liabilities	10,873	3,550

LONG-TERM LIABILITIES:
Liability for employees rights upon retirement	495	354
Convertible loan		5,018
Contingently redeemable warrants and others	1,832	1,706
Total long-term liabilities	2,327	7,078
Total liabilities	13,200	10,628
COMMITMENT AND CONTINGENT LIABILITIES
EQUITY (CAPITAL DEFICIENCY)
Common stock, par value $0.0001 per share; 125,000,000 shares authorized; 18,204,796 and 17,040,040 shares issued and outstanding at March 31, 2013 and June 30, 2012, respectively.	2	2
Additional paid-in capital	54,628	49,106
Accumulated deficit	(58,033)	(43,722)
Total equity (capital deficiency)	(3,403)	5,386
Total liabilities and equity (less capital deficiency)	$9,797	$16,014

The accompanying notes are an integral part of the condensed consolidated financial statements.

INSPIREMD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(U.S. dollars in thousands, except share and per share data)

	Three months ended		Nine months ended
	March 31,		March 31,
	2013	2012	2013	2012

REVENUES	$1,514	$1,138	$3,373	$4,416
COST OF REVENUES	674	574	1,451	2,046
GROSS PROFIT	840	564	1,922	2,370
OPERATING EXPENSES:
Royalties buyout expenses			918
Other research and development expenses	907	1,349	3,109	2,730
Selling and marketing	804	445	2,412	1,373
General and administrative	2,340	1,896	6,341	11,780
Total operating expenses	4,051	3,690	12,780	15,883
LOSS FROM OPERATIONS	(3,211)	(3,126)	(10,858)	(13,513)
FINANCIAL EXPENSES (INCOME), net:
Expenses related to revaluation of contingently redeemable warrants and others, net	402		106
Expenses related to interest on convertible loan and other financial expenses (income)	1,290	(11)	3,316	136
LOSS BEFORE TAX EXPENSES (INCOME)	(4,903)	(3,115)	(14,280)	(13,649)
TAX EXPENSES (INCOME)	(18)	25	31	7
NET LOSS	$(4,885)	$(3,140)	$(14,311)	$(13,656)
NET LOSS PER SHARE - basic and diluted	$(0.27)	$(0.18)	$(0.81)	$(0.82)
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING NET LOSS PER SHARE - basic and diluted	18,196,083	17,044,737	17,662,175	16,596,379

The accompanying notes are an integral part of the condensed consolidated financial statements.

INSPIREMD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. dollars in thousands)

	9 months ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,311)	$(13,656)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	146	85
Change in liability for employees right upon retirement	141	35
Financial expenses	2,707	246
Royalties buyout expenses	918
Share-based compensation expenses	2,730	9,799
Loss (gains) on amounts funded in respect of employee rights upon retirement, net	(3)	5
Changes in operating asset and liability items:
Decrease (increase) in prepaid expenses	2	(18)
Increase in trade receivables	(322)	(1,428)
Increase in other receivables	(14)	(33)
Decrease in inventory on consignment	63	23
Increase in inventory on hand	(238)	(546)
Decrease in trade payables	(65)	(512)
Increase in deferred revenues		25
Increase (decrease) in other payables and advance payment from customers	(370)	179
Net cash used in operating activities	(8,616)	(5,796)
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in restricted cash	(54)	304
Purchase of property, plant and equipment	(118)	(176)
Proceeds from sale of property, plant and equipment		12
Amounts funded in respect of employee rights upon retirement	(95)	(31)
Net cash provided by (used in) investing activities	(267)	109
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of options and warrants	1,049	1,500
Shares of common stock used to satisfy tax withholding obligations	(20)
Repayment of long-term loan		(281)
Net cash provided by financing activities	1,029	1,219
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	84	(251)
DECREASE IN CASH AND CASH EQUIVALENTS	(7,770)	(4,719)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	10,284	8,070
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$2,514	$3,351

Purchasing of property, plant and equipment on credit and in consideration of share-based payment		$62
Royalties buyout in consideration of shares and waiver	$930
Deferred issuance costs included in trade and other payables	$287

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTE 1 - DESCRIPTION OF BUSINESS:

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

On April 16, 2013, the Company consummated an underwritten public offering, pursuant to which it sold a total of 12,500,000 shares of common stock (the “Offering”). The price to the public in the Offering was $2.00 per share, and the aggregate net proceeds of the Offering to the Company were approximately $22.6 million, after the underwriters’ commissions and offering expenses. In connection with the Offering, the Company also granted the underwriters a 30-day option to purchase up to an additional 1.875 million shares to cover over-allotments, if any. On April 11, 2013, following the pricing of the Offering, the Company’s common stock began trading on the NYSE MKT.

On April 9, 2013, the Company, entered into an exchange and amendment agreement with the holders of the Company’s outstanding senior secured convertible debentures (the “Debentures”) due April 5, 2014 and as subsequently amended on April 15, 2013 (the “Exchange Agreement”). Pursuant to the Exchange Agreement, simultaneously with the closing of the Offering and in full satisfaction of the Company’s obligations under the Debentures, the Company:

•	repaid $8,787,234 in cash;
•	issued 2,159,574 shares of common stock to the holders of the Debentures, reflecting a conversion price of $2.00 per share for the remaining unpaid portion of the Debentures;
•	issued five year warrants to the holders of the Debentures to purchase an aggregate of 659,091 shares of common stock for $3.00 per share;
•	amended the securities purchase agreement pursuant to which the Debentures were originally issued to prohibit the Company from issuing securities containing anti-dilution protective provisions; and
•	amended the warrants issued in connection with the Debentures to (i) eliminate the automatic incorporation of the terms of any of the Company’s securities that are superior to those of such warrants, except with respect to exercise price and warrant coverage and (ii) provide that upon a fundamental transaction, the holders of such warrants will have the right to cause the Company to repurchase the unexercised portion of such warrants at their Black-Scholes value on the date of such fundamental transaction, payable in shares of common stock, rather than in cash as was previously provided.

The above transactions pursuant to the Exchange Agreement are referred to herein as the “Exchange.”

Pursuant to the terms of the securities purchase agreement that the Company entered into on March 31, 2011 (the “2011 SPA”), as a result of the Offering and the Exchange, the Company issued the purchasers in its March 31, 2011 financing, or their assigns, an aggregate of 755,207 shares of common stock. The related expense has been recorded to “Financial expenses (income), net” within the Consolidated Statements of Operations.

Due to the Offering and the Exchange, the Company believes that it has sufficient cash to continue its operations into 2015.  However, depending on the operating results in 2013 and 2014, the Company may need to obtain additional cash in 2015 to continue to fund its operations.

NOTE 2 - BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, the financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and results of operations of the Company. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2012, as found in the Company’s amended Transition Report on Form 10-KT/A, filed with the Securities and Exchange Commission on January 3, 2013. The balance sheet for June 30, 2012 was derived from the Company’s audited financial statements for the year ended June 30, 2012. The results of operations for the nine months ended March 31, 2013 are not necessarily indicative of results that could be expected for the entire fiscal year.

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

On October 20, 2012, the Company issued 215,000 shares of common stock to pursuant to an agreement with a licensor (See Note 10(a)).

During the nine months ended March 31, 2013, the Company issued a total of 771,640 shares of common stock in connection with the exercise of 771,640 options and warrants. The Company received aggregate cash proceeds equal to approximately $1 million in connection with such exercises.

On December 21, 2012, the Company amended its Umbrella Plan to increase the total number of shares of common stock issuable under such plan by 1.25 million shares and to permit the awarding of incentive stock options pursuant to the U.S. portion of the plan.

On January 8, 2013, due to the failure of the Company’s common stock to be listed on a national securities exchange on or before December 31, 2012, the Company issued 178,029 shares of common stock to the purchasers, or their assignees, under the 2011 SPA. Pursuant to the 2011 SPA, in the event that the Company’s common stock was not listed on a national securities exchange on or before December 31, 2012, the Company was required to issue the purchasers under the 2011 SPA additional shares of common stock equal to 10% of the number of shares of common stock originally acquired by each such purchaser under the 2011 SPA.

On February 7, 2013 the Company’s board of directors approved the appointment of a new Director. In connection with his appointment, the Company issued 124,415 stock options to purchase shares of common stock at an exercise price of $3.4 per share, the closing price of the common stock on the date of grant. The fair value of the above granted shares is approximately $257,000. In calculating the fair value of options granted under share-based remuneration arrangements the Company used the following assumptions: dividend yield of 0% and expected term of 5.5-6.5 years in each year; expected volatility of 66.8%-68.9%; and risk-free interest rate of 0.96%-1.21%. The options have terms of 10 years from the date of grant and are subject to a three year vesting period, with one-third of such awards vesting each year.

NOTE 3- EQUITY (continued):

On January 3, 2013, in connection with the appointment of a new CEO, the Company granted the CEO a nonqualified stock option to purchase 525,927 shares of the Company’s common stock and an incentive stock option to purchase 74,073 shares of the Company’s common stock and 400,000 shares of restricted stock (See Note 9).

As of March 31, 2013 there is unrecognized stock based compensation of approximately $3.4 million that will be recognized over a weighted average period of 3 years.

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

For the nine month periods ended March 31, 2013 and 2012 and the three month period ended March 31, 2013 and 2012, all shares of common stock underlying outstanding options, warrants, convertible loans and restricted stock have been excluded from the calculation of the diluted loss per share since their effect was anti-dilutive. The total number of shares of common stock related to outstanding options, warrants and convertible loans that were excluded from the calculations of diluted loss per share were 8,512,041 and 5,036,730 for the nine month periods ended March 31, 2013 and 2012, respectively and 8,512,041 and 5,036,730 for the three month periods ended March 31, 2013 and 2012, respectively.

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

NOTE 5 - FAIR VALUE MEASURMENT (continued):

The following table summarizes the balances for those financial liabilities where fair value measurements are estimated utilizing Level 2 and Level 3 inputs:

		March 31	June 30,
	Level	2013	2012
		($ in thousands)

Anti-dilution rights	3	$1,322
2012 Warrants at fair value	2	$510	$1,706
Embedded derivative	3	30	49
		$1,862	$1,755

The following table summarizes the activity for those financial liabilities where fair value measurements are estimated utilizing Level 3 inputs:

	Anti-Dilution Rights	Embedded Derivative
	($ in thousands)

Balance as of July 1, 2012	$-	$49
Losses included in earnings - financial expenses , net	1,322	(19)
Balance as of March 31, 2013	$1,322	$30

Level 3 liabilities include an embedded derivative related to the Company’s former Debentures and anti-dilution rights. The Company values the Level 3 embedded derivative using an internally developed valuation model, whose inputs include recovery rates, credit spreads, stock prices, and volatilities.

The Company values the Level 3 Anti-Dilution Rights using an internally developed valuation model, whose inputs include potential fund raising amounts, probability of completing successful fund raising during the relevant period and stock prices.

The fair value of the warrants included in Level 2 is estimated using the Black Scholes model.

In calculating the fair value of warrants at March 31, 2013, the Company used the following assumptions: expected term of 4 years; expected volatility of 63.3%; risk-free interest rate of 0.57%; and dividend yield of 0%.

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

The fair value of the Company’s former Debentures at March 31, 2013 approximated the carrying amount (after considering the beneficial conversion feature). If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

NOTE 6 - INVENTORY ON HAND:

	March 31,	June 30,
	2013	2012
	($ in thousands)

Finished goods	$416	$479
Work in process	1,433	1,115
Raw materials and supplies	133	150
	$1,982	$1,744

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUALS - OTHER:

	March 31,	June 30,
	2013	2012
	($ in thousands)
Employees and employee institutions	$496	$438
Accrued vacation and recreation pay	220	272
Accrued clinical trial expenses	399	607
Provision for sales commissions	153	194
Accrued expenses	1,562	1,197
Due to government institutions	8	22
Provision for returns		139
Taxes payable	47	56
	$2,885	$2,925

NOTE 8 - FINANCIAL EXPENSES (INCOME), NET:

	Three months ended		Nine months ended
	March 31,		March 31,
	2013	2012	2013	2012
	($ in thousands)		($ in thousands

Bank commissions	$6	$12	$23	$27
Interest income	(7)	(5)	(22)	(37)
Exchange rate differences	6	(19)	(69)	118
Interest expense (including debt issuance costs)	1,276	1	3,384	28
Change in fair value of warrants, embedded derivatives and anti-dilution rights	411		106
	$1,692	$(11)	$3,422	$136

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

On January 3, 2013, the Company's CEO at the time resigned as CEO (the "Former CEO"). The Former CEO will continue to serve as a member of the Company’s board of directors. In accordance with the terms of a Separation Agreement and Release, the Company will continue to pay the Former CEO $21,563 for six months. The Company recorded a provision amounting to $66,000.

On January 3, 2013 and in connection with the Former CEO’s resignation, the Company appointed a new CEO.

In connection with the appointment of the CEO, the Company entered into an Employment Agreement (the “Employment Agreement”) with the CEO. Under the Employment Agreement, the CEO is entitled to an annual base salary of at least $450,000. The CEO is also eligible to receive an annual bonus of at least $275,000 upon the achievement of reasonable target objectives and performance goals, to be determined by the board of directors. In accordance with the Employment Agreement, on January 3, 2013, the Company granted the new CEO a nonqualified stock option to purchase 525,927 shares of the Company’s common stock, made pursuant to a Nonqualified Stock Option Agreement, an incentive stock option to purchase 74,073 shares of the Company’s common stock, made pursuant to an Incentive Stock Option Agreement, and 400,000 shares of restricted stock, which are subject to forfeiture until the vesting of such shares, made pursuant to a Restricted Stock Award Agreement (the “Restricted Stock Agreement”). The options have an exercise price of $4.05, which was the fair market value of the Company’s common stock on the date of grant. Both the options and the restricted stock are subject to a three-year vesting period subject to the CEO's continued service with the Company, with one-thirty-sixth (1/36th) of such awards vesting each month.

On April 24, 2013, the Company and the CEO amended each of (i) Employment Agreement and (ii) Restricted Stock Award Agreement in order to change the vesting of the restricted stock awarded to the CEO thereunder from monthly vesting to annual vesting.

The CEO has an option to deliver a number of shares with an aggregate fair market value that equals or exceeds (to avoid the issuance of fractional shares) the required tax withholding payment resulted from the vesting of the restricted stock or from the exercise of the options. As of March 31, 2013, 6,567 shares were withheld by the Company to satisfy tax withholding obligations. The payment, amounting to $20,388, was deducted from equity.

On or before December 31 of each calendar year, the CEO will be eligible to receive an additional grant of equity awards equal, in the aggregate, to up to 0.5% of the Company’s actual outstanding shares of common stock on the date of grant, provided that the actual amount of the grant will be based on his achievement of certain performance objectives as established by the board, in its reasonable discretion, for each such calendar year.

NOTE 9 - RELATED PARTIES (continued):

If, during the term of the Employment Agreement, the CEO's employment is terminated upon certain conditions as stipulated in the agreement, the CEO will be entitled to receive certain benefits as stipulated in the agreement.

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

In March 2010, the Company entered into a license agreement to use a stent design (“MGuard PrimeTM”). Pursuant to the agreement, the licensor was entitled to receive royalty payments of 7% of net sales outside the United States and, for sales within the United States, royalty payments as follows: 7% of net sales for the first $10,000,000 of net sales and 10% of net sales for net sales exceeding $10,000,000.

On October 20, 2012, the Company, InspireMD Ltd. and the licensor entered into the First Amendment to License Agreement, which amended the license agreement described above. Pursuant to the amendment, amongst other things, the licensor agreed to reduce the royalty owed with respect to sales of MGuard PrimeTM to 2.9% of all net sales both inside and outside the U.S. in exchange for (i) InspireMD Ltd. waiving $85,000 in regulatory fees for the CE Mark that were owed by the licensor to InspireMD Ltd., (ii) InspireMD Ltd. making full payment of royalties in the amount of $205,587 due to the licensor as of September 30, 2012 and (iii) 215,000 shares of the Company’s common stock, that were valued at the closing price of the common stock on October 19, 2012 at $8.20 per share. The total amount paid to the licensor was valued at $1,848,000, inclusive of the shares issued as well as the $85,000 waiver, and was allocated as follows: $930,000 was allocated to royalties’ buyout and $918,000 was allocated to “research and development” expenses based on the MGuard PrimeTM registration status in the various territories. The royalties’ buyout amortization is calculated using the economic pattern of the Company’s estimated future revenues over the estimated useful life of the royalties’ buyout. The amortization is recorded in “Cost of Revenues” in the Consolidated Statements of Operations.

On February 27, 2013, the Company gave a 90 days' notice period as stipulated in the agreement to cancel its lease agreement for the Company’s existing production facilities. The production will be moved to the Company’s headquarters.

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

NOTE 10 - COMMITMENT AND CONTINGENT LIABILITIES (continued):

In February 2011, a service provider filed a claim against the Company for $327,000 in the Magistrate’s Court in Tel Aviv, claiming a future success fee and commission for assistance in finding the Company’s distributor in Brazil. The Company’s management, after considering the views of its legal counsel as well as other factors, recorded a provision of $327,000 in the financial statements in the first quarter of 2011. The related expense has been recorded to “General and administrative” within the Consolidated Statements of Operations. On October 5, 2011, the Company filed a counter claim against the plaintiff in the amount of $29,000. Following the first court evidence hearing held on January 20, 2013, the parties reached a settlement agreement which provides that in consideration of the mutual waiver by the parties of all their claims against each other and their shareholders, officers and employees, the Company shall pay to the plaintiff $50,000. As of March 31, 2013, the Company paid the plaintiff $25,000 and the provision was modified to $25,000.

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

In December 2011, a statement of claim against the Company was submitted by an alleged finder of the Company regarding options to purchase 146,089 shares of the Company’s common stock. Following an evidence hearing on April 29, 2013, the parties agreed to settle all current and future claims against each other in exchange for the Company issuing between $50,000 and $200,000 of shares of its common stock, with the exact amount and current value of the Company's common stock to be determined by the court. After considering the views of its legal counsel as well as other factors, the Company’s management believes that the final outcome within the range is not estimable.

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

NOTE 10 - COMMITMENT AND CONTINGENT LIABILITIES (continued):

In December 2012, a former service provider of InspireMD GmbH filed a claim with the Labor Court in Buenos Aires, Argentina in the amount of $193,378 plus interest (6% in dollars or 18.5% in pesos), social benefits, legal expenses and fees (25% of the award) against InspireMD Ltd. and InspireMD GmbH. The Company's management, after considering the views of its legal counsel as well as other factors, recorded a provision of $250,000 in the financial statements for the quarter ended December 31, 2012. The related expense has been recorded to "General and administrative" within the Consolidated Statements of Operations. The Company's management estimates that the ultimate possible resolution of this matter could result in a loss of up to $80,000 in excess of the amount accrued.

In December 2012, the State of Israel filed a complaint against InspireMD Ltd., the Company’s former CEO, former President, and Vice President of Research and Development (the ‘‘Managers’’), alleging that InspireMD Ltd. failed to operate its production facilities under a proper business license. InspireMD Ltd. received its required business license on January 31, 2013. On February 13, 2013, all claims against the Managers were dropped and InspireMD Ltd. settled its claim with the State of Israel for less than $2,000.

c.	Liens and pledges

As of March 31, 2013, the Company had fixed liens aggregating $91,000 to bank Mizrahi in connection with the Company’s credit cards.

The Company’s obligations under the Debentures were secured by a first priority perfected security interest in all of the assets and properties of the Company and InspireMD Ltd., including the stock of InspireMD Ltd. and InspireMD GmbH. In connection with the Exchange (See Note 1), all of these security interests were terminated.

NOTE 11 - ENTITY WIDE DISCLOSURE:

The Company operates in one operating segment.

Disaggregated financial data is provided below as follows:

(1) Revenues by geographic area and

(2) Revenues from principal customers.

Revenues are attributed to geographic areas based on the location of the customers. The following is a summary of revenues by geographic areas:

	3 months ended		9 months ended
	March 31,		March 31,
	2013	2012	2013	2012
	($ in thousands)		($ in thousands)

Russia	$435	$-	$560	$360
Spain	157	105	446	376
Germany	81	150	186	320
Netherlands	39	123	105	144
India	27	120	299	120
Mexico	-	219	5	391
Poland	-	144	3	334
Other	775	277	1,769	2,371
	$1,514	$1,138	$3,373	$4,416

NOTE 11 - ENTITY WIDE DISCLOSURE (continued):

The following is a summary of revenues by principal customers:

	3 months ended		9 months ended
	March 31,		March 31,
	2013	2012	2013	2012

Customer A	29%	-%	17%	8%
Customer B	10%	9%	13%	9%
Customer C	5%	13%	6%	7%
Customer D	3%	11%	3%	3%
Customer E	2%	11%	9%	3%
Customer F	-%	19%	-%	9%
Customer G	-%	13%	-%	8%

The majority of tangible long-lived assets are located in Israel.

NOTE 12 - SUBSEQUENT EVENTS:

On November 16, 2011, in connection with the appointment of the Company’s Chairman, the Chairman was issued an option to purchase 181,250 shares of common stock at an exercise price of $7.80 per share, which vested and became exercisable on April 11, 2013, when the common stock was listed on the NYSE MKT, a registered national securities exchange.

On April 16, 2013, the Company appointed a new Vice President of Corporate Development. In accordance with the appointment, on April 22, 2013, the Company granted the new Vice President of Corporate Development stock options to purchase 150,000 shares of the Company’s common stock. The options have an exercise price of $1.97, which was the fair market value of the Company’s common stock on the date of grant. The options are subject to a three-year vesting period with one-third of such awards vesting each year.

In calculating the fair value of the above options the Company used the following assumptions: dividend yield of 0% and expected term of 5.5-6.5 years; expected volatility of 66.9%-68.2%; and risk-free interest rate of 0.8%-1.02%.

The fair value of the above options, using the Black-Scholes option-pricing model, was approximately $178,000.

On April 22, 2013, the Company modified the compensation packages of its chief financial officer and its senior vice president of research and development and chief technical officer of InspireMD Ltd., the Company’s wholly-owned subsidiary, in order to (i) increase the base salaries of each to $175,000 per annum, (ii) provide that each shall be eligible to receive an annual bonus equal to up to 30% of his base salary, at the sole discretion of the compensation committee of the Company, in consultation with the Company’s chief executive officer, and (iii) provide termination benefits as stipulated in the amendments.

On April 25, 2013, the Company granted to the CEO (i) options to purchase 297,447 shares of common stock of Common Stock, with an exercise price of $2.05 per share (the “April Option Grant”) and (ii) 179,866 restricted shares of Common Stock (the “April RS Grant”). The April Option Grant vests in three equal annual installments. The April RS Grant is subject to forfeiture until vested. This award vests in three equal annual installments. The fair value of the above 179,866 restricted shares was approximately $369,000.

NOTE 12 - SUBSEQUENT EVENTS (continued):

In calculating the fair value of the above options the Company used the following assumptions: dividend yield of 0% and expected term of 5.5-6.5 years; expected volatility of 66.9%-68.2%; and risk-free interest rate of 0.82%-1.04%.

The fair value of the above options, using the Black-Scholes option-pricing model, was approximately $368,000.

On May 3, 2013, the board of directors approved the issuance of options to purchase an aggregate of 400,000 shares of the Company’s common stock to certain of the Company’s independent directors, with the grant date to be the second trading day after the filing of this Quarterly Report on Form 10-Q and the exercise price to be the fair market value of the common stock on such grant date. The options will be subject to a three-year vesting period with one-third of such awards vesting each year.

During April and May 2013, the Company issued a total of 126,928 shares of its common stock in connection with the exercise of 126,928 options. The Company’s cash proceeds in connection with such exercises equal the par value of the shares issued.

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

On April 16, 2013, we consummated an underwritten public offering pursuant to which we sold 12.5 million shares of common stock. The public offering price of our common stock in this offering was $2.00 per share, resulting in aggregate net proceeds to us of approximately $22.6 million, after the underwriters’ commissions and offering expenses. We also granted the underwriters in this offering a 30-day option to purchase up to an additional 1.875 million shares of common stock to cover over-allotments, if any. On April 11, 2013, following the pricing of the offering, the Company’s common stock commenced trading on the NYSE MKT.

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

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenues. For the three months ended March 31, 2013, total revenue increased by approximately $0.4 million, or 33.0%, to approximately $1.5 million from approximately $1.1 million during the same period in 2012. The following is an explanation of the approximately $0.4 million increase in revenue broken down by its main two components, an increase in gross revenues of approximately $452,000 and a net decrease in deferred revenues of approximately $77,000.

For the three months ended March 31, 2013, total gross revenue increased by approximately $452,000, or approximately 42.6%, to approximately $1.5 million from approximately $1.1 million during the same period in 2012. This increase in total gross revenue is attributable to an increase in sales volume of approximately $0.5 million, or approximately 47.1%, partially offset by price decreases to our repeat distributors accounting of approximately $54,000, or approximately 5.1%. With respect to regions, the increase in gross revenue was mainly attributable to an increase of approximately $0.4 million in gross revenue from our distributors in Europe, an increase of approximately $0.1 million in gross revenue from our distributor in Israel and an increase of approximately $0.1 million in gross revenue from our distributors in Africa. These increases were partially offset by a decrease of approximately $0.1 million in gross revenue from our distributors in Latin America.

For the three months ended March 31, 2013, we did not recognize past deferred revenue, nor did we defer any of our current revenue, compared to a net recognition of approximately $77,000 of revenue during the same period in 2012. The revenue recognized and deferred during both periods was calculated based on our history of returns, and recognized one year later.

Gross Profit. For the three months ended March 31, 2013, gross profit (revenue less cost of revenues) increased 48.9%, or approximately $0.3 million, to approximately $0.9 million from approximately $0.6 million during the same period in 2012. The increase in gross profit is attributable to an increase in net sales of approximately $0.4 million, partially offset by an increase in cost of goods sold of approximately $0.1 million. Gross margin increased from 49.6% in the three months ended March 31, 2012 to 55.5% in the three months ended March 31, 2013 due to an increase in average sales price as well as a decrease in average cost per unit sold.

Research and Development Expenses. For the three months ended March 31, 2013, research and development expenses decreased 32.8%, or approximately $0.5 million, to approximately $0.9 million, from approximately $1.4 million during the same period in 2012. The decrease in cost resulted primarily from lower clinical trial expenses of approximately $0.4 million, attributable mainly to a timing gap between the pre-clinical phase and the start of the recruitment phase of our planned U.S. Food and Drug Administration trial (causing a decrease of approximately $0.3 million between periods), as well as a decrease of approximately $0.2 million in expenses associated with our MASTER Trial, as we approach the trial’s conclusion, partially offset by an increase in expenditures related to a clinical trial for our MGuard Carotid product (increase of approximately $0.1 million). In addition to the decrease in clinical trial expenses, there was a decrease of approximately $0.1 million in share based compensation expenses. Research and development expense as a percentage of revenue decreased to 59.9% for the three months ended March 31, 2013 from 118.5% in the same period in 2012.

Selling and Marketing Expenses. For the three months ended March 31, 2013, selling and marketing expenses increased 80.7%, or approximately $0.4 million, to approximately $0.8 million, from approximately $0.4 million during the same period in 2012. The increase in selling and marketing expenses resulted primarily from an increase of approximately $0.2 million of additional salary expenses as we expanded our sales activities worldwide, an increase of approximately $0.2 million in product promotion expenses, and an increase of approximately $0.1 million in travel expenses. These increases were partially offset by a decrease of approximately $0.1 million in miscellaneous expenses. Selling and marketing expenses as a percentage of revenue increased to 53.1% in the three months ended March 31, 2013 from 39.1% in the same period in 2012.

General and Administrative Expenses. For the three months ended March 31, 2013, general and administrative expenses increased 23.4%, or approximately $0.5 million, to approximately $2.4 million from approximately $1.9 million during the same period in 2012. This increase resulted primarily from an increase in share-based compensation of $0.3 million (which predominately relates to the hiring of our new chief executive officer), an increase in salary expenses of approximately $0.2 million (which predominately relates to the hiring of our new chief executive officer), and an increase of approximately $0.1 million in miscellaneous expenses. This increase was partially offset by a decrease of approximately $0.1 million in rent expense. General and administrative expenses as a percentage of revenue decreased to 154.6% in the three months ended March 31, 2013 from 166.6% in the same period in 2012.

Financial Expenses (Income). For the three months ended March 31, 2013, financial expenses (income) increased approximately $1.7 million to approximately $1.7 million of financial expenses from approximately $11,000 of financial income during the same period in 2012. The increase in expense resulted primarily from approximately $1.3 million of amortization expense pertaining to our convertible debentures and their related issuance costs and approximately $1.3 million of expense pertaining to anti-dilution rights, partially offset by approximately $0.9 million of financial income pertaining to the revaluation of certain of our warrants due to our stock price decreasing to $2.52 on March 31, 2013, from $3.90 on December 31, 2012. Financial expense as a percentage of revenue increased from (1.0)% in the three months ended March 31, 2012, to 111.8% in the same period in 2013.

Tax Expenses (Income). For the three months ended March 31, 2013, tax expenses (income) decreased by approximately $43,000 from approximately $25,000 of tax expenses for the three months ended March 31, 2012, to approximately $18,000 of tax income during the same period in 2013.

Net Loss. Our net loss increased by approximately $1.8 million, or 55.6%, to approximately $4.9 million for the three months ended March 31, 2013 from approximately $3.1 million during the same period in 2012. The increase in net loss resulted primarily from an increase of approximately $1.7 million in financial expenses (see above for explanation) and an increase of approximately $0.4 million in operating expenses (see above for explanation), partially offset by an increase of approximately $0.3 million in gross profit (see above for explanation).

Nine Months Ended March 31, 2013 Compared to Nine Months Ended March 31, 2012

Revenues. For the nine months ended March 31, 2013, total revenue decreased by approximately $1.0 million, or 23.6%, to approximately $3.4 million from approximately $4.4 million during the same period in 2012. The following is an explanation of the approximately $1.0 million decrease in revenue broken down by its main two components, a decrease in gross revenues of approximately $1.1 million, partially offset by a net increase in deferred revenues of approximately $0.1 million.

For the nine months ended March 31, 2013, total gross revenue decreased by approximately $1.1 million, or approximately 24.6%, to approximately $3.3 million from approximately 4.4 million during the same period in 2012. This decrease in total gross revenue is entirely attributable to a decrease in sales volume of approximately $1.1 million, or approximately 24.7%, partially offset by price increases to our repeat distributors of approximately $5,000, or approximately 0.1%. The $1.1 million decrease was attributable primarily to activities in anticipation of the release of our MASTER trial results at the Transcatheter Cardiovascular Therapeutics (TCT) meeting in Miami, Florida, which included evaluating and appointing new distributors in some territories, as well as replacing third party distributors with direct sales channels in key European countries where end user average selling prices and the lack of strong distributors have limited sales. Broken out by region, the decrease in gross revenue was mainly attributable to a decrease of approximately $0.8 million in gross revenue from our distributors in Central and South America, a decrease of approximately $0.3 million in gross revenue from our distributors in Europe, a decrease of approximately $0.2 million in gross revenue from our distributors in Israel and a decrease of approximately $0.1 million in gross revenue from our distributors in Africa. These decreases were partially offset by an increase of approximately $0.3 million in gross revenue from our distributors in Asia.

Net deferred revenue during the nine months ended March 31, 2013 increased to approximately $83,000 recognized in revenue from approximately $53,000 recognized in revenue during the same period in 2012. The revenue recognized and deferred during both periods related to our provision for returns, which is calculated based on our history of returns, and recognized one year later.

Gross Profit. For the nine months ended March 31, 2013, gross profit (revenue less cost of revenues) decreased 18.9%, or approximately $448,000, to approximately $1.9 million from approximately $2.4 million during the same period in 2012. This decrease in gross profit is attributable to a decrease in net sales of approximately $1.0 million, partially offset by a decrease in cost of goods sold of approximately $0.5 million. Gross margin increased from 53.7% in the nine months ended March 31, 2012 to 57.0% in the nine months ended March 31, 2013.

Royalties’ Buyout Expenses. For the nine months ended March 31, 2013, we incurred approximately $0.9 million in royalties’ buyout expenses relating to the restructuring of our royalty agreement for the MGuard Prime version of our MGuard Coronary stent. In connection with the restructuring of this agreement, the licensor of the stent design used for this product agreed to reduce the royalty from 7% of net sales outside of the United States, 7% of the first $10.0 million of net sales in the United States and 10% of net sales in the United States above $10.0 million to 2.9% of all net sales both inside and outside the United States in exchange for (i) us waiving $85,000 in regulatory fees owed to us, (ii) us making full payment of royalties owed as of September 30, 2012 in the amount of $205,587 and (iii) $1,763,000, payable in 215,000 shares of our common stock that were valued at $8.20 per share. There was no such expense during the nine months ended March 31, 2012. Royalties’ buyout expenses as a percentage of revenue was 27.2% for the nine months ended March 31, 2013.

Research and Development Expenses. For the nine months ended March 31, 2013, research and development expenses increased 13.9%, or approximately $0.4 million, to approximately $3.1 million from approximately $2.7 million during the same period in 2012. The increase in cost resulted primarily from higher clinical trial expenses of approximately $0.3 million attributable mainly to a clinical trial for our MGuard Carotid product (approximately $0.4 million), and miscellaneous clinical trial expenses (approximately $0.1 million), partially offset by delaying expenditures associated with our planned U.S. Food and Drug Administration trial (causing a decrease of approximately $0.1 million between periods), as we awaited approval for our Investigational Device Exemption application with the U.S Food and Drug Administration, as well as a decrease of approximately $0.1 million in expenses associated with our MASTER Trial (as we were concluding the trial). In addition to the increase in clinical trial expenses, there was an increase of approximately $0.1 million in patent expenses. Research and development expense as a percentage of revenue increased to 92.2% for the nine months ended March 31, 2013 from 61.8% in the same period in 2012.

Selling and Marketing Expenses. For the nine months ended March 31, 2013, selling and marketing expenses increased 75.7%, or approximately $1.0 million, to approximately $2.4 million, from approximately $1.4 million during the same period in 2012. The increase in selling and marketing expenses resulted primarily from approximately $0.5 million of additional salary expenses as we expanded our sales activities worldwide, an increase of approximately $0.4 million in expenditures related to the Transcatheter Cardiovascular Therapeutics (TCT) meeting in Miami, Florida, where we announced our successful MASTER trial results, an increase of approximately $0.4 million in product promotional expenses, and an increase of approximately $0.1 million in travel expenses. These increases were partially offset by a decrease of approximately $0.3 million in share based compensation expenses and a decrease of approximately $0.1 million in miscellaneous expenses. Selling and marketing expenses as a percentage of revenue increased to 71.5% in the nine months ended March 31, 2013 from 31.1% in the same period in 2012.

General and Administrative Expenses. For the nine months ended March 31, 2013, general and administrative expenses decreased 46.2%, or approximately $5.4 million, to approximately $6.4 million from approximately $11.8 million during the same period in 2012. This decrease resulted primarily from a decrease in share-based compensation of $6.6 million (which predominately pertained to directors’ compensation), partially offset by an increase of approximately $0.5 million in legal fees and other expenses related to our fundraising activities, approximately $0.2 million in additional salaries (which predominately relates to the hiring of our new chief executive officer), an increase of approximately $0.2 million in bad debt expense and an increase of approximately $0.3 million in miscellaneous expenses. General and administrative expenses as a percentage of revenue decreased to 188.0% in the nine months ended March 31, 2013 from 266.8% in the same period in 2012.

Financial Expenses. For the nine months ended March 31, 2013, financial expenses increased 2,416.2% or approximately $3.3 million to approximately $3.4 million from approximately $0.1 million during the same period in 2012. The increase resulted primarily from approximately $3.4 million of amortization expense pertaining to our convertible debentures and their related issuance costs and approximately $1.3 million of expense pertaining to anti-dilution rights expenses, partially offset by approximately $1.2 million of financial income pertaining to the revaluation of certain of our warrants due to our stock price decreasing to $2.52 on March 31, 2013, from $4.24 on June 30, 2012 and approximately $0.1 million for the favorable impact of exchange rate differences for the nine months ended March 31, 2013. Financial expense as a percentage of revenue increased from 3.1% in the nine months ended March 31, 2013, to 101.5% in the same period in 2013.

Tax Expenses. For the nine months ended March 31, 2013, tax expenses increased by approximately $24,000 from approximately $7,000 for the nine months ended March 31, 2012, to approximately $31,000 during the same period in 2013.

Net Loss. Our net loss increased by approximately $0.6 million, or 4.8%, to approximately $14.3 million for the nine months ended March 31, 2013 from approximately $13.7 million during the same period in 2012. The increase in net loss resulted from an increase of approximately $3.3 million financial expenses (see above for explanation) and a decrease of approximately $0.4 million in gross profit (see above for explanation), partially offset by a decrease of approximately $3.1 million in operating expenses (see above for explanation).

Liquidity and Capital Resources

Due to the underwritten public offering of our common stock and the exchange and amendment agreement that we entered into with the holders of our convertible debentures, we believe that we have sufficient cash to continue our operations into 2015.  However, depending on the operating results in 2013 and 2014, we may need to raise additional funds in 2015 to continue financing its operations.

General. At March 31, 2013, we had cash and cash equivalents of approximately $2.5 million, as compared to $10.3 million as of June 30, 2012. The decrease is attributable primarily to our net loss, excluding non-cash financial expenses. We have historically met our cash needs through a combination of issuing new shares, borrowing activities and sales. Our cash requirements are generally for product development, clinical trials, marketing and sales activities, finance and administrative cost, capital expenditures and general working capital.

Cash used in our operating activities was approximately $8.6 million for the nine months ended March 31, 2013 and $5.8 million for the same period in 2012. The principal reasons for the usage of cash in our operating activities for the nine months ended March 31, 2013 include a net loss of approximately $14.3 million and an increase in working capital of approximately $0.9 million, offset by approximately $2.7 million in non-cash financial expenses, approximately $2.7 million in non-cash share-based compensation, approximately $0.9 million in a non-cash royalties buyout, approximately $0.1 million in depreciation and amortization expenses and approximately $0.2 million of miscellaneous expenditures.

Cash used in our investing activities was approximately $267,000 during the nine months ended March 31, 2013, compared to approximately $109,000 of cash generated by investing activities during the same period in 2012. The principal reason for the increase in cash used in investing activities during 2013 was the purchase of property, plant and equipment of approximately $118,000 (primarily new manufacturing equipment), an increase in restricted cash of approximately $54,000 and the funding of employee retirement funds of approximately $95,000.

Cash generated by financing activities was approximately $1.0 million for the nine months ended March 31, 2013, compared to $1.2 million generated from financing activities for the same period in 2012. The principal source of cash from financing activities during the nine months ended March 31, 2013 was funds received for the exercise of options and warrants in the amount of approximately $1.0 million. In contrast, during the nine months ended March 31, 2012, we received approximately $1.5 million from the exercise of options, partially offset by a repayment of a long term loan of approximately $0.3 million.

As of March 31, 2013, our current liabilities exceeded current assets by a multiple of 1.53. Current assets decreased approximately $7.2 million during the nine month period, mainly due to cash used in operations, and current liabilities increased by approximately $7.3 million during the same period, mainly due to the liability associated with our convertible debentures. As a result, our working capital surplus decreased by approximately $14.5 million to a working capital deficiency of approximately $3.8 million at March 31, 2013.

Convertible Debentures

On April 5, 2012, we issued senior secured convertible debentures due April 5, 2014 in the original aggregate principal amount of $11,702,128 and five-year warrants to purchase an aggregate of 835,866 shares of our common stock at an exercise price of $7.20 per share in exchange for aggregate gross proceeds of $11.0 million, with corresponding net proceeds of approximately $9.9 million. The convertible debentures were issued with a 6% original issuance discount, bore interest at an annual rate of 8% and were convertible at any time into shares of common stock at an initial conversion price of $7.00 per share. Upon conversion of the convertible debentures, investors were entitled to receive a conversion premium equal to 8%, per annum, with a limit of 12% for the term of the convertible debentures, of the principal amount being converted. In addition, the investors had the right to require us to redeem the convertible debentures at any time after October 5, 2013 (18 months after the date of issuance) for 112% of the then outstanding principal amount, plus all accrued interest, and we had the right to prepay the convertible debentures after six months for 112% of the then outstanding principal amount, plus all accrued interest. In connection with this financing, we paid placement agent fees of $848,750 and issued placement agents warrants to purchase 78,078 shares of common stock, with terms identical to the warrants issued to the investors.

On April 9, 2013, we entered into an exchange and amendment agreement with the holders of these convertible debentures, pursuant to which, simultaneously with the closing of our underwritten public offering on April 16, 2013, and in full satisfaction of our obligations under the convertible debentures, we:

•	repaid $8,787,234 in cash;

•	issued 2,159,574 shares of common stock to the holders of the convertible debentures, reflecting a conversion price of $2.00 per share for the remaining unpaid portion of the convertible debentures;

•	issued five year warrants to the holders of these convertible debentures to purchase an aggregate of 659,091 shares of common stock for $3.00 per share;

•	amended the securities purchase agreement pursuant to which the convertible debentures were originally issued to prohibit us from issuing securities containing anti-dilution protective provisions; and

•	amended the warrants issued in connection with the convertible debentures to (i) eliminate the automatic incorporation of the terms of any securities that are superior to those of such warrants, except with respect to exercise price and warrant coverage and (ii) provide that upon a fundamental transaction, the holders of such warrants will have the right to cause us to repurchase the unexercised portion of such warrants at their Black-Scholes value on the date of such fundamental transaction, payable in shares of common stock, rather than in cash as was previously provided.

Recently Issued Accounting Pronouncements

None.

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

Contractual Obligations and Commitments

During the nine months ended March 31, 2013, we amended our license agreement for the use of the stent design for the MGuard Prime version of the MGuard Coronary stent. Pursuant to the amendment, among other things, the licensor of the stent design used for this product agreed to reduce the royalty from 7% of net sales outside of the United States, 7% of the first $10,000,000 of net sales in the United States and 10% of net sales in the United States above $10,000,000 to 2.9% of all net sales both inside and outside the United States in exchange for (i) us waiving $85,000 in regulatory fees owed to us, (ii) us making full payment of all royalties owed as of September 30, 2012 in the amount of $205,587 and (iii) $1,763,000, payable in 215,000 shares of our common stock that were valued at $8.20 per share.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates.

Interest Rate Exposure

Our exposure to market risk relates primarily to short-term investments, including funds classified as cash equivalents. As of March 31, 2013, all excess funds were invested in time deposits and other highly liquid investments, therefore our interest rate exposure is not considered to be material.

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

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of March 31, 2013, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation that arises through the normal course of business.  As of the date of this filing, we are not a party to any material litigation nor are we aware of any such threatened or pending litigation.

Item 1A. Risk Factors

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. You should carefully consider the risks described below and the other information included in this Quarterly Report on Form 10-Q, in our Quarterly Reports on Form 10-Q for the three months ended September 30, 2012 and the six months ending December 31, 2012 and in our Transition Report on Form 10-K/T for the six month period ended June 30, 2012, including the consolidated financial statements and related notes. If any of the following risks, or any other risks not described below, actually occur, it is likely that our business, financial condition, and/or operating results could be materially adversely affected. In such case, the trading price and market value of our common stock could decline and you may lose part or all of your investment in our common stock. The risks and uncertainties described below include forward-looking statements and our actual results may differ from those discussed in these forward-looking statements.

Risks Related to Our Business

We have a history of net losses and may experience future losses.

To date, we have experienced net losses. A substantial portion of the expenses associated with our manufacturing facilities are fixed in nature (i.e., depreciation) and will reduce our operating margin until such time, if ever, as we are able to increase utilization of our capacity through increased sales of our products. The clinical trials necessary to support our anticipated growth will be expensive and lengthy. In addition, our strategic plan will require a significant investment in clinical trials, product development and sales and marketing programs, which may not result in the accelerated revenue growth that we anticipate. Since we expect to continue incurring negative cash flows from operations, there can be no assurance that we will ever generate sufficient revenues to become profitable.

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

We currently manufacture our MGuard Coronary stent at our facilities in Tel Aviv, Israel, and we have contracted with QualiMed Innovative Medizinprodukte GmbH, a German manufacturer, to assist in production. If there were a disruption to our existing manufacturing facility, we would have no other means of manufacturing our MGuard Coronary stent until we were able to restore the manufacturing capability at our facility or develop alternative manufacturing facilities. If we were unable to produce sufficient quantities of our MGuard Coronary stent for use in our current and planned clinical trials, or if our manufacturing process yields substandard stents, our development and commercialization efforts would be delayed.

We currently have limited resources, facilities and experience to commercially manufacture our product candidates. In order to produce our MGuard Coronary stent in the quantities that we anticipate will be required to meet anticipated market demand, we will need to increase, or “scale up,” the production process by a significant factor over the current level of production. There are technical challenges to scaling-up manufacturing capacity, and developing commercial-scale manufacturing facilities will require the investment of substantial funds and hiring and retaining additional management and technical personnel who have the necessary manufacturing experience. We may not successfully complete any required scale-up in a timely manner or at all. If unable to do so, we may not be able to meet potential future demand. If we are unable to manufacture a sufficient supply of our MGuard Coronary stent, our revenues, business and financial prospects would be adversely affected and we may suffer reputational harm, which could further adversely affect our revenues, business and financial prospects. In addition, if the scaled-up production process is not efficient or produces stents that do not meet quality and other standards, our future gross margins may decline. Also, our current and planned personnel, systems, procedures and controls may not be adequate to support our anticipated growth. If we are unable to manage our growth effectively, our business could be harmed.

Additionally, any damage to or destruction of our Tel Aviv facilities or its equipment, prolonged power outage or contamination at our facility would significantly impair our ability to produce MGuard Coronary stents.

Finally, the production of our MGuard Coronary stent must occur in a highly controlled, clean environment to minimize particles and other yield and quality-limiting contaminants. In spite of stringent quality controls, weaknesses in process control or minute impurities in materials may cause a substantial percentage of defective products in a lot. If we are unable to maintain stringent quality controls, or if contamination problems arise, our clinical development and commercialization efforts could be delayed, which would harm our business and results of operations.

Clinical trials necessary to support our MGuard products may be lengthy and expensive and will require the enrollment of a large number of patients, and suitable patients may be difficult to identify and recruit. Any such delay or failure of clinical trials could prevent us from commercializing our stent products, which would materially and adversely affect our results of operations and the value of our business.

Clinical trials necessary to support our MGuard products will be expensive and may require the enrollment of a large number of patients, and suitable patients may be difficult to identify and recruit, which may cause a delay in the development and commercialization of our product candidates. Patient enrollment in clinical trials and the ability to successfully complete patient follow-up depends on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and efficacy of our products, or they may be persuaded to participate in contemporaneous clinical trials of competitive products. In addition, patients participating in our clinical trials may die before completion of the trial or suffer adverse medical events unrelated to or related to our products. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial may cause an increase in costs and delays or result in the failure of the clinical trial.

In addition, the length of time required to complete clinical trials for pharmaceutical and medical device products varies substantially according to the degree of regulation and the type, complexity, novelty and intended use of a product, and can continue for several years and cost millions of dollars. The commencement and completion of clinical trials for our products under development may be delayed by many factors, including governmental or regulatory delays and changes in regulatory requirements, policy and guidelines or our inability or the inability of any potential licensee to manufacture or obtain from third parties materials sufficient for use in preclinical studies and clinical trials. Significant delays or failures of clinical trials could delay or prevent us from commercializing our stent products, which would materially and adversely affect our results of operations and the value of our business.

The clinical trial for our investigational device exemption application with the U.S. Food and Drug Administration may be more costly and burdensome than we currently anticipate, which would limit or delay our ability to complete the trial and ultimately market our MGuard Coronary with bio-stable mesh in the United States.

In connection with our efforts to seek approval of our MGuard Coronary with bio-stable mesh by the U.S. Food and Drug Administration, we filed an investigational device exemption application with the U.S. Food and Drug Administration during the summer of 2012 to conduct a pivotal trial. On April 19, 2013, we received an approval with conditions from the U.S. Food and Drug Administration to conduct this pivotal trial in support of our investigational device exemption application. This clinical study, however, may have unanticipated complications and delays, may require the enrollment of additional patients, require longer follow-up periods and may be more costly than we currently anticipate, and/or we may fail to achieve the primary or secondary endpoints. Any unanticipated costs and length of this trial, along with our failure to achieve primary or secondary endpoints would delay, if not prevent, our ability to market our MGuard Coronary with bio-stable mesh in the United States, which would harm our business.

Physicians may not widely adopt the MGuard Coronary stent unless they determine, based on experience, long-term clinical data and published peer reviewed journal articles, that the use of the MGuard Coronary stent provides a safe and effective alternative to other existing treatments for coronary artery disease.

We believe that physicians will not widely adopt the MGuard Coronary stent unless they determine, based on experience, long-term clinical data and published peer reviewed journal articles, that the use of our MGuard Coronary stent provides a safe and effective alternative to other existing treatments for coronary artery disease, including coronary artery bypass grafting balloon angioplasty, bare-metal stents and other drug-eluting stents, provided by Johnson & Johnson, Boston Scientific Corporation, Medtronic Inc., Abbott Laboratories and others.

We cannot provide any assurance that the data collected from our current and planned clinical trials will be sufficient to demonstrate that the MGuard Coronary stents are an attractive alternative to other procedures. If we fail to demonstrate safety and efficacy that is at least comparable to other drug-eluting stents or bare-metal stents that have received regulatory approval and that are available on the market, our ability to successfully market the MGuard Coronary stent will be significantly limited. Even if the data collected from clinical studies or clinical experience indicate positive results, each physician’s actual experience with our MGuard Coronary stent will vary. Clinical trials conducted with the MGuard Coronary stent have involved procedures performed by physicians who are technically proficient and are high-volume stent users. Consequently, both short-term and long-term results reported in these clinical trials may be significantly more favorable than typical results of practicing physicians, which could negatively affect rates of adoptions of our products. We also believe that published peer-reviewed journal articles and recommendations and support by influential physicians regarding our MGuard Coronary stent will be important for market acceptance and adoption, and we cannot assure you that we will receive these recommendations and support, or that supportive articles will be published.

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

Because our products are new and long-term success measures have not been completely validated, regulatory agencies, including the U.S. Food and Drug Administration, may take a significant amount of time in evaluating product approval applications. For example, the U.S. Food and Drug Administration may determine that certain metrics that we utilized in our clinical trials were inappropriate for evaluating the clinical efficacy of stents. Treatments may exhibit a favorable measure using one of these metrics and an unfavorable measure using another metric. Any change in the accepted metrics may result in reconfiguration of, and delays in, our clinical trials. Additionally, we have only limited experience in filing and prosecuting the applications necessary to gain regulatory approvals, and our clinical, regulatory and quality assurance personnel are currently composed of only eight employees. As a result, we may experience delays in connection with obtaining regulatory approvals for our products.

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

If we have to switch to a replacement supplier, we will face additional regulatory delays and the interruption of the manufacture and delivery of our MGuard Coronary stent for an extended period of time, which would delay completion of our clinical trials or commercialization of our products. In addition, we will be required to obtain prior regulatory approval from the U.S. Food and Drug Administration or foreign regulatory authorities to use different suppliers or components that may not be as safe or as effective. As a result, regulatory approval of our products may not be received on a timely basis or at all.

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

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act in the United States were enacted into law in March 2010. Certain provisions of these acts will not be effective for a number of years and there are many programs and requirements for which the details have not yet been fully established or consequences not fully understood, and it is unclear what the full impacts will be from the legislation. The legislation levies a 2.3% excise tax, that began on January 1, 2013, on all sales of any U.S. medical device listed with the U.S. Food and Drug Administration under Section 510(j) of the Federal Food, Drug, and Cosmetic Act and 21 C.F.R. Part 807, unless the device falls within an exemption from the tax, such as the exemption governing direct retail sale of devices to consumers or for foreign sales of these devices. If we commence sales of our MGuard Coronary stent in the United States, this new tax may materially and adversely affect our business and results of operations. The legislation also focuses on a number of Medicare provisions aimed at improving quality and decreasing costs. It is uncertain at this point what negative unintended consequences these provisions will have on patient access to new technologies. The Medicare provisions include value-based payment programs, increased funding of comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments). Additionally, the provisions include a reduction in the annual rate of inflation for hospitals and the establishment of an independent payment advisory board to recommend ways of reducing the rate of growth in Medicare spending. We cannot predict what healthcare programs and regulations will be ultimately implemented at the federal or state level in the United States, or the effect of any future legislation or regulation. However, any changes that lower reimbursements for our products or reduce medical procedure volumes could adversely affect our business plan to introduce our products in the United States.

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

The report of our independent auditors contains an explanatory paragraph as to our ability to continue as a going concern, which could result in a negative perception of us from investors, customers, vendors and strategic partners.

Because we had recurring losses and negative cash flows from operating activities, along with significant future commitments as of June 30, 2012. The report of Kesselman & Kesselman C.P.A.s (Isr.), our independent registered public accounting firm, with respect to our financial statements at June 30, 2012, December 31, 2011 and 2010, and for the six month transition period ended June 30, 2012, and the years ended December 31, 2011, 2010 and 2009 contains an explanatory paragraph as to our potential inability to continue as a going concern. This doubt regarding our potential inability to continue as a going concern may result in a negative perception of us from investors, customers, vendors and strategic partners. This negative perception could limit the number and quality of parties willing to engage in transactions with us, which could result in a material adverse effect on our overall business and results of operations.

We may have violated Israeli securities law.

We may have violated section 15 of the Israeli Securities Law of 1968. Section 15 of the Israeli Securities Law of 1968 requires the filing of a prospectus with the Israel Securities Authority and the delivery thereof to purchasers in connection with an offer or sale of securities to more than 35 parties during any 12-month period. We allegedly issued securities to more than 35 investors during certain 12-month periods, ending in October 2008. Our wholly-owned subsidiary, InspireMD Ltd., a private company incorporated under the laws of the State of Israel, applied for a no-action determination from the Israel Security Authority on February 14, 2011 in connection with the foregoing. To date, the Israel Securities Authority has not responded to InspireMD Ltd.’s application for no-action determination and we are unable to predict when a response will be received. The maximum penalties for violating section 15 of the Israeli Securities Law of 1968 are as follows: imprisonment of five years; a fine of up to approximately $317,000 to be paid by management of the violating company; and a fine of up to approximately $1,590,000 to be paid by the violating company, any of which penalties could result in a material adverse effect on our operations. We believe that it is unlikely that either we or any individual will be subject to fines or other penalties as a result of these alleged violations.

We will need to raise additional capital to meet our business requirements in the future and such capital raising may be costly or difficult to obtain and could dilute our stockholders’ ownership interests.

In order to fully realize all of our business objectives, we will need to raise additional capital, which may not be available on reasonable terms or at all. For instance, we will need to raise additional funds to accomplish the following:

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

Any additional capital raised through the sale of equity or equity backed securities may dilute our stockholders’ ownership percentages and could also result in a decrease in the market value of our equity securities.

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

Our principal executive offices and many of our key personnel are located in Israel. Our business is directly affected by the political, economic and military conditions in Israel and its neighbors. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its Arab neighbors. A state of hostility, varying in degree and intensity, has caused security and economic problems in Israel. Although Israel has entered into peace treaties with Egypt and Jordan, and various agreements with the Palestinian Authority, there has been a marked increase in violence, civil unrest and hostility, including armed clashes, between the State of Israel and the Palestinians since September 2000. The establishment in 2006 of a government in the Gaza Strip by representatives of the Hamas militant group has created heightened unrest and uncertainty in the region. In mid-2006, Israel engaged in an armed conflict with Hezbollah, a Shiite Islamist militia group based in Lebanon, and in June 2007, there was an escalation in violence in the Gaza Strip. From December 2008 through January 2009 and again in November and December 2012, Israel engaged in an armed conflict with Hamas, which involved missile strikes against civilian targets in various parts of Israel and negatively affected business conditions in Israel. Recent political uprisings and social unrest in Syria are affecting its political stability, which has led to the deterioration of the political relationship between Syria and Israel and have raised new concerns regarding security in the region and the potential for armed conflict. Similar civil unrest and political turbulence is currently ongoing in many countries in the region. The continued political instability and hostilities between Israel and its neighbors and any future armed conflict, terrorist activity or political instability in the region could adversely affect our operations in Israel and adversely affect the market price of our shares of common stock. In addition, several countries restrict doing business with Israel and Israeli companies have been and are today subjected to economic boycotts. The interruption or curtailment of trade between Israel and its present trading partners could adversely affect our business, financial condition and results of operations.

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

We have non-competition agreements with many of our employees, most of which are governed by Israeli law. These agreements generally prohibit our employees from competing with us or working for our competitors for a specified period following termination of their employment. However, Israeli courts are reluctant to enforce non-compete undertakings of former employees and tend, if at all, to enforce those provisions for relatively brief periods of time in restricted geographical areas and only when the employee has unique value specific to that employer’s business and not just regarding the professional development of the employee. Any such inability to enforce non-compete covenants may expose us to competitive disadvantages if former employees go to work for a competitor while in possession of confidential information about our business.

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

The tax benefits that are available to us require us to continue meeting various conditions and may be terminated or reduced in the future, which could increase our costs and taxes. InspireMD Ltd. has been granted a “Beneficiary Enterprise” status by the Investment Center in the Israeli Ministry of Industry Trade and Labor which made us eligible for tax benefits under the Israeli Law for the Encouragement of Capital Investments, 1959. Under these benefits, InspireMD Ltd. will not be subject to taxation for two years following the exhaustion of its carried forward tax losses and then it will enjoy five to eight years of a reduced tax rate of 10% to 25% of taxable income in Israel. In order to remain eligible for the tax benefits of a “Beneficiary Enterprise”, we must continue to meet certain conditions stipulated in the Israeli Law for the Encouragement of Capital Investments, 1959 and its regulations, as amended, which may include, among other things, making specified investments in fixed assets and equipment, financing a percentage of those investments with our capital contributions, filing certain reports with the Investment Center, complying with provisions regarding intellectual property and the criteria set forth in the specific certificate of approval issued by the Investment Center or the Israel Tax Authority. If we do not meet these requirements, the tax benefits could be cancelled and we could be required to refund any tax benefits that we received in the past. Further, in the future, these tax benefits may be reduced or discontinued. If these tax benefits are cancelled, our Israeli taxable income would be subject to regular Israeli corporate tax rates. The current standard corporate tax rate for Israeli companies is 25% of their taxable income. In the future, we may not be eligible to receive additional tax benefits under the Israeli Law for the Encouragement of Capital Investments, 1959. The termination or reduction of these tax benefits would increase our tax liability, which would reduce our profits.

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

In addition, even though our common stock was recently listed on the NYSE MKT, we cannot assure you that we will maintain compliance with all of the requirements for our common stock to remain listed. Furthermore, there can be no assurance that trading of our common stock on the NYSE MKT will be sustained or desirable or that our common stock will enjoy similar levels of liquidity, research coverage and institutional investor following as other stocks listed on a national securities exchange.

Delaware law and our corporate charter and bylaws contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.

Our board of directors is authorized to issue shares of preferred stock in one or more series and to fix the voting powers, preferences and other rights and limitations of the preferred stock. Accordingly, we may issue shares of preferred stock with a preference over our common stock with respect to dividends or distributions on liquidation or dissolution, or that may otherwise adversely affect the voting or other rights of the holders of common stock. Issuances of preferred stock, depending upon the rights, preferences and designations of the preferred stock, may have the effect of delaying, deterring or preventing a change of control, even if that change of control might benefit our stockholders. In addition, we are subject to Section 203 of the Delaware General Corporation Law. Section 203 generally prohibits a public Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless (i) prior to the date of the transaction, the board of directors of the corporation approved either the business combination or the transaction which resulted in the stockholder becoming an interested stockholder, (ii) the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced, excluding for purposes of determining the number of shares outstanding (a) shares owned by persons who are directors and also officers and (b) shares owned by employee stock plans in which employee participants do not have the right to determine confidentially whether shares held subject to the plan will be tendered in a tender or exchange offer, or (iii) on or subsequent to the date of the transaction, the business combination is approved by the board and authorized at an annual or special meeting of stockholders, and not by written consent, by the affirmative vote of at least 66 2/3% of the outstanding voting stock which is not owned by the interested stockholder.

Section 203 could delay or prohibit mergers or other takeover or change in control attempts with respect to us and, accordingly, may discourage attempts to acquire us even though such a transaction may offer our stockholders the opportunity to sell their stock at a price above the prevailing market price.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock and make it more difficult for us to raise funds through future offerings of common stock. As of May 6, 2013, there were 3,308,277 shares of our common stock issuable upon the exercise of our outstanding warrants. In addition, there are 21,466,746 shares of our common stock currently saleable under Rule 144. The availability of these shares of our common stock for resale in the public market has the potential to cause the supply of our common stock to exceed investor demand, thereby decreasing the price of our common stock.

In addition, the fact that our stockholders and warrant holders can sell substantial amounts of our common stock in the public market, whether or not sales have occurred or are occurring, could make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

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

INSPIREMD, INC.

Date: May 7, 2013	By:	/s/ Alan W. Milinazzo
		Name:	Alan W. Milinazzo
		Title:	President and Chief Executive Officer

	By:	/s/ Craig Shore
		Name:	Craig Shore
		Title:	Chief Financial Officer, Secretary and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Share Exchange Agreement, dated as of December 29, 2010, by and among InspireMD Ltd., Saguaro Resources, Inc., and the Shareholders of InspireMD Ltd. that are signatory thereto (incorporated by reference to Exhibit 10.1 to Saguaro Resources, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2011)

2.2	Amendment to Share Exchange Agreement, dated February 24, 2011 (incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011

2.3	Second Amendment to Share Exchange Agreement, dated March 25, 2011 (incorporated by reference to Exhibit 2.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2012)

10.1	Employment Agreement, dated January 3, 2013, by and between InspireMD, Inc. and Alan W. Milinazzo (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2013)

10.2	Nonqualified Stock Option Agreement, dated January 3, 2013, by and between InspireMD, Inc. and Alan W. Milinazzo (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2013)

10.3	Incentive Stock Option Agreement, dated January 3, 2013, by and between InspireMD, Inc. and Alan W. Milinazzo (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2013)

10.4	Restricted Stock Award Agreement, dated January 3, 2013, by and between InspireMD, Inc. and Alan W. Milinazzo (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2013)

10.5	Separation Agreement and Release, dated January 3, 2013, by and between InspireMD Ltd. and A.S. Paz Management and Investment Ltd., Company No. 514480433 (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2013)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements

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

