Form 10-K
period 2013-06-30
InspireMD, Inc.
filed 2013-09-17
CIK 1433607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 001-35731

InspireMD, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	26-2123838
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

800 Boylston Street, Suite 16041 Boston, MA	02199
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (857) 453-6553

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.0001 par value

Securities registered pursuant to Section 12(g) of the Act: none

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based on the price at which the common equity was last sold on the OTC Bulletin Board on such date, was approximately $44,112,865. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at September 16, 2013
Common Stock, $0.0001 par value	34,512,568

Documents incorporated by reference:

None

PART I

In this Annual Report on Form 10-K, unless the context requires otherwise, the terms “we,” “our,” “us,” or “the Company” for periods prior to the closing of our share exchange transactions on March 31, 2011 refer to InspireMD Ltd., a private company incorporated under the laws of the State of Israel that is now our wholly-owned subsidiary, and its subsidiary, taken as a whole, and the terms “we,” “our,” “us,” or “the Company” for periods subsequent to the closing of the share exchange transactions refer to InspireMD, Inc., a Delaware corporation, and its subsidiaries, including InspireMD Ltd., taken as a whole.

Item 1.                  Business.

History

We were organized in the State of Delaware on February 29, 2008 as Saguaro Resources, Inc. to engage in the acquisition, exploration and development of natural resource properties. On March 28, 2011, we changed our name from “Saguaro Resources, Inc.” to “InspireMD, Inc.”

On March 31, 2011, we completed a series of share exchange transactions pursuant to which we issued the shareholders of InspireMD Ltd. 12,666,666 shares of common stock (as adjusted for the one-for-four reverse stock split of our common stock that occurred on December 21, 2012) in exchange for all of InspireMD Ltd.’s issued and outstanding ordinary shares, resulting in the former shareholders of InspireMD Ltd. holding a controlling interest in us and InspireMD Ltd. becoming our wholly-owned subsidiary. In addition, all options, warrants or other securities convertible into or exercisable for ordinary shares of InspireMD Ltd. were exchanged for options, warrants or other securities convertible into or exercisable for shares of our common stock.

Immediately following the share exchange transactions, we transferred all of our pre-share exchange operating assets and liabilities to our wholly-owned subsidiary, Saguaro Holdings, Inc., a Delaware corporation, and transferred all of Saguaro Holdings, Inc.’s outstanding capital stock to Lynn Briggs, our then-majority stockholder and our former president, chief executive officer, chief financial officer, secretary-treasurer and sole director, in exchange for the cancellation of 1,875,000 shares of our common stock (as adjusted for the one-for-four reverse stock split of our common stock that occurred on December 21, 2012) held by Ms. Briggs.

After the share exchange transactions and the divestiture of our pre-share exchange operating assets and liabilities, we succeeded to the business of InspireMD Ltd. as our sole line of business, and all of our then-current officers and directors resigned and were replaced by designees of InspireMD Ltd.

Overview

We are a medical device company focusing on the development and commercialization of our proprietary stent platform technology, MGuardTM. MGuard provides embolic protection in stenting procedures by placing a micronet mesh sleeve over a stent (see photograph below of an MGuard stent). Our initial products are marketed for use mainly in patients with acute coronary syndromes, notably acute myocardial infarction (heart attack) and saphenous vein graft coronary interventions (bypass surgery). According to the TYPHOON STEMI trial (New England Journal of Medicine, 2006) and the SOS SVG Trial (Journal of the American College of Cardiology, 2009), of patients with acute myocardial infarction and saphenous vein graft coronary interventions, 7.5% to 44% experience major adverse cardiac events, including cardiac death, heart attack and restenting of the artery. When performing stenting procedures in patients with acute coronary symptoms, interventional cardiologists face a difficult dilemma in choosing, with the aim of ensuring adequate protection from distal embolization (the dislodgement of particles from the artery wall that results in blood clot), between bare-metal stents, which have a high rate of restenosis (formation of new blockages), and drug-eluting (drug-coated) stents, which have a high rate of late thrombosis (formation of clots months or years after implantation), require administration of anti-platelet drugs for at least one year post procedure, are more costly than bare-metal stents and have additional side effects. We believe that MGuard is a simple and seamless solution for these patients. For the twelve months ended June 30, 2013, our total revenue was approximately $4.9 million and our net loss was approximately $29.3 million. For the twelve months ended June 30, 2012, our total revenue was approximately $5.3 million and our net loss was approximately $17.6 million.

MGuard Sleeve – Microscopic View

We intend to study our MGuard technology for use in a broad range of coronary related situations in which complex lesions occur and intend to seek to make it an industry standard for treatment of acute coronary syndromes. We believe that patients will benefit from a cost-effective alternative which we believe will prove to have a superior clinical efficacy and safety profile than other stent technologies. We believe that with our MGuard technology, we are well positioned to emerge as a key player in the global stent market.

We also intend to apply our technology to develop additional products used for other vascular procedures, specifically carotid (the arteries that supply blood to the brain) and peripheral (other arteries) procedures.

In October 2007, our first generation product, the MGuard Coronary, received CE Mark approval for treatment of coronary arterial disease in the European Union. CE Mark is a mandatory conformance mark on many products marketed in the European Economic Area and certifies that a product has met European Union consumer safety, health or environmental requirements. We began shipping our product to customers in Europe in January 2008 and have since expanded our global distribution network to Southeast Asia, India, Latin America and Israel.

Our initial MGuard Coronary product incorporated a stainless steel stent. We replaced this stainless steel platform with a more advanced cobalt-chromium based platform, which we refer to as the MGuard Prime version of the MGuard Coronary product. We believe the new platform will prove to be superior because cobalt-chromium stents are generally known in the industry to provide better deliverability and possibly even a reduction in major adverse cardiac events. In particular, according to Jabara, et al. (“A Third Generation Ultra-thin Strut Cobalt Chromium Stent: Histopathological Evaluation in Porcine Coronary Arteries,” EuroIntervention, November 2009), due to its greater density, cobalt-chromium enables the construction of stents that have both thinner struts and similar radial strength as stainless steel, with its thicker struts. In turn, Jabara, et al. found that the reduced thickness of the struts provides more flexibility and lower crossing profiles, thereby reducing the inflammatory response and neointimal thickening, potentially lowering restenosis and target vessel revascularization rates.

The MGuard Prime version of the MGuard Coronary product received CE Mark approval in the European Union in October 2010 for improving luminal diameter and providing embolic protection. We believe we can use and leverage the clinical trial results of our original stainless steel based MGuard Coronary to help market our new cobalt-chromium based MGuard Prime version of the MGuard Coronary product. In addition, MGuard Carotid received CE Mark approval in the European Union in March 2013.

However, we face a number of challenges to the further growth of our MGuard Coronary and other planned MGuard products. For example, we face competition from numerous pharmaceutical and biotechnology companies in the therapeutics area, as well as competition from academic institutions, government agencies and research institutions. Most of our current and potential competitors have, and will continue to have, substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution and personnel resources than we do. In addition, none of our products is currently approved by the U.S. Food and Drug Administration. Clinical trials necessary to support a pre-market approval application to the U.S. Food and Drug Administration for our MGuard products will be expensive and will require the enrollment of a large number of patients, and suitable patients may be difficult to identify and recruit, which may cause a delay in the development and commercialization of our product candidates. Furthermore, our rights to our intellectual property with respect to our products could be challenged or our products could be challenged, in view of third party intellectual property rights. Based on the prolific litigation that has occurred in the stent industry and the fact that we may pose a competitive threat to some large and well-capitalized companies that own or control patents relating to stents and their use, manufacture and delivery, we believe that it is possible that one or more third parties will assert a patent infringement claim against the manufacture, use or sale of our MGuard products based on one or more of these patents. Additionally, there is a strong preference to use drug-eluting stents in some countries. Over the last decade, there has been an increasing tendency to use drug-eluting stents in percutaneous coronary intervention (PCI), commonly known as angioplasty (a therapeutic procedure to treat narrowed coronary arteries of the heart found in patients with heart disease), with a usage rate of drug-eluting stents in PCI approaching 70-80% in some countries, even though drug-eluting stents do not address thrombus management in acute myocardial infarction. Also, the use of other bare-metal stents is preferred over the use of MGuard products in certain circumstances, such as when placing the stent at the entrance to large side branches, known as “jailing large side branches.”

Unless otherwise indicated, in this Annual Report, references to MGuard Coronary are to both our initial stainless steel based MGuard Coronary and our more current cobalt-chromium based MGuard Prime version of the MGuard Coronary, as applicable.

Our principal executive offices are located at 800 Boylston Street, Suite 16041, Boston, MA 02199. Our telephone number is (857) 453-6553. We make available free of charge through our website at www.inspire-md.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports. You may also obtain any materials we file with, or furnish to, the U.S. Securities and Exchange Commission on its website at www.sec.gov.

Business Segment and Geographic Areas

For financial information about our one operating and reportable segment and geographic areas, refer to “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II—Financial Statements and Supplementary Data—Note 12. Entity Wide Disclosures.”

Our Industry

According to Fact Sheet No. 310/updated June 2011 of the World Health Organization, approximately 7.3 million people worldwide died of coronary heart disease in 2008. Physicians and patients may select from among a variety of treatments to address coronary artery disease, including pharmaceutical therapy, balloon angioplasty, stenting with bare metal or drug-eluting stents, and coronary artery bypass graft procedures, with the selection often depending upon the stage of the disease. A stent is an expandable “scaffold-like” device, usually constructed of a stainless steel material, that is inserted into an artery to expand the inside passage and improve blood flow.

According to the 2012 MEDTECH OUTLOOK produced in January 2012 by BMO Capital Markets, revenues from the global coronary stent market are predicted to slightly decline, although in volume of stents the market is predicted to continue to grow. The growth in volume is due to the appeal for less invasive percutaneous coronary intervention procedures and advances in technology coupled with the increase in the elderly population, obesity rates and advances in technology.

Coronary artery disease is one of the leading causes of death worldwide. The treatment of coronary artery disease includes alternative treatment methodologies, that is, coronary artery bypass grafting or angioplasty (percutaneous coronary intervention) with or without stenting. According to the 2012 MEDTECH OUTLOOK produced by the BMO Capital Markets in January 2012, percutaneous coronary intervention procedures involving stents are increasingly being used to treat coronary artery diseases with a 71% penetration rate in 2010.

Our Products

The MGuard stent is an embolic protection device based on a protective sleeve, which is constructed out of an ultra-thin polymer mesh and wrapped around the stent. The protective sleeve is comprised of a micron level fiber-knitted mesh, engineered in an optimal geometric configuration and designed for utmost flexibility while retaining strength characteristics of the fiber material (see illustration below). The sleeve expands seamlessly when the stent is deployed, without affecting the structural integrity of the stent, and can be securely mounted on any type of stent.

MGuard Deployed in Artery

The protective sleeve is designed to provide several clinical benefits:

•	the mesh diffuses the pressure and the impact of deployment exerted by the stent on the arterial wall and reduces the injury to the vessel;

•	the protective sleeve reduces plaque dislodgement and blocks debris from entering the bloodstream during and post procedure (called embolic showers);

•	in future products, when drug coated, the mesh is expected to deliver better coverage and uniform drug distribution on the arterial wall and therefore potentially reduce the dosage of the active ingredient when compared to approved drug-eluting stents on the market; and

•	the protective sleeve maintains the standards of a conventional stent and therefore should require little to no additional training by physicians.

MGuard – Coronary Applications

Our MGuard Coronary with a bio-stable mesh and our planned MGuard Coronary with a drug-eluting mesh are aimed at the treatment of coronary arterial disease.

MGuard Coronary with a bio-stable mesh.  Our first MGuard product, the MGuard Coronary with a bio-stable mesh, is comprised of our mesh sleeve wrapped around a stainless steel bare-metal stent. The current MGuard Prime version of our MGuard Coronary with a bio-stable mesh is comprised of our mesh sleeve wrapped around a cobalt-chromium bare-metal stent. In comparison to a conventional bare-metal stent, we believe the MGuard Coronary with a bio-stable mesh provides protection from embolic showers. Results of our completed clinical trials on the MGuard Coronary stent, including the MAGICAL, PISCIONE and MGuard international registry (iMOS) clinical trials described below (see “Business — Comparison of Clinical Trial Results to Date with Results Achieved Using Bare Metal or Drug-Eluting Stents in the STEMI population” below), indicate positive outcomes and safety measures. The results of these completed clinical trials for the MGuard Coronary stent suggest higher levels of reperfusion, lower rates of 30-day and 1-year major adverse cardiac events, and high levels of complete ST resolution, as compared to the levels and rates of other bare-metal and drug-eluting stents. MGuard Coronary demonstrated high levels of complete ST resolution (occurrence in 61% of patients in the MAGICAL study and 90% of patients in the PISCIONE study for the MGuard Coronary stent) and lower rates of 30 day and 1 year major adverse cardiac events (2.4% and 5.9%, respectively, for the MGuard Coronary stent), as compared to the levels and rates of other bare-metal and drug-eluting stents, as reported by Vlaar et. al. (Cardiac death and reinfarction after 1 year in the Thrombus Aspiration during Percutaneous coronary intervention in Acute myocardial infarction Study (TAPAS): a 1-year follow-up study, Lancet 2008; 371: 1915–20). As reported in the study by Vlaar et. al., complete ST resolution occurred in 44.2% of patients with a bare-metal stent and 56.6% of patients with a bare-metal stent preceded by an aspiration procedure, and the 30 day and 1 year major adverse cardiac event rates were 9.4% and 20.3%, respectively, for patients with a bare-metal stent and 6.8% and 16.6%, respectively, for patients with a bare-metal stent preceded by an aspiration procedure. Furthermore, results from a recent HORIZONS-AMI trial demonstrated that 1-year major adverse cardiac event rates were 10.5% for patients with drug eluting stents. Complete ST resolution is the evidence of a quick and adequate disappearance of the pathologic ST elevation in the patient’s electrocardiogram, which is the clear marker of STEMI. The faster and more complete the resolution is, the better recovery of the myocardium and the better prognosis for the patient. Vlaar et. al. reported that a higher complete ST resolution correlates with lower mortality and/or reinfarction rates among affected patients (cardiac mortality was 1.4% for patients with complete ST resolution compared to 15.3% for patients with no ST resolution).

Our MGuard Coronary stent was also evaluated in certain ongoing clinical trials, including our MASTER trial, with respect to which 30 day results were reported on October 24, 2012 and 6 month results were reported on May 23, 2013 (See “Business — Clinical Trials — Ongoing Clinical Trials for MGuard Coronary Bare Metal Stent Plus Bio-Stable Mesh” and “Business — Clinical Trials — MASTER Randomized Trial for MGuard Coronary Compared to Bare Metal or Drug Eluting Stents”). As described below, unlike the trials described above, the MASTER trial failed to show a statistically significant reduced rate of 30 day or 6-month major adverse cardiac events with the MGuard Coronary compared to a conventional bare metal stent.

MGuard Coronary with a drug eluting bio-absorbable mesh. Based upon the clinical profile of MGuard Coronary, we anticipate that the MGuard Coronary with a drug-eluting bio-absorbable mesh will offer both the comparable levels of reperfusion and complete ST resolution as the MGuard Coronary with a bio-stable mesh, as described above, and a comparative restenosis rate, which is the rate at which patients experience formation of new blockages in their arteries, when compared to existing drug-eluting stents. This product is currently planned, but not yet under development. The bio-absorbability of MGuard Coronary with a drug eluting bio-absorbable mesh is intended to improve upon the bio-absorbability of other drug-eluting stents, in light of the large surface area of the mesh and the small diameter of the fiber. We intend to study whether the protective sleeve on the MGuard Coronary with a drug-eluting bio-absorbable mesh can improve uniform distribution of the applied drug to the vessel wall for improved drug therapy management compared to other drug-eluting stents, where the drug is distributed on the struts only. If this intended result is achieved with respect to the improved and uniform distribution of the applied drug to the vessel wall, the total dosage of the medication potentially could be reduced while increasing its efficacy. MGuard Coronary with a drug-eluting bio-absorbable mesh is expected to promote smooth and stable endothelial cell growth and subsequent attachment to the lumen of the vessel wall, which is essential for rapid healing and recovery. In addition, we believe bio-absorbable drug-eluting mesh may enable the use of more effective drug therapies that presently cannot be effectively coated on a metal-based stent due to their poor diffusion capabilities. Because the drug-eluting bio-absorbable mesh will be bio-absorbable, we anticipate that the mesh will completely dissolve after four months, which we expect will result in fewer of the chronic long term side effects that are associated with the ongoing presence of the drug.

MGuard – Carotid Applications

We intend to market our mesh sleeve coupled with a self-expandable stent (a stent that expands without balloon dilation pressure or need of an inflation balloon) for use in carotid-applications. Although we obtained CE Mark approval for our MGuard carotid stent in March 2013, we have temporarily delayed its development until additional funding is secured. We believe that our MGuard design will provide substantial advantages over existing therapies in treating carotid artery stenosis (blockage or narrowing of the carotid arteries), like conventional carotid stenting and endarterectomy (surgery to remove blockage), given the superior embolic protection characteristics witnessed in coronary arterial disease applications in high risk patient populations. We intend that the embolic protection will result from the mesh sleeve, as it traps emboli at their source. In addition, we believe that MGuard Carotid will provide post-procedure protection against embolic dislodgement, which can occur immediately after a carotid stenting procedure and is often a source of post-procedural strokes in the brain. Schofer, et al. (“Late cerebral embolization after emboli-protected carotid artery stenting assessed by sequential diffusion-weighted magnetic resonance imaging,” Journal of American College of Cardiology Cardiovascular Interventions, Volume 1, 2008) have also shown that the majority of the incidents of embolic showers associated with carotid stenting occur immediately post-procedure.

MGuard – Peripheral Applications

We intend to market our mesh sleeve coupled with a self-expandable stent (a stent that expands without balloon dilation pressure or need of an inflation balloon) for use in peripheral applications. This product is currently under development, although we have temporarily delayed its development until additional funding is secured. Peripheral Artery Disease, also known as peripheral vascular disease, is usually characterized by the accumulation of plaque in arteries in the legs, need for amputation of affected joints or even death, when untreated. Peripheral Artery Disease is treated either by trying to clear the artery of the blockage, or by implanting a stent in the affected area to push the blockage out of the way of normal blood flow.

As in carotid procedures, peripheral procedures are characterized by the necessity of controlling embolic showers both during and post-procedure. Controlling embolic showers is so important in these indications that physicians often use covered stents, at the risk of blocking branching vessels, to ensure that emboli does not fall into the bloodstream. We believe that our MGuard design will provide substantial advantages over existing therapies in treating peripheral artery stenosis (blockage or narrowing of the peripheral arteries).

Product Development and Critical Milestones

Below is a list of the products described above and our projected critical milestones with respect to each. As used below, “CQ” stands for calendar quarter (e.g., “CQ1-2013” means January 1, 2013 through March 31, 2013). While we currently anticipate seeking approval from the U.S. Food and Drug Administration for all of our products in the future, we have only outlined an estimated timetable to seek U.S. Food and Drug Administration approval for our MGuard Coronary with bio-stable mesh product in our current business plan. The use of the term “to be determined” in the table below with regard to certain milestones indicates that the achievements of such milestones is unable to be accurately predicted as such milestones are too far in the future.

Product	Indication	Start Development	CE Mark	European Union Sales	FDA Approval	U.S. Sales
MGuard Coronary Plus Bio-Stable Mesh	Bypass/ Coronary	2005	Oct. 2007	CQ1-2008	CQ2-2016	2016

MGuard Peripheral Plus Bio-Stable Mesh	Peripheral Arteries	CQ1-2011	To be determined	To be determined	To be determined	To be determined

MGuard Carotid Plus Bio-Stable Mesh	Carotid Arteries	CQ1-2011	March 2013	To be determined	To be determined	To be determined

MGuard Coronary Plus Bio-Absorbable Drug-Eluting Mesh	Bypass/ Coronary	To be determined	To be determined	To be determined	To be determined	To be determined

With respect to MGuard Carotid with bio-stable mesh and MGuard Peripheral bio-stable mesh, we have determined that the expected commencement of sales in the European Union cannot be accurately predicted since we have delayed the development of these products until additional funding for their development is secured.

We anticipate that our MGuard Coronary with bio-stable mesh will be classified as a Class III medical device by the U.S. Food and Drug Administration.

Pre-Clinical Studies

We performed laboratory and animal testing prior to submitting an application for CE Mark approval for our MGuard Coronary with bio-stable mesh. We also performed all CE Mark-required mechanical testing of the stent. We conducted pre-clinical animal trials at the CBSET lab in July 2006 and August 2007. In these animal trials, on average, the performance of the MGuard Coronary with bio-stable mesh was comparable with the performance of control bare-metal stents. Analysis also indicated that in these animal trials, the mesh produced levels of inflammation comparable with those levels produced by standard bare-metal stents. No human trials were conducted as part of these pre-clinical trials.

The table below describes our completed and planned pre-clinical trials. The use of the term “To be determined” in the table below with regard to milestone dates in our pre-clinical studies indicates that we have not yet decided when to schedule such milestones.

Product	Stent Platform	Approval Requirement	Start of Study	End of Study
MGuard Coronary	Bare-Metal Stent Plus Bio-Stable Mesh	CE Mark (European Union + Rest of World)	CQ4-2006	CQ3-2007

	Drug-Eluting Mesh	CE Mark (European	To be determined	To be determined
	(Bare-Metal Stent Plus	Union + Rest of World)
	Drug-Eluting Mesh)	FDA (U.S.)	To be determined	To be determined

	Cobalt-Chromium Stent Plus Bio-Stable Mesh	FDA (U.S.)	CQ2-2011	CQ2-2012

MGuard Peripheral/Carotid	Self Expanding System Plus Mesh	CE Mark (European Union + Rest of World)	CQ4-2012	CQ2-2013

With respect to the preclinical studies for MGuard Coronary with a drug eluting bio-absorbable mesh, the trials have been indefinitely suspended due to our determination to focus our time and resources on other trials at this time.

Clinical Trials

The table below describes our completed and planned clinical trials. The use of the term “To be determined” in the table below with regard to milestone dates in our clinical trials indicates that we have not yet decided when to schedule such milestones. All milestone dates set forth in the table below are our best estimates based upon the current status of each clinical trial.

					Study Status
Product	Stent Platform	Clinical Trial Sites	Follow-up Requirement	Objective	No. of Patients	Start Enrollment	End Enrollment	End of Study
MGuard Coronary	Bare-Metal Stent Plus Bio-Stable Mesh	Germany – two sites	12 months	Study to evaluate safety and performance of MGuard system	41	CQ4-2006	CQ4-2007	CQ2-2008
		Brazil – one site	12 months		30	CQ4-2007	CQ1-2008	CQ2-2009
		Poland – four sites	3 years		60	CQ2-2008	CQ3-2008	CQ3-2012
		International MGuard Observational Study – worldwide – 19 sites	12 months		550	CQ1-2009	CQ1-2013	CQ1-2014
		Israeli MGuard Observational Study – Israel – 9 sites	6 months		87	CQ4-2009	CQ1-2013	CQ3-2013
		Master randomized control trial – 9 countries, 50 centers in South America, Europe and Israel	13 months		433	CQ2-2011	CQ2-2012	CQ3-2013
		Brazil Observational Study – 25 sites	12 months		Up to 500	CQ3-2010	To be determined	To be determined
		FDA Study – 70 sites, U.S. and out of U.S.	13 months	Pivotal study to evaluate safety and performance of MGuard system for FDA approval	1,114	CQ3-2013	CQ4-2014	CQ1-2016
	Drug-Eluting Stent (Bare-Metal Stent + Drug Eluting Mesh)	South America and Europe – 10 sites	12 months	Pilot study to evaluate safety and performance of MGuard system for FDA and CE Mark approval	To be determined	To be determined	To be determined	To be determined
		U.S. – 50 sites	12 months		To be determined	To be determined	To be determined	To be determined
		Rest of World as an Observational Study	12 months to 3 years	Evaluation of safety and efficacy for specific indications	To be determined	To be determined	To be determined	To be determined
MGuard Peripheral	Self-Expanding System + Mesh	South America and Europe – four sites	12 months	Pilot study to evaluate safety and performance of MGuard system for CE Mark approval	To be determined	To be determined	To be determined	To be determined
MGuard Carotid	Self-Expanding System + Mesh	Rest of World as a registry study	9 months	Evaluation of safety and efficacy for specific indications post- marketing	To be determined	To be determined	To be determined	To be determined

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

The MGuard Coronary clinical trials for the drug-eluting stent have been delayed from our previously announced target due to a delay in our receipt of anticipated funding.

With respect to the MGuard Peripheral clinical trial for the self-expanding system plus mesh, the start date has been delayed from our previously announced start date due to a delay in our receipt of anticipated funding.

With respect to the MGuard Carotid clinical trial for the self-expanding system plus mesh, the number of patients has been decreased due to feedback from the clinical trial leaders that a smaller patient population would be sufficient for this clinical trial.

Completed Clinical Trials for MGuard Coronary Bare-Metal Stent Plus Bio-Stable Mesh

As shown in the table above, we have completed three clinical trials with respect to our MGuard Coronary with bio-stable mesh. Our first study, conducted at two centers in Germany, included 41 patients with either saphenous vein graft coronary interventions or native coronary lesions treatable by a stenting procedure (blockages where no bypass procedure was performed). The MGuard Coronary rate of device success, meaning the stent was successfully deployed in the target lesion, was 100% and the rate of procedural success, meaning there were no major adverse cardiac events prior to hospital discharge, was 95.1%. At six months, only one patient (2.4% of participants) had major Q-wave myocardial infarction (QWMI) and 19.5% of participants had target vessel revascularization (an invasive procedure required due to a stenosis in the same vessel treated in the study). This data supports MGuard Coronary’s safety in the treatment of vein grafts and native coronary legions.

Our 2007 study in Brazil included 30 patients who were candidates for a percutaneous coronary intervention (angioplasty) due to native coronary lesion(s) and/or narrowing of a native coronary artery or a bypass graft. In all patients, the stent was successfully deployed with perfect blood flow parameters (the blood flow parameter is a measurement of how fast the blood flows in the arteries and the micro circulation system in the heart). Except for a single case of a major adverse cardiac event (3% of participants) that was non-QWMI, there were no major cardiac events at the time of the follow-up 30 days after the deployment of the stents.

The MAGICAL study, which was conducted in Poland, included 60 patients with acute ST-segment elevation myocardial infarction (the most severe form of a heart attack, referred to as “STEMI”). The purpose of the study was to evaluate the clinical performance of MGuard Coronary with bio-stable mesh when used in STEMI patients where percutaneous coronary intervention is the primary line of therapy. Perfect blood flow in the artery was achieved in 90% of patients, perfect blood flow into the heart muscle was achieved in 73% of patients and complete (>70%) restoration of electrocardiogram normality was achieved in 61.4% of patients. The total major adverse cardiac events rate during the six-month period following the deployment of the stents was 1.7% and after a three-year period was 8.8%.

Ongoing Clinical Trials for MGuard Coronary Bare-Metal Stent Plus Bio-Stable Mesh

Our ongoing observation study in Europe was an open registry launched in the first calendar quarter of 2009. This registry enrolled 550 patients in 19 sites, primarily in Austria, Czech Republic and Hungary, and was aimed at evaluating the performance of MGuard Coronary with bio-stable mesh in a “real world” population. Based upon the number of patients enrolled, we decided to close enrollment on January 10, 2013 and concentrate on clinical follow-up for this study. The primary endpoint that this registry will evaluate is the occurrence of major adverse cardiac events at 30 days and six months following deployment of the stent. The clinical follow-up will continue for a period of up to one year per patient.

Our ongoing observational study in Israel was an open registry launched in the fourth calendar quarter of 2009. This registry enrolled 87 patients. Based upon the number of patients enrolled, we decided to close enrollment on February 6, 2013 and concentrate on clinical follow-up for this study. The primary endpoint that this registry will evaluate is the occurrence of major adverse cardiac events at 30 days following deployment of the stent. The clinical follow-up will be conducted six months following deployment of the stent.

In the third calendar quarter of 2010, we launched a Brazilian registry to run in 25 Brazilian sites and enroll 500 patients. The primary endpoint that this registry will evaluate is the occurrence of major adverse cardiac events at six months following the deployment of the stent, and the clinical follow-up will continue for a period of up to one year per patient. As of September 16, 2013, 24 patients of the prospective 500 have been enrolled.

U.S. Food and Drug Administration Trial

Presently, none of our products may be sold or marketed in the U.S. In connection with our efforts to seek approval of our MGuard Coronary with bio-stable mesh by the U.S. Food and Drug Administration, we filed an investigational device exemption application with the U.S. Food and Drug Administration during the summer of 2012 in order to conduct a pivotal trial. On April 19, 2013, we received an approval with conditions from the U.S. Food and Drug Administration for our investigational device exemption application, which allowed us to initiate enrollment in the trial. This trial is expected to be a multi-center, randomized study, consisting of up to 1,114 patients suffering from STEMI, throughout 35 sites in the U.S. and an additional 35 sites in Europe. The trial will have two co-primary endpoints: superiority in complete ST resolution and non-inferiority in death and target vessel myocardial infarction. In addition, a 356 patient sub-study will be conducted to assess the effect of the MGuard Coronary on infarct size, as measured by magnetic resonance imaging, and an additional 200 patient sub-study will be conducted to assess the late lumen loss, measured at 13 months. We expect that the clinical follow-ups for the subjects in the study will be at 30 days, six months and 12 months. The budget for this study is estimated to be up to $13.0 million and the enrollment phase for the study is expected to last 18 months. We began enrollment in the trial on July 29, 2013.

MASTER Randomized Trial for MGuard Coronary Compared to Bare Metal or Drug-Eluting Stents

In the second calendar quarter of 2011, we began the MGuard for Acute ST Elevation Reperfusion Trial (MASTER Trial), a prospective, randomized study in Europe, South America and Israel to compare the MGuard Coronary stent with commercially-approved bare metal and drug-eluting stents in achieving superior myocardial reperfusion (the restoration of blood flow) in primary angioplasty for the treatment of acute STEMI, the most severe form of heart attack. The MASTER Trial enrolled 433 subjects, 50% of whom were treated with an MGuard Coronary stent and 50% of whom were treated with a commercially-approved bare metal or drug-eluting stent. The detailed acute and 30 days results from the trial, which were presented at the Transcatheter Cardiovascular Therapeutics (TCT) conference on October 24, 2012, were as follows:

•	The primary endpoint of post-procedure complete ST-segment resolution (restoration of blood flow to the heart muscle after a heart attack) was significantly improved in patients randomized to the MGuard Coronary stent compared to commercially-approved bare metal or drug-eluting stents (57.8% vs. 44.7%).

•	The MGuard Coronary stent resulted in superior rates of thrombolysis in myocardial infarction (TIMI) 3 flow, which evidences normal coronary blood flow that fills the distal coronary bed completely, as compared to commercially-approved bare metal or drug-eluting stents (91.7% vs. 82.9%), with comparable rates of myocardial blush grade 2 or 3 (83.9% vs. 84.7%) and Corrected TIMI frame count (cTFC) (17.0 vs. 18.1), markers of optimal blood flow to the heart.

•	Angiographic success rates (attainment of <50% final residual stenosis of the target lesion and final TIMI 3 flow) were higher in the MGuard Coronary group compared to commercially-approved bare metal or drug-eluting stents (91.7% vs. 82.4%).

•	Mortality (0% vs. 1.9%) and major adverse cardiac events (1.8% vs. 2.3%) at 30 days post procedure were not statistically significantly different between patients randomized to the MGuard Coronary stent as opposed to commercially-approved bare metal or drug-eluting stents. All other major adverse cardiac event components, as well as stent thrombosis, were comparable between the MGuard Coronary and commercially-approved bare metal or drug-eluting stents.

The six month results from the trial, which were presented at EuroPCR, the official annual meeting of the European Association for Percutaneous Cardiovascular Interventions, on May 23, 2013, were as follows:

•	Mortality (0.5% vs. 2.8%) and major adverse cardiac events (5.2% vs. 3.4%) at 6 months post procedure were not statistically significantly different between patients randomized to the MGuard Coronary stent as opposed to commercially-approved bare metal or drug-eluting stents. All other major adverse cardiac event components, as well as stent thrombosis, were comparable between the MGuard Coronary and commercially-approved bare metal or drug-eluting stents.

In sum, the MASTER Trial demonstrated that among patients with acute STEMI undergoing emergency PCI, or angioplasty, MGuard Coronary resulted in superior rates of epicardial coronary flow (blood flow within the vessels that run along the outer surface of the heart) and complete ST-segment resolution compared to commercially-approved bare metal or drug-eluting stents. In addition, MGuard Coronary showed a slightly lower mortality rate and a slightly higher major adverse cardiac event rate as compared to commercially-approved bare metal or drug-eluting stents six months following the procedure.

A detailed table with the results from the MASTER Trial is set forth below.

	MGuard Coronary	Bare Metal Stents/Drug Eluting Stents	p-Value
Number of Patients	217	216	—
TIMI 0-1	1.8	5.6	0.01
TIMI 3	91.7	82.9	0.006
Myocardial blush grade 0-1	16.1	14.8	0.71
Myocardial blush grade 3	74.2	72.1	0.62
ST segment resolution >70	57.8	44.7	0.008
30 day major adverse cardiac event	1.8	2.3	0.75
6 month major adverse cardiac event	5.2	3.4	0.34

Comparison of Clinical Trial Results to Date with Results Achieved Using Bare Metal or Drug-Eluting Stents in the STEMI population

We conducted a meta-analysis of data from four clinical trials in which MGuard was used:

•	the MAGICAL study, a single arm study in which 60 acute ST-segment elevation myocardial infarction (the most severe form of a heart attack, referred to as STEMI) patients with less than 12 hours symptom onset were enrolled, as reported in “Mesh Covered Stent in ST-segment Elevation Myocardial Infarction” in EuroIntervention, 2010 and presented by D. Dudek, “Extended Follow-up of the MAGICAL Trial”, EuroPCR 2012;

•	the PISCIONE study, a single arm study in which 100 STEMI patients were enrolled, as reported in “Multicentre Experience with MGuard Net Protective Stent in ST-elevation Myocardial Infarction: Safety, Feasibility, and Impact on Myocardial Reperfusion” in Catheter Cardiovasc Interv, 2009 and presented by F. Piscione, “Multicentre Experience MGuard with MGuard net Protective Stent in ST-elevation Myocardial Infarction: Long-term Results”, Transcatheter Cardiovascular Therapeutics (TCT) Conference 2010 and F. Piscione, “MGuard in Acute MI: Three-Year Follow-up”, TCT Conference 2011;

•	the iMOS study, a Registry on MGuard Coronary use in the “real-world” population, from a study whose data was not published; and

•	the Jain study, which looks at a small group of 51 STEMI patients, as reported in “Prevention of Thrombus Embolization during Primary Percutaneous Intervention Using a Novel Mesh Covered Stent” in Catheter Cardiovasc Interv, 2009 and presented by R. Weermckody, “A Mesh Covered Stent Effectively Reduces the Risk of Digital Embolisation During Primary Percutaneous Intervention for ST Elevation Myocardial Infarction,” EuroPCR 2010.

Our meta-analysis included data from the following trials:

•	The CADILLAC (Controlled Abciximab and Device Investigation to Lower Late Angioplasty Complications) study, which found that primary stent implantation is a preferred strategy for the treatment of acute myocardial infarction, as reported in “A Prospective, Multicenter, International Randomized Trial Comparing Four Reperfusion Strategies in Acute Myocardial Infarction: Principal Report of the Controlled Abciximab and Device Investigation to Lower Late Angioplasty Complications (CADILLAC) Trial” in Journal of American College of Cardiology, 2001, “Comparison of Angioplasty with Stenting, with or without Abciximab, in Acute Myocardial Infarction” in New England Journal of Medicine, 2002, “Frequency, Correlates, and Clinical Implications of Myocardial Perfusion After Primary Angioplasty and Stenting, With and Without Glycoprotein IIb/IIIa Inhibition, in Acute Myocardial Infarction” in Journal of the American College of Cardiology, 2004 and “Combined Prognostic Utility of ST-segment Recovery and Myocardial Blush After Primary Percutaneous Coronary Intervention in Acute Myocardial Infarction” in European Heart Journal, 2005;

•	The EXPORT trial which was a randomized open-label study whose primary endpoint was to evaluate flow improvement in AMI patients using either conventional stenting or aspiration followed by stenting, as reported in “Systematic Primary Aspiration in Acute Myocardial Percutaneous Intervention: A Multicentre Randomised Controlled Trial of the Export Aspiration Catheter” in EuroIntervention, 2008;

•	The EXPIRA trial which was a single-center study aimed to explore pre-treatment with manual thrombectomy as compared to conventional stenting, as reported in “Thrombus Aspiration During Primary Percutaneous Coronary Intervention Improves Myocardial Reperfusion and Reduces Infarct Size: The EXPIRA (Thrombectomy with Export Catheter in Infarct-related Artery During Primary Percutaneous Coronary Intervention) Prospective, Randomized Trial” in Journal of American College of Cardiology, 2009;

•	The REMEDIA trial, whose objective was to assess the safety and efficacy of the EXPORT catheter for thrombus aspiration in STEMI patients, as reported in “Manual Thrombus-Aspiration Improves Myocardial Reperfusion: The Randomized Evaluation of the Effect of Mechanical Reduction of Distal Embolization by Thrombus-Aspiration in Primary and Rescue Angioplasty (REMEDIA) Trial” in Journal of American College of Cardiology, 2005;

•	The Horizons-AMI (Harmonizing Outcomes with RevascularIZatiON and Stents in Acute MI), which is the largest randomized trial which compared DES to BMS in MI patients, as reported in “Paclitaxel-Eluting Stents Versus Bare-Metal Stents in Acute Myocardial Infarction” in New England Journal of Medicine, 2009, “Bivalirudin in Patients Undergoing Primary Angioplasty for Acute Myocardial Infarction (HORIZONS-AMI): 1-Year Results of a Randomised Controlled Trial” in Lancet, 2009, and “Heparin Plus a Glycoprotein IIb/IIIa Inhibitor Versus Bivalirudin Monotherapy and Paclitaxel-eluting Stents Versus Bare-metal Stents in Acute Myocardial Infarction (HORIZONS-AMI): Final 3-year Results from a Multicentre, Randomised Controlled Trial” in Lancet, 2011; and

•	The TAPAS Trial which showed that thrombus aspiration before stenting benefits MI patients, as reported in “Thrombus Aspiration During Primary Percutaneous Coronary Intervention” in New England Journal of Medicine, 2009 and “Cardiac Death and Reinfarction After 1 Year in the Thrombus Aspiration During Percutaneous Coronary Intervention in Acute Myocardial Infarction Study (TAPAS): A 1-year Follow-up Study” in Lancet, 2008.

The non-randomized, pooled data analysis of MGuard Coronary outcomes in STEMI population show comparable rates of thrombolysis in myocardial infarction (TIMI) 3 flow with no significant difference of the historical control as compared to MGuard Coronary (87.8% and 91.7%, respectively), while the rates of myocardial blush grade score 3 (37.3% for the historical control and 81.6% for MGuard Coronary) and ST segment resolution>70% (53.6% for the historical control and 79.1% for MGuard Coronary) are significantly better with the MGuard Coronary. MGuard Coronary also appears consistently superior at the 30 days major adverse cardiac event (8.4% for the historical control and 2.4% for MGuard Coronary) and 1 year major adverse cardiac event (12.8% for the historical control and 5.9% for MGuard Coronary) endpoints. The data appears in the following tables.

	NAME OF STUDY
	MAGICAL	PISCIONE	iMOS		Jain	Average
Number of Patients	60	100	203		51	414 (Total)
Thrombolysis in myocardial infarction 0-1,%	0	0	1.2		0	0.6
Thrombolysis in myocardial infarction 3,%	90	85	93.5		100	91.7
Myocardial blush grade 0-1,%	3.3	0	—		—	1.2
Myocardial blush grade 3,%	73	90	80		—	81.6
ST segment resolution>70%,%	61	90	—		—	79.1
ST segment resolution>50%,%	88	—	85.4		96	87.6
30 day major adverse cardiac event,%	0	2.2	3.2		—	2.4
6 month major adverse cardiac events,%	1.7	4.5	6.0		—	4.9
1 year major adverse cardiac events,%	—	5.6	6.0		6.0	5.9
1 year target vessel revascularization	—	2.3	2.3		6.0	2.8
Acute Binary Resteonosis 6M,%	—	—	19.0	*	—	19.0

	THREE YEAR FOLLOW UP STUDIES NAME OF STUDY
	MAGICAL	PISCIONE	iMOS	Jain	Average
Number of Patients	57 out of 60	89	—	—	—
Cardiac death at 3Y	7%	2.2%	—	—	—
Non Cardiac death at 3Y	1.8%	6.8%	—	—	—
Re-MI at 3Y	0%	7.9%	—	—	—
TLR at 3Y	1.8%	Not Reported	—	—	—
TVR at 3Y Include TLR	3.5%	4.5%	—	—	—
Stroke	1.8%	Not Reported	—	—	—
Stent thrombosis Definite / Probable	0%	2.2%	—	—	—
MACE (Cardiac death, RE-MI, TLR)	8.8%	10.1%	—	—	—
MACCE (All death, target vessel MI, TVR, Stroke)	10.5%	Not Reported	—	—	—

Trial	CADILLAC	Horizons- AMI	Horizons- AMI	TAPAS	TAPAS	EXPORT	EXPORT	EXPIRA	EXPIRA	REMEDIA	REMEDIA	Historical comparison	MGuard	Level of Significance
Group	Stent + Abciximab	BMS	DES	Thrombus aspiration	control	control	TA	control	Thrombus aspiration	Thrombus aspiration	control	Average	Average

Number of Patients	524	749	2257	535	536	129	120	87	88	50	49	5124 (total)	414 (total)
Thrombolysis in myocardial infarction 0-1,%	—	—	—	—	—	3.9	2.4	1.1	0	—	—	2.1	0.6
Thrombolysis in myocardial infarction 3,%	96.9	89.8	87.6	86	82.5	76.9	82	—	—	—	—	87.8	91.7
Myocardial blush grade 0-1,%	48.7	—	—	17.1	26.3	31.6	27.6	40.2	11.4	32	55.1	35.2	1.2	*
Myocardial blush grade 3,%	17.4	—	—	45.7	32.2	25.4	35.8	—	—	—	—	37.3	81.6	**
ST segment resolution>70%,%	62.1	—	—	56.6	44.2	—	—	39.1	63.6	58	36.7	53.6	79.1
ST segment resolution>50%,%	—	—	—	—	—	71.9	85	—	—	—	—	78.2	87.6
30 day major adverse cardiac event,%	4.4	—	—	6.8	9.4	—	—	—	—	10	10.2	8.4	2.4	**
6 month major adverse cardiac events,%	10.2	—	—	—	—	—	—	—	—	—	—	10.2	4.9
1 year major adverse cardiac events,%	—	11.9	10.5	16.6	20.3	—	—	—	—	—	—	12.8	5.9	*
Acute Binary Resteonosis 6 month,%	20.8	—	—	—	—	—	—	—	—	—	—	20.8	19.0
1 year target vessel revascularization	—	8.7	5.8	12.9	11.2	—	—	—	—	—	—	8.0	—
Acute Binary Resteonosis 1 year,%	—	21	8.2	—	—	—	—	—	—	—	—	11.5	—

Future Clinical Trials for MGuard Coronary

We expect that post-marketing trials will be conducted to further evaluate the safety and efficacy of the MGuard Coronary with bio-stable mesh in specific indications. These trials will be designed to facilitate market acceptance and expand the use of the product. We also plan to conduct a large clinical study for U.S. Food and Drug Administration approval and intend to conduct future trials to the extent necessary to meet registration requirements in key countries. In other countries outside of the U.S., we believe that we generally will be able to rely upon CE Mark approval of the product, as well as the results of the U.S. Food and Drug Administration trial and MASTER Trial in order to obtain local approvals.

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

•	Successfully commercialize MGuard Coronary with bio-stable mesh. We have begun commercialization of MGuard Coronary with a bio-stable mesh in Europe, Russia, Asia and Latin America through our distributor network and we are aggressively pursuing additional registrations and contracts in other countries such as Canada, South Korea and certain smaller countries in Latin America. By the time we begin marketing this product in the U.S., we expect to have introduced the MGuard Coronary technology to clinics and interventional cardiologists around the world, and to have fostered brand name recognition and widespread adoption of MGuard Coronary. We plan to accomplish this by participating in national and international conferences, conducting and sponsoring clinical trials, publishing articles in scientific journals, holding local training sessions and conducting electronic media campaigns.

•	Successfully develop the next generation of MGuard stents. While we market our MGuard Coronary with bio-stable mesh, we intend to develop the MGuard Coronary with a drug-eluting mesh. We are also working on our MGuard stents for carotid, for which we received CE Mark approval in March 2013. In addition, we released our cobalt-chromium version of MGuard Coronary, MGuard Prime, in 2010, which we anticipate will replace the original stainless steel based version of MGuard Coronary over the next few years.

•	Continue to leverage MGuard technology to develop additional applications for interventional cardiologists and vascular surgeons. In addition to the applications described above, we believe that we will eventually be able to utilize our proprietary technology to address imminent market needs for new product innovations to significantly improve patients’ care. We have applied for intellectual property rights using our mesh technology in the areas of brain aneurism, treating bifurcated blood vessels and a new concept of distal protective devices. We believe these areas have large growth potential given, in our view, that present solutions are far from satisfactory, and there is a significant demand for better patient care. We believe that our patents, and patent applications once allowed, can be put into practice and that they will drive our growth at a later stage.

•	Work with world-renowned physicians to build awareness and brand recognition of MGuard portfolio of products. We intend to work closely with leading cardiologists to evaluate and ensure the efficacy and safety of our products. We intend that some of these prominent physicians will serve on our Scientific Advisory Board, which is our advisory committee that advises our board of directors, and run clinical trials with the MGuard Coronary stent. We believe these individuals, once convinced of the MGuard Coronary stent’s appeal, will be invaluable assets in facilitating the widespread adoption of the stent. In addition, we plan to look to these cardiologists to generate and publish scientific data on the use of our products, and to present their findings at various conferences they attend.

•	Continue to protect and expand our portfolio of patents. Our patents and their protection are critical to our success. We have filed nine separate patent applications for our MGuard technology in the U.S. (including one that is still in the Patent Cooperation Treaty international phase) and corresponding patent applications in Canada, China, Europe, Israel, India, and South Africa. We believe these patents and patent applications collectively cover all of our existing products, and may be useful for protecting our future technology developments. We intend to continue patenting new technology as it is developed, and to actively pursue any infringement covered by any of our patents. To date, we have secured patent protection in China for four patents and in each of the U.S. and South Africa for one patent. See “Business — Intellectual Property — Patents.”

As noted above, we previously filed patent applications for our MGuard technology in China, as part of our intended growth strategy. However, upon further consideration of the cost and resources required to achieve (and risks and costs associated with enforcing) patent protection in China, we elected to prioritize our pursuit of growth opportunities in other countries and, as such, have ceased our growth efforts in China for the current time period. We intend to reevaluate our strategy towards commercialization of our MGuard technology in China in the future.

Competition

The stent industry is highly competitive. The bare-metal stent and the drug-eluting stent markets in the U.S. and Europe are dominated by Abbott Laboratories, Boston Scientific Corporation and Medtronic, Inc. Due to ongoing consolidation in the industry, there are high barriers to entry for small manufacturers in both the European and the U.S. markets. However, we believe that the European market is somewhat more fragmented, and small competitors appear able to gain market share with greater ease.

In the future, we believe that physicians will look to next-generation stent technology to compete with existing therapies. These new technologies will likely include bio-absorbable stents, stents that are customizable for different lesion lengths, stents that focus on treating bifurcated lesions, and stents with superior polymer and drug coatings. Some of the companies developing new stents are The Sorin Group, Xtent, Inc., Cinvention AG, OrbusNeich, Biotronik SE & Co. KG, Svelte Medical Systems, Inc., Reva Inc. and Stentys SA, among others. To address current issues with drug-eluting stents, The Sorin Group and Cinvention AG have developed stents that do not require a polymer coating for drug delivery, thereby expanding the types of drugs that can be used on their respective stents. OrbusNeich has addressed the problem differently, developing a stent coated with an antibody designed to eliminate the need for any drug at all. Xtent, Inc. has been concentrating on a stent that can be customized to fit different sized lesions, so as to eliminate the need for multiple stents in a single procedure. Biotronik SE & Co. KG is currently developing bio-absorbable stent technologies, and Abbott Laboratories is currently developing a bio-absorbable drug-eluting stent. These are just a few of the many companies working to improve stenting procedures in the future as the portfolio of available stent technologies rapidly increases. As the market moves towards next-generation stenting technologies, minimally invasive procedures should become more effective, driving the growth of the market in the future. We plan to continue our research and development efforts in order to be at the forefront of the acute myocardial infarction solutions.

According to the 2011 MEDTECH OUTLOOK produced by the BMO Capital Markets on January 3, 2011, the worldwide stent market is dominated by four major players, with a combined total market share of approximately 96%. Within the bare metal stent market and drug-eluting stent market, the top four companies have approximately 92% and 98% of the market share, respectively. These four companies are Abbott Laboratories, Boston Scientific Corporation, Johnson & Johnson and Medtronic, Inc. To date, our sales are not significant enough to register in market share. As such, one of the challenges we face to the further growth of MGuard is the competition from numerous pharmaceutical and biotechnology companies in the therapeutics area, as well as competition from academic institutions, government agencies and research institutions. Most of our current and potential competitors, including but not limited to those listed above, have, and will continue to have, substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution and personnel resources than we do.

In addition to the challenges from our competitors, we face challenges related specifically to our products. None of our products is currently approved by the U.S. Food and Drug Administration. Clinical trials necessary to support a pre-market approval application to the U.S. Food and Drug Administration for our MGuard products will be expensive and will require the enrollment of a large number of patients, and suitable patients may be difficult to identify and recruit, which may cause a delay in the development and commercialization of our product candidates. Furthermore, our rights to our intellectual property with respect to our products could be challenged. Based on the prolific litigation that has occurred in the stent industry and the fact that we may pose a competitive threat to some large and well-capitalized companies that own or control patents relating to stents and their use, manufacture and delivery, we believe that it is possible that one or more third parties will assert a patent infringement claim against the manufacture, use or sale of our MGuard products based on one or more of these patents, and/or will allege misappropriation of their proprietary confidential information or other intellectual property.

We note that an additional challenge facing our products comes from drug-eluting stents. Over the last decade, there has been an increasing tendency to use drug-eluting stents in PCI, with a usage rate of drug-eluting stents in PCI approaching 70-80% in some countries, even though drug-eluting stents do not address thrombus management in acute myocardial infarction. A recent HORIZONS-AMI trial that compared drug-eluting stents to bare-metal stents in STEMI patients failed to show any benefit of drug-eluting stents as compared to bare-metal stents with regard to safety (death, re-infarction, stroke, or stent thrombosis), but showed the 1-year target vessel revascularization (TVR) rate for drug-eluting stent patients was only 5.8%, as compared to 8.7% for patients with bare-metal stents. However, based on data from over 350 patients across three clinical trials, the TVR rate for MGuard Coronary was 2.8%. (This data is comprised of: (i) a TVR rate of 2.3% for a 100-patient study, as reported in “Multicentre Experience with MGuard Net Protective Stent in ST-elevation Myocardial Infarction: Safety, Feasibility, and Impact on Myocardial Reperfusion” in Catheter Cardiovasc Interv, 2009; (ii) a TVR rate of 2.3% for a sub-group of 203 STEMI patients from the International MGuard Observational Study; and (iii) a TVR rate of 6.0% for a group of 51 heart attack patients, as reported in “Prevention of Thrombus Embolization during Primary Percutaneous Intervention Using a Novel Mesh Covered Stent” in Catheter Cardiovasc Interv, 2009).

Another challenge facing the MGuard products is that placing the stent at the entrance to large side branches, known as jailing large side branches, is not recommended with the MGuard Coronary stent, because there is a risk of thrombosis. Jailing requires the need to cross the stent with guidewire and to create an opening with the balloon to allow proper flow, which can be achieved with lower risk by using other bare-metal stents.

Research and Development Expenses

During each of the twelve months ended June 30, 2013 and 2012, we spent approximately $4.2 million and $4.0 million, respectively, on research and development.

Sales and Marketing

Sales and Marketing

In October 2007, MGuard Coronary with a bio-stable mesh received CE Mark approval in the European Union, and shortly thereafter was commercially launched in Europe through local distributors. We are also in negotiations with additional distributors in Europe, Asia and Latin America and are actively selling our MGuard Coronary with a bio-stable mesh in more than 20 countries.

Until U.S. Food and Drug Administration approval of our MGuard Coronary with a bio-stable mesh, which we are targeting for 2016, we plan to focus our marketing efforts primarily on Europe, Asia and Latin America. Within Europe, we have focused on markets with established healthcare reimbursement from local governments such as Russia, Italy, Germany, France, Austria, Poland, Czech Republic, Denmark, Holland, Spain, Sweden, Switzerland and the United Kingdom.

In addition to utilizing local and regional distributor networks, we are using international trade shows and industry conferences to gain market exposure and brand recognition. We plan to work with leading physicians to enhance our marketing efforts. As sales volume increases, we may engage in direct sales in certain geographic markets.

Product Positioning

The MGuard Coronary has initially penetrated the market by entering market segments with indications that present high risks of embolic dislodgement, notably acute myocardial infarction and saphenous vein graft coronary interventions. The market penetration of the MGuard Coronary for each of the twelve months ended June 30, 2013 and June 30, 2012 was minimal, with total sales of approximately $4.9 million and approximately $5.3 million, respectively each representing less than 1% of the total sales of the acute myocardial infarction solutions market.

When performing stenting procedures in patients with acute coronary symptoms, interventional cardiologists face a difficult dilemma in choosing between bare-metal stents, which have a high rate of restenosis, and drug-eluting stents, which have a high rate of late stent thrombosis, require administration of anti-platelet drugs for at least one year post procedure and are more costly than bare-metal stents. We are marketing our platform technology, MGuard Coronary, as a superior and cost effective solution to these currently unmet needs of interventional cardiologists. We believe our MGuard Coronary technology is clinically superior to bare-metal stents because it provides embolic protection during and post-procedure. We believe our MGuard Coronary technology is clinically superior to drug-eluting stents, due to its lower stent thrombosis rate and protection from embolic showers during and post-procedure.

In addition to the advantages of the MGuard Coronary technology that we believe to exist, the MGuard Coronary technology maintains the deliverability, crossing profile, and dilatation pressure of a conventional stent, and interventional cardiologists do not have to undergo any training before utilizing the product.

Insurance Reimbursement

In most countries, a significant portion of a patient’s medical expenses is covered by third-party payors. Third-party payors can include both government funded insurance programs and private insurance programs. While each payor develops and maintains its own coverage and reimbursement policies, the vast majority of payors have similarly established policies. All of the MGuard products sold to date have been designed and labeled in such a way as to facilitate the utilization of existing reimbursement codes, and we intend to continue to design and label our products in a manner consistent with this goal.

While most countries have established reimbursement codes for stenting procedures, certain countries may require additional clinical data before recognizing coverage and reimbursement for the MGuard products or in order to obtain a higher reimbursement price. In these situations, we intend to complete the required clinical studies to obtain reimbursement approval in countries where it makes economic sense to do so.

In the U.S., if the MGuard Coronary with bio-stable mesh is approved by the U.S. Food and Drug Administration, it will be eligible for reimbursement from the Centers for Medicare and Medicaid Services, which serve as a benchmark for all reimbursement codes. While there is no guarantee these codes will not change over time, we believe that the MGuard Coronary will be eligible for reimbursement through both governmental healthcare agencies and most private insurance agencies in the U.S. once it is approved by the U.S. Food and Drug Administration.

Intellectual Property

Patents

We have filed nine patent applications in the U.S. (including one that is still in the Patent Cooperation Treaty international phase) covering aspects of our MGuard technology. We have filed corresponding patent applications in Canada, China, Europe, Israel, India and South Africa, for an aggregate total of 35 patents and pending applications. These patent applications are directed to cover percutaneous therapy, knitted stent jackets, stent and filter assemblies, in vivo filter assembly, optimized stent jackets, stent apparatuses for treatment via body lumens and methods of use, stent apparatuses for treatment via body lumens and methods of manufacture and use, and stent apparatuses for treatment of body lumens, among others. In lay terms, these patent applications generally cover three aspects of our products: the mesh sleeve with and without a drug, the product and the delivery mechanism of the stent. On October 27, 2010, our patent application pertaining to “Stent Apparatus for Treatment via Body Lumens and Method of Use”, South Africa patent application 2007/10751, was issued as South Africa Patent No. 2007/10751. On October 25, 2011, our patent application pertaining to “In Vivo Filter Assembly”, U.S. Patent Application 11/582,354, was issued as U.S. Patent 8,043,323. On June 13, 2012, our patent application pertaining to “Filter Assemblies,” China Patent Application No. 200780046659.9, was issued as China Patent No. ZL200780046659.9. On September 26, 2012, our patent application pertaining to “Bifurcated Stent Assemblies,” China Patent Application No. 200780046676.2, was issued as China Patent No. ZL200780046676.2. On October 10, 2012, our patent application pertaining to “Knitted Stent Jackets,” China Patent Application No. 200780046697.4, was issued as China Patent No. ZL200780046697.4. On January 2, 2013, our patent application pertaining to “Optimized Stent Jacket,” China Patent Application No. 200780043259.2, was issued as China Patent No. ZL200780043259.2. None of the other patent applications has been granted to date. We believe one or more pending patent applications, upon issuance, will cover each of our existing products. We also believe that the patent applications we have filed, in particular those covering the use of a knitted micron-level mesh sleeve over a stent for various indications, if issued as patents with claims substantially in their present form, would likely create a significant barrier for another company seeking to use similar technology. There is no assurance, however, that our pending patent applications will issue as patents with such claims or that if issued, the patents will withstand challenges to their validity that may arise.

To date, we are not aware of other companies that have patent rights to a micron fiber, releasable knitted fiber sleeve over a stent. However, larger, better funded competitors own patents relating to the use of drugs to treat restenosis, stent architecture, catheters to deliver stents, and stent manufacturing and coating processes and compositions, as well as general delivery mechanism patents like rapid exchange that might be alleged to cover one or more of our products. Stent manufacturers have historically engaged in significant litigation, and we could be subject to claims of infringement of intellectual property from one or more competitors. Although we believe that any such claims based on patents of which we are currently aware would be un-founded, such litigation would divert attention and resources away from the development and/or commercialization of MGuard stents and could result in an adverse court judgment that would make it impossible or impractical to continue selling MGuard stents in one or more territories. Furthermore, we may be subject to claims of infringement of patents of which we are currently unaware. Other manufacturers or other parties may also challenge the intellectual property that we own, or may own in the future. We may be forced into litigation to uphold the validity of the claims in our patent portfolio, as well as our ownership rights to such intellectual property, and litigation is often an uncertain and costly process.

Trademarks

We use the InspireMD and MGuard trademarks in connection with our products. We have registered these trademarks in Europe. The trademarks are renewable indefinitely, so long as we continue to use the mark in Europe and make the appropriate filings when required. Our trademark application to register the name “MicroNet” has been approved in the U.S.

Government Regulation

The manufacture and sale of our products are subject to regulation by numerous governmental authorities, principally the European Union CE Mark, the U.S. Food and Drug Administration and other corresponding foreign agencies.

Sales of medical devices outside the U.S. are subject to foreign regulatory requirements that vary widely from country to country. These laws and regulations range from simple product registration requirements in some countries to complex clearance and production controls in others. As a result, the processes and time periods required to obtain foreign marketing approval may be longer or shorter than those necessary to obtain U.S. Food and Drug Administration market authorization. These differences may affect the efficiency and timeliness of international market introduction of our products. For countries in the European Union, medical devices must display a CE Mark before they may be imported or sold. In order to obtain and maintain the CE Mark, we must comply with the Medical Device Directive 93/42/EEC and pass initial and annual facilities audit inspections to ISO 13485 standards by an European Union inspection agency. We have obtained ISO 13485 quality system certification and the products we currently distribute into the European Union display the required CE Mark. In order to maintain certification, we are required to pass annual facilities audit inspections conducted by European Union inspectors.

As noted below, we currently have distribution agreements for our products with distributors in the following countries: Italy, Austria, Slovenia, Greece, Spain, Hungary, Estonia, Ukraine, Holland, Russia, Latvia, Brazil, Mexico, Argentina, Colombia, India, Sri Lanka, South Africa, Pakistan, Belarus, Croatia, Ireland, Lithuania, Malta, Malaysia, Venezuela, Egypt, Australia, Belgium, the Czech Republic, Finland, Kazakhstan, Slovakia, Sweden, Denmark, Norway and Israel. We are subject to governmental regulation in each of these countries and we are not permitted to sell all of our products in each of these countries. In addition, we have distribution agreements for our products in Uzbekistan and Armenia, although we have not yet obtained regulatory approval to sell our products in those countries. While each of the European Union member countries accepts the CE Mark as its sole requirement for marketing approval, some of these countries still require us to take additional steps in order to gain reimbursement rights for our products. Furthermore, while we believe that each of the above-listed countries that is not a member of the European Union accepts the CE Mark as its primary requirement for marketing approval, each such country requires additional regulatory requirements for final marketing approval of the MGuard Prime version of the MGuard Coronary product. Additionally, in Canada, we are required to pass annual facilities audit inspections performed by Canadian inspectors. Furthermore, we are currently targeting additional countries in Europe, Asia, and Latin America. We believe that each country that we are targeting also accepts the CE Mark as its primary requirement for marketing approval. We intend that the results of the MASTER Trial will satisfy any additional governmental regulatory requirements in each of the countries where we currently distribute our products and in any countries that we are currently targeting for expansion. However, even if all governmental regulatory requirements are satisfied in each such country, we anticipate that obtaining marketing approval in each country could take as few as three months or as many as twelve months, due to the nature of the approval process in each individual country, including typical wait times for application processing and review, as discussed in greater detail below.

The MGuard Prime version of the MGuard Coronary product received CE Mark approval in the European Union in October 2010 and marketing approval in those countries listed in the table below. We are currently seeking marketing approval for the MGuard Prime version of the MGuard Coronary product in Brazil, Mexico, Argentina, South Korea, Taiwan, Australia and Canada. We are focused on seeking marketing approval in these countries because we believe that these countries represent the strongest opportunities for us to grow with respect to our sales. We have determined that other countries with better organized and capitalized healthcare systems may not present us the same opportunities for growth due to the lack of use of stents in treatment of cardiac episodes and less advantageous healthcare reimbursement policies, among other reasons. While we understand that each of the countries in which we are seeking marketing approval for the MGuard Prime version of the MGuard Coronary product accepts the CE Mark as its primary requirement for marketing approval and does not to our understanding require any additional tests, each country does have some additional regulatory requirements for marketing approval, as we have been informed by our distributors, who are responsible for obtaining marketing approval for our products. More specifically, for example, for the approval process in Mexico, where we already have approval for and sales of MGuard Coronary, we need to submit an application for regulatory approval for MGuard Prime, which we anticipate will be granted approximately eighteen months later. For the approval process in Argentina, we need to submit an application for regulatory approval, which we anticipate will be granted approximately twelve months later. For the approval process in South Korea, we need to submit an application for regulatory approval and have in-house quality audit, which we anticipate will be granted in approximately two years. For the approval process in Canada, we need to submit an application for regulatory approval, which we anticipate will be granted approximately twelve months later. For the approval process in Australia, we need to submit an application for regulatory approval, to have in-house quality audit which we anticipate will be granted in approximately one year. For the approval process in Taiwan, we need to submit an application for regulatory approval, which we anticipate will be granted in approximately one year. In Israel, where we received marketing approval in September 2011, we will be subject to annual renewal of our marketing approval. Regulators in Israel may request additional documentation or other materials and results of studies from medical device manufacturers as part of the renewal process. Generally, however, the annual renewal of marketing approval is given automatically, barring a material change in circumstances or results. In Russia, we received market approval in February 2012. In Chile, we received market approval for our previous distributor in December 2010. We have terminated our relationship with our previous distributor in Chile, however, and once we enter into a relationship with a new distributor, we will be required to submit a new application for regulatory approval in Chile, which we anticipate will be granted approximately twelve months after our submission for approval.

For the approval process in Brazil for MGuard Prime, where we already have approval for and sales of MGuard Coronary, we must comply with Brazilian Good Manufacturing Practice, or GMP, quality system requirements. ANVISA, Brazil’s regulatory agency, must conduct an inspection of the manufacturing of the MGuard Prime version of the MGuard Coronary product to determine compliance with Brazil GMP regulations. Upon successful completion of an audit, ANVISA will then issue the GMP certificate necessary to register a medical device in Brazil. Based upon new legislation in Brazil, we intend to apply for regulatory approval while we await the results of the audit necessary to receive our GMP certificate. We anticipate that the approval process in Brazil will take between two and three years.

Please refer to the table below setting forth the approvals and sales for original stainless steel based MGuard Coronary product and the cobalt-chromium based MGuard Prime version of the MGuard Coronary product on a country-by-country basis.

Approvals and Sales of the Original MGuard Coronary and the MGuard Prime version of the MGuard Coronary on a Country-by-Country Basis

Countries	Original MGuard Approval		Original MGuard Sales		MGuard Prime Approval	MGuard Prime Sales
Argentina	Y		Y		N	N
Armenia	N		N		N	N
Australia	Y		Y		N	Y	(1)
Austria	Y		Y		Y	Y
Belarus	Y		Y		N	N
Belgium	Y		N		Y	Y
Brazil	Y		Y		N	N
Chile	N	(2)	Y		N	N
Colombia	Y		Y		N	N
Croatia	Y		Y		Y	Y
Cyprus	Y		Y		Y	Y
Czech Rep	Y		Y		Y	Y
Denmark	Y		Y		Y	N
Egypt	Y		N		N	N
Estonia	Y		Y		Y	Y
Finland	Y		N		Y	Y
France	Y		Y		Y	Y
Germany	Y		Y		Y	Y
Greece	Y		Y		Y	N
Holland (Netherlands)	Y		Y		Y	Y
Hungary	Y		Y		Y	Y
India	Y		Y		Y	N
Ireland	Y		Y		Y	Y
Israel	Y		Y		Y	Y
Italy	Y		Y		Y	Y
Kazakhstan	Y		Y		N	N
Latvia	Y		Y		Y	Y
Lithuania	Y		Y		Y	Y
Malaysia	N		N		N	N
Malta	Y		N		Y	Y
Mexico	Y		Y		N	N
Norway	Y		N		N	N
Pakistan	Y	(3)	Y		N	N
Poland	Y		Y		Y	Y
Portugal	Y		Y		Y	N
Romania	Y		Y		Y	Y
Russia	Y		Y		Y	Y
Singapore	N		Y	(4)	N	N
Slovakia	Y		Y		Y	Y
Slovenia	Y		Y		Y	Y
South Africa	Y	(3)	Y		Y	Y
Spain	Y		Y		Y	Y
Sri Lanka	Y	(3)	Y		N	N
Sweden	Y		Y		Y	N
Switzerland	Y		Y		Y	Y
Ukraine	Y		Y		N	N
United Kingdom	Y		N		Y	Y
Uzbekistan	N		N		N	N
Venezuela	N	(2)	Y		N	N

(1) We sold a limited quantity of our MGuard Prime products in Australia pursuant to a law that permits patients to purchase medical products that are not included on the Australian Register of Therapeutic Goods under certain limited circumstances, on case by case bases.

(2) We terminated our relationship with our previous distributor in this country and we will be required to obtain regulatory approval upon our selection of a new distributor in such country.

(3) We believe that we have regulatory approval for the MGuard Coronary product in this country, based upon information from our distributor in such country, who was responsible for obtaining the regulatory approval for the MGuard Coronary product. However, the certificate evidencing regulatory approval is held by our distributor and we cannot guarantee that it is in full force and effect.

(4) At time the sales were made, we satisfied the regulatory requirements in Singapore. The regulatory requirements in Singapore were subsequently changed and we no longer meet these requirements.

In the U.S., the medical devices that will be manufactured and sold by us will be subject to laws and regulations administered by the U.S. Food and Drug Administration, including regulations concerning the prerequisites to commercial marketing, the conduct of clinical investigations, compliance with the Quality System Regulation and labeling. We anticipate that our MGuard Coronary product with bio-stable mesh product will be classified as a Class III medical device by the U.S. Food and Drug Administration.

A manufacturer may seek market authorization for a new medical device through the rigorous Premarket Approval application process, which first requires that the U.S. Food and Drug Administration determine that the device is safe and effective for the purposes intended.

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

Customers

Our customer base is varied. We began shipping our product to customers in Europe in January 2008 and have since expanded our global distribution network to Southeast Asia, India, Latin America and Israel. For the twelve months ended June 30, 2013, 71% of our revenue was generated in Europe, 12% of our revenue was generated in Latin America, 6% of our revenue was generated in Asia and 6% of our revenue was generated in Israel, with the remaining 5% of our revenue generated in the rest of the world. For the twelve months ended June 30, 2012, 64% of our revenue was generated in Europe, 22% of our revenue was generated in Latin America and 8% of our revenue was generated in Israel, with the remaining 6% of our revenue generated in the rest of the world.

Our major customers in the twelve months ended June 30, 2013 were Bosti Trading Ltd., a distributor in the Russian Federation that accounted for 17% of our revenues, Izasa Distribuciones Tecnicas SA, a distributor in Spain that accounted for 14% of our revenues, and CMS Produtos Medicos Ltda., a distributor in Brazil that accounted for 10% of our revenues. Our agreement with Bosti Trading Ltd. grants Bosti Trading Ltd. the right to be the exclusive distributor of MGuard products in the Russian Federation, the Republic of Uzbekistan and the Republic of Armenia until May 2014, subject to the achievement of certain order minimums. Under our agreement with Bosti Trading Ltd., Bosti Trading Ltd. is required to purchase 3,500 stents from us in 2012, 6,000 stents in 2013 and 4,000 stents in the first six months of 2014, respectively. Although Bosti Trading Ltd. did not adhere to its order minimum for 2012 and 2013, we did not terminate Bosti Trading Ltd.’s right to be the exclusive distributor of MGuard products in the Russian Federation, the Republic of Uzbekistan and the Republic of Armenia. Our agreement with Izasa Distribuciones Tecnicas SA grants Izasa Distribuciones Tecnicas SA the right to be the exclusive distributor of MGuard products in Spain until May 2014, with no order minimums currently in place. Under our agreement with Izasa Distribuciones Tecnicas SA, Izasa Distribuciones Tecnicas SA was required to purchase 4,000 stents from us in 2011. Izasa Distribuciones Tecnicas SA did not achieve its order minimum for 2011; however, we did not terminate either our agreement with Izasa Distribuciones Tecnicas SA or Izasa Distribuciones Tecnicas SA’s right to be the exclusive distributor of MGuard products in Spain. In addition, pursuant to an amendment to our agreement with Izasa Distribuciones Tecnicas SA, Izasa Distribuciones Tecnicas SA, through its subsidiaries, was required to purchase 500 MGuard Prime stents from us in February 2011. Izasa Distribuciones Tecnicas SA met its purchase requirement in February 2011 and received a bonus of 100 free stents. Izasa Distribuciones Tecnicas SA also agreed to partner with us in a study to be conducted in Spain entitled MGuard Prime Implementation in STEMI (acute myocardial infarction with ST elevation). Our agreement with CMS Produtos Medicos Ltda. grants CMS Produtos Medicos Ltda. the right to be the exclusive distributor of MGuard products in Brazil until April 2014, with no order minimums currently in place. Unless otherwise indicated below, all of the distribution agreements described under “Customers” are subject to automatic annual extensions unless affirmatively terminated.

Our major customers in the six months ended June 30, 2012 were Bosti Trading Ltd., a distributor in the Russian Federation that accounted for 22% of our revenues, Euromed Deutschland GmbH, our former distributor in Germany that accounted for 14% of our revenues, and Kardia Srl, a distributor in Italy that accounted for 9% of our revenues. For the twelve months ended June 30, 2012, our major customer was Bosti Trading Ltd., accounting for 15% of our revenues. Our agreement with Bosti Trading Ltd. is discussed above. Our agreement with Euromed Deutschland GmbH was terminated on January 28, 2013, in connection with Euromed Deutschland GmbH filing for insolvency protection on September 24, 2012. Our agreement with Kardia Srl grants Kardia Srl the right to be the exclusive distributor of MGuard products in Italy until August 2013, with no order minimums currently in place.

Our major customers in the twelve months ended December 31, 2011 were Kirloskar Technologies (P) Ltd., a distributor in India that accounted for 18% of our revenues, Tzamal Jacobsohn Ltd., a distributor in Israel that accounted for 12% of our revenues and Izasa Distribuciones Tecnicas SA, a distributor in Spain that accounted for 9% of our revenues. Our agreement with Izasa Distribuciones Tecnicas SA is discussed above. Our agreement with Kirloskar Technologies (P) Ltd. grants Kirloskar Technologies (P) Ltd. the right to be the exclusive distributor of MGuard products in India until May 2014, subject to achievement of certain order minimums. Under our agreement with Kirloskar Technologies (P) Ltd, Kirloskar Technologies (P) Ltd was required to order 15,000 stents from us in 2011 and 20,000 stents from us in 2012, respectively. Kirloskar Technologies (P) Ltd. was also eligible to receive free stents representing 15% or 20% of the total value of stents purchased, depending upon the annual volume of the purchases of our stents. Although Kirloskar Technologies (P) Ltd. did not achieve its order minimum for 2011, we did not terminate either our agreement with Kirloskar Technologies (P) Ltd. or Kirloskar Technologies (P) Ltd.’s right to be the exclusive distributor of MGuard products in India. Our agreement with Tzamal Jacobsohn Ltd. grants Tzamal Jacobsohn Ltd. the right to be the exclusive distributor of MGuard products in Israel until December 2013, subject to achievement of certain order minimums. Under our agreement with Tzamal Jacobsohn Ltd., Tzamal Jacobsohn Ltd. must achieve at least 85% of the following order minimums: 1,400 stents during the twelve months ending March 31, 2012 and 1,600 stents during the twelve months ending March 31, 2013, respectively. Tzamal Jacobsohn Ltd. will be granted options to purchase 2,029 shares of our common stock for each $100,000 in sales upon achievement of the order minimums. Tzamal Jacobsohn Ltd. did not meet its order minimum for the twelve months ended March 31, 2012 and 2013 and, accordingly, no options were granted to Tzamal Jacobsohn Ltd. under this agreement, however, we did not terminate either our agreement with Tzamal Jacobsohn Ltd. or Tzamal Jacobsohn Ltd.’s right to be the exclusive distributor of MGuard products in Israel.

Manufacturing and Suppliers

We manufacture our stainless steel MGuard stent through a combination of outsourcing and assembly at our own facility. Third parties in Germany manufacture the base stent and catheter materials, and we add our proprietary mesh sleeve to the stent. Our current exclusive product supplier is QualiMed Innovative Medizinprodukte GmbH. QualiMed Innovative Medizinprodukte GmbH is a specialized German stent manufacturer that electro polishes and crimps the stent onto a balloon catheter that creates the base for our stainless steel MGuard stents. QualiMed Innovative Medizinprodukte GmbH has agreed to take responsibility for verifying and validating the entire stent system by performing the necessary bench test and biocompatibility testing. During the production process, QualiMed Innovative Medizinprodukte GmbH is responsible for integrating the mesh covered stent with the delivery system, sterilization, packaging and labeling. Our manufacturing agreement with QualiMed Innovative Medizinprodukte GmbH expires in September 2017, unless earlier terminated by either party in the event of breach of material terms of the agreement, liquidation of the other party, our failure to receive requested products for more than 60 days, a substantiated intellectual property claim is brought against the other party or the development agreement between the parties is terminated. The manufacturing agreement provides for a rebate program that rewards us for increases in sales of our products. Our proprietary mesh sleeve is supplied by Biogeneral, Inc., a San Diego, California-based specialty polymer manufacturer for medical and engineering applications. Natec Medical Ltd. supplies us with catheters that help create the base for our MGuard stents. Our agreement with Natec Medical Ltd., which may be terminated by either party upon six months’ notice, calls for non-binding minimum orders and discounted catheters upon reaching certain purchasing thresholds.

Our MGuard Prime cobalt-chromium stent was designed by Svelte Medical Systems Inc. We have an agreement with Svelte Medical Systems Inc. that grants us a non-exclusive, worldwide license for production and use of the MGuard Prime cobalt-chromium stent for the life of the stent’s patent, subject to the earlier termination of the agreement upon the bankruptcy of either party or the uncured default by either party under any material provision of the agreement. Our royalty payments to Svelte Medical Systems Inc. are determined by the sales volume of MGuard Prime stents. Until October 20, 2012, we paid a royalty of 7% for all product sales outside of the U.S. and, for products sales within the U.S., a rate of 7% for the first $10.0 million of sales and a rate of 10% for all sales exceeding $10.0 million. We also shared with Svelte Medical Systems Inc. in the cost of obtaining the CE Mark approval, with its costs not to exceed $85,000, and the U.S. Food and Drug Administration approval, with its costs not to exceed $200,000. On October 20, 2012, we amended our agreement with Svelte Medical Systems Inc., pursuant to which Svelte Medical Systems Inc. reduced the royalty rate to 2.9% of all net sales both inside and outside the U.S. in exchange for (i) us waiving the $85,000 in regulatory fees for the CE Mark that were owed to us by Svelte Medical Systems Inc., (ii) us making full payment of royalties in the amount of $205,587 due to Svelte Medical Systems, Inc. as of September 30, 2012, and (iii) $1,763,000, payable in 215,000 shares of our common stock (as adjusted for the one-for-four reverse stock split of our common stock that occurred on December 21, 2012), that were valued at the closing price of our common stock on October 19, 2012 of $8.20 per share (as adjusted for the one-for-four reverse stock split of our common stock that occurred on December 21, 2012). On August 22, 2013, we further amended our agreement with Svelte Medical Systems Inc., pursuant to which (i) we agreed to pay Svelte Medical Systems Inc. an advanced payment of $192,000, representing a royalty rate of 2.0% of all net sales for the period from July 1, 2013 to June 30, 2015, assuming net sales of $1.2 million per quarter, (ii) we agreed to pay a royalty rate of 2.5% on any net sales exceeding $10.56 million for the period from July 1, 2013 to June 30, 2015 and (iii) the royalty rate was increased to 2.9% of all net sales beginning July 1, 2015. We have mutual indemnification obligations with Svelte Medical Systems Inc. for any damages suffered as a result of third party actions based upon breaches of representations and warranties or the failure to perform certain covenants in the license agreement, and Svelte Medical Systems Inc. will also indemnify us for any damages suffered as a result of third party actions based upon intellectual property or design claims against the MGuard Prime cobalt-chromium stent.

Our MGuard Prime cobalt-chromium stent is being manufactured and supplied by MeKo Laserstrahl-Materialbearbeitung. Our agreement with MeKo Laserstrahl-Materialbearbeitung for the production of electro polished L605 bare metal stents for MGuard Prime is priced on a per-stent basis, subject to the quantity of stents ordered. The complete assembly process for MGuard Prime, including knitting and securing the sleeve to the stent and the crimping of the sleeve stent on to a balloon catheter, is done at our Israel manufacturing site. Once MGuard Prime has been assembled, it is sent for sterilization in Germany and then back to Israel for final packaging.

Each MGuard stent is manufactured from two main components, the stent and the mesh polymer. The stent is made out of stainless steel or cobalt chromium. Both of these materials are readily available and we acquire them in the open market. The mesh is made from polyethylene terephthalate (PET). This material is readily available in the market as well, because it is used for many medical applications. In the event that our supplier can no longer supply this material in fiber form, we would need to qualify another supplier, which could take several months. In addition, in order to retain the approval of the CE Mark, we are required to perform periodic audits of the quality control systems of our key suppliers in order to insure that their products meet our predetermined specifications.

Distributors

We currently have exclusive distribution agreements for our CE Mark-approved MGuard Coronary with bio stable mesh with medical product distributors based in Italy, Austria, Slovenia, Greece, Spain, Hungary, Estonia, Ukraine, Holland, Russia, Latvia, Brazil, Mexico, Argentina, Colombia, India, Sri Lanka, South Africa, Pakistan, Belarus, Croatia, Ireland, Lithuania, Malta, Malaysia, Venezuela, Egypt, Australia, Belgium, the Czech Republic, Finland, Kazakhstan, Slovakia, Sweden, Denmark, Norway, Uzbekistan, Armenia and Israel. We are currently in discussions with multiple distribution companies in Europe, Asia, and Latin America.

We are in the process of replacing certain third party distributors with direct sales channels in key countries where end user average selling prices and the lack of strong distributors are limiting factors. While we believe that this transition to direct selling will ultimately lead to greater sales in these markets, the transition away from certain distributors adversely impacted revenue for the twelve months ended June 30, 2013, as we had fewer parties selling our products. In addition, we are in the process of appointing new distributors in certain territories, and believe that new incentives and broader responsibilities have strengthened arrangements with our partners in those territories.

Current and future agreements with distributors stipulate that, while we are responsible for training, providing marketing guidance, marketing materials, and technical guidance, distributors will be responsible for carrying out local registration, marketing activities and sales. In addition, in most cases, all sales costs, including sales representatives, incentive programs, and marketing trials, will be borne by the distributor. Under current agreements, distributors purchase stents from us at a fixed price. Our current agreements with distributors are generally for a term of approximately three years and automatically renew for an additional three years unless modified by either party.

Employees

As of September 16, 2013, we had 65 full-time employees.  Except for some of our employees in Europe, our employees are not party to any collective bargaining agreements. We do not expect the collective bargaining agreements to which our employees are party to have a material effect on our business or results of operations. We consider our relations with our employees to be good. We believe that our future success will depend, in part, on our continued ability to attract, hire and retain qualified personnel.

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

To date, we have experienced net losses. A substantial portion of the expenses associated with our manufacturing facilities are fixed in nature (i.e., depreciation) and will reduce our operating margin until such time, if ever, as we are able to increase utilization of our capacity through increased sales of our products. The clinical trials necessary to support our anticipated growth will be expensive and lengthy. In addition, our strategic plan will require a significant investment in clinical trials, product development and sales and marketing programs, which may not result in the accelerated revenue growth that we anticipate. Because we expect to continue incurring negative cash flows from operations, there can be no assurance that we will ever generate sufficient revenues to become profitable.

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

The validity of our patent claims depends, in part, on whether prior art references exist that describe or render obvious our inventions as of the filing date of our patent applications. We may not have identified all prior art, such as U.S. and foreign patents or published applications or published scientific literature, that could adversely affect the patentability of our pending patent applications. For example, some material references may be in a foreign language and may not be uncovered during examination of our patent applications. Additionally, patent applications in the U.S. are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the U.S. Patent and Trademark Office for the entire time prior to issuance as a U.S. patent. Patent applications filed in countries outside the U.S. are not typically published until at least 18 months from their first filing date. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Therefore, we cannot be certain that we were the first to invent, or the first to file patent applications relating to, our stent technologies. In the event that a third party has also filed a U.S. patent application covering our stents or a similar invention, we may have to participate in an adversarial proceeding, known as an interference, declared by the U.S. Patent and Trademark Office to determine priority of invention in the U.S. It is possible that we may be unsuccessful in the interference, resulting in a loss of some portion or all of our position in the U.S. The laws of some foreign jurisdictions do not protect intellectual property rights to the same degree as in the U.S., and many companies have encountered significant difficulties in protecting, enforcing, and defending such rights in certain foreign jurisdictions. If we encounter such difficulties or are otherwise precluded from effectively protecting our intellectual property rights in any foreign jurisdictions, our business prospects could be substantially harmed.

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

Clinical trials necessary to support a pre-market approval application to the U.S. Food and Drug Administration for our MGuard stent will be lengthy and expensive and will require the enrollment of a large number of patients, and suitable patients may be difficult to identify and recruit. Any such delay or failure of clinical trials could prevent us from commercializing our stent products, which would materially and adversely affect our results of operations and the value of our business.

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

We believe that physicians will not widely adopt the MGuard stent unless they determine, based on experience, long-term clinical data and published peer reviewed journal articles, that the use of our MGuard stent provides a safe and effective alternative to other existing treatments for coronary artery disease, including coronary artery bypass grafting balloon angioplasty, bare-metal stents and other drug-eluting stents, provided by Boston Scientific Corporation, Medtronic Inc., Abbott Laboratories and others.

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

The medical device market is highly competitive. We compete with many medical device companies in the U.S. and internationally in connection with our current product and products under development. We face competition from numerous pharmaceutical and biotechnology companies in the therapeutics area, as well as competition from academic institutions, government agencies and research institutions. When we commercialize our products, we expect to face intense competition from Boston Scientific Corporation, Guidant Corporation, Medtronic, Inc., Abbott Vascular Devices, Terumo Medical Corporation and others. Most of our current and potential competitors, including but not limited to those listed above, have, and will continue to have, substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution and personnel resources than we do. There can be no assurance that we will have sufficient resources to successfully commercialize our products, if and when they are approved for sale. The worldwide market for stent products is characterized by intensive development efforts and rapidly advancing technology. Our future success will depend largely upon our ability to anticipate and keep pace with those developments and advances. Current or future competitors could develop alternative technologies, products or materials that are more effective, easier to use or more economical than what we or any potential licensee develop. If our technologies or products become obsolete or uncompetitive, our related product sales and licensing revenue would decrease. This would have a material adverse effect on our business, financial condition and results of operations.

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

These companies have maintained their position in the market by, among other things, establishing intellectual property rights relating to their products and enforcing these rights aggressively against their competitors and new entrants into the market. All of the major companies in the stent and related markets, including Boston Scientific Corporation and Medtronic, Inc., have been repeatedly involved in patent litigation relating to stents since at least 1997. The stent and related markets have experienced rapid technological change and obsolescence in the past, and our competitors have strong incentives to stop or delay the introduction of new products and technologies. We may pose a competitive threat to many of the companies in the stent and related markets. Accordingly, many of these companies will have a strong incentive to take steps, through patent litigation or otherwise, to prevent us from commercializing our products.

If we fail to maintain or establish satisfactory agreements with suppliers or if we experience an interruption of the supply of materials from suppliers, we may not be able to obtain materials that are necessary to develop our products.

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

We may be exposed to product liability claims based on the use of any of our products, or products incorporating our licensed technology, in clinical trials. We may also be exposed to product liability claims based on the sale of any such products following the receipt of regulatory approval. Product liability claims could be asserted directly by consumers, health-care providers or others. We have obtained product liability insurance coverage; however such insurance may not provide full coverage for our future clinical trials, products to be sold, and other aspects of our business. We also have liability insurance for an ongoing clinical trial in Europe and our U.S. Food and Drug Administration Trial. Insurance coverage is becoming increasingly expensive and we may not be able to maintain current coverages, or expand our insurance coverage to include future clinical trials or the sale of products incorporating our licensed technology if marketing approval is obtained for such products, at a reasonable cost or in sufficient amounts to protect against losses due to product liability or at all. A successful product liability claim or series of claims brought against us could result in judgments, fines, damages and liabilities that could have a material adverse effect on our business, financial condition and results of operations. We may incur significant expense investigating and defending these claims, even if they do not result in liability. Moreover, even if no judgments, fines, damages or liabilities are imposed on us, our reputation could suffer, which could have a material adverse effect on our business, financial condition and results of operations.

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

In the U.S. and in the European Union, our business could be significantly and adversely affected by recent healthcare reform legislation and other administration and legislative proposals.

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act in the U.S. were enacted into law in March 2010. Certain provisions of these acts will not be effective for a number of years and there are many programs and requirements for which the details have not yet been fully established or consequences not fully understood, and it is unclear what the full impacts will be from the legislation. The legislation levies a 2.3% excise tax, that began on January 1, 2013, on all sales of any U.S. medical device listed with the U.S. Food and Drug Administration under Section 510(j) of the Federal Food, Drug, and Cosmetic Act and 21 C.F.R. Part 807, unless the device falls within an exemption from the tax, such as the exemption governing direct retail sale of devices to consumers or for foreign sales of these devices. If we commence sales of our MGuard Coronary stent in the U.S., this new tax may materially and adversely affect our business and results of operations. The legislation also focuses on a number of Medicare provisions aimed at improving quality and decreasing costs. It is uncertain at this point what negative unintended consequences these provisions will have on patient access to new technologies. The Medicare provisions include value-based payment programs, increased funding of comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments). Additionally, the provisions include a reduction in the annual rate of inflation for hospitals which started in 2011 and the establishment of an independent payment advisory board to recommend ways of reducing the rate of growth in Medicare spending. We cannot predict what healthcare programs and regulations will be ultimately implemented at the federal or state level in the U.S., or the effect of any future legislation or regulation. However, any changes that lower reimbursements for our products or reduce medical procedure volumes could adversely affect our business plan to introduce our products in the U.S.

In the European Union, on September 26, 2012, the European Commission proposed a revision of the legislation currently governing medical devices. If adopted by the European Parliament and the Council in their present form, these proposed revisions, which would be adopted in 2014 and would then gradually come into effect from 2015 to 2019, will impose stricter requirements on medical device manufacturers. Moreover, the supervising competences of the competent authorities of the European Union Member States and the notified bodies will be strengthened. The regulation of advanced therapy medicinal products is also in continued development in the European Union, with the European Medicines Agency publishing new clinical or safety guidelines concerning advanced therapy medicinal products on a regular basis. Any of these regulatory changes and events could limit our ability to form collaborations and our ability to continue to commercialize our products, and if we fail to comply with any such new or modified regulations and requirements it could adversely affect our business, operating results and prospects.

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

Our sole manufacturing facility and certain of our key personnel are located in Israel. Our business is directly affected by the political, economic and military conditions in Israel and its neighbors. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its Arab neighbors. A state of hostility, varying in degree and intensity, has caused security and economic problems in Israel. Although Israel has entered into peace treaties with Egypt and Jordan, and various agreements with the Palestinian Authority, there has been a marked increase in violence, civil unrest and hostility, including armed clashes, between the State of Israel and the Palestinians since September 2000. The establishment in 2006 of a government in the Gaza Strip by representatives of the Hamas militant group has created heightened unrest and uncertainty in the region. In mid-2006, Israel engaged in an armed conflict with Hezbollah, a Shiite Islamist militia group based in Lebanon, and in June 2007, there was an escalation in violence in the Gaza Strip. From December 2008 through January 2009 and again in November and December 2012, Israel engaged in an armed conflict with Hamas, which involved missile strikes against civilian targets in various parts of Israel and negatively affected business conditions in Israel. Recent political uprisings and social unrest in Syria are affecting its political stability, which has led to the deterioration of the political relationship between Syria and Israel and have raised new concerns regarding security in the region and the potential for armed conflict. Similar civil unrest and political turbulence is currently ongoing in many countries in the region. The continued political instability and hostilities between Israel and its neighbors and any future armed conflict, terrorist activity or political instability in the region could adversely affect our operations in Israel and adversely affect the market price of our shares of common stock. In addition, several countries restrict doing business with Israel and Israeli companies have been and are today subjected to economic boycotts. The interruption or curtailment of trade between Israel and its present trading partners could adversely affect our business, financial condition and results of operations.

Our operations could be disrupted as a result of the obligation of certain of our personnel residing in Israel to perform military service.

Some of our key employees reside in Israel and may be required to perform annual military reserve duty. Currently, all male adult citizens and permanent residents of Israel under the age of 40 (or older, depending on their position with the Israeli Defense Forces reserves), unless exempt, are obligated to perform military reserve duty annually and are subject to being called to active duty at any time under emergency circumstances. Our operations could be disrupted by the absence for a significant period of one or more of our key employees due to military service. Any such disruption could have a material adverse effect on our business, results of operations and financial condition.

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

It may be difficult for investors in the U.S. to enforce any judgments obtained against us or some of our directors or officers.

The majority of our assets are located outside the U.S. In addition, two of our directors and certain of our officers are nationals and/or residents of countries other than the U.S., and all or a substantial portion of such persons’ assets are located outside the U.S. As a result, it may be difficult for investors to enforce within the U.S. any judgments obtained against us or any of our non-U.S. directors or officers, including judgments predicated upon the civil liability provisions of the securities laws of the U.S. or any state thereof. Additionally, it may be difficult to assert U.S. securities law claims in actions originally instituted outside of the U.S. Israeli courts may refuse to hear a U.S. securities law claim because Israeli courts may not be the most appropriate forums in which to bring such a claim. Even if an Israeli court agrees to hear a claim, it may determine that the Israeli law, and not U.S. law, is applicable to the claim. Further, if U.S. law is found to be applicable, certain content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process, and certain matters of procedure would still be governed by the Israeli law. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal and state securities laws against us or any of our non-U.S. directors or officers.

The tax benefits that are available to us require us to continue meeting various conditions and may be terminated or reduced in the future, which could increase our costs and taxes.

The tax benefits that are available to us require us to continue meeting various conditions and may be terminated or reduced in the future, which could increase our costs and taxes. InspireMD Ltd. has been granted a “Beneficiary Enterprise” status by the Investment Center in the Israeli Ministry of Industry Trade and Labor which made us eligible for tax benefits under the Israeli Law for the Encouragement of Capital Investments, 1959. In order to remain eligible for the tax benefits of a “Beneficiary Enterprise”, we must continue to meet certain conditions stipulated in the Israeli Law for the Encouragement of Capital Investments, 1959 and its regulations, as amended, which may include, among other things, making specified investments in fixed assets and equipment, financing a percentage of those investments with our capital contributions, filing certain reports with the Investment Center, complying with provisions regarding intellectual property and the criteria set forth in the specific certificate of approval issued by the Investment Center or the Israel Tax Authority. If we do not meet these requirements, the tax benefits could be cancelled and we could be required to refund any tax benefits that we received in the past. Further, in the future, these tax benefits may be reduced or discontinued. If these tax benefits are cancelled, our Israeli taxable income would be subject to regular Israeli corporate tax rates. The standard corporate tax rate for Israeli companies in 2011 was 24% of their taxable income, was increased to 25% for 2012 and 2013 and will be increased to 26.5% in 2014. In the future, we may not be eligible to receive additional tax benefits under the Israeli Law for the Encouragement of Capital Investments, 1959. The termination or reduction of these tax benefits would increase our tax liability, which would reduce our profits.

Risks Related to Our Organization and Our Common Stock

We are subject to financial reporting and other requirements that place significant demands on our resources.

On March 31, 2011, we became subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended, including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires us to conduct an annual management assessment of the effectiveness of our internal controls over financial reporting. These reporting and other obligations place significant demands on our management, administrative, operational, internal audit and accounting resources. Any failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price. Moreover, effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed.

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

Our board of directors is authorized to issue shares of preferred stock in one or more series and to fix the voting powers, preferences and other rights and limitations of the preferred stock. Accordingly, we may issue shares of preferred stock with a preference over our common stock with respect to dividends or distributions on liquidation or dissolution, or that may otherwise adversely affect the voting or other rights of the holders of common stock. Issuances of preferred stock, depending upon the rights, preferences and designations of the preferred stock, may have the effect of delaying, deterring or preventing a change of control, even if that change of control might benefit our stockholders. In addition, we are subject to Section 203 of the Delaware General Corporation Law. Section 203 generally prohibits a public Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless (i) prior to the date of the transaction, the board of directors of the corporation approved either the business combination or the transaction which resulted in the stockholder becoming an interested stockholder; (ii) the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced, excluding for purposes of determining the number of shares outstanding (a) shares owned by persons who are directors and also officers and (b) shares owned by employee stock plans in which employee participants do not have the right to determine confidentially whether shares held subject to the plan will be tendered in a tender or exchange offer; or (iii) on or subsequent to the date of the transaction, the business combination is approved by the board and authorized at an annual or special meeting of stockholders, and not by written consent, by the affirmative vote of at least 66 2/3% of the outstanding voting stock which is not owned by the interested stockholder.

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

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock and make it more difficult for us to raise funds through future offerings of common stock. Our stockholders may sell substantial amounts of our common stock in the public market or upon the expiration of any statutory holding period, under Rule 144, or upon expiration of lock-up periods applicable to outstanding shares, or issued upon the exercise of outstanding options or warrants, all of which are currently registered for resale. The availability of these shares of our common stock for resale in the public market has the potential to cause the supply of our common stock to exceed investor demand, thereby decreasing the price of our common stock.

In addition, the fact that our stockholders, option holders and warrant holders can sell substantial amounts of our common stock in the public market, whether or not sales have occurred or are occurring, could make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will probably not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	our history of recurring losses and negative cash flows from operating activities, significant future commitments and the uncertainty regarding the adequacy of our liquidity to pursue our complete business objectives;

•	our ability to complete clinical trials as anticipated and obtain and maintain regulatory approvals for our products;

•	our ability to adequately protect our intellectual property;

•	disputes over ownership of intellectual property;

•	our dependence on a single manufacturing facility and our ability to comply with stringent manufacturing quality standards and to increase production as necessary;

•	the risk that the data collected from our current and planned clinical trials may not be sufficient to demonstrate that the MGuard technology is an attractive alternative to other procedures and products;

•	intense competition in our industry, with competitors having substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution and personnel resources than we do;

•	entry of new competitors and products and potential technological obsolescence of our products;

•	loss of a key customer or supplier;

•	technical problems with our research and products and potential product liability claims;

•	adverse economic conditions;

•	adverse federal, state and local government regulation, in the U.S., Europe or Israel;

•	price increases for supplies and components;

•	inability to carry out research, development and commercialization plans; and

•	loss or retirement of key executives and research scientists.

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

Our headquarters are located in Boston, Massachusetts, where we lease executive office space. In addition, in Tel Aviv, Israel, we currently have a 1,000 square meter office and manufacturing facility that has the capacity to manufacture and assemble 4,800 stents per month, based upon the production schedule of one shift per day. We believe that our current facility is sufficient to meet anticipated future demand by adding additional shifts to our current production schedule.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.                 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted on the NYSE MKT since April 11, 2013 under the symbol NSPR. Prior to that date, it was traded on the OTC Bulletin Board since April 11, 2011. Prior to that date, there was no active market for our common stock.

The following table sets forth (i) the intra-day high and low sales prices per shares for our common stock as reported on the NYSE MKT for the period of April 11, 2013 to June 30, 2013, and (ii) the high and low bid prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board, for the period of April 11, 2011 to April 10, 2013. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The OTC Bulletin Board quotations are adjusted for the one-for-four reverse stock split of our common stock that occurred on December 21, 2012.

Fiscal Year Ending June 30, 2013	High	Low
First Quarter	$10.00	$3.84
Second Quarter	$10.16	$3.01
Third Quarter	$4.25	$1.95
Fourth Quarter	$3.15	$1.88

Transition Period Ended June 30, 2012	High	Low
First Quarter	$8.60	$4.40
Second Quarter	$7.40	$2.40

Fiscal Year Ended December 31, 2011	High	Low
Second Quarter	$11.56	$7.00
Third Quarter	$10.96	$7.20
Fourth Quarter	$10.36	$6.40

The last reported sales price of our common stock on the NYSE MKT on September 16, 2013, was $2.12 per share. As of September 16, 2013, there were approximately 194 holders of record of our common stock.

Dividend Policy

In the past, we have not declared or paid cash dividends on our common stock, and we do not intend to pay any cash dividends on our common stock. Rather, we intend to retain future earnings, if any, to fund the operation and expansion of our business and for general corporate purposes.

Recent Sales of Unregistered Securities.

On August 1, 2012, we issued options to purchase 50,000 shares of our common stock to Redington, Inc., as consideration for investor relations services. The securities issued to Redington, Inc. were not registered under the Securities Act of 1933, as amended, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933, as amended.

On September 14, 2012, PI Financial Corp. exercised warrants to purchase 36,375 shares of our common stock for aggregate consideration of $178,965. On September 17, 2012, PI Financial Corp. exercised warrants to purchase 6,125 shares of our common stock for aggregate consideration of $30,135. On September 20, 2012, PI Financial Corp. exercised warrants to purchase 15,000 shares of our common stock for aggregate consideration of $73,800. On September 24, 2012, PI Financial Corp. exercised warrants to purchase 16,250 shares of our common stock for aggregate consideration of $79,950.00. On September 26, 2012, PI Financial Corp. exercised warrants to purchase 9,300 shares of our common stock for aggregate consideration of $45,756.00. On October 1, 2012, PI Financial Corp. exercised warrants to purchase 10,175 shares of our common stock for aggregate consideration of $50,061. On October 5, 2012, PI Financial Corp. exercised warrants to purchase 32,500 shares of our common stock for aggregate consideration of $159,900. On October 10, 2012, PI Financial Corp. exercised warrants to purchase 48,821 shares of our common stock for aggregate consideration of $240,196.86. On October 19, 2012, PI Financial Corp. exercised warrants to purchase 19,000 shares of our common stock for aggregate consideration of $93,480. On October 25, 2012, PI Financial Corp. exercised warrants to purchase 2,107 shares of our common stock for aggregate consideration of $10,364. These shares of common stock were not registered under the Securities Act of 1933, as amended, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933, as amended.

On June 25, 2013, we issued 67,797 shares of our common stock pursuant to the InspireMD, Inc. 2011 UMBRELLA Option Plan in connection with the settlement of a dispute with a former consultant. These shares of common stock were not registered under the Securities Act of 1933, as amended, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On March 31, 2011, we completed a series of share exchange transactions pursuant to which we acquired all of the capital stock of InspireMD Ltd., a company formed under the laws of the State of Israel, in exchange for an aggregate of 12,666,665 (as adjusted for the one-for-four reverse stock split of our common stock that occurred on December 21, 2012) shares of our common stock. As a result of these share exchange transactions, InspireMD Ltd. became our wholly-owned subsidiary, we discontinued our former business and succeeded to the business of InspireMD Ltd. as our sole line of business.

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

We effectuated a one-for-four reverse stock split of our common stock on December 21, 2012.

Recent Events

On April 16, 2013, we consummated an underwritten public offering pursuant to which we sold 12.5 million shares of common stock. The public offering price of our common stock in this offering was $2.00 per share, resulting in aggregate net proceeds to us of approximately $22.6 million, after the underwriters’ commissions and offering expenses. On April 11, 2013, following the pricing of the offering, our common stock commenced trading on the NYSE MKT.

Critical Accounting Policies

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates using assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Actual results could differ from those estimates.

As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to inventory write-off, intangible assets, provisions for returns, legal contingencies, estimation of the fair value of share-based compensation and estimation of the fair value of warrants.

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

Concentration of credit risk and allowance for doubtful accounts

Financial instruments that may potentially subject us to a concentration of credit risk consist of cash, cash equivalents and restricted cash which are deposited in major financial institutions in the U.S., Germany and Israel, and trade accounts receivable. Our trade accounts receivable are derived from revenues earned from customers from various countries. We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers. We also have a credit insurance policy for some of our customers. We maintain an allowance for doubtful accounts receivable based upon the expected ability to collect the accounts receivable. We review our allowance for doubtful accounts quarterly by assessing individual accounts receivable and all other balances based on historical collection experience and an economic risk assessment. If we determine that a specific customer is unable to meet its financial obligations to us, we provide an allowance for credit losses to reduce the receivable to the amount our management reasonably believes will be collected. To mitigate risks, we deposit cash and cash equivalents with high credit quality financial institutions. Provisions for doubtful debts are netted against “Accounts receivable-trade.”

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

As of June 30, 2013, there were no deferred revenues related to sales in the balance sheet for which the rate of return could not be reliably estimated.

Our arrangements with distributors may contain the right to receive free products upon the achievement of sales targets. Each period, we estimate the amount of free products to which these distributors will be entitled based upon the expected achievement of sales targets and defer a portion of revenues accordingly.

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

Uncertain tax and value added tax positions

We follow a two-step approach to recognizing and measuring uncertain tax and value added tax positions. The first step is to evaluate the tax and value added tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit. The second step is to measure the tax and value added tax benefit as the largest amount that is more than 50% and 75%, respectively, likely of being realized upon ultimate settlement. Such liabilities are classified as long-term, unless the liability is expected to be resolved within twelve months from the balance sheet date. Our policy is to include interest related to unrecognized tax benefits within financial expenses.

Results of Operations

Twelve months ended June 30, 2013 compared to twelve months ended June 30, 2012

Revenues. For the twelve months ended June 30, 2013, revenue decreased by approximately $0.5 million, or 8.9%, to approximately $4.9 million from approximately $5.3 million during the same period in 2012. This decrease was predominantly driven by a decrease in sales volume of approximately $0.5 million, or approximately 9.6%, partially offset by price increases to our repeat distributors of approximately $36,000, or approximately 0.7%. The $0.5 million decrease in sales volume was due largely to the fact that we are in the process of replacing certain third party distributors with direct sales channels in key countries where end user average selling prices, along with other limiting factors, continue to impair sales. While we believe that this transition to direct selling will ultimately lead to greater sales in these markets, the transition away from certain distributors adversely impacted revenue for the twelve months ended June 30, 2013, as we had fewer parties selling our products.

With respect to regions, the decrease in revenue was mainly attributable to a decrease of approximately $0.6 million in revenue from our distributors in Latin America and a decrease of approximately $0.2 million in revenue from our distributors throughout the rest of the world. These decreases were partially offset by an increase of approximately $0.3 million in revenue from our distributors in Asia.

Gross Profit. For the twelve months ended June 30, 2013, gross profit (revenue less cost of revenues) increased 3.6%, or approximately $0.1 million, to approximately $2.6 million from approximately $2.5 million during the same period in 2012. The increase in gross profit is attributable to a decrease in cost of revenues of approximately $0.6 million, primarily attributable to a non-recurring write-off of approximately $0.4 million of slow moving inventory in the twelve months ended June 30, 2012, which did not occur in the same period in 2013, as well as a decrease of approximately $0.3 million of material and labor costs due to the decrease in sales of $0.5 million, as discussed above, partially offset by approximately $0.2 million of expenses related to the consolidation of our manufacturing facilities. The decrease of approximately $0.6 million in cost of revenues was partially offset by a decrease in revenue of approximately $0.5 million as discussed above. Gross margin increased from 46.7% in the twelve months ended June 30, 2012 to 53.2% in the twelve months ended June 30, 2013.

Royalties’ Buyout Expenses. For the twelve months ended June 30, 2013, we incurred approximately $0.9 million in royalties’ buyout expenses relating to the restructuring of our royalty agreement for the MGuard Prime version of our MGuard Coronary stent. In connection with the restructuring of this agreement, the licensor of the stent design used for this product agreed to reduce the royalty rate from 7% of net sales outside of the United States, 7% of the first $10.0 million of net sales in the United States and 10% of net sales in the United States above $10.0 million to 2.9% of all net sales both inside and outside the United States in exchange for (i) us waiving $85,000 in regulatory fees owed to us, (ii) us making full payment of royalties owed as of September 30, 2012 in the amount of $205,587 and (iii) $1,763,000, payable in 215,000 shares of our common stock that were valued at $8.20 per share. There was no such expense during the twelve months ended June 30, 2012. Royalties’ buyout expenses as a percentage of revenue was 18.8% for the twelve months ended June 30, 2013.

Research and Development Expenses. For the twelve months ended June 30, 2013, research and development expenses increased 4.2%, or approximately $0.2 million, to approximately $4.2 million, from approximately $4.0 million during the same period in 2012. The increase in research and development expenses resulted primarily from an increase of approximately $0.1 million in salaries, an increase of approximately $0.1 million in patent expenses, an increase of approximately $0.1 million in expenditures related to the development of the MGuard Carotid product and an increase of approximately $0.2 million in miscellaneous expense. These increases were partially offset by a decrease in clinical trial expenses of approximately $0.3 million, attributable mainly to fewer expenses associated with our MASTER Trial, as we approach the trial’s conclusion (decrease of approximately $0.2 million), and our U.S. Food and Drug Administration trial (decrease of approximately $0.1 million). Research and development expense as a percentage of revenue increased to 85.3% for the twelve months ended June 30, 2013 from 74.6% in the same period in 2012. However, research and development expenses related to our U.S. Food and Drug Administration Trial are expected to increase sharply, as we received an approval with conditions to commence the trial on April 19, 2013 and had the first patient enroll in July 2013.

Selling and Marketing Expenses. For the twelve months ended June 30, 2013, selling and marketing expenses increased 66.3%, or approximately $1.4 million, to approximately $3.6 million, from approximately $2.2 million during the same period in 2012. The increase in selling and marketing expenses resulted primarily from an increase of approximately $0.7 million in salaries as we expanded our sales activities worldwide, an increase of approximately $0.4 million in expenditures related to promotional activities related to the Transcatheter Cardiovascular Therapeutics (TCT) conference in Miami, Florida, where we announced our MASTER trial results, an increase of approximately $0.5 million in product promotion expenses and an increase of approximately $0.3 million in travel expenses for our increased sales force. Much of these sales initiatives were driven by our efforts to capitalize on the publication of the initial MASTER trial results, which represented our first randomized data related to our MGuard technology. These increases in sales and marketing expenses were partially offset by a decrease of approximately $0.3 million in share-based compensation expenses and a decrease of approximately $0.2 million in miscellaneous expenses. With the growth of our sales force, and associated activities, as described above, selling and marketing expenses as a percentage of revenue increased to 74.2% in the twelve months ended June 30, 2013 from 40.6% in the same period in 2012.

General and Administrative Expenses. For the twelve months ended June 30, 2013, general and administrative expenses decreased 35.4%, or approximately $4.9 million, to approximately $9.0 million from approximately $13.9 million during the same period in 2012. The decrease in general and administrative expenses resulted primarily from a decrease in share-based compensation of $6.1 million (which predominantly pertained to director’s compensation paid in 2012) and a decrease of approximately $0.3 million in expenses related to consultants. This decrease was partially offset by an increase in salaries of approximately $0.6 million (which predominately relates to the hiring of our new chief executive officer), an increase of approximately $0.5 million in legal expenses largely associated with our previous financing efforts, an increase of approximately $0.1 million in bad debt expense, an increase of approximately $0.1 million in audit fees, and an increase of approximately $0.2 million in miscellaneous expenses. General and administrative expenses as a percentage of revenue decreased to 184.1% in the twelve months ended June 30, 2013 from 259.5% in the same period in 2012.

Financial Expenses. For the twelve months ended June 30, 2013, financial expenses increased to approximately $14.1 million from approximately $38,000 during the same period in 2012. The increase in financial expenses resulted primarily from approximately $9.9 million in non-recurring, non-cash effects of the debt inducement related to the adjustment of the conversion ratio of our convertible debentures upon their retirement in April 2013, $4.3 million of amortization expense pertaining to our convertible debentures and their related issuance costs (of which approximately $3.6 million represented the non-recurring, non-cash amortization of the discount of the convertible debentures and their related issuance costs). In addition to these non-recurring, non-cash expenses, we also incurred approximately $1.5 million of expense pertaining to our obligation to issue shares of common stock without new consideration to the investors in our March 2011 private placement due to certain anti-dilution rights held by such stockholders. These expenses were partially offset by approximately $1.4 million of financial income pertaining to the revaluation of certain of our warrants due to our stock price decreasing to $2.21 on June 30, 2013, from $4.24 on June 30, 2012 and approximately $0.1 million for the favorable impact of exchange rate differences for the twelve months ended June 30, 2013. Financial expense as a percentage of revenue increased from 0.7% in the twelve months ended June 30, 2012, to 290.9% in the same period in 2013. If the non-recurring, non-cash effects of the debt inducement and amortization expense are removed, financial expenses for the twelve months ended June 30, 2013 would have totaled approximately $0.7 million, an increase of approximately $0.7 million from the same period in 2012.

Tax Expenses. For the twelve months ended June 30, 2013, tax expenses decreased approximately $6,000 to approximately $8,000 for the twelve months ended June 30, 2013, from approximately $14,000 during the same period in 2012.

Net Loss. Our net loss increased by approximately $11.7 million, or 66.3%, to approximately $29.3 million for the twelve months ended June 30, 2013 from approximately $17.6 million during the same period in 2012. The increase in net loss resulted primarily from an increase of approximately $14.2 million in financial expenses, of which, approximately $13.5 million were non-recurring, non-cash (see above for explanation), partially offset by a decrease of approximately $2.4 million in operating expenses (see above for explanation) and an increase of approximately $0.1 million in gross profit (see above for explanation). If the non-recurring, non-cash effects of the debt inducement and amortization expense are removed, our net loss would be approximately $15.8 million for the twelve months ended June 30, 2013, as compared to a net loss of approximately $17.6 million for the same period in 2012, an improvement of approximately $1.8 million, or 10%.

Liquidity and Capital Resources

Twelve months ended June 30, 2013 compared to twelve months ended June 30, 2012

Due to the underwritten public offering of our common stock in April 2013, pursuant to which we received net proceeds of approximately $22.6 million, and the exchange and amendment agreement pursuant to which, as described below, we fully satisfied our obligations under our senior secured convertible debentures due April 15, 2014 in the prior principal amount of $11.7 million, we believe that we have sufficient cash to continue our operations into 2015. However, depending on the operating results in 2014, we may need to raise additional funds in 2015 to continue financing our operations.

General. At June 30, 2013, we had cash and cash equivalents of approximately $14.8 million, as compared to $10.3 million as of June 30, 2012. We have historically met our cash needs through a combination of issuing new shares, borrowing activities and sales. Our cash requirements are generally for clinical trials, marketing and sales activities, finance and administrative cost, capital expenditures and general working capital.

Cash used in our operating activities was approximately $10.3 million for the twelve months ended June 30, 2013 and $8.6 million for the same period in 2012. The principal reasons for the usage of cash in our operating activities for the twelve months ended June 30, 2013 include a net loss of approximately $29.3 million, offset by approximately $13.5 million in non-cash financial expenses, approximately $3.8 million in non-cash share-based compensation that was largely paid to our directors, approximately $0.9 million in a non-cash royalties buyout related to the restructuring of our royalty agreement for the MGuard Prime version of our MGuard Coronary stent, as discussed above, a decrease in working capital of approximately $0.4 million, approximately $0.2 million in depreciation and amortization expenses and approximately $0.2 million of miscellaneous expenditures.

Cash used in our investing activities was approximately $376,000 during the twelve months ended June 30, 2013, compared to approximately $43,000 during the same period in 2012. The principal reason for the increase in cash used in investing activities during 2013 was the purchase of property, plant and equipment of approximately $202,000 (primarily new manufacturing equipment and leasehold improvements for our production facilities), an increase in restricted cash of approximately $56,000 and the funding of employee retirement funds of approximately $118,000.

Cash generated by financing activities was approximately $15.1 million for the twelve months ended June 30, 2013, compared to $11.1 million generated during the same period in 2012. The principal source of cash from financing activities during the twelve months ended June 30, 2013 was funds received from the issuance of shares in connection with the underwritten public offering of our common stock of approximately $22.9 million, as well as approximately $1.0 million from the exercise of options and warrants, partially offset by the partial satisfaction of our convertible debentures for approximately $8.8 million as described below. In contrast, during the twelve months ended June 30, 2012, we received approximately $9.9 million from the initial issuance of these convertible debentures and associated warrants and approximately $1.5 million from the exercise of options, partially offset by a repayment of a long term loan of approximately $0.3 million.

As of June 30, 2013, our current assets exceeded our current liabilities by a multiple of 4.68. Current assets increased approximately $4.6 million during the twelve months period, mainly due to cash received from financing activities, and current liabilities increased by approximately $0.5 million during the same period. As a result, our working capital surplus increased by approximately $4.1 million to approximately $14.9 million at June 30, 2013.

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

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board issued Accounting Standard Update 2012-02, “Intangibles- Goodwill and other (Topic 350): Testing Indefinite Intangibles Assets for Impairment,” which amended the guidance in ASC 350-30 on testing indefinite-lived intangible assets, other than goodwill, for impairment allowing an entity to perform a qualitative impairment assessment. If the entity determines that it is not more likely than not that the fair value of the reporting unit is less than the carrying amount, further testing of indefinite-lived intangible assets for impairment is not required and the entity would not need to calculate the fair value of the asset and perform a quantitative impairment test. In addition, the standard did not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it revised the examples of events and circumstances that an entity should consider in interim periods. Accounting Standard Update 2012-02 was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption being permitted. We believe that the adoption of this standard will not have a material impact on the consolidated financial statements.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

The following financial statements are included as part of this Report (See Item 15):

•	Report of Kesselman & Kesselman, Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of June 30, 2013 and 2012

•	Consolidated Statements of Operations for the Years Ended June 30, 2013 and 2012

•	Consolidated Statements of Changes in Equity for the Years Ended June 30, 2013 and 2012

•	Consolidated Statements of Cash Flows for the Years Ended June 30, 2013 and 2012

•	Notes to the Consolidated Financial Statements

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures”, as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended as of June 30, 2013, the end of the period covered by this Annual Report on Form 10-K. The disclosure controls and procedures evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2013.

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

Management, including our chief executive officer and our chief financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of June 30, 2013.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our executive officers and the members of our board of directors.

Name	Age	Position
Alan Milinazzo	53	President, Chief Executive Officer and Director
Craig Shore	52	Chief Financial Officer, Chief Administrative Officer, Secretary and Treasurer
Eli Bar	48	Senior Vice President of Research and Development and Chief Technical Officer of InspireMD Ltd.
Robert Ratini	51	Vice President of Sales and Marketing of InspireMD Ltd.
Sol J. Barer, Ph.D.	66	Chairman of the Board of Directors
James Barry, Ph.D.	54	Director
Michael Berman	55	Director
Asher Holzer, Ph.D.	63	Director
James J. Loughlin	70	Director
Campbell Rogers, M.D.	52	Director
Paul Stuka	58	Director
Eyal Weinstein	58	Director

Our directors hold office until the earlier of their death, resignation or removal by stockholders or until their successors have been qualified. Our directors are divided into three classes. Alan Milinazzo, Sol J. Barer, Ph.D. and Paul Stuka are our class 1 directors, with their terms of office to expire at our 2015 annual meeting of stockholders. Asher Holzer, Ph.D., Michael Berman and Eyal Weinstein are our class 2 directors, with their terms of office to expire at our 2013 annual meeting of stockholders. Campbell Rogers, M.D., James Barry, Ph.D. and James J. Loughlin are our class 3 directors, with their terms of office to expire at our 2014 annual meeting of stockholders. At each annual meeting of stockholders, directors elected to succeed those directors whose terms expire shall be elected for a term of office to expire at the third succeeding annual meeting of stockholders after their election, with each director to hold office until his or her successor shall have been duly elected and qualified.

Our officers hold office until the earlier of their death, resignation or removal by our board of directors or until their successors have been selected. They serve at the pleasure of our board of directors.

Executive Officers and Directors

Alan Milinazzo has served as our president, chief executive officer and director since January 3, 2013. Mr. Milinazzo served as president and chief executive officer of Orthofix International N.V., a Nasdaq-listed medical device company, until August 2011, a position he was promoted to in 2006 after being hired a year earlier as chief operating officer. He also served as a director of Orthofix International N.V. from December 2006 until June 2012. From 2002 to 2005, Mr. Milinazzo was the general manager of Medtronic, Inc.’s coronary and peripheral vascular businesses. Mr. Milinazzo also spent 12 years as an executive with Boston Scientific Corporation in numerous roles, including vice president of marketing for SCIMED Europe. Mr. Milinazzo has over 20 years of experience in management and marketing, including positions with Aspect Medical Systems and American Hospital Supply. As chief executive officer, Mr. Milinazzo’s position on the board ensures a unity of vision between the broader goals of our company and our day-to-day operations.

Craig Shore has served as our chief financial officer, secretary and treasurer since March 31, 2011 and as our chief administrative officer since May 3, 2013. In addition, since November 10, 2010, Mr. Shore has served as InspireMD Ltd.’s vice president of business development. From February 2008 through June 2009, Mr. Shore served as chief financial officer of World Group Capital Ltd. and Nepco Star Ltd., both publicly traded companies on the Tel Aviv Stock Exchange, based in Tel Aviv, Israel. From March 2006 until February 2008, Mr. Shore served as the chief financial officer of Cellnets Solutions Ltd., a provider of advanced cellular public telephony solutions for low to middle income populations of developing countries based in Azur, Israel. Mr. Shore has over 25 years of experience in financial management in the U.S., Europe and Israel. His experience includes raising capital both in the private and public markets. Mr. Shore graduated with honors and received a B.Sc. in Finance from Pennsylvania State University and an M.B.A. from George Washington University.

Eli Bar has served as InspireMD Ltd.’s senior vice president of research and development and chief technical officer since February 2011. Prior to that, he served as InspireMD Ltd.’s vice president of research and development since October 2006 and engineering manager since June 2005. Mr. Bar has over 15 years’ experience in medical device product development. Mr. Bar has vast experience building a complete research and development structure, managing teams from the idea stage to an advanced marketable product. He has been involved with many medical device projects over the years and has developed a synthetic vascular graft for femoral and coronary artery replacement, a covered stent and a fully implantable ventricular assist device. Mr. Bar has more than nine filed device and method patent applications and he has initiated two medical device projects. Mr. Bar is also a director of Blue Surgical Ltd., a medical device company based in Israel. Mr. Bar graduated from New Haven University in Connecticut with a B.Sc. in Mechanical Engineering.

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

Sol J. Barer, Ph.D., has served as a director since July 11, 2011 and has served as our chairman since November 16, 2011. Dr. Barer has 25 years of experience with publicly traded biotechnology companies. In 1980, when Dr. Barer was with Celanese Research Company, he formed the biotechnology group that was subsequently spun out to form Celgene Corporation. Dr. Barer spent 18 years leading Celgene Corporation as president, chief operating officer and chief executive officer, culminating with his tenure as Celgene Corporation’s executive chairman and chairman beginning in May 2006 until his retirement in June 2011. Dr. Barer is also a director of Cerecor, Inc., Edge Therapeutics, Inc., Medgenics, Inc., ContraFect Corporation, Amicus Therapeutics, Inc. and Aegerion Pharmaceuticals, Inc. and serves as a senior advisor to a number of other biotechnology companies. Dr. Barer received a Ph.D. in organic chemistry from Rutgers University. Dr. Barer brings to the board significant scientific and executive leadership experience in the U.S. biotechnology industry and prior service on the board of directors of other publicly-held biopharmaceutical companies, as well as a unique perspective on the best methods of growth for a biotechnology company.

James Barry, Ph.D., has served as a director since January 30, 2012. Dr. Barry has served as executive vice president and chief operating officer at Arsenal Medical Inc., a medical device company focused on local therapy, since September 2011. Dr. Barry also heads his own consulting firm, Convergent Biomedical Group LLC, advising medtech companies on product development, strategy, regulatory challenges and fund raising. Until June 2010, he was senior vice president, corporate technology development at Boston Scientific Corporation, where he was in charge of the corporate research and development and pre-clinical sciences functions. Dr. Barry joined Boston Scientific in 1992 and oversaw its efforts in the identification and development of drug, device and biological systems for applications with implantable and catheter-based delivery systems. He currently serves on a number of advisory boards including the College of Biomedical Engineering at Yale University, the College of Sciences at University of Massachusetts-Lowell, and the Massachusetts Life Science Center. Dr. Barry received his Ph.D. in Biochemistry from the University of Massachusetts-Lowell and holds a B.A. degree in Chemistry from Saint Anselm College. Dr. Barry brings to the board over 20 years of experience in leadership roles in the medical device industry and significant medical technology experience, in particular with respect to interventional cardiology products.

Michael Berman, has served as our director since February 7, 2013. Mr. Berman is a medical device entrepreneur who works with high-potential development and early-stage commercial companies. From 2005 to 2012, when the company was sold to Boston Scientific, Mr. Berman was a co-founder and the chairman of BridgePoint Medical, Inc., which developed technology to treat coronary and peripheral vascular chronic total occlusions. Mr. Berman was also a member of the board of UltraShape Ltd. from 2005 until 2011, when the company was sold to Syneron Medical Ltd. Mr. Berman has served (i) since 2003 as co-founder and a director of Aetherworks I and II, a medical device incubator, (ii) since 2004 as a co-founder and director of Benechill, Inc., a company developing a therapeutic hypothermia system for the treatment of cardiac arrest, (iii) since 2011 as an advisor to, and since 2012 as a director of, Cardiosonic, Inc., a company developing a system for hypertension reduction via renal denervation, (iv) since 2005 as a director of PharmaCentra, LLC, which creates customizable marketing programs that help pharmaceutical companies communicate with physicians and patients, (v) since 2011 as a co-founder and director of Rebiotix Inc., a company developing an innovative treatment for C Diff colitis, (vi) since 2011 as a director of AngioSlide Ltd., a medical device company that has developed an embolic capture angioplasty device, (vii) since 2011 as a director of InterValve, Inc., a medical device company developing an aortic valvuloplasty balloon for treatment of calcific aortic stenosis, and (viii) since 2013 as a Director of ClearCut Inc., a medical device company that has developed an MRI system for tumor margin assessment. Mr. Berman was a member of the Data Sciences International, Inc. board from 2001 until 2012. Mr. Berman brings to the board his extensive executive and entrepreneurial experiences in the field of medical devices and interventional cardiology, which should assist in strengthening and advancing our strategic focus.

Asher Holzer, Ph.D., has served as our director since March 31, 2011. Dr. Holzer served as our president from March 31, 2011 until June 1, 2012 and served as our chairman from March 31, 2011 until November 16, 2011. In addition, Dr. Holzer served as the president and chairman of the board of InspireMD Ltd. from April 2007 until June 1, 2012. Previously, Dr. Holzer founded Adar Medical Ltd., an investment firm specializing in medical device startups, and served as its chief executive officer from 2002 through 2004. Dr. Holzer currently serves on the board of directors of BioSig Technologies, Inc., Adar Medical Ltd., O.S.H.-IL The Israeli Society of Occupational Safety and Health Ltd., Theracoat Ltd. (where he serves as chairman of the board), 2to3D Ltd. and S.P. Market Windows Cyprus. Dr. Holzer earned his Ph.D. in Applied Physics from the Hebrew University. Dr. Holzer is also an inventor and holder of numerous patents. Dr. Holzer brings to the board his more than 25 years of experience in advanced medical devices, as well as expertise covering a wide range of activities, including product development, clinical studies, regulatory affairs, market introduction and the financial aspects of the stent business.

James J. Loughlin has served as our director since September 19, 2012. Mr. Loughlin served as the national director of the pharmaceuticals practice at KPMG LLP, and a five-year term as member of the board of directors of KPMG LLP. Additionally, Mr. Loughlin served as chairman of the pension and investment committee of the KPMG LLP board from 1995 through 2001. He also served as partner in charge of human resources, chairman of the personnel and professional development committee, secretary and trustee of the Peat Marwick Foundation and a member of the pension, operating and strategic planning committees. In addition, Mr. Loughlin has served as a member of the board of directors of Celgene Corporation, a global biopharmaceutical company focused on novel therapies for the treatment of cancer and inflammatory diseases, since 2006, including as chairman of the audit committee since June 2008 and a member of the compensation committee since June 2008. Mr. Loughlin served as a member of the board of directors of Alfacell Corporation, a biopharmaceutical company primarily focused on therapeutic drugs for the treatment of cancer and other pathological conditions, until 2008 and Datascope Corp., a medical device company engaged in the interventional cardiology and radiology, cardiovascular and vascular surgery, and critical care fields, until January 2009. Mr. Loughlin brings to the board his valuable experiences as national director of the pharmaceuticals practice at KPMG LLP, an extensive background in accounting and financial reporting, qualifying him as an audit committee financial expert, and prior service on the board of directors of other publicly-held biopharmaceutical companies.

Campbell Rogers, M.D., has served as a director since September 3, 2013. Dr. Rogers has served as chief medical officer of HeartFlow, Inc., a cardiovascular diagnostics company, since March 2012. Prior to joining HeartFlow, Inc., he was the chief scientific officer and global head of research and development at Cordis Corporation, Johnson & Johnson, where he was responsible for leading investments and research in cardiovascular devices, from July 2006 to March 2012. Prior to that, he was associate professor of medicine at Harvard Medical School and the Harvard-M.I.T. Division of Health Sciences and Technology and director of the cardiac catheterization and experimental cardiovascular interventional laboratories at Brigham and Women’s Hospital. He served as principal investigator for numerous interventional cardiology device, diagnostic, and pharmacology trials, is the author of numerous journal articles, chapters, and books in the area of coronary artery and other cardiovascular diseases and was the recipient of research grant awards from the National Institute of Health and the American Heart Association. He received his A.B. from Harvard College and his M.D. from Harvard Medical School. Dr. Rogers’ qualifications to serve on the board include his significant experience in cardiovascular devices, as well as his familiarity with the operations of medical device companies.

Paul Stuka has served as a director since August 8, 2011. Mr. Stuka has served as the managing member of Osiris Partners, LLC, an investment fund, since 2000. Prior to forming Osiris Partners, LLC, Mr. Stuka, with 30 years of experience in the investment industry, was a managing director of Longwood Partners, managing small cap institutional accounts. In 1995, Mr. Stuka joined State Street Research and Management as manager of its Market Neutral and Mid Cap Growth Funds. From 1986 to 1994, Mr. Stuka served as the general partner of Stuka Associates, where he managed a U.S.-based investment partnership. Mr. Stuka began his career in 1980 as an analyst at Fidelity Management and Research. As an analyst, Mr. Stuka followed a wide array of industries including healthcare, energy, transportation, and lodging and gaming. Early in his career he became the assistant portfolio manager for three Fidelity Funds, including the Select Healthcare Fund which was recognized as the top performing fund in the U.S. for the five-year period ending December 31, 1985. Mr. Stuka has served as a director of Lucid, Inc. since June 2013. Mr. Stuka’s qualifications to serve on the board include his significant strategic and business insight from his years of experience investing in the healthcare industry.

Eyal Weinstein has served as a director since August 8, 2011. Mr. Weinstein is the chief executive officer of LEOREX Ltd., a company developing and marketing dermo cosmetic products. From 2001 to 2007, Mr. Weinstein worked as manager-partner of C.I.G., an economic and accounting consultancy, consulting for leading Israeli banks, including Bank Leumi, Bank Hapoalim, Israeli Discount Bank and Bank Hamizrachi. From 2000 to 2001, he was manager-partner of Exseed, a venture capital fund that invested in early-stage companies. Beginning in 1996, Mr. Weinstein was a partner and founder in the establishment of three high-tech companies that were ultimately sold, two to Microsoft Corporation. Mr. Weinstein currently serves on the board of directors of Cell Buddy Network Ltd. Mr. Weinstein brings to the board his considerable management and business experience as an executive of several companies and investment funds in Israel.

Messrs. Milinazzo, Shore and Ratini are parties to certain agreements related to their service as executive officers and directors described under “Item 11. Executive Compensation – Agreements with Executive Officers.”

Family Relationships

We have no family relationships amongst our directors and executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. Directors, officers and persons who own more than ten percent of our common stock are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us, during the twelve months ended June 30, 2013, each of our directors, officers and greater than ten percent stockholders complied with all Section 16(a) filing requirements applicable to our directors, officers and greater than ten percent stockholders, except that each of Messrs. Ratini and Stuka and Dr. Barer reported one transaction on a late Form 4, Mr. Milinazzo twice reported a transaction on a late Form 4 and Mr. Bar reported a series of nine transactions on a late Form 4.

Board Committees

Our board of directors has established an audit committee, a nominating and corporate governance committee and a compensation committee, each of which has the composition and responsibilities described below.

Audit Committee. Our audit committee is currently comprised of Messrs. Loughlin, Stuka and Weinstein and Dr. Barer, each of whom our board has determined to be financially literate and qualify as an independent director under Section 803 of the NYSE MKT rules. Mr. Loughlin is the chairman of our audit committee and qualifies as a financial expert, as defined in Item 407(d)(5)(ii) of Regulation S-K. The audit committee’s duties are to recommend to our board of directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls.

Nominating and Corporate Governance Committee. Our nominating and corporate governance committee is currently comprised of Messrs. Berman, Stuka and Weinstein and Dr. Barer, each of whom qualify as an independent director under Section 803 of the NYSE MKT rules. Mr. Berman is the chairman of our nominating and corporate governance committee. The nominating and corporate governance committee identifies and recommends to our board of directors individuals qualified to be director nominees. In addition, the nominating and corporate governance committee recommends to our board of directors the members and chairman of each board committee who will periodically review and assess our code of business conduct and ethics and our corporate governance guidelines. The nominating and corporate governance committee also makes recommendations for changes to our code of business conduct and ethics and our corporate governance guidelines to our board of directors, reviews any other matters related to our corporate governance and oversees the evaluation of our board of directors and our management.

The nominating and corporate governance committee will consider all proposed nominees for the board of directors, including those put forward by stockholders. Stockholder nominations should be in writing, addressed to the nominating and corporate governance committee in care of the secretary at InspireMD, Inc., 800 Boylston Street, Suite 16041, Boston, MA 02199, in accordance with the provisions of our Amended and Restated Bylaws.

Compensation Committee. Our compensation committee is currently comprised of Messrs. Stuka and Loughlin and Dr. Barer, each of whom qualify as an independent director under Section 803 of the NYSE MKT rules. Mr. Stuka is the chairman of our compensation committee. The compensation committee reviews and approves our salary and benefits policies, including compensation of executive officers and directors. The compensation committee also administers our stock option plans and recommends and approves grants of stock options under such plans.

Code of Ethics

We have adopted a code of ethics and business conduct that applies to our officers, directors and employees, including our principal executive officer, principal financial officer and principal accounting officer, which is posted on our website at www.inspire-md.com. We intend to disclose future amendments to certain provisions of the code of ethics, or waivers of such provisions granted to executive officers and directors, on this website within four business days following the date of such amendment or waiver.

Item 11.	Executive Compensation.

Summary Compensation Table

The table below sets forth, for the twelve month period ended June 30, 2013, the six month period ended June 30, 2012 and the twelve month period ended December 31, 2011, the compensation earned by Alan Milinazzo, our president and chief executive officer, Craig Shore, our chief financial officer, secretary and treasurer, Robert Ratini, the vice president of sales and marketing of InspireMD Ltd., and Ofir Paz, our former chief executive officer.

Name and Principal Position	Year	Salary ($)(1)	Option Awards($)(2)	Restricted stock Awards($)(2)	All Other Compensation ($)(1)		Total ($)(1)

Alan Milinazzo (3) President and Chief Executive Officer	2013	222,500	1,837,440	1,988,725	9,813	(4)	4,058,478

Craig Shore Chief Financial Officer, Chief Administrative Officer, Secretary and Treasurer (5)	2013	165,083	45,059	-	42,881	(6)	253,023
	2012	76,717	139,499	-	18,180	(6)	234,396
	2011	118,333	260,554	-	40,546	(6)	419,433

Robert Ratini Vice President of Sales and Marketing of InspireMD Ltd. (7)	2013	-	-	-	323,473	(8)	323,473
	2012	-	84,403	-	55,645	(8)	140,048

Ofir Paz (9) Former Chief Executive Officer (10)	2013	96,355	-	-	228,778	(11)	325,133
	2012	121,327	-		32,270	(11)	153,597
	2011	57,796	-	-	189,243	(11)	247,039

(1)	Compensation amounts received in non-U.S. currency have been converted into U.S. dollars using the average exchange rate for the applicable year. The average exchange rate for 2013 was 3.7944 NIS per dollar, the average exchange rate for 2012 was 3.80 NIS per dollar and the average exchange rate for 2011 was 3.5781 NIS per dollar.

(2)	The amounts in this column reflect the dollar amounts recognized for financial statement reporting purposes with respect to the twelve month period ended June 30, 2013, the six month period ended June 30, 2012 and the twelve month period ended December 31, 2011 in accordance with FASB ASC Topic 718. Fair value is based on the Black-Scholes option pricing model using the fair value of the underlying shares at the measurement date. For additional discussion of the valuation assumptions used in determining stock-based compensation and the grant date fair value for stock options, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies-Share-Based Compensation” and Note 2-“Significant Accounting Policies” and Note 9-Equity” of the Notes to the Consolidated Financial Statements for the Twelve Months Ended June 30, 2013 included herein.
(3)	Mr. Milinazzo served as our director during the twelve month period ended June 30, 2013 but did not receive any additional compensation for his services as director.
(4)	Mr. Milinazzo’s other compensation consisted solely of benefits related to health insurance in 2013.
(5)	For the twelve months ended June 30, 2012, Mr. Shore’s total compensation was $334,208, consisting of $156,873 in salary, $139,499 in option awards and $37,836 in other compensation.
(6)	Mr. Shore’s other compensation consisted solely of benefits in 2012 and 2013 and consisted of a warrant award valued at $5,266 and $35,280 in benefits in 2011. In each of 2011, 2012 and 2013, Mr. Shore’s benefits included our contributions to his severance, pension, vocational studies and disability funds, an annual recreation payment, a company car and cell phone, and a daily food allowance.
(7)	For the twelve months ended June 30, 2012, Mr. Ratini’s total compensation was $334,208, consisting of $84,403 in option awards and $55,645 in other compensation.
(8)	Mr. Ratini’s other compensation consisted of $34,711 in consulting salary and $20,934 in benefits in 2012 and $201,780 in consulting salary and $121,693 in benefits in 2013. Mr. Ratini’s benefits included our contributions to his severance, pension and an annual recreation payment.
(9)	Mr. Paz served as our director until his resignation on September 3, 2013 but did not receive any additional compensation for his services as director.
(10)	For the twelve months ended June 30, 2012, Mr. Paz’s total compensation was $282,733, consisting of $133,641 in salary and $149,092 in other compensation.
(11)	Mr. Paz’s other compensation consisted of $122,970 in consulting salary and $66,273 in benefits in 2011 and consisted solely of benefits in 2012 and $90,804 in consulting salary and $69,602 in benefits and $68,372 in vacation payout in 2013. In each of 2011, 2012 and 2013, Mr. Paz’s benefits included our contributions to his severance, pension, vocational studies and disability funds, an annual recreation payment, a company car and cell phone, and a daily food allowance. The car-related benefits for Mr. Paz were valued at $12,549 in 2012 and $25,975 in 2013.

Agreements with Executive Officers

Alan Milinazzo

On January 3, 2013, we entered into an employment agreement with Alan Milinazzo to serve as our president, chief executive officer and a director. The employment agreement has an initial term that ends on January 1, 2016 and will automatically renew for additional one-year periods on January 1, 2016 and on each January 1 thereafter unless either party gives the other party written notice of its election not to extend such employment at least six months prior to the next January 1 renewal date. If a change in control occurs when less than two full years remain in the initial term or during any renewal term, the employment agreement will automatically be extended for two years from the change in control date and will terminate on the second anniversary of the change in control date.

Under this employment agreement, Mr. Milinazzo is entitled to an annual base salary of at least $450,000. Such amount may be reduced only as part of an overall cost reduction program that affects all senior executives of the company and does not disproportionately affect Mr. Milinazzo, so long as such reductions do not reduce the base salary to a rate that is less than 90% of the amount set forth above (or 90% of the amount to which it has been increased). The base salary will be reviewed annually by the board for increase as part of its annual compensation review. Mr. Milinazzo is also eligible to receive an annual bonus of at least $275,000 upon the achievement of reasonable target objectives and performance goals, to be determined by the board of directors in consultation with Mr. Milinazzo on or before the end of the first quarter of the fiscal year to which the bonus relates (except that for the current fiscal year, ending June 30, 2013, the goals will be determined as soon as practicable, and no later than March 31, 2013) and, in the event actual performance exceeds the goals, the board may, in its sole discretion, pay Mr. Milinazzo bonus compensation of more than $275,000. In addition, Mr. Milinazzo is eligible to receive such additional bonus or incentive compensation as the board may establish from time to time in its sole discretion. In accordance with this employment agreement, on January 3, 2013, we granted Mr. Milinazzo a nonqualified stock option to purchase 525,927 shares of our common stock, made pursuant to a nonqualified stock option agreement, an incentive stock option to purchase 74,073 shares of our common stock, made pursuant to an incentive stock option agreement, and 400,000 shares of restricted stock, which are subject to forfeiture until the vesting of such shares, made pursuant to a restricted stock award agreement. The options have an exercise price of $4.05, which was the fair market value of our common stock on the date of grant. The options are subject to a three-year vesting period subject to Mr. Milinazzo’s continued service with us, with one-thirty-sixth (1/36th) of such awards vesting each month. The shares of restricted stock initially vested monthly over thirty-six months, with 1/36 vesting on February 3, 2013, March 3, 2013 and April 3, 2013. The grant was then amended to vest annually over three years, with 9/36 vesting on January 3, 2014, and one-third vesting on January 3, 2015 and January 3, 2016. On or before December 31 of each calendar year, Mr. Milinazzo will be eligible to receive an additional grant of equity awards equal, in the aggregate, to up to 0.5% of actual outstanding shares of our common stock on the date of grant, provided that the actual amount of the grant will be based on his achievement of certain performance objectives as established by the board, in its reasonable discretion, for each such calendar year. Each additional grant will, with respect to any awards that are options, have an exercise price equal to the fair market value of our common stock, and will be subject to a three-year vesting period subject to Mr. Milinazzo’s continued service with us, with one-third of each additional grant vesting equally on the first, second, and third anniversary of the date of grant for such awards.

Mr. Milinazzo’s employment agreement also contains certain noncompetition, no solicitation, confidentiality, and assignment of inventions requirements for Mr. Milinazzo.

Pursuant to Mr. Milinazzo’s employment agreement, if Mr. Milinazzo’s employment is terminated upon his death or disability, by Mr. Milinazzo for good reason (as such term is defined in Mr. Milinazzo’s employment agreement), or by us without cause (as such term is defined in Mr. Milinazzo’s employment agreement), Mr. Milinazzo will be entitled to receive, in addition to other unpaid amounts owed to him (e.g., for base salary and accrued vacation): (i) the pro rata amount of any bonus for the fiscal year of such termination (assuming full achievement of all applicable goals under the bonus plan) that he would have received had his employment not been terminated; (ii) a one-time lump sum severance payment equal to 200% of his base salary, provided that he executes a release relating to employment matters and the circumstances surrounding his termination in favor of the company, our subsidiaries and our officers, directors and related parties and agents, in a form reasonably acceptable to us at the time of such termination; (iii) vesting of 50% of all unvested stock options, restricted stock, stock appreciation rights or similar stock based rights granted to Mr. Milinazzo, and lapse of any forfeiture included in such restricted or other stock grants; (iv) an extension of the term of any outstanding stock options or stock appreciation rights until the earlier of (a) two (2) years from the date of termination, or (b) the latest date that each stock option or stock appreciation right would otherwise expire by its original terms; (v) to the fullest extent permitted by our then-current benefit plans, continuation of health, dental, vision and life insurance coverage for the lesser of 18 months after termination or until Mr. Milinazzo obtains coverage from a new employer; and (vi) a cash payment of $35,000, which Mr. Milinazzo may use for executive outplacement services or an education program. The payments described above will be reduced by any payments received by Mr. Milinazzo pursuant to any of our employee welfare benefit plans providing for payments in the event of death or disability. If Mr. Milinazzo continues to be employed by us after the term of his employment agreement, unless otherwise agreed by the parties in writing, and Mr. Milinazzo’s employment is terminated upon his death or disability, by Mr. Milinazzo for good reason, or by us without cause, Mr. Milinazzo will be entitled to receive, in addition to other unpaid amounts owed to him, the payments set forth in (i), (ii) and (iv) above. If, during the term of his employment agreement, we terminate Mr. Milinazzo’s employment for cause, Mr. Milinazzo will only be entitled to unpaid amounts owed to him and whatever rights, if any, are available to him pursuant to our stock-based compensation plans or any award documents related to any stock-based compensation.

Mr. Milinazzo has no specific right to terminate the employment agreement or right to any severance payments or other benefits solely as a result of a change in control. However, if within 24 months following a change in control, (a) Mr. Milinazzo terminates his employment for good reason, or (b) we terminate his employment without cause, the lump sum severance payment to which he is entitled will be increased from 200% of his base salary to 250% of his base salary and all stock options, restricted stock units, stock appreciation rights or similar stock-based rights granted to him will vest in full and be immediately exercisable and any risk of forfeiture included in restricted or other stock grants previously made to him will immediately lapse.

Craig Shore

On November 28, 2010, InspireMD Ltd. entered into an employment agreement with Craig Shore to serve as InspireMD Ltd.’s vice president of business development. Pursuant to the employment agreement, Mr. Shore was entitled to a monthly gross salary of $8,750, which amount increased to $10,200 upon consummation of our share exchange transactions on March 31, 2011, was further increased to $10,620 as of July 1, 2011 and, on April 22, 2013, was further increased to annual base salary of $175,000, retroactive to January 1, 2013. Mr. Shore is also entitled to certain social and fringe benefits as set forth in the employment agreement. The employment agreement also contains certain confidentiality, non-competition and non-solicitation requirements for Mr. Shore. Mr. Shore is also entitled to, and received, a grant of options to purchase 45,000 restricted ordinary shares of InspireMD Ltd. which were converted into options to purchase 91,306 shares of our common stock (as adjusted for the one-for-four reverse stock split of our common stock that occurred on December 21, 2012) following the consummation of our share exchange transactions on March 31, 2011. Pursuant to Mr. Shore’s employment agreement, in the event of a change of control of our company, the majority of shares of our common stock or our intellectual property that results in the termination of Mr. Shore’s employment within one year of such change of control, the stock options granted to Mr. Shore in accordance with the terms of his employment agreement that were unvested will vest immediately upon such termination. Furthermore, pursuant to terms contained in Mr. Shore’s stock option award agreement, in the event of a change of control of our company, the stock options granted to Mr. Shore that were unvested will vest immediately upon such change of control if such stock options are not assumed or substituted by the surviving company. If Mr. Shore’s employment is terminated without cause, Mr. Shore shall be entitled to at least 30 days’ prior notice and shall be paid his salary in full and all social and fringe benefits during such notice period. If a major change of control of InspireMD Ltd. occurs, Mr. Shore will be entitled to at least 180 days’ prior written notice and shall be paid his salary in full and all social and fringe benefits during such notice period. If Mr. Shore is terminated for cause, he is not entitled to any notice. On April 22, 2013, we modified the compensation package for Mr. Shore to provide for (i) the aforementioned increase in base salary, (ii) Mr. Shore being eligible to receive an annual bonus equal to up to 30% of his base salary, at the sole discretion of our compensation committee, in consultation with our chief executive officer, and (iii) the following termination benefits upon Mr. Shore’s termination of service as a result of death, disability, resignation for “good reason” or termination by us without “cause”: (a) a one-time lump sum severance payment in an amount equal to 100% of Mr. Shore’s annual base salary; (b) 50% vesting of all unvested stock options, restricted stock, restricted stock units, stock appreciation rights or similar stock based rights outstanding at the time of termination of service; and (c) the right to exercise any outstanding stock options or stock appreciation rights for a period equal to the lesser of (x) two years from the date of termination of service, or (y) the period remaining until the original expiration date of any such outstanding stock options or stock appreciation rights. We also amended Mr. Shore’s outstanding options as of April 22, 2013 to provide that, upon a termination of service as a result of death, disability, resignation by Mr. Shore for “good reason, or by us without “cause,” (i) 50% of the remaining unvested portion of such outstanding options shall vest, and (ii) Mr. Shore has a period equal to the lesser of (A) two years from the date of termination of service, or (B) the period remaining until the original expiration date of such outstanding options, to exercise such outstanding options.

Subject to certain conditions, either party to our employment agreement with Mr. Shore may terminate the employment agreement without “cause” (as such term is defined in Mr. Shore’s employment agreement with us) upon at least 30 days’ prior notice to the other party or, in the event of a major change of control in terms of the ownership of shares of our common stock or our intellectual property, upon at least 180 days’ prior notice. During such notice period, we will continue to compensate Mr. Shore according to his employment agreement and Mr. Shore will be obligated to continue to discharge and perform all of his duties and obligations under his employment agreement, and to cooperate with us and use his best efforts to assist with the integration of any persons that we have delegated to assume Mr. Shore’s responsibilities. We believe that this arrangement with Mr. Shore will assist us in achieving a successful transition upon Mr. Shore’s departure. In addition, upon termination without “cause,” we have the right to pay Mr. Shore a lump payment representing his compensation for the notice period and terminate Mr. Shore’s employment immediately.

If we terminate Mr. Shore’s employment without cause, Mr. Shore will be entitled, under Israeli law, to severance payments equal to his last month’s salary multiplied by the number of years Mr. Shore has been employed with us. In order to finance this obligation, we make monthly contributions equal to 8.33% of Mr. Shore’s salary to a severance payment fund. The total amount accumulated in Mr. Shore’s severance payment fund as of June 30, 2013 was $27,911 as adjusted for the conversion from New Israeli Shekels to U.S. dollars. However, if Mr. Shore’s employment is terminated without cause, on account of a disability or upon his death, as of June 30, 2013, Mr. Shore would have been entitled to receive $39,122 in severance under Israeli law, thereby requiring us to pay Mr. Shore $11,211, in addition to releasing the $27,911 in Mr. Shore’s severance payment fund. On the other hand, pursuant to his employment agreement, Mr. Shore is entitled to the total amount contributed to and accumulated in his severance payment fund in the event of the termination of his employment as a result of his voluntary resignation. In addition, Mr. Shore would be entitled to receive his full severance payment under Israeli law, including the total amount contributed to and accumulated in his severance payment fund, if he retires from our company at or after age 67.

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

On May 3, 2013, we appointed Mr. Shore as our chief administrative officer and granted him an option to purchase 25,000 shares of common stock, at an exercise price of $2.95, with a term of ten years, vesting in three equal annual installments, subject to Mr. Shore’s continued service with us.

Robert Ratini

On March 27, 2012, InspireMD Ltd. entered into a consultancy agreement with Robert Ratini to serve as InspireMD Ltd.’s vice-president of sales and marketing. Until May 31, 2012, Mr. Ratini provided services on a part-time basis and, beginning on June 1, 2012, he has served as the full-time vice-president of sales and marketing. Mr. Ratini is entitled to receive $20,000 per month in consideration for his services, which was paid on a pro-rata basis for the hours he worked until May 31, 2012, and is also entitled to receive a monthly phase-in payment of $7,000 from June 1, 2012 to December 31, 2012. Mr. Ratini is eligible to receive various performance-based commissions, which are dependent upon the levels of revenue generated by his sales activity. The consultancy agreement also contains certain confidentiality, non-competition and non-solicitation requirements for Mr. Ratini. The consultancy agreement has no termination date, but may be terminated without cause by InspireMD Ltd. upon 90 days’ prior written notice if such notice is submitted after September 1, 2012. If Mr. Ratini is terminated for cause, he is not entitled to any notice.

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

At the request of the compensation committee, effective as of December 1, 2011, Mr. Paz agreed to be treated as an employee for purposes of paying Mr. Paz’s salary and benefits, rather than as a consultant under Mr. Paz’s consultancy agreement.

On January 3, 2013, Mr. Paz resigned as our chief executive officer, and in connection with Mr. Paz’s resignation, InspireMD Ltd. and A.S. Paz Management and Investment Ltd. entered into a separation agreement and release, pursuant to which, among other things, the consultancy agreement, dated as of April 1, 2012, by and between InspireMD Ltd. and A.S. Paz Management was terminated and Mr. Paz resigned as chief executive officer of InspireMD Ltd. and as a director of InspireMD Ltd. In accordance with the terms of the consultancy agreement, we continued to pay Mr. Paz’s monthly consultancy fee of $21,563 for six months following termination of the consultancy agreement.

2013 Grants of Plan-Based Awards

The following table sets forth information regarding grants of plan-based awards to our named executive officers in the twelve months ended June 30, 2013, as adjusted for the one-for-four reverse stock split of our common stock that occurred on December 21, 2012:

Name	Grant Date	Option Awards: Number of Securities Underlying (#)		Restricted Share Awards: Number of Securities Underlying (#)		Exercise or Base Price of Option Awards Options ($/Sh)	Grant Date Fair Value of Option Awards ($)
	1/3/2013	600,000	(1)	-		4.05	1,469,945
	1/3/2013	-		400,000	(2)	0	1,620,000
Alan Milinazzo	4/25/2013	297,447	(3)	-		2.05	367,495
President and Chief Executive Officer	4/25/2013	-		179,866	(4)	0	368,725
Craig Shore Chief Financial Officer, Secretary and Treasurer	5/3/2013	25,000	(5)	-		2.95	45,059
Robert Ratini Vice President of Sales and Marketing of InspireMD Ltd.	-	-		-		-	-
Ofir Paz Former Chief Executive Officer	-	-		-		-	-

(1)	On January 3, 2013, Mr. Milinazzo was granted options to acquire up to 600,000 shares of our common stock at an exercise price of $4.05 per share. The options vest on a monthly basis over thirty-six months. The options had a fair market value of $1,469,945 as of January 3, 2013. The award was given upon Mr. Milinazzo joining our company to create an equity stake in us in order to align Mr. Milinazzo’s objectives with those of our stockholders and allow him to share in our future financial growth.

(2)	On January 3, 2013, Mr. Milinazzo was granted 400,000 shares of restricted stock. The shares had a fair market value of $1,620,000 as of January 3, 2013. The shares initially vested monthly over thirty-six months until April 2013, when the grant was amended to vest annually over three years. The award was given upon Mr. Milinazzo joining our company to create an equity stake in us in order to align Mr. Milinazzo’s objectives with those of our stockholders and allow him to share in our future financial growth.

(3)	On April 25, 2013, Mr. Milinazzo was granted options to acquire up to 297,447 shares of our common stock at an exercise price of $2.05 per share. The options vest on an annual basis over three years. The shares had a fair market value of $367,495 as of April 25, 2013. The award was given in recognition of Mr. Milinazzo’s significant contributions in the successful closing of our public offering on April 16, 2013, our uplisting to the NYSE MKT on April 11, 2013 and our receiving approval with conditions from the U.S Food and Drug Administration to commence a clinical trial in support of our investigational device exemption application for our MGuard Coronary product.

(4)	On April 25, 2013, Mr. Milinazzo was granted 179,866 shares of restricted stock. The shares vest on an annual basis over three years. The shares had a fair market value of $368,725 as of April 25, 2013. The award was given in recognition of Mr. Milinazzo’s significant contributions in the successful closing of our public offering on April 16, 2013, our uplisting to the NYSE MKT on April 11, 2013 and our receiving approval with conditions from the U.S Food and Drug Administration to commence a clinical trial in support of our investigational device exemption application for our MGuard Coronary product.

(5)	On May 3, 2013, Mr. Shore was granted options to acquire up to 25,000 shares of our common stock at an exercise price of $2.95 per share. The options vest on an annual basis over three years. The options had a fair market value of $45,059 as of May 3, 2013. The award was given in connection with Mr. Shore’s appointment as our chief administrative officer.

Outstanding Equity Awards at Fiscal Year-End 2013

The following table shows information concerning unexercised options and unvested restricted shares outstanding as of June 30, 2013 for each of our named executive officers.

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date	Number of shares of stock that have not vested (#)		Market value of shares of stock that have not vested ($)
	83,333	516,667	(1)	4.05	1/3/2023	-		-
						366,667	(2)	810,334
Alan		297,447	(3)	2.05	4/25/2023	-		-
Milinazzo						179,866	(4)	397,504

Craig Shore	60,871	30,435	(5)	4.928	2/27/2021	-		-
	25,000	50,000	(6)	3.20	5/24/2022	-		-
		25,000	(7)	2.95	5/3/2023	-		-

Robert Ratini	16,667	33,333	(8)	2.92	5/31/2022	-		-

Ofir Paz	-	-		-	-	-		-

(1)	These options were granted in January 2013 and vest monthly, commencing on February 3, 2013 and vesting on the next thirty-five months of that date.
(2)	These restricted shares were granted in January 2013 and initially vested monthly over thirty-six months, with 1/36 vesting on February 3, 2013, March 3, 2013 and April 3, 2013. The grant was then amended to vest annually over three years, with 9/36 vesting in January 2014, and one-third vesting on January 3, 2015 and January 3, 2016.
(3)	These options were granted on April 25, 2013 and vest annually, with one-third vesting on April 25, 2014, April 25, 2015 and April 25, 2016.
(4)	These restricted shares were granted in April 25, 2013 and vest annually, with one-third vesting on April 25, 2014, April 25, 2015 and April 25, 2016.
(5)	These options were granted in February 2011 and vest annually, with one-third vesting on November 23, 2011, November 23, 2012 and November 23, 2013.
(6)	These options were granted on May 25, 2012 and vest annually, with one-third vesting on May 25, 2013, May 25, 2014 and May 25, 2015.
(7)	These options were granted on May 3, 2013 and vest annually, with one-third vesting on May 3, 2014, May 3, 2015 and May 3, 2016.
(8)	These options were granted on June 1, 2012 and vest annually, with one-third vesting on June 1, 2013, June 1, 2014 and June 1, 2015.

Option Exercises and Stock Vested

There were no stock options exercised by our named executive officers during the twelve months ended June 30, 2013. 33,333 of Mr. Milinazzo’s shares vested during the twelve months ended June 30, 2013.

2011 UMBRELLA Option Plan

On March 28, 2011, our board of directors and stockholders adopted and approved the InspireMD, Inc. 2011 UMBRELLA Option Plan, which was subsequently amended on October 31, 2011 and December 21, 2012. Under the InspireMD, Inc. 2011 UMBRELLA Option Plan, we have reserved 5,000,000 shares of our common stock (as adjusted for the one-for-four reverse stock split of our common stock that occurred on December 21, 2012) as awards to the employees, consultants, and service providers to InspireMD, Inc. and its subsidiaries and affiliates worldwide.

The InspireMD, Inc. 2011 UMBRELLA Option Plan currently consists of three components, the primary plan document that governs all awards granted under the InspireMD, Inc. 2011 UMBRELLA Option Plan, and two appendices: (i) Appendix A, designated for the purpose of grants of stock options and restricted stock awards to Israeli employees, consultants, officers and other service providers and other non-U.S. employees, consultants, and service providers, and (ii) Appendix B, which is the 2011 U.S. Equity Incentive Plan, designated for the purpose of grants of stock options and restricted stock awards to U.S. employees, consultants, and service providers who are subject to the U.S. income tax. On December 21, 2012, the stockholders approved the awarding of “incentive stock options” pursuant to the U.S. portion of the plan.

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

Director Compensation

The following table shows information concerning our directors other than Messrs. Milinazzo and Paz, during the twelve months ended June 30, 2013.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards(1) ($)	All Other Compensation ($)	Total ($)
Sol J. Barer, Ph.D.	6,250	—	168,036	—	174,286
James Barry, Ph.D.	6,250	—	168,036	—	174,286
Paul Stuka	6,250	—	126,027	—	132,277
Eyal Weinstein	6,250	—	84,018	—	90,268
Asher Holzer, Ph.D.	—	—	—	—	—
James J. Loughlin	6,250	—	263,439	—	269,689
Michael Berman	6,250	—	256,860	—	263,110

(1)	The amounts in this column reflect the dollar amounts recognized for financial statement reporting purposes with respect to the twelve months ended June 30, 2013, in accordance with FASB ASC Topic 718. Fair value is based on the Black-Scholes option pricing model using the fair value of the underlying shares at the measurement date. For additional discussion of the valuation assumptions used in determining stock-based compensation and the grant date fair value for stock options, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies — Share-Based Compensation” and Note 2 — “Significant Accounting Policies” and Note 10 — “Equity (Capital Deficiency)” of the Notes to the Consolidated Financial Statements for the Twelve Months Ended June 30, 2013 included herein.

We reimburse our directors for reasonable expenses incurred in connection with their service as directors. For the 2013 calendar year, our board approved the following compensation for our independent directors serving as of January 1, 2013, in recognition of their board service: (i) a $25,000 stipend, payable quarterly, and (ii) an option to purchase 50,000 shares of our common stock. In addition, Dr. Barer, as chairman of the board, received an additional option to purchase 50,000 shares of our common stock and each director serving as chairman of a board committee received an additional option to purchase 25,000 shares of our common stock. Dr. Barry also received an additional option to purchase 25,000 shares of our common stock in recognition of his extraordinary contributions to our operations. We also made the following initial grants to directors appointed to our board during the twelve months ended June 30, 2013: (i) on September 21, 2012, we granted to Mr. Loughlin an option to purchase 25,000 shares of our common stock, and (ii) on February 7, 2013, we granted to Mr. Berman an option to purchase 124,415 shares of our common stock. The table set forth below sets forth the terms of each option grant made to our non-executive directors during the twelve months ended June 30, 2013, each as adjusted for the one-for-four reverse stock split of our common stock that occurred on December 21, 2012. Each grant was made under the InspireMD, Inc. 2011 UMBRELLA Option Plan.

Name	Shares Subject to Options		Grant Date	Exercise Price	Vesting Schedule	Expiration	Fair Market Value on Grant Date
Sol J. Barer, Ph.D.	50,000	(1)	May 9, 2013	$2.75	One-third annually in 2014, 2015 and 2016 on the anniversary of the date of grant, provided that Dr. Barer is providing services to us or our subsidiaries or affiliates on the applicable vesting date.	May 9, 2023	$84,018
	50,000	(2)	May 9, 2013	$2.75	One-third annually in 2014, 2015 and 2016 on the anniversary of the date of grant, provided that Dr. Barer is providing services to us or our subsidiaries or affiliates on the applicable vesting date.	May 9, 2023	$84,018
James Barry, Ph.D.	50,000	(1)	May 9, 2013	$2.75	One-third annually in 2014, 2015 and 2016 on the anniversary of the date of grant, provided that Dr. Barry is providing services to us or our subsidiaries or affiliates on the applicable vesting date.	May 9, 2023	$84,018
	25,000	(3)	May 9, 2013	$2.75	One-third annually in 2014, 2015 and 2016 on the anniversary of the date of grant, provided that Dr. Barry is providing services to us or our subsidiaries or affiliates on the applicable vesting date.	May 9, 2023	$42,009
	25,000	(4)	May 9, 2013	$2.75	One-third annually in 2014, 2015 and 2016 on the anniversary of the date of grant, provided that Dr. Barry is providing services to us or our subsidiaries or affiliates on the applicable vesting date.	May 9, 2023	$42,009
Paul Stuka	50,000	(1)	May 9, 2013	$2.75	One-third annually in 2014, 2015 and 2016 on the anniversary of the date of grant, provided that Mr. Stuka is providing services to us or our subsidiaries or affiliates on the applicable vesting date.	May 9, 2023	$84,018
	25,000	(3)	May 9, 2013	$2.75	One-third annually in 2014, 2015 and 2016 on the anniversary of the date of grant, provided that Mr. Stuka is providing services to us or our subsidiaries or affiliates on the applicable vesting date.	May 9, 2023	$42,009
Eyal Weinstein	50,000	(1)	May 9, 2013	$2.75	One-third annually in 2014, 2015 and 2016 on the anniversary of the date of grant, provided that Mr. Weinstein is providing services to us or our subsidiaries or affiliates on the applicable vesting date.	May 9, 2023	$84,018
Asher Holzer, Ph.D.	-		-	-	-	-	-
James J. Loughlin	25,000	(5)	September 21, 2012	$9.00	One-third annually in 2013, 2014 and 2015 on the anniversary of the date of grant, provided that if Mr. Loughlin is (i) not reelected as a director at our 2014 annual meeting of stockholders, or (ii) not nominated for reelection as a director at our 2014 annual meeting of stockholders, the option vests and becomes exercisable on the date of such failure to be reelected or nominated.	September 21, 2022	$137,412
	50,000	(1)	May 9, 2013	$2.75	One-third annually in 2014, 2015 and 2016 on the anniversary of the date of grant, provided that Mr. Loughlin is providing services to us or our subsidiaries or affiliates on the applicable vesting date.	May 9, 2023	$84,018
	25,000	(3)	May 9, 2013	$2.75	One-third annually in 2014, 2015 and 2016 on the anniversary of the date of grant, provided that Mr. Loughlin is providing services to us or our subsidiaries or affiliates on the applicable vesting date.	May 9, 2023	$42,009
Michael Berman	124,415	(5)	February 7, 2013	$3.40	One-third annually in 2014, 2015 and 2016 on the anniversary of the date of grant, provided that if Mr. Berman is (i) not reelected as a director at our 2013 annual meeting of stockholders, or (ii) not nominated for reelection as a director at our 2013 annual meeting of stockholders, the option vests and becomes exercisable on the date of such failure to be reelected or nominated.	February 7, 2023	$256,860

(1)	This option was granted as part of the director’s 2013 annual director compensation.
(2)	This option was granted as the director’s 2013 annual compensation for his role as Chairman of the Board of Directors.
(3)	This option was granted as the director’s 2013 annual compensation for his role as a chairman of a committee of the Board of Directors.
(4)	This option was granted in recognition of the director’s extraordinary contribution to our operations.
(5)	This option was granted in connection with the appointment of this person to our board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of September 16, 2013 by:

•	each person known by us to beneficially own more than 5.0% of our common stock;
•	each of our directors;
•	each of the named executive officers; and
•	all of our directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o InspireMD, Inc., 800 Boylston Street, Suite 16041, Boston, MA 02199. As of September 16, 2013, we had 34,512,568 shares outstanding.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percentage Beneficially Owned(1)
5% Owners
Orbimed Advisors LLC (2)	3,395,000	(3)	9.8%
Ofir Paz (4)	2,634,417	(5)	7.6%
Officers and Directors
Alan W. Milinazzo	852,027	(6)	2.5%
Craig Shore	86,621	(7)	*
Robert Ratini	16,667	(7)	*
Sol J. Barer, Ph.D.	2,754,167	(8)	7.8%
James Barry, Ph.D.	12,500	(7)	*
Michael Berman	30,000		*
Asher Holzer, Ph.D.	2,525,109		7.3%
James J. Loughlin	23,333		*
Campbell Rogers	-		-
Paul Stuka	932,704	(9)	2.7%
Eyal Weinstein	8,333	(7)	*
All directors and executive officers as a group (12 persons)	7,599,437		21.1%

* Represents ownership of less than one percent.

(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of September 16, 2013. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.
(2)	Orbimed Advisors LLC’s address is 601 Lexington Avenue, 54th Floor, New York, NY 10022.
(3)	Based on a Schedule 13G filed with the Securities and Exchange Commission on April 22, 2013 by OrbiMed Advisors LLC.
(4)	Mr. Paz’s address is 32 Hatavor, Rishon Letzion, Israel 7520032.
(5)	This amount includes options to purchase 68,479 shares of common stock that are currently exercisable within 60 days of September 16, 2013. This amount does not include 93,132 shares of common stock that Mr. Paz presently holds as trustee for a family trust. Mr. Paz does not have either voting power or dispositive power over these shares and disclaims all beneficial ownership therein.
(6)	Includes options to purchase 166,667 shares of common stock that are currently exercisable or exercisable within 60 days of September 16, 2013.
(7)	Represents options that are currently exercisable or exercisable within 60 days of September 16, 2013.
(8)	Comprised of (i) 1,900,000 shares of common stock and (ii) options to purchase 854,167 shares of common stock that are currently exercisable or exercisable within 60 days of September 16, 2013.
(9)	Paul Stuka is the principal and managing member of Osiris Investment Partners, L.P., and, as such, has beneficial ownership of the (i) 745,204 shares of common stock and (ii) currently exercisable warrants to purchase 166,667 shares of common stock held by Osiris Investment Partners, L.P., in addition to personally holding options to purchase 20,833 shares of common stock that are currently exercisable or exercisable within 60 days of September 16, 2013.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,278,269	3.66	276,193
Equity compensation plans not approved by security holders	874,508 (1)	6.91	-
Total	4,152,777	4.35	276,193

________________

(1) Comprised of awards made to individuals outside the InspireMD, Inc. 2011 UMBRELLA Option Plan, as described below:

•	In April 2008, we issued options to purchase 1,461 shares of common stock to a provider of finder services who assisted InspireMD Ltd. in raising funds in 2008. The exercise price of these options is $4.93 per share. These options are fully vested and expire in June 2016.

•	Options issued to a consultant: in May 2006, we issued options to purchase 83,636 shares of common stock to a consultant. The exercise price of these options was $0.76 per share. We believe these options have expired, but they are included above because such expiration is currently under legal dispute.

•	Options issued to former directors: in August 2011, we issued options to purchase an aggregate of 81,161 shares of common stock to David Ivry and Fellice Pelled. Both Mr. Ivry and Mr. Pelled resigned as directors of InspireMD, Ltd. on March 31, 2011. Pursuant to the terms of the directors’ vested options, the vested options expired thirty days after the directors’ resignations. However, in connection with their resignation, we granted Mr. Ivry and Mr. Pelled each replacement options to purchase 40,581 shares of common stock. During September and November 2012 Mr. Ivry exercised 17,500 of his options into our common stock. The exercise price of these options is $4.92 per share and they expire on December 31, 2014.

•	Options issued to current director: in November 2011, we issued options to purchase an aggregate of 725,000 shares of common stock to Dr. Barer, the chairman of our board of directors. The exercise price of these options is $7.80 per share. An option to purchase 181,250 shares of common stock vested on April 11, 2013, when our common stock was first listed on a national securities exchange. An option to purchase 181,250 shares of common stock vested on May 10, 2013, after we received research coverage from a second investment bank that ranked in the top twenty investment banks in terms of life science underwritings. The option to purchase 362,500 shares of common stock vests in substantially equal monthly installments (with any fractional shares vesting on the last vesting date) on the last business day of each calendar month over a two year period from the date of grant, with the first installment vesting on November 30, 2011, provided that Dr. Barer is still providing services to us in some capacity as of each such vesting date.

•	Warrant issued to current officer: in March 2011, for work performed in connection with the share exchange transactions and as bonus compensation, we issued Craig Shore, our chief financial officer, secretary and treasurer, a five-year warrant to purchase up to 750 shares of common stock at an exercise price of $7.20 per share.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

On January 3, 2013, Mr. Paz resigned as our chief executive officer, and in connection with Mr. Paz’s resignation, InspireMD Ltd. and A.S. Paz Management and Investment Ltd. entered into a separation agreement and release, pursuant to which, among other things, the consultancy agreement, dated as of April 1, 2012, by and between InspireMD Ltd. and A.S. Paz Management, was terminated and Mr. Paz resigned as chief executive officer of InspireMD Ltd. and as a director of InspireMD Ltd. In accordance with the terms of the consultancy agreement, we continued to pay Mr. Paz’s monthly consultancy fee of $21,563 for six months following termination of the consultancy agreement.

On June 1, 2012, in connection with his resignation as president and director of InspireMD Ltd. and our president, we entered into a consulting agreement with Dr. Holzer, which terminated on November 30, 2012, pursuant to which Dr. Holzer provided us with consulting services in exchange for monthly payments of $20,337. On February 21, 2013, we agreed to pay Dr. Holzer $64,195 in consideration for consulting services provided by Dr. Holzer to us since the expiration of his consulting agreement. The amount equals three months of payments under the expired consulting agreement plus applicable value added tax.

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

Director Independence

The board of directors has determined that Drs. Barer, Barry and Rogers and Messrs. Loughlin, Stuka, Berman and Weinstein satisfy the requirement for independence set out in Section 803 of the NYSE MKT rules and that each of these directors has no material relationship with us (other than being a director and/or a stockholder). In making its independence determinations, the board of directors sought to identify and analyze all of the facts and circumstances relating to any relationship between a director, his immediate family or affiliates and our company and our affiliates and did not rely on categorical standards other than those contained in the NYSE MKT rule referenced above.

Item 14.	Principal Accountant Fees and Services.

The fees billed for professional services provided to us by Kesselman & Kesselman, Certified Public Accountants (“Kesselman”), a member of PricewaterhouseCoopers International Limited, for the twelve month period ended June 30, 2013, the six month period ended June 30, 2012 and the twelve month period ended December 31, 2011, respectively, are described below.

Audit Fees

Kesselman billed us audit fees in the aggregate amount of $290,000 for the twelve month period ended June 30, 2013, $155,000 for the six month period ended June 30, 2012, $255,000 for the twelve month period ended June 30, 2012 and $205,000 for the twelve month period ended December 31, 2011. These fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

Audit-Related Fees

Kesselman billed us audit-related fees in the aggregate amount of $135,000 for the twelve month period ended June 30, 2013, $20,000 for the six month period ended June 30, 2012, $60,000 for the twelve month period ended June 30, 2012 and $106,300 for the twelve month period ended December 31, 2011. The fees in 2013 related to the performance of audit-related services for our registration statement on Form S-1 initially filed with the Securities and Exchange Commission on September 24, 2012 and amendments thereto. The fees in 2012 related to the performance of audit-related services for our registration statement on Form S-1 initially filed with the Securities and Exchange Commission on May 17, 2012 and amendments thereto. The fees in 2011 related to the performance of audit-related services for our registration statement on Form S-1 initially filed with the Securities and Exchange Commission on June 16, 2011, amendments thereto and documentation of processes and controls related to Sarbanes-Oxley Act compliance.

Tax Fees

Kesselman billed us tax fees in the aggregate amount of $55,500 for the twelve month period ended June 30, 2013, $44,000 for the six month period ended June 30, 2012, $59,000 for the twelve month period ended June 30, 2012 and $26,000 for the twelve month period ended December 31, 2011.  These fees relate to professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Kesselman did not bill us for any other fees for the twelve month period ended June 30, 2013, the six month period ended June 30, 2012 or the twelve month period ended December 31, 2011.

For the portion of the fiscal year ended December 31, 2011 prior to our formation of the audit committee, the board of directors considered the audit fees, audit-related fees, tax fees and other fees paid to our accountants, as disclosed above, and determined that the payment of such fees was compatible with maintaining the independence of the accountants. Our audit committee pre-approves all auditing services, internal control-related services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor, except for de minimis non-audit services that are approved by the audit committee prior to the completion of the audit. The audit committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals is presented to the full audit committee at its next scheduled meeting.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Documents filed as part of report:

1. Financial Statements

The following financial statements are included herein:

•	Report of Kesselman & Kesselman, Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of June 30, 2013 and 2012

•	Consolidated Statements of Operations for the Years Ended June 30, 2013 and 2012

•	Consolidated Statements of Changes in Equity for the Years Ended June 30, 2013 and 2012

•	Consolidated Statements of Cash Flows for the Years Ended June 30, 2013 and 2012

•	Notes to the Consolidated Financial Statements

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

None

3. Exhibits

See Index to Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIREMD, INC.

Date: September 17, 2013	By:	/s/ Alan Milinazzo
Alan Milinazzo
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan Milinazzo	President, Chief Executive Officer and Director
Alan Milinazzo	(principal executive officer)	September 17, 2013

/s/ Craig Shore	Chief Financial Officer, Chief Administrative Officer, Secretary and Treasurer
Craig Shore	(principal financial and accounting officer)	September 17, 2013

/s/ Sol J. Barer	Chairman of the Board of Directors	September 17, 2013
Sol J. Barer

/s/ James Barry	Director	September 17, 2013
James Barry

/s/ Michael Berman	Director	September 17, 2013
Michael Berman

/s/ Asher Holzer	Director	September 17, 2013
Asher Holzer

/s/ James J. Loughlin	Director	September 17, 2013
James J. Loughlin

/s/ Campbell Rogers	Director	September 17, 2013
Campbell Rogers

/s/ Paul Stuka	Director	September 17, 2013
Paul Stuka

/s/ Eyal Weinstein	Director	September 17, 2013
Eyal Weinstein

Exhibit No.	Description
2.1	Share Exchange Agreement, dated as of December 29, 2010, by and among InspireMD Ltd., Saguaro Resources, Inc., and the Shareholders of InspireMD Ltd. that are signatory thereto (incorporated by reference to Exhibit 10.1 to Saguaro Resources, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2011)
2.2	Amendment to Share Exchange Agreement, dated February 24, 2011 (incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)
2.3	Second Amendment to Share Exchange Agreement, dated March 25, 2011 (incorporated by reference to Exhibit 2.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2012)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 5, 2013)
10.1+	Amended and Restated 2011 Umbrella Option Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2011)
10.2+	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)
10.3	Securities Purchase Agreement, dated as of March 31, 2011, by and among InspireMD, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)
10.4	Form of $7.20 Warrant (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)
10.5	Form of $4.92 Warrant (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)
10.6	Securities Purchase Agreement, dated as of July 22, 2010, by and among InspireMD Ltd. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)
10.7	Manufacturing Agreement, by and between InspireMD Ltd. and QualiMed Innovative Medizinprodukte GmbH, dated as of September 11, 2007 (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)
10.8	Development Agreement, by and between InspireMD Ltd. and QualiMed Innovative Medizinprodukte GmbH, dated as of January 15, 2007 (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)
10.9	License Agreement, by and between Svelte Medical Systems, Inc. and InspireMD Ltd., dated as of March 19, 2010 (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.10+	Personal Employment Agreement, by and between InspireMD Ltd. and Eli Bar, dated as of June 26, 2005 (incorporated by reference to Exhibit 10.19 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)
10.11+	Employment Agreement, by and between InspireMD Ltd. and Craig Shore, dated as of November 28, 2010 (incorporated by reference to Exhibit 10.21 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)
10.12+	Form of Indemnity Agreement between InspireMD, Inc. and each of the directors and executive officers thereof (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)
10.13	Form of Warrant (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2011)
10.14	Agreement by and between InspireMD Ltd. and MeKo Laser Material Processing, dated as of April 15, 2010 (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)
10.15	Agreement by and between InspireMD Ltd. and Natec Medical Ltd, dated as of September 23, 2009 (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)
10.16	Exclusive Distribution Agreement by and between InspireMD GmbH. and IZASA Distribuciones Tecnicas SA, dated as of May 20, 2009 (incorporated by reference to Exhibit 10.36 to Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 12, 2011)
10.17	Amendment to the Distribution Agreement by and between InspireMD GmbH. and IZASA Distribuciones Tecnicas SA, dated as of February 2011 (incorporated by reference to Exhibit 10.37 to Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 12, 2011)
10.18	Exclusive Distribution Agreement by and between InspireMD Ltd. and Tzamal-Jacobsohn Ltd., dated as of December 24, 2008 (incorporated by reference to Exhibit 10.38 to Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 12, 2011)
10.19	Exclusive Distribution Agreement by and between InspireMD Ltd. and Kirloskar Technologies (P) Ltd., dated as of May 13, 2010 (incorporated by reference to Exhibit 10.39 to Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 12, 2011)
10.20	Letter Agreement by and between InspireMD Ltd. and Tzamal-Jacobsohn Ltd., dated as of May 9, 2011 (incorporated by reference to Exhibit 10.43 to Amendment No. 4 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 1, 2011)
10.21+	Stock Award Agreement, dated as of November 16, 2011, by and between InspireMD, Inc. and Sol J. Barer, Ph.D. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2011)
10.22+	Nonqualified Stock Option Agreement, dated as of November 16, 2011, by and between InspireMD, Inc. and Sol J. Barer, Ph.D. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2011)
10.23	Amendment No. 1 to Securities Purchase Agreement, dated as of June 21, 2011, by and among InspireMD, Inc. and the purchasers that are signatory thereto (incorporated by reference to Exhibit 10.43 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2012)
10.24	Amendment No. 2 to Securities Purchase Agreement, dated as of November 14, 2011, by and among InspireMD, Inc. and the purchasers that are signatory thereto (incorporated by reference to Exhibit 10.44 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2012)

10.25+	Consultancy Agreement, dated March 27, 2012, by and between InspireMD Ltd. and Robert Ratini (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2012)
10.26	Securities Purchase Agreement, dated April 5, 2012, by and between InspireMD, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2012)
10.27	Form of April 2012 $1.80 Warrant (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2012)
10.28	Registration Rights Agreement, dated April 5, 2012, by and between InspireMD, Inc. and the purchasers set forth therein (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2012)
10.29	Consulting Agreement, dated as of June 1, 2012, by and between InspireMD, Inc. and Asher Holzer, Ph.D. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2012)
10.30	Exclusive Distribution Agreement, dated as of August 1, 2007, by and between InspireMD Ltd. and Kardia Srl. (incorporated by reference to Exhibit 10.59 to Transition Report on Form 10-K/T filed with the Securities and Exchange Commission on September 11, 2012)
10.31	Addendum to the Distribution Agreement, dated as of January 18, 2011, by and between InspireMD Ltd. and Kardia Srl. (incorporated by reference to Exhibit 10.60 to Transition Report on Form 10-K/T filed with the Securities and Exchange Commission on September 11, 2012)
10.32	Exclusive Distribution Agreement, dated as of May 26, 2011, by and between InspireMD Ltd. and Bosti Trading Ltd. (incorporated by reference to Exhibit 10.62 to Transition Report on Form 10-K/T filed with the Securities and Exchange Commission on September 11, 2012)
10.33	Addendum to the Distribution Agreement, dated as of August 29, 2011, by and between InspireMD Ltd. and Bosti Trading Ltd. (incorporated by reference to Exhibit 10.63 to Transition Report on Form 10-K/T filed with the Securities and Exchange Commission on September 11, 2012)
10.34	Amendment No. 1 to Registration Rights Agreement, dated May 31, 2012, by and between InspireMD, Inc. and the purchasers set forth therein (incorporated by reference to Exhibit 10.65 to Transition Report on Form 10-K/T filed with the Securities and Exchange Commission on September 11, 2012)
10.35	First Amendment to License Agreement, dated October 20, 2012, by and among Svelte Medical Systems, Inc., InspireMD, Inc. and InspireMD Ltd. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2012)
10.36	Second Amendment to the InspireMD, Inc. Amended and Restated 2011 UMBRELLA Option Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2012)
10.37+	Employment Agreement, dated January 3, 2013, by and between InspireMD, Inc. and Alan Milinazzo (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2013)
10.38+	Nonqualified Stock Option Agreement, dated January 3, 2013, by and between InspireMD, Inc. and Alan Milinazzo (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2013)
10.39+	Incentive Stock Option Agreement, dated January 3, 2013, by and between InspireMD, Inc. and Alan Milinazzo (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2013)

10.40+	Restricted Stock Award Agreement, dated January 3, 2013, by and between InspireMD, Inc. and Alan Milinazzo (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2013)
10.41	Separation Agreement and Release, dated January 3, 2013, by and between InspireMD Ltd. and A.S. Paz Management and Investment Ltd., Company No. 514480433 (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2013)
10.42	Exchange and Amendment Agreement, dated as of April 9, 2013, by and among InspireMD, Inc. and each holder of Senior Secured Convertible Debentures Due April 15, 2014 (incorporated by reference to Exhibit 10.75 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 9, 2013)
10.43	Form of $3.00 Warrant (incorporated by reference to Exhibit 10.76 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 9, 2013)
10.44	Letter Agreement, dated as of April 15, 2013, by and among InspireMD, Inc. and each holder of Senior Secured Convertible Debentures Due April 15, 2014 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2013)
10.45	Form of Amended $3.00 Warrant (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2013)
10.46	First Amendment to Employment Agreement, dated April 24, 2013, by and between InspireMD, Inc. and Alan Milinazzo (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2013)
10.47	First Amendment to Restricted Stock Award Agreement, dated April 24, 2013, by and between InspireMD, Inc. and Alan Milinazzo (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2013)
10.48*	Master Services Agreement, dated May 31, 2013, by and between InspireMD Ltd. and Medpace, Inc.
10.49*	Second Amendment to License Agreement, dated August 22, 2013, by and among Svelte Medical Systems, Inc., InspireMD, Inc. and InspireMD Ltd.
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)
23.1*	Consent of Kesselman & Kesselman, Certified Public Accountants
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statement of Stockholders’ Equity and (vi) Notes to Consolidated Financial Statements

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

INSPIREMD, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2013

F-1

INSPIREMD, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2013

TABLE OF CONTENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-3
CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Balance Sheets	F-4 - F-5
Consolidated Statements of Operations	F-6
Consolidated Statements of Changes in Equity	F-7
Consolidated Statements of Cash Flows	F-8
Notes to the Consolidated Financial Statements	F-9 - F-50

The amounts are stated in U.S. dollars in thousands

Report of Independent Registered Public Accounting Firm

To the shareholders of

InspireMD, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in equity and cash flows present fairly, in all material respects, the financial position of InspireMD, Inc. (the “Company”) and its subsidiaries at June 30, 2013 and 2012, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

Tel Aviv, Israel	Kesselman & Kesselman
September 17, 2013	Certified Public Accountants (Isr.)
A member firm of PricewaterhouseCoopers International Limited

INSPIREMD, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

	June 30
	2013	2012

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$14,820	$10,284
Restricted cash	93	37
Accounts receivable:
Trade	1,739	1,824
Other	388	264
Prepaid expenses	272	93
Inventory:
On hand	1,593	1,744
On consignment		63
Total current assets	18,905	14,309

PROPERTY, PLANT AND EQUIPMENT, net	550	462
NON-CURRENT ASSETS:
Deferred debt issuance costs		961
Fund in respect of employee rights upon retirement	406	282
Royalties buyout	884
Total non-current assets	1,290	1,243
Total assets	$20,745	$16,014

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

	June 30
	2013	2012
LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	$831	$441
Other	3,028	2,925
Advanced payment from customers	174	174
Deferred revenues	10	10
Total current liabilities	4,043	3,550

LONG-TERM LIABILITIES:
Liability for employees rights upon retirement	600	354
Convertible loan		5,018
Contingently redeemable warrants		1,706
Total long-term liabilities	600	7,078

COMMITMENTS AND CONTINGENT LIABILITIES (Note 8)
Total liabilities	4,643	10,628

EQUITY:

Common stock, par value $0.0001 per share; 125,000,000 shares authorized; 33,888,845 and 17,040,040 shares issued and outstanding at June 30, 2013 and 2012, respectively	3	2
Additional paid-in capital	89,079	49,106
Accumulated deficit	(72,980)	(43,722)
Total equity	16,102	5,386
Total liabilities and equity	$20,745	$16,014

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except per share data)

	Year ended June 30
	2013	2012

REVENUES	$4,873	$5,349
COST OF REVENUES	2,283	2,849
GROSS PROFIT	2,590	2,500
OPERATING EXPENSES:
Royalties buyout expenses	918
Other research and development expenses	4,156	3,988
Selling and marketing	3,616	2,174
General and administrative (including $3,433 and $9,549 of share-based compensation for years ended June 30, 2013 and 2012, respectively)	8,973	13,883
Total operating expenses	17,663	20,045
LOSS FROM OPERATIONS	(15,073)	(17,545)
FINANCIAL EXPENSES, net	14,177	38
LOSS BEFORE TAX EXPENSES	(29,250)	(17,583)
TAX EXPENSES	8	14
NET LOSS	$(29,258)	$(17,597)
NET LOSS PER SHARE - basic and diluted	$(1.39)	$(1.04)
WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES USED IN COMPUTING NET LOSS PER SHARE - basic and diluted	20,995,887	16,707,599

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Ordinary shares
	Number of shares	Par value	Additional paid-in capital	Accumulated deficit	Total equity
	U.S. dollars in thousands
BALANCE AT JULY 1, 2011	16,046,290	$2	$33,283	$(26,125)	$7,160
CHANGES DURING 2012:
Net loss				(17,597)	(17,597)
Employee and non-employee share-based compensation expenses	748,446	*	10,554		10,554
Acquisition and cancellation of shares	(4,696)	*	(21)		(21)
Exercise of options by employee	250,000	*	1,500		1,500
Beneficial conversion feature of convertible loan			3,790		3,790
BALANCE AT JUNE 30, 2012	17,040,040	$2	$49,106	$(43,722)	$5,386
CHANGES DURING 2013:
Net loss				(29,258)	(29,258)
Employee and non-employee share-based compensation expenses			3,839		3,839
Issuance of shares - public offering, net of $2,121 issuance costs	12,500,000	1	22,879		22,880
Issuance of shares	1,168,515	*	3,238		3,238
Exercise of Warrants	195,652	*	962		962
Exercise of options by employees and non-employees	834,570	*	95		95
Shares of common stock used to satisfy tax withholding obligations	(9,506)	*	(27)		(27)
2013 Exchange agreement:
Induced conversion of convertible debt	2,159,574	*	8,105		8,105
Reclassification of 2012 warrants			314		314
Issuance of warrants			568		568
BALANCE AT JUNE 30, 2013	33,888,845	$3	$89,079	$(72,980)	$16,102

* Represents an amount less than $1

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Year ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,258)	$(17,597)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	208	120
Change in liability for employees right upon retirement	246	72
Financial expenses (income)	13,397	(65)
Share-based compensation expenses	3,839	10,554
Gains on amounts funded in respect of employee rights upon retirement, net	(6)	(1)
Royalties buyout expenses	918
Changes in operating asset and liability items:
Increase in prepaid expenses	(179)	(22)
Decrease (increase) in trade receivables	85	(1,210)
Increase in other receivables	(124)	(93)
Decrease in inventory on consignment	63	19
Decrease (increase) in inventory on hand	151	(273)
Increase (decrease) in trade payables	390	(322)
Increase in deferred revenues		10
Increase (decrease) in other payable and advance payment from customers	(30)	228
Net cash used in operating activities	(10,300)	(8,580)
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in restricted cash	(56)	306
Purchase of property, plant and equipment	(202)	(290)
Proceeds from sale of property, plant and equipment		12
Amounts funded in respect of employee rights upon retirement, net	(118)	(71)
Net cash used in investing activities	(376)	(43)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares, net of $2,121 issuance costs	22,880
Proceeds from issuance of convertible loan and warrants, net of $1,132 issuance costs		9,868
Exercise of options and warrants	1,057	1,500
Repayment of long-term loan		(281)
Acquisition and cancellation of shares		(21)
Shares of common stock used to satisfy tax withholding obligations	(27)
Induced conversion of convertible debt	(8,787)
Net cash provided by financing activities	15,123	11,066
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	89	(229)
INCREASE IN CASH AND CASH EQUIVALENTS	4,536	2,214
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,284	8,070
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,820	$10,284

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Taxes on income paid	$78	$17
Interest paid	$745	$225
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:

Classification of contingently redeemable warrants from Long-term liability to equity	$314
Royalties buyout in consideration of shares and waiver	$930

In connection with the Exchange and Amendment Agreement the Company issued to the debentures holders 2,159,574 shares of common stock and 659,091 five year warrants to purchase shares of common stock of the Company. See Note 6.

The accompanying notes are an integral part of the consolidated financial statements.

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

Due to the Offering and the Exchange Agreement as described in Note 6, the Company believes that it has sufficient cash to continue its operations into 2015. However, depending on the operating results in 2014, the Company may need to obtain additional cash in 2015 to continue to fund its operations.

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

As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to inventory write-off, intangible assets, provisions for returns, legal contingencies, estimation of the fair value of share-based compensation and estimation of the fair value of warrants.

c.	Functional currency

The currency of the primary economic environment in which the operations of the Company and its subsidiaries are conducted is the U.S. dollar (“$” or “dollar”). Accordingly, the functional currency of the Company and its subsidiaries is the dollar.

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

The Company maintains certain cash amounts restricted as to withdrawal or use, related to credit cards. Restricted cash is denominated in dollars and New Israeli Shekel (“NIS”). See also Note 8c(2).

g.	Concentration of credit risk and allowance for doubtful accounts

Financial instruments that may potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and restricted cash, which are deposited in major financial institutions in the U.S, Israel and Germany, and trade accounts receivable. The Company’s trade accounts receivable are derived from revenues earned from customers from various countries. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company also has a credit insurance policy for some of its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected ability to collect the accounts receivable. The Company reviews its allowance for doubtful accounts quarterly by assessing individual accounts receivable and all other balances based on historical collection experience and an economic risk assessment. If the Company determines that a specific customer is unable to meet its financial obligations to the Company, the Company provides an allowance for credit losses to reduce the receivable to the amount management reasonably believes will be collected. To mitigate risks, the Company deposits cash and cash equivalents with high credit quality financial institutions.

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

Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets: over three years for computers and other electronic equipment, and seven to fifteen years for office furniture and equipment and machinery and equipment (mainly seven years). Leasehold improvements are amortized on a straight-line basis over the term of the lease, which is shorter than the estimated life of the improvements.

j.	Impairment in value of long-lived assets

The Company tests long-lived intangible and tangible assets, for impairment, whenever events or circumstances present an indication of impairment. If the sum of expected future cash flows (undiscounted and without interest charges) of the long-lived assets are less than the carrying amount of such assets, an impairment would be recognized and the assets would be written down to their estimated fair values, based on expected future discounted cash flows.

To date, the Company has not recorded any impairment charges relating to its long-lived assets.

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

As of June 30, 2013 and June 30, 2012, there were no deferred revenues related to sales for which the rate of return could not be reliably estimated.

The Company’s arrangements with its distributors sometimes contain the right to receive free products from the Company upon the achievement of sales targets. Each period, the Company estimates the amount of free products to which its distributors will be entitled based upon the expected achievement of sales targets and defers a portion of revenues accordingly.

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

The Company follows a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit. If under the first step a tax provision is assessed to be more likely than not of being sustained on audit, the second step is performed, under which the tax benefit is measured as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Such liabilities are classified as long-term, unless the liability is expected to be resolved within twelve months from the balance sheet date. The Company’s policy is to include interest related to unrecognized tax benefits within “Financial expenses (income)-net”.

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

The Company may incur additional tax liability in the event of intercompany dividend distributions by its subsidiaries. Such additional tax liability in respect of these foreign subsidiaries has not been provided for in these financial statements as it is the Company’s policy to permanently reinvest the subsidiaries’ earnings and to consider distributing dividends only in connection with a specific tax opportunity that may arise.

Taxes that would apply in the event of disposal of investments in a foreign subsidiary have not been taken into account in computing the deferred taxes, as it is the Company’s intention to hold, and not to realize, these investments.

p.	Advertising

Costs related to advertising and promotion of products are charged to sales and marketing expense as incurred. Advertising expenses were approximately $1.1 million and $0.6 million for the years ended June 30, 2013 and 2012, respectively.

q.	Net loss per share

Basic and diluted net loss per share is computed by dividing the net loss for the year by the weighted average number of shares of common stock outstanding during the year. The calculation of diluted net loss per share excludes potential share issuances of common stock upon the exercise of share options, warrants and convertible loans, as the effect is anti-dilutive.

For the years ended June 30, 2013 and 2012, all ordinary shares underlying outstanding options, warrants, convertible loans and restricted stock have been excluded from the calculation of the diluted loss per share since their effect was anti-dilutive. The total number of share of common stock related to outstanding options and warrants and restricted stock excluded from the calculations of diluted loss per share were 8,006,837 and 8,117,577 for the years ended June 30, 2013 and 2012, respectively.

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

t.	Put warrants

Put warrants that embody an obligation to repurchase the Company’s equity shares, or are indexed to such an obligation, and that require or may require the Company to settle the obligation by transferring assets are within the scope of Accounting Standards Codification (“ASC”) 480-10-25-8, and are recognized as a liability and measured at fair value at each reporting date, with changes in fair value recorded in earnings. See Note 6d(1).

u.	Beneficial conversion feature (“BCF”)

When the Company issues convertible debt, if the stock price is greater than the effective conversion price (after allocation of the total proceeds) on the measurement date, the conversion feature is considered "beneficial" to the holder. If there is no contingency, this difference is treated as issued equity and reduces the carrying value of the host debt; the discount is accreted as deemed interest on the debt. See Note 6d(2).

v.	Embedded derivatives

Embedded derivatives in debt contracts that are not clearly and closely related to the host debt are bifurcated and accounted for separately. Those embedded derivatives are measured at fair value each reporting date, with changes in fair value recorded in earnings. See Note 6d(2).

w.	Allocation of issuance proceeds

The Company allocated proceeds from its issuance of debt that was sold with detachable warrants that are classified as liability as follows: first to the warrants based on their full fair value; then to any embedded derivatives in the debt that require bifurcation at their fair values; then the residual amount of the proceeds to the debt. See Note 6d(2).

x.	Recently issued accounting pronouncements:

In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update 2012-02, "Intangibles- Goodwill and other (Topic 350): Testing Indefinite Intangibles Assets for Impairment, "which amended the guidance in ASC 350-30 on testing indefinite-lived intangible assets, other than goodwill, for impairment allowing an entity to perform a qualitative impairment assessment. If the entity determines that it is not more likely than not that the fair value of the reporting unit is less than the carrying amount, further testing of indefinite-lived intangible assets for impairment is not required and the entity would not need to calculate the fair value of the asset and perform a quantitative impairment test. In addition the standard did not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it revised the examples of events and circumstances that an entity should consider in interim periods, which are identical to those assessed in the annual qualitative assessment described above. ASU 2012-02 was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption being permitted. The Company believes that the adoption of this standard will not have a material impact on its consolidated financial statements.

NOTE 3 - FAIR VALUE MEASURMENT

Items Measured at Fair Value on a Recurring Basis

a.	The following table summarizes the balances for those financial liabilities where fair value measurements are estimated utilizing Level 2 and Level 3 inputs:

	Level	June 30, 2012
		($ in thousands)
2012 Warrants at fair value	2	$1,706
Embedded derivative	3	49
		$1,755

In connection with the classification of the 2012 warrants to equity, see Note 6.

b.	The following tables summarize the activity for those financial liabilities where fair value measurements are estimated utilizing Level 3 inputs:

	Anti-Dilution Right	Embedded Derivative
	($ in thousands)

Balance as of June 30, 2011	$-	$-
Issuances		8
Total losses (gains) (realized and unrealized) - included in earnings - Financial expenses (income), net		41
Balance as of June 30, 2012	$-	$49
Total losses (gains) (realized and unrealized) - included in earnings - Financial expenses (income), net	1,475	(19)
Settlement by issuance shares	(1,475)	-
Conversion of convertible debt		(30)
Balance as of June 30, 2013	$-	$-

Level 3 liabilities include an embedded derivative related to the Company’s 2012 Convertible Debentures (as defined in Note 6a). The Company values the Level 3 embedded derivative using an internally developed valuation model, whose inputs include recovery rates, credit spreads, stock prices, and volatilities, as described below.

In calculating the fair value of embedded derivative, the Company used the following assumptions: Company’s credit spread of 23.1% and 26.5% for the transaction date and for June 30, 2012, respectively; Company’s recovery rate of 49.8% for both the transaction date and for June 30, 2012; probability of non-financial event of default of 5% for both the transaction date and for June 30, 2012.

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

For a discussion regarding the calculation of the fair value of the 2012 Warrants as of the transaction date, as of June 30, 2012 and as of the Closing Day (as defined in Note 6), see Note 6.

As of the Closing Day, the Company recalculated the fair value of the embedded derivative of the 2012 Warrants using the following assumptions: the Company's credit spread of 28.5%, the Company's recovery rate of 49.8%, and a 10% probability of non-financial event of default.

The carrying amounts of financial instruments included in working capital approximate their fair value either because these amounts are presented at fair value or due to the relatively short-term maturities of such instruments. The carrying amount of the Company’s other financial long-term assets and other financial long-term liabilities (other than the debentures) approximate their fair value. The fair value of the 2012 Convertible Debentures (as defined in Note 6) approximated the carrying amount (after considering the BCF, as described in Note 6).

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

a.	Composition of assets, grouped by major classifications, is as follows:

	June 30,
	2013	2012
	($ in thousands)
Cost:
Computer equipment	$167	$142
Office furniture and equipment	90	83
Machinery and equipment	786	598
Leasehold improvements	141	111
	1,184	934
Less - accumulated depreciation and amortization	(634)	(472)
Net carrying amount	$550	$462

b.	Depreciation and amortization expenses totaled approximately $162,000 and $120,000 for the years ended June 30, 2013 and 2012, respectively.

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

The severance pay liability of the Company for the rest of its employees, which reflects the undiscounted amount of the liability, is based upon the number of years of service and the latest monthly salary. The severance pay liability is partly covered by insurance policies and by regular deposits with recognized severance payment funds. The Company may only withdraw funds previously deposited for savings in connection with the payment of severance. The severance pay expenses were approximately $311,000 and $177,000 for the years ended June 30, 2013 and 2012, respectively.

Defined contribution plan expenses were approximately $208,000 and $206,000 for the years ended June 30, 2013 and 2012, respectively. Gain on amounts funded with respect to employee rights upon retirement totaled to approximately $6,000 and $1,000 for the years ended June 30, 2013 and 2012, respectively.

The Company expects contribution plan expenses in fiscal year 2014 to be approximately $269,000.

NOTE 6 - CONVERTIBLE LOANS

On April 5, 2012, the Company issued senior secured convertible debentures (the “2012 Convertible Debentures”) due April 5, 2014 in the original aggregate principal amount of $11,702,128 and five-year warrants (the “2012 Warrants”) to purchase an aggregate of 835,866 shares of its common stock at an exercise price of $7.20 per share in a private placement transaction in exchange for aggregate gross proceeds of approximately $11 million. The 2012 Convertible Debentures bear interest at an annual rate of 8% (payable quarterly beginning on July 1, 2012) and are convertible at any time into shares of common stock at an initial conversion price of $7.00 per share.

The relevant features of the 2012 Convertible Debentures and 2012 Warrants are summarized below:

a.	2012 Convertible Debentures

1)	Conversion and contingent conversion

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

The Company may force conversion of the 2012 Convertible Debentures if the closing bid price of the Company’s common stock equals or exceeds 165% of the conversion price for twenty consecutive trading days, the minimum daily trading volume for such period is $1,100,000, all of the shares of the common stock underlying the 2012 Convertible Debentures during such period are either registered for resale with the Securities and Exchange Commission or eligible for resale pursuant to Rule 144 and there is no existing event of default or existing event which, with the passage of time or the giving of notice, would constitute an event of default during such period.

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

2)	Events of default and holder’s contingent redemption option

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

3)	Holder’s noncontingent redemption option

Commencing 18 months following the original issuance date of the 2012 Convertible Debentures, the holders may require the Company to redeem all or a portion of the 2012 Convertible Debentures, for a price equal to 112% of the amount of principal to be redeemed plus all accrued but unpaid interest and other amounts due under the 2012 Convertible Debentures.

4)	Company’s noncontingent redemption option

Commencing 6 months following the original issuance date of the 2012 Convertible Debentures, the Company may redeem all or a portion of the 2012 Convertible Debentures for a price equal to 112% of the amount of principal to be redeemed plus all accrued but unpaid interest and other amounts due under the 2012 Convertible Debentures.

5)	Covenants

The 2012 Convertible Debentures contain certain covenants which prohibit or limit the Company’s and its subsidiaries ability to, among other things:

•	pay cash dividends to its stockholders;
•	redeem, repurchase or otherwise acquire more than a de minimis number of shares of its common stock or common stock equivalents;
•	incur additional indebtedness;
•	permit liens on assets or conduct sales of assets;
•	effectuate stock splits until April 5, 2013, except in connection with an initial listing on a national securities exchange or to meet the continued listing requirements of such exchange;
•	cease making public filings under the Securities Exchange Act of 1934, as amended;
•	engage in transactions with affiliates; and
•	amend its charter documents in a way that would materially and adversely affect any holder of the 2012 Convertible Debentures.

6)	Pro rata distributions

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

b.	2012 Warrants

1)	Exercisability

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

2)	Anti-dilution protection

The exercise price of the 2012 Warrants and the number of shares issuable upon exercise of the 2012 Warrants are subject to adjustments for stock splits, combinations or similar events.

3)	“Most favored nation”

The 2012 Warrants are also subject to an adjustment pursuant to which, in the event that the Company issues or is deemed to have issued certain securities with terms that are superior to those of the 2012 Warrants, except with respect to exercise price and warrant coverage, the superior terms will automatically be incorporated into the 2012 Warrants (a "Most Favored Nation Adjustment").

4)	Contingent holder redemption option

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

5)	Pro rata distributions

Similar to the 2012 Convertible Debentures, the 2012 Warrants allow exercising holders to participate in pro rata distributions.

6)	Public information failure

If the Company fails for any reason to satisfy the current public information requirement under Rule 144(c) then, in addition to any other remedies available to the holders, the Company must pay to the holders, in cash, partial liquidated damages as set forth in the agreement.

c.	Transaction costs

In connection with the Transaction, the Company paid issuance costs, including placement agent and legal fees, of approximately $1,200,000, and issued five-year warrants (“2012 Placement Agents Warrants”) to purchase 78,078 shares of the Company’s common stock at an exercise price of $7.20 per share to the placement agent.

d.	Accounting treatment

1)	2012 Warrants

The Company determined, based on the provisions of ASC 480-10-25-8, that equity classification is precluded because of the redeemable option of the holders in the event of a change in control (in certain conditions), which is an event that is not within the Company’s control. Accordingly, the 2012 Warrants are classified as a liability in the consolidated balance sheets and measured at fair value at each reporting period. The fair value of the 2012 Warrants is estimated using the Black-Scholes valuation model. See Note 2t.

In calculating the fair value of the 2012 Warrants (including the 2012 Placement Agents Warrants), the Company used the following assumptions: expected term of 5 and 4.76 years for the transaction date and for the June 30, 2012 respectively; expected volatility of 66.1% and 69.6% for the transaction date and for the June 30, 2012 respectively; risk-free interest rate of 1.01% and 0.72% for the transaction date and for the June 30, 2012 respectively; and dividend yield of 0%.

As of the closing day of the Exchange Agreement (see also Note 6) the Company recalculated the fair value of the 2012 Warrants by using the following assumptions: expected term of 3.79-4 years, expected volatility of 63.5%-64.7%, risk-free interest rate of 0.52%-0.78% and dividend yield of 0%.

2)	2012 Convertible Debentures

In accordance with ASC 470-20, “Debt with Conversion and Other Options,” the Company determined that a BCF existed at the issuance date of the 2012 Convertible Debentures. The BCF amounting to approximately $3,790,000 was recorded in equity.

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

The gross proceeds amounting to approximately $11,000,000 from the 2012 Convertible Debentures transaction were allocated as follows:

•	2012 Warrants at fair value - approximately $2,807,000 based on their fair value;
•	embedded derivative - approximately $8,000 based on its fair value; and
•	2012 Convertible Debentures - approximately $8,185,000 based on the residual amount after the allocation of other components as described above.

In addition, an amount of approximately $3,790,000 was recognized as a BCF against the 2012 Convertible Debentures.

The 2012 Convertible Debentures are subsequently measured at amortized cost on the basis of the effective interest method over the loan period until the maturity date.

3)	Transaction costs

Direct transaction costs of approximately $1,394,000, which included the placement agents fees and the 2012 Placement Agents Warrants valued at approximately $262,000 as of the transaction date, as well as other issuance costs, were allocated to the various instruments associated with the 2012 Convertible Debentures pro-rata to the amount such instruments were recorded as of the transaction date. The amounts that were allocated to the 2012 Warrants at fair value and embedded derivative were recorded in “Financial expenses” and the remainder amounting to approximately $1,037,000 was recorded as “Deferred debt issuance costs” in the consolidated balance sheets and will be amortized over the loan period using the effective interest method until the maturity date.

4)	Exchange and amendment agreement

On April 9, 2013, the Company, entered into an exchange and amendment agreement with the holders of the Company’s 2012 Convertible Debentures due April 5, 2014 and as subsequently amended on April 15, 2013 (the “Exchange Agreement”). Simultaneously with the closing of the Offering (as defined in Note 9a), the Company consummated the transactions under the Exchange Agreement on April 16, 2013 (the "Closing Day"). Pursuant the Exchange Agreement and in full satisfaction of the Company’s obligations under the Debentures, the Company:

•	repaid $8,787,234 in cash;

•	issued 2,159,574 shares of common stock to the holders of the Debentures, reflecting a conversion price of $2.00 per share for the remaining unpaid portion of the Debentures;

•	issued five year warrants to the holders of the Debentures to purchase an aggregate of 659,091 shares of common stock for $3.00 per share (“$3.00 Warrants”);

In accordance with the provisions of ASC 470-20, the terms of the Exchange Agreement were considered to be an induced conversion and the retirement of the Debentures was accounted for as if the 2012 Convertible Debentures had been converted according to their original conversion price of $7 valued at $3,538,723. This value was compared to the fair value of the consideration paid to the debt holders, including the 2,159,574 shares issued (which reflected a conversion price of $2.00 per share) that were valued at $4,081,595, the $8,787,234 of cash paid to the holders of the Debentures and the $3.00 Warrants valued at $568,098. As a result, the Company incurred approximately $9.9 million of expenses in connection with the Exchange Agreement which were recorded in "Financial expenses (income), net" within the consolidated statements of operations.

In calculating the fair value of the $3.00 Warrants, the Company used the following assumptions: dividend yield of 0% and expected term of 5 years; expected volatility of 68%; and risk-free interest rate of 0.71%.

In connection with the Exchange Agreement the Company amortized the deferred debt issuance costs. The expenses amounting to approximately $641,000 were recorded in "Financial expenses (income), net" within the consolidated statements of operations.

In addition, pursuant to the Exchange Agreement, the Company:

•	amended the securities purchase agreement pursuant to which the Debentures were originally issued to prohibit the Company from issuing securities containing anti-dilution protective provisions; and

•	amended the 2012 Warrants to (i) eliminate the Most Favored Nation Adjustment and (ii) provide that upon a fundamental transaction, the holders of such warrants will now have the right to cause the Company to repurchase the unexercised portion of such warrants at their Black-Scholes value on the date of such fundamental transaction, payable in shares of common stock, rather than in cash as was previously provided.

The Company determined, based on the provisions of ASC 480-10-25-8, that following the amendment to the 2012 Warrants described above, equity classification is no longer precluded and accordingly, the 2012 Warrants valued at approximately $314,000 as of the Closing Day of the Exchange Agreement were classified from a liability to equity in the consolidated balance sheets.

NOTE 7 - RELATED PARTIES TRANSACTIONS

a.	In January 2009, InspireMD Ltd. signed a sub-lease agreement with a company controlled by the Company’s shareholders, for a period of 12.5 months, for a monthly rent payment of approximately $1,000. In 2010, the rent period was extended for an additional year, and the rent payments increased by 10%. In 2011, the rent period was extended for an additional year, through February 2012. The sub-lease agreement was not renewed.

b.	On May 6, 2008, InspireMD Ltd. entered into a consultancy agreement (the “2008 Consultancy Agreement”) for marketing services with a member of the immediate family of the CEO at the time. Pursuant to the 2008 Consultancy Agreement, InspireMD Ltd. paid a fixed hourly fee of $45 (154 NIS) in Israel and a fixed daily fee of $400 when traveling abroad with respect to the consulting services. On September 1, 2011, effective April 1, 2011, the 2008 Consultancy Agreement was terminated and InspireMD Ltd. entered into a new consultancy agreement (the “2011 Consultancy Agreement”) pursuant to which the consultant was retained to serve as the Company’s vice president of sales. Pursuant to the agreement, the consultant was paid a monthly consultancy fee of $12,500 from April 1, 2011 through June 30, 2011 and a monthly consultancy fee of $15,500 thereafter. On July 2, 2012, effective August 1, 2012, the 2011 Consultancy Agreement was terminated and InspireMD Ltd. entered into a new consultancy agreement (the “First Consultancy Agreement”), pursuant to which the consultant was to provide sales consulting services. Pursuant to the agreement, the consultant was entitled to a fixed fee of $625 (2,500 NIS) for each full working day and a bonus of up to $10,000 (40,000 NIS) upon the achievement of set objectives. The First Consultancy Agreement was terminated on September 30, 2012.

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

c.	On April 1, 2005, InspireMD Ltd. entered into employment agreements with the Company’s president and the Company’s CEO at the time (both are directors and shareholders). Such employment agreements were subsequently amended on October 1, 2008 (in the case of the Company’s CEO) and March 28, 2011 (in the case of both the president and the CEO). Pursuant to these employment agreements, as amended on March 28, 2011, each officer was entitled to a monthly gross salary of $15,367. Each officer was also entitled to certain social and fringe benefits as set forth in the employment agreements, which totaled 25% of their gross salary, as well as a company car. Each officer was also entitled to a minimum bonus equivalent to three monthly gross salary payments based on achievement of objectives and board of directors’ approval. If such officer’s employment was terminated with or without cause, he was entitled to at least six months’ prior notice, and would have been paid his salary and all social and fringe benefits in full during such notice period.

On April 1, 2011, the employment agreements with the Company’s president and CEO were terminated and the Company entered into consulting agreements with the Company’s president and CEO for a monthly consultancy fee of $21,563 each.

At the request of the compensation committee, the Company’s CEO and president at the time agreed, effective as of December 1, 2011, to be treated as employees for purposes of paying their salary and benefits, rather than as consultants under their consulting agreements. In addition, the Company’s CEO and president agreed to formally terminate their consulting agreement upon the execution of an employment agreement with the Company on substantially the same terms as their consultancy agreements. A new employment agreement, however, was never executed with either party.

On June 1, 2012, the Company's former president resigned. Following his resignation, as president, effective June 1, 2012, the Company's former president remained on the Company’s board of directors. In connection with the resignation, the Company and its former president entered into a consulting agreement, pursuant to which, among other things, the former president agreed to provide the Company with consulting services for a period of six months, terminating on November 30, 2012, in exchange for payments by the Company of approximately $20,000 per month. The consulting agreement was subsequently extended until February 2013.

On January 3, 2013, the Company's CEO at the time resigned as CEO (the "Former CEO"). The Former CEO subsequently continued to serve as a member of the Company’s board of directors. In accordance with the terms of a Separation Agreement and Release, the Company paid the Former CEO $21,563 for six months.

d.	On January 3, 2013 and in connection with the Former CEO’s resignation, the Company appointed a new CEO.

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

The CEO has an option to deliver a number of shares with an aggregate fair market value that equals or exceeds (to avoid the issuance of fractional shares) the required tax withholding payment resulted from the vesting of the restricted stock or from the exercise of the options. As of June 30, 2013, 9,506 shares were withheld by the Company to satisfy tax withholding obligations. The payment, amounting to $27,685, was deducted from equity.

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

On April 25, 2013, the CEO was granted options to purchase shares of the Company's common stock as well as restricted shares. See Note 9b.

e.	Certain directors of the Company were granted options to purchase shares of the Company’s common stock. See Note 9b.

f.	Balances with related parties:

	June 30,
	2013	2012
	($ in thousands)
Current liabilities:
Trade payable	$22
Other accounts payable	$250	$45

g.	Transactions with related parties:

	Year ended June 30,
	2013	2012
	($ in thousands)
Expenses:
Share-based compensation	$2,973	$9,517
Salaries and related expenses	$531	$305
Consulting fees	$400	$393
Rent income		$(21)

NOTE 8 - COMMITMENTS AND CONTINGENT LIABILITIES

a.	Lease commitments:

1)	On December 13, 2011, the Company entered into a lease agreement for a facility in Israel, which expires in December 2014. The Company has the option, under the agreement, to extend the agreement for two additional two year periods, for a total of four years.

On March 13, 2012, the Company entered into a lease agreement for another facility in Israel, which expires in March 2014. The Company has the option, under the agreement, to extend the agreement for two additional two year periods, for a total of four years. On February 27, 2013, the Company gave a 90 days' notice period as stipulated in the agreement which was extended until June 30, 2013, to cancel its lease agreement for the Company’s existing production facilities.

On January 2013, the Company engaged in a lease agreement for its facilities in the U.S which expires in January 2014.

Rent expense included in the consolidated statements of operations totaled approximately $383,000 and $220,000 for the years ended June 30, 2013 and 2012.

As of June 30, 2013, the aggregate future minimum lease obligations for office rent under non-cancelable operating lease agreements were as follows:

($ in thousands)
Year Ended June 30:
2014	$296
2015	126

$422

2)	The Company leases its motor vehicles under operating lease agreements. As of June 30, 2013, the aggregate non-cancelable future minimum lease obligations for motor vehicles were approximately $42,000.

b.	License Agreement:

In March 2010, the Company entered into a license agreement to use a stent design developed by an American company owned by a former director of InspireMD Ltd. (“MGuard PrimeTM”). Pursuant to the agreement, the licensor was entitled to receive royalty payments of 7% of net sales outside the United States and, for sales within the United States, royalty payments as follows: 7% of net sales for the first $10,000,000 of net sales and 10% of net sales for net sales exceeding $10,000,000.

On October 20, 2012, the Company, InspireMD Ltd. and the licensor entered into an amendment, (the “First Amendment”) to License Agreement, which amended the license agreement described above. Pursuant to the First Amendment, amongst other things, the licensor agreed to reduce the royalty owed with respect to sales of MGuard Prime to 2.9% of all net sales both inside and outside the U.S. in exchange for (i) InspireMD Ltd. waiving $85,000 in regulatory fees for the CE Mark that were owed by the licensor to InspireMD Ltd., (ii) InspireMD Ltd. making full payment of royalties in the amount of $205,587 due to the licensor as of September 30, 2012 and (iii) 215,000 shares of the Company’s common stock, that were valued at the closing price of the common stock on October 19, 2012 at $8.20 per share. The total amount paid to the licensor was valued at $1,848,000, inclusive of the shares issued as well as the $85,000 waiver, and was allocated as follows: approximately $930,000 was allocated to royalties’ buyout and approximately $918,000 was allocated to “research and development” expenses based on the MGuard Prime registration status in the various territories. The royalties’ buyout amortization is calculated using the economic pattern of the Company’s estimated future revenues over the estimated useful life of the royalties’ buyout. The amortization is recorded in “Cost of Revenues” in the consolidated statements of operations.

Royalties accrued for these sales are included in “Accounts payable and accruals -Other.” Royalties expenses for the years ended June 30, 2013 and 2012 amounted to approximately $132,000 and $201,000, respectively.

On August 22, 2013, the Company, InspireMD Ltd. and the licensor entered into the Second Amendment (as defined in Note 13) to the License Agreement.

c.	Liens and pledges

1)	The Company’s obligations under the 2012 Convertible Debentures (as defined in Note 6) were secured by a first priority perfected security interest in all of the assets and properties of the Company and InspireMD Ltd., including the stock of InspireMD Ltd. and InspireMD GmbH. In connection with the Exchange (as defined in Note 6), all of these security interests were terminated.

2)	As of June 30, 2013, the Company had fixed liens amounting to $93,000 to Bank Mizrahi in connection with the Company’s credit cards.

d.	Litigation:

In February 2011, a service provider filed a claim against the Company for $327,000 in the Magistrate’s Court in Tel Aviv, claiming a future success fee and commission for assistance in finding the Company’s distributor in Brazil. The Company’s management, after considering the views of its legal counsel as well as other factors, recorded a provision of $327,000 in the financial statements in the first quarter of 2011. The related expense has been recorded to “General and administrative” within the Consolidated Statements of Operations. On October 5, 2011, the Company filed a counter claim against the plaintiff in the amount of $29,000. Following the first court evidence hearing held on January 20, 2013, the parties reached a settlement agreement which provides that in consideration of the mutual waiver by the parties of all their claims against each other and their shareholders, officers and employees, the Company shall pay to the plaintiff $50,000. Following a payment by the Companyof $25,000 to the plaintiff, the provision amounted to $25,000 as of June 30, 2013. After the balance sheet date, during July 2013, the Company paid the plaintiff the remaining $25,000.

In August 2011, a former senior employee submitted to the Regional Labor Court in Tel Aviv a claim against the Company for (i) compensation of $118,000 and (ii) a declaratory ruling that he is entitled to exercise 121,742 options to purchase shares of the Company’s common stock at an exercise price of $0.004 per share, 20,290 of which options were not disputed by the Company. On October 21, 2012, the former senior employee exercised 20,290 options. On June 24, 2013, the Company and the former senior employee accepted a settlement agreement pursuant to which the claim was removed and the plaintiff waived their entire claim against the Company, in consideration of the Company's consent to allow them to exercise 71,016 options of the Company's shares of common stock. The labor court approved such settlement on June 26, 2013.

In November 2011, a previous service provider of InspireMD Ltd. submitted to the Magistrate Court in Tel Aviv a claim against the Company, InspireMD Ltd. and the Company’s former President and CEO for a declaratory ruling that he is entitled to convert options to purchase 13,650 of InspireMD Ltd.’s ordinary shares at an exercise price of $3.67 per share into options to purchase 27,696 shares of the Company’s common stock at an exercise price of $1.80 per share, and to convert options to purchase 4,816 of InspireMD Ltd.’s ordinary shares at an exercise price of $10 per share into options to purchase 9,772 shares of the Company’s common stock at an exercise price of $4.92 per share. On July 30, 2012, the parties held a mediation which resulted in a settlement agreement, according to which, the Company paid $7,000 plus value added taxes to the plaintiff and the plaintiff waived all of their claims to any options and agreed to the irrevocable dismissal of the above mentioned claim. On August 5, 2012, the court approved the settlement and dismissed the claim.

In December 2011, a statement of claim against the Company was submitted by an alleged finder of the Company, regarding options to purchase 146,089 shares of the Company’s common stock. The Company filed its defense in this case on March 11, 2012. In April 2013, the parties accepted a settlement proposal made by the judge, according to which, the court would rule that the Company shall compensate the plaintiff by way of issuance of the Company’s shares of common stock in an amount which will be between $50,000 and $200,000 at a price per share which will be determined by the court. It was also agreed by the parties that such judgment would settle all the parties' current and future claims against each other. On May 9, 2013, the court ruled that the Company's compensation to the plaintiff should be valued at $200,000 payable in shares of common stock at a price per share of $2.95, totaling 67,797 shares of common stock of the Company. On June 25, 2013, the Company issued the plaintiff 67,797 shares of common stock.

In July 2012, a purported assignee of options in InspireMD Ltd. submitted a statement of claim against the Company, InspireMD Ltd., and the Company’s former CEO and President for a declaratory and enforcement order that it is entitled to options to purchase 83,637 shares of the Company’s common stock at an exercise price of $0.76 per share. In January, 2013, the defendants submitted a motion to dismiss the claim or move it to the Economic Department to the Tel Aviv District Court due to the lack of material jurisdiction of the court where the claim was filed. The court accepted such motion and transferred the case to the Economic Department to the Tel Aviv District Court. In April, 2013, the Company's former CEO and President submitted a motion to dismiss the claim against them on the grounds that the letter of claims does not present any legal case against any of them. The first hearing in the case was held on April 23, 2013, during which, the judge suggested the parties try to solve the dispute through mediation. On July 3, 2013 the parties held a first mediation meeting. After considering the views of its legal counsel as well as other factors, the Company’s management believes that a loss to the Company is neither probable nor in an amount or range of loss that is estimable.

In December 2012, a former service provider of InspireMD GmbH filed a claim with the Labor Court in Buenos Aires, Argentina in the amount of $193,378 plus interest (6% in dollars or 18.5% in pesos), social benefits, legal expenses and fees (25% of the award) against InspireMD Ltd. and InspireMD GmbH. The court dismissed the claim based on a lack of jurisdiction. Following this dismissal, the plaintiff appealed the ruling. The Company's management, after considering the views of its legal counsel as well as other factors, recorded a provision of $250,000 in the financial statements for the quarter ended December 31, 2012. The related expense has been recorded to "General and administrative" within the consolidated statements of operations. The Company's management estimates that the ultimate resolution of this matter could result in a loss of up to $80,000 in excess of the amount accrued.

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

NOTE 9 – EQUITY

a.	Share capital

As of June 30, 2013, the Company has authorized 130,000,000 shares of capital stock, par value $0.0001 per share, of which 125,000,000 are shares of common stock and 5,000,000 are shares of “blank check” preferred stock.

On October 31, 2011, the stockholders approved the authorization of the board of directors, in its discretion, to amend the Amended and Restated Certificate of Incorporation of the Company to effect a reverse stock split of the Company’s common stock at a ratio of one-for-two to one-for-four, such ratio to be determined by the board of directors, which approval allowed the board of directors to effect the reverse stock split any time prior to the Company’s annual meeting of stockholders in 2012.

On December 19, 2012, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment of the Company’s Amended and Restated Certificate of Incorporation to effect a one-for-four reverse stock split of its common stock (the “Reverse Stock Split”), which decreased the number of common shares issued and outstanding from approximately 72.1 million shares to approximately 18.0 million shares. The Company’s authorized shares were not affected by the Reverse Stock Split. All related share and per share data have been retroactively applied to the financial statements for all periods presented.

On January 8, 2013, due to the failure of the Company’s common stock to be listed on a national securities exchange on or before December 31, 2012, the Company issued 178,029 shares of common stock to the purchasers, or their assignees, under the securities purchase agreement that the Company entered into on March 31, 2011 (the "2011 SPA"). Pursuant to the 2011 SPA, in the event that the Company’s common stock was not listed on a national securities exchange on or before December 31, 2012, the Company was required to issue the purchasers under the 2011 SPA additional shares of common stock equal to 10% of the number of shares of common stock originally acquired by each such purchaser under the 2011 SPA.

On April 16, 2013, the Company consummated an underwritten public offering, pursuant to which it sold a total of 12,500,000 shares of common stock. The price to the public in the Offering was $2.00 per share, and the aggregate net proceeds of the Offering to the Company were approximately $22.6 million, after the underwriters’ commissions and offering expenses. On April 11, 2013, following the pricing of the Offering, the Company’s common stock began trading on the NYSE MKT.

Following the Offering, the Exchange Agreement and subsequent grants of securities, the Company issued the purchasers in its March 31, 2011 financing, or their assigns, an aggregate of 775,486 shares of common stock, pursuant to the terms of 2011 SPA that provided these investors with certain anti-dilution protections. The related expense has been recorded to “Financial expenses (income), net” within the consolidated statements of operations.

b.	Share-Based Compensation

1.	On March 28, 2011, the board of directors and stockholders of the Company adopted and approved the InspireMD, Inc. 2011 UMBRELLA Option Plan (the “Umbrella Plan”). Under the Umbrella Plan, the Company reserved 2,367,025 shares of common stock as awards to employees, consultants, and service providers. At a special meeting of stockholders of the Company held on October 31, 2011, the stockholders approved an amendment to the Umbrella Plan to add an additional 1,382,975 shares of common stock for a total of 3,750,000 shares.

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

On December 21, 2012, the Company amended its Umbrella Plan to increase the total number of shares of common stock issuable under such plan by 1,250,000 shares and to permit the awarding of incentive stock options pursuant to the U.S. portion of the plan.

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

The fair value of the options granted to Director A, using the Black-Scholes option pricing model, was approximately $1,700,000.

On September 28, 2011, Director A exercised the $6.00 Option to purchase 250,000 shares of common stock, resulting in gross proceeds to the Company of $1,500,000.

On November 16, 2011, the Company’s board of directors approved the appointment of Director A as the chairman of the board of directors. In connection with his appointment as chairman of the board of directors, the Company issued Director A 725,000 shares of common stock and an option to purchase 725,000 shares of common stock at an exercise price of $7.80 per share, the closing price of the common stock on the date of grant. The fair value of the granted shares is approximately $5.7 million and was recorded as an expense in the consolidated financial statements for the year ended June 30, 2012. In calculating the fair value of these options, the Company used the following assumptions: dividend yield of 0% and expected term of 5.5 years; expected volatility of 61.6%; and risk-free interest rate of 1.07%. The options have terms of 10 years from the date of grant, and the vesting terms are as follows: tranche A vests and become exercisable in twenty four equal monthly installments, tranches B and C vest and become exercisable upon meeting certain performance conditions. The fair value of the options, using the Black-Scholes option-pricing model was approximately $3.1 million.

On June 18, 2012, the Company’s board of directors approved the extension of the date by which the conditions to the vesting of tranches B and C must occur. As of June 30, 2012, the performance condition of tranche B was deemed probable and the performance condition of tranche C was deemed not probable. As a result, as of June 30, 2012, the Company continued to record expense related to tranche B, in accordance with the fair value that was calculated at the grant date. Tranche C was treated as a new grant, and the Company calculated the fair value of the new grant on the date of the extension using the following assumptions: dividend yield of 0% and expected term of 5 years; expected volatility of 66%; and risk-free interest rate of 0.69%. The fair value using the Black-Scholes option-pricing model was approximately $192,000.

On April 11, 2013, the conditions of tranche B were met.

The conditions of tranche C were met in May 2013.

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

The grant to Director C was for 6,250 shares and is subject to the 2006 Employee Stock Option Plan, a sub-plan of the Company’s 2011 Umbrella Option Plan. The $7.80 Options vest and become exercisable in three equal annual installments beginning on the one-year anniversary of the date of grant. In the case of Director B’s option, in the event that Director B is either (i) not reelected as a director at the Company’s 2012 annual meeting of stockholders, or (ii) not nominated for reelection as a director at the Company’s 2012 annual meeting of stockholders, the option vests and becomes exercisable on the date of Director B’s failure to be reelected or nominated. In the case of Director C’s option, in the event that Director C is required to resign from the board due to medical reasons, the option vests and becomes exercisable on the date of Director C’s resignation for medical reasons. The $7.80 Options have terms of 10 years from the date of grant.

In calculating the fair value of the $7.80 Options, the Company used the following assumptions: dividend yield of 0% and expected term of 3-4 years; expected volatility of 67%-70%; and risk-free interest rate of 0.45%-0.78%.

The fair value of the options granted to the above-mentioned new directors, using the Black-Scholes option-pricing model, is approximately $118,000.

4.	On August 5, 2011, options to purchase 81,161 shares of common stock were granted to former directors at a cash exercise price of $4.92 per share replacing options to purchase 81,161 shares of common stock held by former directors that expired during the second quarter of 2011. The options had terms of five years. In calculating the fair value of the options, the Company used the following assumptions: dividend yield of 0% and expected term of 3.5 years; expected volatility of 69%; and risk-free interest rate of 0.62%.

The fair value of the options granted to the former directors, using the Black-Scholes option-pricing model, is approximately $424,000.

5.	During 2011, the Company entered into investor relations consulting agreements with investor relations companies to provide investor relations services. Pursuant to the consulting agreements, in addition to monthly fees in a range of $3,000 to $16,500, the Company issued to the investor relations companies:

•	a one-year warrant to purchase 20,290 shares of common stock of the Company at an exercise price of $4.92 per share, valued at approximately $21,000;
•	12,500 restricted shares of the Company’s common stock, valued at approximately $62,000, and a five-year warrant to purchase 12,500 shares of common stock of the Company at an exercise price of $6.00 per share, valued at approximately $30,000; and
•	6,250 shares of the Company’s common stock, valued at $68,750.

The Company recorded share-based compensation expenses of $181,750 related to these issuances.

6.	On January 30, 2012, the Company appointed a new director (“Director D”) to its board of directors. In connection with his appointment, the Company issued Director D an option to purchase 25,000 shares of its common stock, which will vest one-third annually in 2013, 2014 and 2015 on the anniversary of the date of grant, provided that if he is (i) not reelected as a director at our 2014 annual meeting of stockholders, or (ii) not nominated for reelection as a director at our 2014 annual meeting of stockholders, the option vests and becomes exercisable on the date of such failure to be reelected or nominated.

In calculating the fair value of these options, the Company used the following assumptions: dividend yield of 0% and expected term of 5.5-6.5 years; expected volatility of 58-60%; and risk-free interest rate of 1.01%-1.26%. The options have terms of 10 years from the date of grant, and the fair value of the options, using the Black-Scholes option-pricing model, was approximately $106,000.

7.	On June 18, 2012 the Company’s board of directors issued Directors A, B, C and D options to purchase 12,500 shares of common stock at an exercise price of $3.16 per share, the closing price of the common stock on the date of grant. In calculating the fair value of these options, the Company used the following assumptions: dividend yield of 0% and expected term of 5.5-6.5 years; expected volatility of 65%-66%; and risk-free interest rate of 0.78%-0.97%. The options have terms of 10 years from the date of grant, and become exercisable in three equal annual installments. The fair value of the options, using the Black-Scholes option-pricing model, was approximately $23,000 each.

8.	On August 1, 2012, the Company issued a consultant options with certain market conditions to purchase 50,000 shares of common stock at an exercise price of $4.72 per share, the closing price of the common stock on the date of grant.

As of June 30, 2013 the first and second tranches were fully vested. The third and fourth tranches expired on July 31, 2013.

9.	On August 27, 2012, the Company issued and extended options to purchase shares of common stock to a consultant who was an immediate family member of the Company’s CEO at the time. See Note 7b.

10.	On September 16, 2012, the Company appointed a new director (“Director E”) to its board of directors. In connection with his appointment, on September 21, 2012, the Company issued Director E an option to purchase 25,000 shares of its common stock at an exercise price of $9 per share, the closing price of the common stock on the date of grant.

In calculating the fair value of these options, the Company used the following assumptions: dividend yield of 0% and expected term of 5.5-6.5 years; expected volatility of 68.4%-69.3%; and risk-free interest rate of 0.8%-1.03%. The options have terms of 10 years from the date of grant and become exercisable in three equal annual installments. The fair value of the options, using the Black-Scholes option-pricing model, was approximately $137,000.

11.	On October 20, 2012, the Company issued 215,000 shares of common stock to pursuant to an agreement with a licensor. See Note 8b.

12.	On January 3, 2013, in connection with the appointment of the Company's current CEO, the Company granted the new CEO a nonqualified stock option to purchase 525,927 shares of the Company's common stock, made pursuant to a Nonqualified Stock Option Agreement, an incentive stock option to purchase 74,073 shares of the Company’s common stock, made pursuant to an Incentive Stock Option Agreement, and 400,000 shares of restricted stock, which are subject to forfeiture until the vesting of such shares, made pursuant to a Restricted Stock Award Agreement. See Note 7.

In calculating the fair value of the above options the Company used the following assumptions: dividend yield of 0% and expected term of 5.04-6.5 years; expected volatility of 68.5%-70.3%; and risk-free interest rate of 0.72%-1.07%.

The fair value of the above 525,927 and 74,073 options, using the Black-Scholes option-pricing model, was approximately $1,470,000.

The fair value of the above 400,000 restricted shares was approximately $1,620,000.

On April 24, 2013, the vesting of the restricted stock awarded to the CEO was amended. See Note 7.

On April 25, 2013, the Company granted to the CEO (i) options to purchase 297,447 shares of common stock, with an exercise price of $2.05 per share (the “April Option Grant”) and (ii) 179,866 restricted shares of common stock (the “April RS Grant”). The April Option Grant vests in three equal annual installments. The April RS Grant is subject to forfeiture until vested. This award vests in three equal annual installments. The fair value of the April RS Grant was approximately $369,000. In calculating the fair value of the above options the Company used the following assumptions: dividend yield of 0% and expected term of 5.5-6.5 years; expected volatility of 66.9%-68.2%; and risk-free interest rate of 0.82%-1.04%. The fair value of the above options, using the Black-Scholes option-pricing model, was approximately $368,000.

As of June 30, 2013, 9,506 restricted shares were withheld by the Company from the CEO upon certain vesting dates to satisfy tax withholding obligations. The payment of the withheld tax, amounting to $27,685 was deducted from equity. See Note 7.

13.	On February 7, 2013, the Company appointed a new director (“Director F”) to its board of directors. In connection with his appointment, the Company issued Director F an option to purchase 124,415 shares of its common stock at an exercise price of $3.40 per share, the closing price of the common stock on the date of grant

In calculating the fair value of these options, the Company used the following assumptions: dividend yield of 0% and expected term of 5.5-6.5 years; expected volatility of 66.8%-68.9%; and risk-free interest rate of 0.96%-1.21%. The options have terms of 10 years from the date of grant and become exercisable in three equal annual installments. The fair value of the options, using the Black-Scholes option-pricing model, was approximately $257,000.

14.	On April 16, 2013, the Company appointed a new Vice President of Corporate Development. In accordance with the appointment, on April 22, 2013, the Company granted the new Vice President of Corporate Development stock options to purchase 150,000 shares of the Company’s common stock. The options have an exercise price of $1.97, which was the fair market value of the Company’s common stock on the date of grant. The options are subject to a three-year vesting period with one-third of such awards vesting each year.

In calculating the fair value of the above options the Company used the following assumptions: dividend yield of 0% and expected term of 5.5-6.5 years; expected volatility of 66.9%-68.2%; and risk-free interest rate of 0.8%-1.02%.

The fair value of the above options, using the Black-Scholes option-pricing model, was approximately $178,000.

15.	On May 9, 2013, the Company granted options to purchase an aggregate of 400,000 shares of the Company’s common stock to certain of the Company’s independent directors. The options have an exercise price of $2.75, which was the fair market value of the Company’s common stock on the date of grant. The options are subject to a three-year vesting period with one-third of such awards vesting each year. In calculating the fair value of the above options the Company used the following assumptions: dividend yield of 0% and expected term of 5.5-6.5 years; expected volatility of 68.1%-69.2%; and risk-free interest rate of 0.86%-1.09%.

The fair value of the above options, using the Black-Scholes option-pricing model, was approximately $672,000.

16.	As of June 30, 2013, the Company had reserved 276,193 shares of common stock for issuance under the plans as described above.

17.	The following table summarizes information about warrants and share options to employees:

	Year ended June 30,
	2013		2012
	Number of warrants and options	Weighted average exercise price	Number of warrants and options	Weighted average exercise price
Outstanding - beginning of period	2,321,083	$5.28	1,098,631	$3.60
Granted*	1,706,112	3.19	1,579,250	6.80
Forfeited	(194,729)	4.11	(106,799)	8.44
Exercised	(425,412)	–	(250,000)	6.00
Outstanding -end of period	3,407,054	$4.71	2,321,083	$5.28
Exercisable at the end of the period	1,316,979	$6.23	904,108	$3.04

*	Including 372,500 options with performance conditions in the year ended June 30, 2012.

The following table summarizes information about warrants and share options to non-employees:

	Year ended June 30,
	2013		2012
	Number of warrants and options	Weighted average exercise price	Number of warrants and options	Weighted average exercise price
Outstanding - beginning of period	2,123,943	$3.80	1,999,103	$3.60
Granted*	115,723	5.09	239,086	5.04
Forfeited	(33,486)	5.79	(114,246)	2.44
Exercised	(571,478)	1.86	–	–
Outstanding - end of period	1,634,702	$4.57	2,123,943	$3.80
Exercisable at the end of the period	1,546,693	$4.51	2,056,710	$3.76

*	Including 19,479 options with performance conditions in the year ended June 30 2012. See Note 2m.

The following table provides additional information about all warrants and options outstanding and exercisable:

	Outstanding as of June 30, 2013
Exercise price	Warrants and options outstanding	Weighted average remaining contractual life (years)	Warrants and options exercisable
0-0.002	367,711	5.12	367,711
0.732	37,862	3.29	37,862
0.752	83,636	2.73	83,636
1.97	150,000	9.81
2.05	297,447	9.82
2.75	400,000	9.86
2.92	118,750	8.92	39,583
2.95	25,000	9.86
2.98	24,500	9.85
3.16	97,500	8.97	32,500
3.20	75,000	8.90	25,000
3.40	179,165	9.61
4.05	600,000	9.52	83,333
4.72	50,000	4.09	22,500
4.92	63,661	1.50	63,661
4.928	433,855	4.94	391,923
5.80	60,871	1.25	30,435
6.00	723,937	2.77	681,598
6.90	3,652	5.50	3,652
7.00	20,290	2.92	13,527
7.20	188,169	3.20	188,169
7.72	53,750	2.94	34,583
7.80	820,750	8.38	696,500
8.00	10,000	3.18	3,333
8.40	2,500	8.50	833
9.00	25,000	9.23
9.60	2,500	9.20
10.00	125,000	8.04	62,500
10.40	1,250	2.98	833
	5,041,756	6.88	2,863,672

The weighted average of the remaining contractual life of total vested and exercisable warrants and options as of June 30, 2013 is 2.90 years.

The aggregate intrinsic value of the total exercisable warrants and options as of June 30, 2013 is approximately $990,000.

The total intrinsic value of options exercised was approximately $4.6 million and $800,000 for the years ended June 30, 2013 and 2012, respectively.

The weighted average fair value of warrants and options granted was approximately $1.98 and $4.24 for the years ended June 30, 2013 and 2012, respectively. The weighted average fair value of warrants and options granted was estimated using the Black-Scholes option-pricing model.

18.	The following table sets forth the assumptions that were used in determining the fair value of options granted to employees for the years ended June 30, 2013 and 2012:

	Year ended June 30
	2013	2012
Expected life	5.04-6.5 years	0.17-6.5 years
Risk-free interest rates	0.72%-1.28%	0.03%-2.79%
Volatility	67%-70%	55%-71%
Dividend yield	0%	0%

The following table sets forth the assumptions that were used in determining the fair value of warrants and options granted to non-employees for the years ended June 30, 2013 and 2012:

	Year ended June 30
	2013	2012

Expected life	2-10 years	2-10 years
Risk-free interest rates	0.28%-1.79%	0.3%-1.97%
Volatility	60%-73%	47%-65%
Dividend yield	0%	0%

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

19.	As of June 30, 2013, the total unrecognized compensation cost on employee and non-employee stock options, related to unvested stock-based compensation, amounted to approximately $2.9 million. This cost is expected to be recognized over a weighted-average period of approximately 1.77 years. This expected cost does not include the impact of any future stock-based compensation awards.

The following table summarizes the allocation of total share-based compensation expense in the consolidated statements of operations:

	Year ended June 30
	2013	2012
	($ in thousands)

Deduction from revenue	$-	$68
Cost of revenues	44	192
Research and development	284	370
Sales and marketing	78	375
General and administrative	3,433	9,549
	$3,839	$10,554

c.	Acquisition and cancellation of shares

Following a settlement agreement signed on June 5, 2011, the Company issued 4,696 shares of common stock. The Company issued a stock certificate in the name of the plaintiff for such shares for the Company to hold in trust pending consummation of the settlement terms under the settlement agreement. On June 10, 2012, both parties agreed to amend the settlement agreement to provide that the Company would pay approximately $24,000 rather than issue the shares. Whereas the shares were never released to the plaintiff, and both parties agreed to cancel the share certificate evidencing the shares, the Company cancelled the shares and recorded approximately $21,000 as a deduction from equity. The difference was recorded as “General and administrative” based on the cash amount paid net of the fair value of the cancelled shares as of the cancellation date.

d.	On April 5, 2012, the Company issued the 2012 Convertible Debenture and 2012 Warrants to purchase an aggregate of 835,866 shares of its common stock at an exercise price of $7.20 per share in a private placement transaction. See Note 6.

NOTE 10 - TAXES ON INCOME

a.	Tax laws applicable to the Company and its subsidiaries

Taxation in the United States

InspireMD, Inc. is taxed under U.S. tax laws.

Taxation in Israel

InspireMD Ltd. is taxed under the Israeli Income Tax Ordinance.

On December 6, 2011, the "Tax Burden Distribution Law" Legislation Amendment (2011) was published in the Official Gazette. Under this law, the previously approved gradual decrease in the corporate tax rate was cancelled. The Corporate tax rate was increased from 24% in 2011, to 25% beginning 2012.

Taxation in Germany

InspireMD GmbH is taxed according to the tax laws in Germany. Accordingly, the applicable tax rates are corporate tax rate of 15.825% and trade tax rate of 12.075%.

b.	Tax benefits under the Law for the Encouragement of Capital Investments, 1959 (the “Law”):

1.	InspireMD Ltd. has been granted a “Beneficiary Enterprises” status under the Investment Law including Amendment No. 60 thereof, which became effective in April 2005.

The tax benefits derived from any such Beneficiary Enterprise relate only to taxable profits attributable to the specific program of investment to which the status was granted.

The main benefit, to which InspireMD Ltd. is entitled, conditional upon the fulfilling of certain conditions stipulated by the above law, is a two-year exemption and five years of a reduced tax rate of 25% from tax on income derived from their beneficiary activities in facilities in Israel. The tax benefit period is twelve years from the years of implementation. The Company elected the year 2007, as the year of election, and 2011 as an additional year of election, with the twelve year period of benefits beginning in 2011.

In the event of a distribution of tax-exempt income attributable to "Beneficiary Enterprises" as a cash dividend, the Company will be required to pay tax at a rate of 25% on the amount distributed. In addition, dividends originating from income attributable to the "Beneficiary Enterprises" will be subject to a 15% withholding tax.

Should InspireMD Ltd. derive income from sources other than the “Beneficiary Enterprises” during the period of benefits, such income shall be taxable at the regular corporate tax rate.

2.	Conditions for entitlement to the benefits

The entitlement to the above benefits is conditional upon InspireMD Ltd. fulfilling the conditions stipulated by the law, regulations published thereunder and the instruments of approval for the specific investments in approved assets. In the event of failure to comply with these conditions, the benefits may be cancelled and InspireMD Ltd. may be required to refund the amount of the benefits, in whole or in part, with the addition of interest.

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

If the Company will opt for application of Preferred Enterprise status, it will accordingly be subject, under law to the following tax rates:

Years	Areas in Israel (other than "Zone A"- as defined by the law)

“Preferred enterprise”
2013	12.5%
2014*	12.5%
2015 and thereafter*	12%

*	On August 5, 2013 the Law for Change of National Priorities 2013 (Legislative Amendment for Achieving the Budgetary Goals for 2013-2014), as describe below, was published, and among other things, amended the tax rate for the years 2014 and thereafter.

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

Under the transitional provisions of the amendment, an Israeli company was allowed to continue to enjoy the tax benefits available under the law prior to its amendment until the end of the period of benefits, as defined in the law. On each year during the period of benefits, the company is able to opt for application of the amendment, thereby making available to itself the tax rates above. Opting for application of the amendment is recoverable.

c.	On August 5, 2013, the Law for Change of National Priorities (Legislative Amendments for Achieving the Budgetary Goals for 2013-2014), 2013 (hereinafter, the "Law") was published in Reshumot (the Israeli government official gazette), and enacts, among other things, the following amendments:

1.	Raising the corporate tax rate beginning in 2014 and thereafter to 26.5% (instead of 25%).

2.	Increasing the tax rate on the income of preferred enterprises from the 2014 tax year and thereafter, as stated in the Encouragement of Capital Investment Law, 1959 (hereinafter - the Encouragement Law) of a qualifying company in Development Zone A to 9% (instead of 7% in 2014 and 6% in 2015 and thereafter) and companies located in zones other than Zone A to 16% (instead of 12.5% in 2014 and 12% in 2015 and thereafter). In addition, the tax rate on dividends distributed on January 1, 2014 and thereafter originating from preferred income under the Encouragement Law will be raised to 20% (instead of 15%).

3.	When a company distributes revaluation gains to its shareholders, the asset for which revaluation gains are recognized in the financial statements of the company is deemed as an asset that was sold on distribution day (notional sale) and therefore such revaluation gains are liable to tax. Revaluation gains are defined by the Law as retained earnings not subject to corporate tax, of the kind indicated by the Minister of Finance with approval of the Finance Committee of the Knesset, at over NIS 1 million to be calculated accumulatively from the date of acquiring the asset.

The balances of deferred tax as of June 30, 2013 does not account for the expected impact of the Law as its legislation has not been effectively completed by that date.

The impact of the Law on deferred tax balance of the Company is not expected to be material.

d.	Carry forward tax losses

As of June 30, 2013, InspireMD Ltd. had a net carry forward tax loss of approximately $26 million. Under Israeli tax laws, the carry forward tax losses can be utilized indefinitely. As of June 30, 2013, the Company had a net carry forward tax loss of approximately $19 million. Under U.S. tax laws, the Company’s tax losses can be utilized two years back and twenty years forward. As such the Company's carry forward tax losses will begin to expire on June 30, 2031.

e.	Tax assessments

The Company and its subsidiaries have not been assessed for tax purposes since incorporation.

f.	Loss before income taxes

The components of loss before income taxes are as follows:

	Year ended June 30,
	2013	2012
	($ in thousands)
Profit (loss) before taxes on income:
InspireMD, Inc.	$(19,613)	$(11,078)
InspireMD Ltd.	(9,653)	(6,501)
InspireMD GmbH	16	(4)
	$(29,250)	$(17,583)

Current taxes on income

Tax expenses in the amount of approximately $8,000 and $14,000 for the years ended June 30, 2013 and 2012, respectively, are related to non-U.S. operations.

The following is a reconciliation of the theoretical tax expense, assuming all income were taxed at the regular tax rates applicable to the Company in the U.S. and the actual tax expense:

	Year ended June 30,
	2013	2012
	($ in thousands)
Loss before taxes on income, as reported in the statements of operations	$29,250	$17,583
Theoretical tax benefit	(9,945)	(5,984)
Increase in tax benefit resulting from permanent differences	1,613	1,448
Increase (decrease) in taxes on income resulting from the computation of deferred taxes at a rate which is different from the theoretical rate	205	(75)
Increase (decrease) in uncertain tax positions - net	-	(71)
Decrease in theoretical tax benefit resulting from subsidiaries different tax rate	(61)	1,408
Change in corporate tax rates, see c above	-	(245)
Change in valuation allowance	8,196	3,533
	$8	$14

As of June 30, 2013 and 2012, the Company determined that it was more likely than not that the benefit of the operating losses would not be realized and consequently, management concluded that full valuation allowances should be established regarding the Company’s deferred tax assets.

The changes in the valuation allowance for the years ended June 30, 2013 and 2012 were as follows:

	Year ended June 30,
	2013	2012
	($ in thousands)
Balance at the beginning of the year	$8,050	$4,517
Changes during the year	8,196	3,533
Balance at the end of the year	$16,246	$8,050

g.	Accounting for Uncertain Tax position

The following is a reconciliation of the total amounts of the Company’s unrecognized tax benefits during the years ended June 30, 2013 and 2012:

	Year ended June 30,
	2013	2012
	($ in thousands)
Balance at beginning of period	$-	$71
Decrease in unrecognized tax benefits as a result of tax positions taken during a prior year		(71)
Balance at end of period	$-	$-

All of the above amounts of unrecognized tax benefits would affect the effective tax rate if recognized.

A summary of open tax years by major jurisdiction is presented below:

Jurisdiction	Years
U.S.	2008-2012

Israel	2007-2012

Germany	2007-2012

The Company and its subsidiaries applied for a change of fiscal year for its tax filings to end in June 30, 2012 in Israel.

h.	Deferred income tax:

	Year ended June 30,
	2013	2012
	($ in thousands)
Short-term:
Allowance for doubtful accounts	$82	$54
Provision for bonus	51
Provision for vacation and recreation pay	79	70
	212	124
Long-term:
R&D expenses	1,227	746
Beneficial conversion feature	-	(1,251)
Non cash issuance costs	-	89
Share-based compensation	1,698	693
Carry forward tax losses	13,060	7,631
Accrued severance pay, net	49	18
	16,034	7,926
Less-valuation allowance	(16,246)	(8,050)
	$-	$-

NOTE 11 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

Balance sheets:

a.	Accounts receivable:

	June 30,
	2013	2012
	($ in thousands)
1) Trade:
Open accounts	$2,068	$2,039
Allowance for doubtful accounts	(329)	(215)
	$1,739	$1,824
2) Other:
Due from government institutions	$176	$124
Advance payments to suppliers	202	118
Miscellaneous	10	22
	$388	$264

The changes in “Allowance for doubtful accounts” during the years ended June 30, 2013 and 2012 are as follows:

	Year ended June 30,
	2013	2012
	($ in thousands)
Balance at beginning of period	$215	$155
Additions during the period	245	78
Deductions during the period	(142)
Exchange rate differences	11	(18)
Balance at end of period	$329	$215

b.	Inventories:

	June 30,
	2013	2012
	($ in thousands)
Finished goods	$364	$479
Work in process	1,111	1,115
Raw materials and supplies	118	150
	$1,593	$1,744

As of June 30, 2013 and 2012 the Company recorded provisions for slow moving inventory in the amounts of approximately $379,000 and $443,000, respectively.

c.	Inventory on consignment

The changes in inventory on consignment during the years ended June 30, 2013 and 2012 are as follows:

	Year ended June 30,
	2013	2012
	($ in thousands)
Balance at beginning of period	$63	$82
Costs of revenues deferred during the period	20	63
Costs of revenues recognized during the period	(83)	(82)
Balance at end of period	$-	$63

As of June 30, 2012, inventory on consignment included products of sales for which returns were reliably estimated in the amount of approximately $63,000. As of June 30, 2013, there was no inventory on consignment.

d.	Accounts payable and accruals-other:

	June 30,
	2013	2012
	($ in thousands)
Employees and employee institutions	$626	$438
Accrued vacation and recreation pay	313	272
Accrued clinical trials expenses	513	607
Provision for sales commissions	205	194
Accrued expenses	1,343	1,197
Due to government institutions	15	22
Provision for returns		139
Taxes payable	13	56
	$3,028	$2,925

e.	Deferred revenues

The changes in deferred revenues during the years ending June 30, 2013 and 2012 are as follows:

	Year ended June 30,
	2013	2012
	($ in thousands)
Balance at beginning of period	$10	$-
Revenue deferred during the period		25
Revenue recognized during the period		(15)
Balance at end of period	$10	$10

Statements of Operation:

f.	Financial expenses, net:

	Year ended June 30,
	2013	2012
	($ in thousands)
Bank commissions	$38	$50
Interest income	(28)	(40)
Exchange rate differences	(63)	112
2013 Exchange agreement :
Induced conversion of convertible debt	9,330
Issuance of warrants	568
Interest expense (including debt issuance costs)	4,268	1,238
Change in fair value of warrants, embedded derivatives and anti-dilution rights	64	(1,322)
	$14,177	$38

NOTE 12 - ENTITY WIDE DISCLOSURES

The Company operates in one operating segment.

Disaggregated financial data is provided below as follows:

(1) Revenues by geographic area and

(2) Revenues from principal customers.

Revenues are attributed to geographic areas based on the location of the customers. The following is a summary of revenues by geographic areas:

	Year ended June 30,
	2013	2012
	($ in thousands)
Russia	$837	$812
Spain	$701	$422
Other	$3,335	$4,115
	$4,873	$5,349

By principal customers:

	Year ended June 30,
	2013	2012
Customer A	17%	15%
Customer B	14%	8%

All tangible long lived assets are located in Israel.

NOTE 13 - SUBSEQUENT EVENTS:

On August 22, 2013, the Company, InspireMD Ltd. and the licensor entered into an amendment (the “Second Amendment)” to the license agreement pursuant to which the Company licenses the stent design used in the Company’s MGuard Prime. Pursuant to the Second Amendment, the Company and the licensor agreed to amend the royalty fee from 2.9% of all net sales during the term of the agreement to (i) 2% of the first $10.56 million of net sales from July 1, 2013 through June 30, 2015, provided that the Company makes an advance royalty payment of $192,000 on the date of the amendment, (ii) 2.5% of net sales in excess of $10.56 million from July 1, 2013 through June 30, 2015, payable within 45 days of June 30, 2015 and (iii) 2.9% of all net sales beginning on July 1, 2015.

