Form 10-Q
period 2013-09-30
InspireMD, Inc.
filed 2013-11-12
CIK 1433607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number: 001-35731

InspireMD, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-2123838
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

800 Bolyston Street, 16th Floor

Boston, MA 02199
(Address of principal executive offices)
(Zip Code)

(857) 453-6553
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

The number of shares of the registrant’s common stock, $0.0001 par value, outstanding as of November 11, 2013: 34,512,568.

TABLE OF CONTENTS

		Page
	PART I
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 4.	Controls and Procedures	18

	PART II
Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	19
Item 6.	Exhibits	21

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INSPIREMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in thousands)

	September 30,	June 30,
	2013	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,440	$14,820
Restricted cash	93	93
Accounts receivable:
Trade	2,128	1,739
Other	447	388
Prepaid expenses	144	272
Inventory	1,392	1,593
Total current assets	15,644	18,905

PROPERTY, PLANT AND EQUIPMENT, net	591	550

NON-CURRENT ASSETS:
Funds in respect of employees rights upon retirement	436	406
Long term prepaid expenses	143
Royalties buyout	873	884
Total other non-current assets	1,452	1,290
Total assets	$17,687	$20,745

The accompanying notes are an integral part of the condensed consolidated financial statements.

INSPIREMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in thousands)

	September 30,	June 30,
	2013	2013
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	$850	$831
Other	3,016	3,028
Advanced payment from customers	176	174
Deferred revenues		10
Total current liabilities	4,042	4,043

LONG-TERM LIABILITIES:
Liability for employees rights upon retirement	637	600
Total long-term liabilities	637	600

COMMITMENTS AND CONTINGENT LIABILITIES
(Note 9)
Total liabilities	4,679	4,643

EQUITY :
Common stock, par value $0.0001 per share; 125,000,000 shares authorized; 33,965,950 and 33,888,845 shares issued and outstanding at September 30, 2013 and June 30, 2013, respectively	3	3
Additional paid-in capital	89,930	89,079
Accumulated deficit	(76,925)	(72,980)
Total equity	13,008	16,102
Total liabilities and equity	$17,687	$20,745

The accompanying notes are an integral part of the condensed consolidated financial statements.

INSPIREMD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(U.S. dollars in thousands, except share and per share data)

	Three months ended
	September 30,
	2013	2012
REVENUES	$1,552	$509
COST OF REVENUES	750	230
GROSS PROFIT	802	279
OPERATING EXPENSES:
Research and development	1,544	946
Selling and marketing	830	402
General and administrative (including $795 and $819 of share-based compensation for the 3 months ended September 30, 2013 and 2012, respectively)	2,313	2,212
Total operating expenses	4,687	3,560
LOSS FROM OPERATIONS	(3,885)	(3,281)
FINANCIAL EXPENSES, net:
Interest on convertible loan and revaluation of contingently redeemable warrants and others	77	4,213
Other financial expenses (income)	(20)	5
LOSS BEFORE INCOME TAXES	(3,942)	(7,499)
TAX EXPENSES	3	7
NET LOSS	$(3,945)	$(7,506)
NET LOSS PER SHARE - basic and diluted	$(0.12)	$(0.44)
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING NET LOSS PER SHARE - basic and diluted	33,959,773	17,074,235

The accompanying notes are an integral part of the condensed consolidated financial statements.

INSPIREMD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. dollars in thousands)

	3 months ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,945)	$(7,506)
Adjustments required to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	50	34
Change in liability for employees right upon retirement	37	40
Financial expenses	75	3,984
Share-based compensation expenses	851	931
Changes in operating asset and liability items:
Decrease (increase) in prepaid expenses	(15)	37
Decrease (increase) in trade receivables	(389)	746
Increase in other receivables	(59)	(144)
Decrease in inventory on consignment		41
Decrease (increase) in inventory on hand	201	(332)
Increase in trade payables	19	115
Decrease in deferred revenues	(10)
Decrease in other payables and advance payment from customers	(87)	(302)
Net cash used in operating activities	(3,272)	(2,356)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(80)	(35)
Amounts funded in respect of employee rights upon retirement, net	(30)	(22)
Net cash used in investing activities	(110)	(57)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of options and warrants		432
Net cash provided by financing activities		432
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2	(6)
DECREASE IN CASH AND CASH EQUIVALENTS	(3,380)	(1,987)
BALANCE OF CASH AND CASH EQUIVALENTS
AT BEGINNING OF THE PERIOD	14,820	10,284
BALANCE OF CASH AND CASH EQUIVALENTS
AT END OF THE PERIOD	$11,440	$8,297

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTE 1 - DESCRIPTION OF BUSINESS

InspireMD, Inc., a Delaware corporation (the “Company”), together with its subsidiaries, is a medical device company focused on the development and commercialization of its proprietary stent platform technology, MGuard™. MGuard provides embolic protection in stenting procedures by placing a micron mesh sleeve over a stent. The Company’s initial products are marketed for use in patients with acute coronary syndromes, notably acute myocardial infarction (heart attack) and saphenous vein graft coronary interventions (bypass surgery). The Company markets its products through distributors in international markets, mainly in Europe and Latin America.

Due to the Security and Loan Agreement as described in Note 12, the Company believes that it has sufficient cash to continue its operations into 2015. However, depending on the operating results in 2014, the Company may need to obtain additional cash in 2015 to continue to fund its operations.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, the financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position and results of operations of the Company. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2013, as found in the Company Report on Form 10-K, filed with the Securities and Exchange Commission on September 17, 2013. The balance sheet for June 30, 2013 was derived from the Company’s audited financial statements for the year ended June 30, 2013. The results of operations for the three months ended September 30, 2013 are not necessarily indicative of results that could be expected for the entire fiscal year.

NOTE 3- EQUITY:

a.	During the three months ended September 30, 2013, the Company issued a total of 77,103 shares of its common stock in connection with the exercise of 77,103 options, for consideration of less than $1,000.

b.	During the three months ended September 30, 2013, a director of the Company was granted options to purchase shares of the Company’s common stock. See Note 9.

NOTE 4- NET LOSS PER SHARE:

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential share issuances of common stock upon the exercise of share options, warrants, convertible loans and restricted stock as the effect is anti-dilutive.

For the three month periods ended September 30, 2013 and 2012, all shares of common stock underlying outstanding options, warrants, convertible loans and restricted stock have been excluded from the calculation of the diluted loss per share since their effect was anti-dilutive. The total number of shares of common stock related to outstanding options, warrants, convertible loans and restricted stock excluded from the calculations of diluted loss per share were 8,180,669 and 8,047,714 for the three month periods ended September 30, 2013 and 2012, respectively.

NOTE 5 - FAIR VALUE MEASURMENT:

Financial Assets and Liabilities Not Measured Using Fair Value Method

The carrying amounts of financial instruments included in working capital approximate their fair value either because these amounts are presented at fair value or due to the relatively short-term maturities of such instruments. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy. As of September 30, 2013, the carrying amount of cash and cash equivalents, accounts receivable, other current assets and accounts payables and accrued expenses approximates their fair values due to the short-term maturities of these instruments.

NOTE 6 - INVENTORY:

	September 30,	June 30,
	2013	2013
	($ in thousands)
Finished goods	$551	$364
Work in process	707	1,111
Raw materials and supplies	134	118
	$1,392	$1,593

As of September 30, 2013 and June 30, 2013, the Company had provisions for slow moving inventory of approximately $356,000 and $379,000, respectively.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUALS - OTHER:

	September 30,	June 30,
	2013	2013
	($ in thousands)
Employees and employee institutions	$729	$626
Accrued vacation and recreation pay	305	313
Accrued clinical trial expenses	760	513
Provision for sales commissions	148	205
Accrued expenses	1,051	1,343
Other	23	28
	$3,016	$3,028

NOTE 8 - FINANCIAL EXPENSES, NET:

	3 Months ended September 30,
	2013	2012
	($ in thousands)
Bank commissions	$11	$9
Interest income	(2)	(9)
Exchange rate differences	(29)	5
Interest expense (including debt issuance costs)		988
Change in fair value of warrants, embedded derivatives and other	77	3,225
	$57	$4,218

NOTE 9 - RELATED PARTIES:

On September 3, 2013, the board of directors of the Company appointed a new director with a term expiring at the Company’s 2014 annual meeting of stockholders.

In connection with his appointment, the director was granted an option to purchase 125,000 shares of the Company’s common stock at an exercise price of $2.12 per share (the “$2.12 Option”). The $2.12 Option is exercisable in three equal annual installments beginning on the one-year anniversary of the date of grant.

In calculating the fair value of the $2.12 Option, the Company used the following assumptions: dividend yield of 0% and expected term of 5.5-6.5 years; expected volatility of 68%-69% ; and risk-free interest rate of 1.84%- 2.15%. The option has a term of 10 years from the date of grant, and the fair value of the option on the date of grant, using the Black-Scholes option-pricing model, was approximately $164,000.

NOTE 10 - COMMITMENT AND CONTINGENT LIABILITIES:

a.	Commitment

In March 2010, the Company entered into a license agreement (the “License Agreement”) to use a stent design (“MGuard Prime”) developed by a company owned by a former director of InspireMD Ltd. (the “Licensor”). Pursuant to the agreement, the Licensor was entitled to receive royalty payments of 7% of net sales outside the United States and, for sales within the U.S., royalty payments as follows: 7% of the first $10,000,000 in net sales and 10% of net sales exceeding $10,000,000.

On October 20, 2012, the Company, InspireMD Ltd. and the Licensor entered into an amendment (the "First Amendment") to the License Agreement, pursuant to which, amongst other things, the Licensor agreed to reduce the royalty owed with respect to sales of MGuard Prime to 2.9% of all net sales both inside and outside the U.S. in exchange for (i) InspireMD Ltd. waiving $85,000 in regulatory fees for the CE Mark that were owed by the Licensor to InspireMD Ltd., (ii) InspireMD Ltd. making full payment of royalties in the amount of $205,587 due to the Licensor as of September 30, 2012 and (iii) 215,000 shares of the Company’s common stock, that were valued at the closing price of the common stock on October 19, 2012 at $8.20 per share. The total amount paid to the Licensor was valued at $1,848,000, inclusive of the shares issued as well as the $85,000 waiver, and was allocated in the consolidated financial statements for the year ended June 30, 2013 as follows: approximately $930,000 was allocated to royalties’ buyout and approximately $918,000 was allocated to “research and development” expenses based on the MGuard Prime registration status in various territories. The royalties’ buyout amortization is calculated using the economic pattern of the Company’s estimated future revenues over the estimated useful life of the royalties’ buyout. The amortization is recorded in “Cost of Revenues” in the consolidated statements of operations.

On August 22, 2013, the Company, InspireMD Ltd. and the Licensor entered into an amendment to the License Agreement (the “Second Amendment”), pursuant to which the Company and the Licensor agreed to amend the royalty fee from 2.9% of all net sales during the term of the agreement to (i) 2% of the first $10.56 million of net sales from July 1, 2013 through June 30, 2015, provided that the Company makes an advance royalty payment of $192,000 on the date of the amendment, (ii) 2.5% of net sales in excess of $10.56 million from July 1, 2013 through June 30, 2015, payable within 45 days of June 30, 2015, and (iii) 2.9% of all net sales beginning on July 1, 2015. The above referenced advance royalty payment has been included in long term prepaid expenses.

b.	Litigation

In July 2012, a purported assignee of options in InspireMD Ltd. submitted a statement of claim against the Company, InspireMD Ltd., and the Company’s former CEO and President for a declaratory and enforcement order that it is entitled to options to purchase 83,637 shares of the Company’s common stock at an exercise price of $0.76 per share. In January 2013, the defendants submitted a motion to dismiss the claim or move it to the Economic Department to the Tel Aviv District Court due to the lack of material jurisdiction of the court where the claim was filed. The court accepted such motion and transferred the case to the Economic Department to the Tel Aviv District Court. In April 2013, the Company's former CEO and President submitted a motion to dismiss the claim against them on the grounds that the letter of claims does not present any legal case against any of them. The first hearing in the case was held on April 23, 2013, during which the judge suggested the parties try to solve the dispute through mediation. On July 3, 2013, the parties held a first mediation meeting. After considering the views of its legal counsel as well as other factors, the Company’s management believes that a loss to the Company is neither probable nor in an amount or range of loss that is estimable.

In December 2012, a former service provider of InspireMD GmbH filed a claim with the Labor Court in Buenos Aires, Argentina in the amount of $193,378 plus interest (6% in dollars or 18.5% in pesos), social benefits, legal expenses and fees (25% of the award) against InspireMD Ltd. and InspireMD GmbH. The court dismissed the claim based on a lack of jurisdiction. Following this dismissal, the plaintiff appealed the ruling. While the Company believes that this claim is wholly without merit, the Company's management, after considering the views of its legal counsel as well as other factors, recorded a provision of $250,000 in the financial statements for the quarter ended December 31, 2012. The Company's management estimates that the ultimate resolution of this matter could result in a loss of up to $80,000 in excess of the amount accrued.

c.	Liens and pledges

As of September 30, 2013, the Company had fixed liens aggregating $93,000 to Bank Mizrahi in connection with the Company’s credit cards.

NOTE 11 - ENTITY WIDE DISCLOSURE:

The Company operates in one reportable segment.

Disaggregated financial data is provided below as follows:

(1) Revenues by geographic area and

(2) Revenues from principal customers.

Revenues are attributed to geographic areas based on the location of the customers. The following is a summary of revenues by geographic areas:

	3 months ended
	September 30,
	2013	2012
	($ in thousands)

Russia	$454	$24
Spain	162	101
South Africa	59	57
Israel	57	75
Other	820	252
	$1,552	$509

The following is a summary of revenues by principal customers:

	3 months ended
	September 30,
	2013	2012
Customer A	29%	5%
Customer B	10%	20%
Customer C	4%	11%
Customer D	4%	15%

All tangible long-lived assets are located in Israel.

NOTE 12 - SUBSEQUENT EVENTS:

a.	Rights agreement

On October 22, 2013, the Board adopted a stockholder rights plan (the “Rights Plan”) and declared a dividend distribution to the Company’s stockholders of record at the close of business on November 15, 2013, of one preferred stock purchase right (a “Right”) for each outstanding share of common stock that will entitle the registered holder to purchase from the Company one one-thousandth (1/1,000) of a share of Series A Preferred Stock at a purchase price of $21.00 per one one-thousandth (1/1,000) of a share, subject to adjustment.

Initially, the Rights will not be exercisable and will trade with the Company's shares of common stock.

Under the Rights Plan, the Rights will generally become exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common stock in a transaction not approved by the Company’s Board.  In that situation, each holder of a Right (other than the acquiring person, whose Rights will become void and will not be exercisable) will be entitled to purchase, at the then-current exercise price, additional shares of common stock having a value of twice the exercise price of the Right.  In addition, if the Company is acquired in a merger or other business combination after an unapproved party acquires more than 15% of the Company’s common stock, each holder of a Right would then be entitled to purchase at the then-current exercise price, shares of the acquiring company's stock, having a value of twice the exercise price of the Right.

The Company’s Board may redeem the Rights for a nominal amount at any time before an event that causes the Rights to become exercisable.  Under the terms of the Rights Plan, it will expire on October 22, 2014.

b.	Security and Loan Agreement

On October 23, 2013, the Company and InspireMD Ltd. entered into a Loan and Security Agreement (the “Loan and Security Agreement”), pursuant to which a lender made a term loan to the Company and InspireMD Ltd. in the aggregate amount of $10 million (the “Loan”). The interest on the Loan is determined on a daily basis at a variable rate equal to the greater of either (i) 10.5%, or (ii) the sum of (A) 10.5%, plus (B) the prime rate minus 5.5%. Payments under the Loan and Security Agreement are for the interest portion only for 9 months, followed by 30 monthly payments of principal and interest through the scheduled maturity date on February 1, 2017. The Company and InspireMD Ltd.’s obligations under the Loan and Security Agreement are secured by a grant of a security interest in all of the Company’s and InspireMD Ltd.’s assets (other than their intellectual property).

The Company is permitted to prepay all or a portion of the Loan. However, any prepayments of the Loan will be subject to a penalty of (i) 2%, if the prepayment occurs within 12 months of the Loan being requested by the Company and InspireMD Ltd. (the “Advance Date”), (ii) 1%, if the prepayment occurs between 12 and 24 months after the Advance Date, and (iii) 0.5%, if the prepayment occurs more than 24 months after the Advance Date. The Company and InspireMD Ltd. will also pay the lender an aggregate end of term charge of $500,000 when the Loan is paid in full or matures.

The Loan and Security Agreement contains a variety of standard events of default, as well as the following events: (i) the occurrence of a material adverse effect (as defined in the Loan and Security Agreement), (ii) breach of covenants and (iii) finding of a judgment against the Company or InspireMD Ltd. of at least $1 million.

The Loan and Security Agreement contains standard, as well as the following, covenants: (i) a prohibition on the incurrence of additional indebtedness or liens, subject to certain exemptions, (ii) a prohibition on making investments in third parties and (iii) a prohibition on entering a change of control transaction.

The lender has the right to invest up to $1 million in any future financing of the Company or InspireMD Ltd. that is in the aggregate amount of at least $10 million.

c.	Warrant Agreement

On October 23, 2013, in connection with the Loan and Security Agreement, the Company issued the lender a warrant to purchase 168,351 shares of common stock at a per share exercise price of $2.97 (the “Warrant”). The Warrant is immediately exercisable and has a five year term. The Warrant may also be exercised on a cashless basis. The exercise price of the Warrant and the number of shares issuable upon exercise of the Warrant are subject to adjustments for stock splits, combinations or similar events.

Upon the occurrence of a transaction involving a change of control of the Company in which the consideration is either all cash or securities that are either registered for sale on an exchange or quotation system or otherwise unrestricted, the Warrant, to the extent not previously exercised, may be exchanged, at the holder’s request, for the consideration the holder would have received, less the exercise price, had the holder exercised the Warrant immediately prior to the change of control. For all other changes of control of the Company, the Warrant will be assumed by the successor or surviving entity with similar rights to the Warrant as if it had been exercised immediately prior to the change of control. The Warrant contains piggyback registration rights for the shares of common stock underlying the Warrant.

d.	Security Documents

On October 23, 2013, InspireMD Ltd. issued the lender a Fixed Charge Debenture and a Floating Charge Debenture (collectively, the “Israeli Security Agreements”) in order to create a security interest in all the assets and property of InspireMD Ltd. securing the Company’s and InspireMD Ltd.’s obligations under the Loan and Security Agreement. In addition, on October 23, 2013, the Company entered into a Deposit Account Control Agreement with the lender and Bank Leumi USA (the “Deposit Account Control Agreement”) in order to perfect the lender’s security interest in the Company’s bank account. Pursuant to the Loan and Security Agreement, the Israeli Security Agreements and the Deposit Account Control Agreement, the Company’s obligations to the lender are secured by a first priority perfected security interest in all of the assets and properties of the Company and InspireMD Ltd., other than the intellectual property of the Company and InspireMD Ltd. In addition, the Company is obligated to enter into an account control agreement for its account with Bank of America Merrill Lynch within 60 days of October 23, 2013.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will probably not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or our good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	our history of recurring losses and negative cash flows from operating activities, significant future commitments and the uncertainty regarding the adequacy of our liquidity to pursue our complete business objectives;
•	our ability to complete clinical trials as anticipated and obtain and maintain regulatory approvals for our products;
•	our ability to adequately protect our intellectual property;
•	disputes over ownership of intellectual property;
•	our dependence on a single manufacturing facility and our ability to comply with stringent manufacturing quality standards and to increase production as necessary;
•	the risk that the data collected from our current and planned clinical trials may not be sufficient to demonstrate that the MGuard™ technology is an attractive alternative to other procedures and products;
•	intense competition in our industry, with competitors having substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution and personnel resources than we do;
•	entry of new competitors and products and potential technological obsolescence of our products;
•	loss of a key customer or supplier;
•	technical problems with our research and products and potential product liability claims;
•	adverse economic conditions;
•	adverse federal, state and local government regulation, in the United States, Europe, Asia or Israel;
•	price increases for supplies and components;
•	inability to carry out research, development and commercialization plans; and
•	loss or retirement of key executives and research scientists.

For a discussion of these and other risks that relate to our business and investing in our common stock, you should carefully review the risks and uncertainties described under the heading “Part II – Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the twelve month period ended June 30, 2013, and those described from time to time in our future reports filed with the Securities and Exchange Commission. The forward-looking statements contained in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by this cautionary statement. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Overview

We are a medical device company focused on the development and commercialization of our proprietary stent platform technology, MGuard. MGuard provides embolic protection in stenting procedures by placing a micron mesh sleeve over a stent. Our initial products are marketed for use mainly in patients with acute coronary syndromes, notably acute myocardial infarction (heart attack) and saphenous vein graft coronary interventions (bypass surgery).

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

On September 16, 2013, our board of directors approved a change in our fiscal year-end from June 30 to December 31, effective December 31, 2013.

Recent Events

On October 23, 2013, we entered into a loan and security agreement, pursuant to which we received a loan of $10 million. Interest on the loan is determined on a daily basis at a variable rate equal to the greater of either (i) 10.5%, or (ii) the sum of (A) 10.5% plus (B) the prime rate minus 5.5%. Payments under the loan and security agreement are interest only for 9 months, followed by 30 monthly payments of principal and interest through the scheduled maturity date on February 1, 2017. Our obligations under the loan and security agreement are secured by a grant of a security interest in all of our assets (other than our intellectual property). In addition, in connection with the loan and security agreement, we issued the lender a five year warrant to purchase 168,351 shares of our common stock at a per share exercise price of $2.97.

Critical Accounting Policies

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are more fully described in both (i) the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and (ii) Note 2 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2013. There have not been any material changes to such critical accounting policies since June 30, 2013.

The currency of the primary economic environment in which our operations are conducted is the U.S. dollar (“$” or “dollar”). Accordingly, our currency is the dollar.

Results of Operations

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Revenues. For the three months ended September 30, 2013, revenue increased by approximately $1.1 million, or 204.9%, to approximately $1.6 million from approximately $0.5 million during the same period in 2012. This increase was predominantly driven by an increase in sales volume of approximately $1.0 million, or approximately 192.5%, with price increases to our repeat distributors driving the remaining increase of approximately $0.1 million, or 12.4%. The $1.0 million increase in sales volume reflects the positive impact of recent steps taken to stabilize the global distribution strategy and the early success of targeted selling activities in Brazil as well as select European countries.

With respect to regions, the increase in revenue was mainly attributable to an increase of approximately $0.8 million in revenue from our distributors in Europe and an increase of approximately $0.3 million in revenue from our distributors in Latin America.

Gross Profit. For the three months ended September 30, 2013, gross profit (revenue less cost of revenues) increased 187.5%, or approximately $0.5 million, to approximately $0.8 million from approximately $0.3 million during the same period in 2012. The increase in gross profit is attributable to an increase in revenue of approximately $1.1 million, as described above, partially offset by an increase in cost of revenues of approximately $0.5 million, which was composed of material and labor costs of approximately $0.4 million associated with our increased sales and approximately $0.2 million of non-recurring expenses related to the consolidation of our manufacturing facilities, partially offset by a decrease of approximately $0.1 million in miscellaneous expenses. Gross margin (gross profits as a percentage of revenue) decreased from 54.8% in the three months ended September 30, 2012 to 51.7% in the three months ended September 30, 2013. If the non-recurring effects of the consolidation of our manufacturing facilities in the three months ended September 30, 2013, are removed, gross margin for the three months ended September 30, 2013 would have been 63.1%.

	Three months ended
	September 30,
	2013	2012
	($ in thousands)
Gross Profit	$802	$279
Non-recurring expenses	178	-
Gross profit excluding non-recurring expenses	$980	$279

Research and Development Expenses. For the three months ended September 30, 2013, research and development expenses increased 63.2%, or approximately $0.6 million, to approximately $1.5 million, from approximately $0.9 million during the same period in 2012. This increase in research and development expenses resulted primarily from an increase of approximately $0.1 in related travel expenses and $0.8 million in clinical trial expenses associated with our U.S Food and Drug Administration trial moving from the pre-clinical stage to the set-up phase, triggering costs associated with the selection and qualification of trial sites, and contract research organization management fees, among others. This increase in research and development expenses, however, was partially offset by a decrease of $0.2 million in expenses associated with our MASTER trial, which is near conclusion, and a decrease of approximately $0.1 million in expenditures related to the development of the MGuard Carotid product. Research and development expense as a percentage of revenue decreased to 99.5% for the three months ended September 30, 2013, from 185.9% in the same period in 2012. Research and development expenses related to our U.S. Food and Drug Administration trial are expected to continue to increase sharply, as we received an approval with conditions to commence the trial on April 19, 2013 and had the first patient enrolled in July 2013.

Selling and Marketing Expenses. For the three months ended September 30, 2013, selling and marketing expenses increased 106.5%, or approximately $0.4 million, to approximately $0.8 million, from approximately $0.4 million during the same period in 2012. The increase in selling and marketing expenses resulted primarily from an increase of approximately $0.3 million in salaries, as we expanded our sales activities worldwide, and an increase of approximately $0.1 million in miscellaneous expense. Much of these sales initiatives were driven by our efforts to capitalize on the publication of the MASTER trial results, which represented our first randomized data related to our MGuard technology, and efforts to support our new direct sales channels in key European countries. Selling and marketing expenses as a percentage of revenue decreased to 53.5% in the three months ended September 30, 2013 from 79.0% in the same period in 2012.

General and Administrative Expenses. For the three months ended September 30, 2013, general and administrative expenses increased 4.6%, or approximately $0.1 million, to approximately $2.3 million from approximately $2.2 million during the same period in 2012. The increase in general and administrative expenses resulted primarily from an increase of approximately $0.3 million in salaries (which predominately relates to the hiring of our new chief executive officer and our vice president of corporate development) and an increase of approximately $0.1 million in miscellaneous expenses. This increase was partially offset by a decrease in bad debt expense of approximately $0.2 million and a decrease of approximately $0.1 million in audit fees. General and administrative expenses as a percentage of revenue decreased to 149.0% in the three months ended September 30, 2013 from 434.6% in the same period in 2012.

Financial Expenses. For the three months ended September 30, 2013, financial expenses decreased 98.6%, or approximately $4.1 million, to approximately $0.1 million from approximately $4.2 million during the same period in 2012. The decrease in financial expenses resulted primarily from the absence of any non-cash revaluations of our warrants or amortization expenses during the three months ended September 30, 2013. In contrast, during the three months ended September 30, 2012, we recognized approximately $3.2 million of financial expense pertaining to the non-cash revaluation of certain of our warrants due to our stock price increasing from $4.24 to $9.08 during such period and approximately $1.0 million of amortization expense pertaining to our previously outstanding senior convertible debentures and their related issuance costs (of which approximately $0.8 million represented the non-cash amortization of the discount of the convertible debentures and their related issuance costs). This decrease in expenses was partially offset by approximately $0.1 million of non-cash expense pertaining to our obligation to issue shares of common stock without new consideration to the investors in our March 2011 private placement due to certain anti-dilution rights held by such stockholders. Financial expense as a percentage of revenue decreased from 828.7% in the three months ended September 30, 2012, to 3.7% in the same period in 2013. If the non-cash effects of the warrant revaluation and amortization expense in the three months ended September 30, 2012, as well as the non-cash effects of the anti-dilution rights in the three months ended September 30, 2013 are removed, financial expenses for the three months ended September 30, 2012 would have totaled approximately $0.2 million, as compared to approximately $20,000 of financial income for the three months ended September 30, 2013, resulting in a decrease of approximately $0.2 million

	Three months ended
	September 30,
	2013	2012
	($ in thousands)
Financial expenses	$57	$4,218
Non-cash expenses:
Anti-dilution rights	77	-
Revaluation of warrants	-	3,225
Amortization expense	-	752
Total non-cash expenses	77	3,977
Financial expenses (income) excluding non-cash expenses	$(20)	$241

Tax Expenses. For the three months ended September 30, 2013, tax expenses decreased approximately $4,000 to approximately $3,000 for the three months ended September 30, 2013, from approximately $7,000 during the same period in 2012.

Net Loss. Our net loss decreased by approximately $3.6 million, or 47.4%, to approximately $3.9 million for the three months ended September 30, 2013 from approximately $7.5 million during the same period in 2012. The decrease in net loss resulted primarily from a decrease of approximately $4.1 million in financial expenses, of which approximately $3.9 million were non-cash (see above for explanation), and an increase of approximately $0.6 million in gross profit (see above for explanation), partially offset by an increase of approximately $1.1 million in operating expenses (see above for explanation). If the non-cash effects of the warrant revaluation and amortization expense in the three months ended September 30, 2012, as well as the anti-dilution rights in the three months ended September 30, 2013 are removed, our net loss would be approximately $3.5 million for the three months ended September 30, 2012, as compared to a net loss of approximately $3.9 million for the same period in 2013, resulting in an increase of approximately $0.4 million, or 9.6%.

Liquidity and Capital Resources

On April 16, 2013, we consummated an underwritten public offering, pursuant to which we sold 12.5 million shares of common stock at a public offering price of $2.00 per share. In connection with this offering, we received net proceeds of approximately $22.6 million, after deducting the underwriters’ commissions and offering expenses.

Due to the underwritten public offering of our common stock in April 2013, pursuant to which we received net proceeds of approximately $22.6 million, the exchange and amendment agreement pursuant to which, as described below, we fully satisfied our obligations under our senior secured convertible debentures due April 15, 2014 in the prior principal amount of $11.7 million and our receipt of net proceeds of approximately $9.9 million in connection with the loan and security agreement we entered into in October 2013, we believe that we have sufficient cash to continue our operations into 2015. However, depending on the operating results in 2014, we may need to raise additional funds in 2015 to continue financing our operations.

Three months ended September 30, 2013 compared to three months ended September 30, 2012

General. At September 30, 2013, we had cash and cash equivalents of approximately $11.4 million, as compared to $14.8 million as of June 30, 2013. We have historically met our cash needs through a combination of issuing new shares, borrowing activities and sales. Our cash requirements are generally for clinical trials, marketing and sales activities, finance and administrative cost, capital expenditures and general working capital.

Cash used in our operating activities was approximately $3.3 million for the three months ended September 30, 2013 and $2.4 million for the same period in 2012. The principal reasons for the usage of cash in our operating activities for the three months ended September 30, 2013 include a net loss of approximately $3.9 million and an increase in working capital of approximately $0.3 million, offset by approximately $0.9 million in non-cash share-based compensation that was largely paid to our directors and chief executive officer.

Cash used in our investing activities was approximately $110,000 during the three months ended September 30, 2013, compared to approximately $57,000 during the same period in 2012. The principal reason for the increase in cash used in investing activities during 2013 was the purchase of property, plant and equipment of approximately $80,000 (primarily new manufacturing equipment and leasehold improvements for our production facilities) and the funding of employee retirement funds of approximately $30,000.

There was no cash generated or used by financing activities for the three months ended September 30, 2013, compared to $0.4 million generated during the same period in 2012. The principal source of cash generated from financing activities during the three months ended September 30, 2012 was approximately $0.4 million of funds received from the exercise of options and warrants.

As of September 30, 2013, our current assets exceeded our current liabilities by a multiple of 3.9. Current assets decreased approximately $3.3 million during the three month period, mainly due to cash used in operations, and current liabilities remained flat during the period. As a result, our working capital surplus decreased by approximately $3.3 million to approximately $11.6 million at September 30, 2013.

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

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of September 30, 2013, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of September 30, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation that arises through the normal course of business.  As of the date of this filing, we are not a party to any material litigation nor are we aware of any such threatened or pending litigation.

Item 1A. Risk Factors

During the three months ended September 30, 2013, there were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, except for the following:

Risks Related to Our Organization and Our Common Stock

Our corporate charter and bylaws, our rights agreement and Delaware law contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.

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

Attempts to acquire control of us may also be discouraged, delayed or prevented by our stockholder rights agreement. Pursuant to the rights plan, we will issue one preferred share purchase right for each outstanding share of common stock at the close of business on November 15, 2013. Initially, the rights will not be exercisable and will trade with our shares of common stock. The rights will generally become exercisable if a person or group acquires beneficial ownership of 15% or more of our common stock in a transaction not approved by our board of directors. In that situation, each holder of a right (other than the acquiring person, whose rights will become void and will not be exercisable) will be entitled to purchase, at the then-current exercise price, additional shares of common stock having a value of twice the exercise price of the right. In addition, if we are acquired in a merger or other business combination after an unapproved party acquires more than 15% of our common stock, each holder of a right would then be entitled to purchase at the then-current exercise price, shares of the acquiring company’s stock, having a value of twice the exercise price of the right.

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

Risks Related to our Indebtedness

Our obligations under our term loan are secured by substantially all of our assets, so if we default on those obligations, the lender could foreclose on our assets. As a result of these security interests, such assets would only be available to satisfy claims of our general creditors or to holders of our equity securities if we were to become insolvent at a time when the value of such assets exceeded the amount of our indebtedness and other obligations. In addition, the existence of these security interests may adversely affect our financial flexibility.

The lender under our term loan has a security interest in substantially all of our assets and those of InspireMD Ltd., our wholly-owned subsidiary. As a result, if we default under our obligations to the lender, the lender could foreclose on its security interests and liquidate some or all of these assets, which would harm our business, financial condition and results of operations.

In the event of a default in connection with our bankruptcy, insolvency, liquidation, or reorganization, the lender would have a prior right to substantially all of our assets to the exclusion of our general creditors. In that event, our assets would first be used to repay in full all indebtedness and other obligations secured by the lender, resulting in all or a portion of our assets being unavailable to satisfy the claims of any unsecured indebtedness. Only after satisfying the claims of any unsecured creditors would any amount be available for our equity holders.

The pledge of these assets and other restrictions may limit our flexibility in raising capital for other purposes. Because substantially all of our assets are pledged under the term loan, our ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on our financial flexibility.

Our loan and security agreement contains customary events of default. In addition, an event of default will include the occurrence of a circumstance that would reasonably be expected to have a material adverse effect upon (i) our business, operations, properties, assets, prospects or condition (financial or otherwise), (ii) our ability to perform our obligations under the agreement and any related loan documents or (iii) the collateral, the lender’s liens on the collateral or the priority of such liens.

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business.

Pursuant to the terms of our loan and security agreement, the lender made a term loan to us and InspireMD Ltd. in aggregate amount of $10 million. We are required to make monthly payments of interest until August 31, 2014, monthly payments of principal and interest after such date, and repay the entire principal balance and any unpaid interest on February 1, 2017.

The terms of our term loan could have negative consequences to us, such as:

•	we may be unable to obtain additional financing to fund working capital, operating losses, capital expenditures or acquisitions on terms acceptable to us, or at all;

•	the amount of our interest expense may increase because our term loan has a variable rate of interest at any time that the prime rate, as reported in the Wall Street Journal, is above 5.5%;

•	we will need to use a substantial portion of our cash flows to pay principal and interest on our term loan, which will reduce the amount of money we have for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other business activities;

•	we may have a higher level of debt than some of our competitors, which may put us at a competitive disadvantage;

•	we may be unable to refinance our indebtedness on terms acceptable to us, or at all; and

•	we may be more vulnerable to economic downturns and adverse developments in our industry or the economy in general.

Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will be unable to control many of these factors, such as economic conditions. We cannot be certain that our earnings will be sufficient to allow us to pay the principal and interest on our debt and meet any other obligations. If we do not have enough money to service our debt, we may be required, but unable to refinance all or part of our existing debt, sell assets, borrow money or raise equity on terms acceptable to us, if at all, and the lender could foreclose on its security interests and liquidate some or all of our assets.

Our loan and security agreement contains covenants that could limit our financing options and liquidity position, which would limit our ability to grow our business.

Covenants in our loan and security agreement impose operating and financial restrictions on us. These restrictions prohibit or limit our ability, and the ability of InspireMD Ltd., to, among other things:

•	pay cash dividends to our stockholders;

•	redeem or repurchase our common stock or other equity;

•	incur additional indebtedness;

•	permit liens on assets;

•	make certain investments (including through the acquisition of stock, shares, partnership or limited liability company interests, any loan, advance or capital contribution)

•	sell, lease, license, lend or otherwise convey an interest in a material portion of our assets; and

•	cease making public filings under the Securities Exchange Act of 1934, as amended.

These restrictions may limit our ability to obtain additional financing, withstand downturns in our business or take advantage of business opportunities. Moreover, additional debt financing we may seek, if permitted, may contain terms that include more restrictive covenants, may require repayment on an accelerated schedule or may impose other obligations that limit our ability to grow our business, acquire needed assets, or take other actions we might otherwise consider appropriate or desirable.

Item 6. Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSPIREMD, INC.

Date: November 12, 2013	By:	/s/ Alan Milinazzo
		Name:	Alan Milinazzo
		Title:	President and Chief Executive Officer

	By:	/s/ Craig Shore
		Name:	Craig Shore
		Title:	Chief Financial Officer, Secretary and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2012)

3.4	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2013)

10.1*	Master Services Agreement, dated May 31, 2013, by and between InspireMD Ltd. and Medpace, Inc.

10.2*	Second Amendment to License Agreement, dated August 22, 2013, by and among, Svelte Medical Systems, Inc., InspireMD Ltd. and InspireMD, Inc.

10.3	Nonqualified Stock Option Agreement, dated September 3, 2013, by and between InspireMD, Inc. and Campbell Rogers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2013)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements

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

