Form 10-KT
period 2013-12-31
InspireMD, Inc.
filed 2014-02-26
CIK 1433607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from July 1, 2013 to December 31, 2013

COMMISSION FILE NUMBER: 001-35731

InspireMD, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-2123838
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

321 Columbus Avenue
Boston, Massachusetts	02116
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (857) 453-6553

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	NYSE MKT

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2013, based on the price at which the common equity was last sold on the NYSE MKT on such date, was approximately $56,816,075. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at February 25, 2014
Common Stock, $0.0001 par value	34,925,920

Documents incorporated by reference:

None

PART I

In this Transition Report on Form 10-K/T, unless the context requires otherwise, the terms “we,” “our,” “us,” or “the Company” for periods prior to the closing of our share exchange transactions on March 31, 2011 refer to InspireMD Ltd., a private company incorporated under the laws of the State of Israel that is now our wholly-owned subsidiary, and its subsidiary, taken as a whole, and the terms “we,” “our,” “us,” or “the Company” for periods subsequent to the closing of the share exchange transactions refer to InspireMD, Inc., a Delaware corporation, and its subsidiaries, including InspireMD Ltd., taken as a whole.

Item 1.	Business.

Change in Fiscal Year End

On September 16, 2013, our board of directors approved a change in our fiscal year-end from June 30 to December 31, effective December 31, 2013. This Transition Report on Form 10-K/T reports our financial results for the six month period from July 1, 2013 through December 31, 2013, which we refer to as the “transition period” throughout this report. Following the transition period, we will file annual reports for each twelve month period ended December 31 of each year beginning with the twelve month period ended December 31, 2014.

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

Overview

We are a medical device company focusing on the development and commercialization of our proprietary stent platform technology, MGuardTM. MGuard provides embolic protection in stenting procedures by placing a micronet mesh sleeve over a stent (see photograph below of an MGuard stent). Our initial products are marketed for use mainly in patients with acute coronary syndromes, notably acute myocardial infarction (heart attack) and saphenous vein graft coronary interventions (bypass surgery). According to the TYPHOON STEMI trial (New England Journal of Medicine, 2006) and the SOS SVG Trial (Journal of the American College of Cardiology, 2009), of patients with acute myocardial infarction and saphenous vein graft coronary interventions, 7.5% to 44% experience major adverse cardiac events, including cardiac death, heart attack and restenting of the artery. When performing stenting procedures in patients with acute coronary symptoms, interventional cardiologists face a difficult dilemma in choosing, with the aim of ensuring adequate protection from distal embolization (the dislodgement of particles from the artery wall that results in blood clot), between bare-metal stents, which have a high rate of restenosis (formation of new blockages), and drug-eluting (drug-coated) stents, which have a high rate of late thrombosis (formation of clots months or years after implantation), require administration of anti-platelet drugs for at least one year post procedure, are more costly than bare-metal stents and have additional side effects. We believe that MGuard is a simple and seamless solution for these patients. For the six months ended December 31, 2013, our total revenue was approximately $3.1 million and our net loss was approximately $9.3 million. For the six months ended December 31, 2012, our total revenue was approximately $1.9 million and our net loss was approximately $9.4 million.

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

However, we face a number of challenges to the further growth of our MGuard Coronary and other planned MGuard products. For example, we face competition from numerous pharmaceutical and biotechnology companies in the therapeutics area, as well as competition from academic institutions, government agencies and research institutions. Most of our current and potential competitors have, and will continue to have, substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution and personnel resources than we do. In addition, none of our products are currently approved by the U.S. Food and Drug Administration. Clinical trials necessary to support a pre-market approval application to the U.S. Food and Drug Administration for our MGuard products, including one that is underway, will be expensive and will require the enrollment of a large number of patients, and suitable patients may be difficult to identify and recruit, which may cause a delay in the development and commercialization of our product candidates. Furthermore, our rights to our intellectual property with respect to our products could be challenged or our products could be challenged in view of third party intellectual property rights. Based on the prolific litigation that has occurred in the stent industry and the fact that we may pose a competitive threat to some large and well-capitalized companies that own or control patents relating to stents and their use, manufacture and delivery, we believe that it is possible that one or more third parties will assert a patent infringement claim against the manufacture, use or sale of our MGuard products based on one or more of these patents. Additionally, there is a strong preference to use drug-eluting stents in some countries. Over the last decade, there has been an increasing tendency to use drug-eluting stents in percutaneous coronary intervention (PCI), commonly known as angioplasty (a therapeutic procedure to treat narrowed coronary arteries of the heart found in patients with heart disease), with a usage rate of drug-eluting stents in PCI approaching 70-80% in some countries, even though drug-eluting stents do not address thrombus management in acute myocardial infarction. Also, the use of other bare-metal stents is preferred over the use of MGuard products in certain circumstances, such as when placing the stent at the entrance to large side branches, known as “jailing large side branches.”

Unless otherwise indicated, in this Annual Report, references to MGuard Coronary are to both our initial stainless steel based MGuard Coronary and our more current cobalt-chromium based MGuard Prime version of the MGuard Coronary, as applicable.

Our principal executive offices are located at 321 Columbus Avenue, Boston, MA 02116. Our telephone number is (857) 453-6553. We make available free of charge through our website at www.inspire-md.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports. You may also obtain any materials we file with, or furnish to, the U.S. Securities and Exchange Commission on its website at www.sec.gov.

Business Segment and Geographic Areas

For financial information about our one operating and reportable segment and geographic areas, refer to “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II—Financial Statements and Supplementary Data—Note 12. Entity Wide Disclosures.”

Our Industry

According to Fact Sheet No. 310/updated June 2013 of the World Health Organization, approximately 7.0 million people worldwide died of ischaemic heart disease in 2011. Physicians and patients may select from among a variety of treatments to address coronary artery disease, including pharmaceutical therapy, balloon angioplasty, stenting with bare metal or drug-eluting stents, and coronary artery bypass graft procedures, with the selection often depending upon the stage of the disease. A stent is an expandable “scaffold-like” device, usually constructed of a stainless steel material, that is inserted into an artery to expand the inside passage and improve blood flow.

According to the 2014 MEDTECH OUTLOOK produced in December 2013 by BMO Capital Markets, revenues from the global coronary stent market are predicted to slightly decline, although in volume of stents the market is predicted to continue to grow. The growth in volume is due to the appeal for less invasive percutaneous coronary intervention procedures and advances in technology coupled with the increase in the elderly population, obesity rates and advances in technology.

Coronary artery disease is one of the leading causes of death worldwide. The treatment of coronary artery disease includes alternative treatment methodologies, that is, coronary artery bypass grafting or angioplasty (percutaneous coronary intervention) with or without stenting. According to the 2014 MEDTECH OUTLOOK produced by the BMO Capital Markets in December 2013, the percutaneous coronary intervention procedures involving stents used to treat coronary artery diseases had an estimated 68% market penetration rate in 2013.

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

MGuard Coronary with a bio-stable mesh.  Our first MGuard product, the MGuard Coronary with a bio-stable mesh, is comprised of our mesh sleeve wrapped around a stainless steel bare-metal stent. The current MGuard Prime version of our MGuard Coronary with a bio-stable mesh is comprised of our mesh sleeve wrapped around a cobalt-chromium bare-metal stent. In comparison to a conventional bare-metal stent, we believe the MGuard Coronary with a bio-stable mesh provides protection from embolic showers. Results of completed clinical trials on the MGuard Coronary stent, including the MAGICAL, PISCIONE, MGuard international registry (iMOS) and MASTER I clinical trials described below (see “— Comparison of Clinical Trial Results to Date with Results Achieved Using Bare Metal or Drug-Eluting Stents in the STEMI Population” below), indicate positive outcomes and safety measures.

The results of the initial single arm trials (MAGICAL, PISCIONE and iMOS) for the MGuard Coronary stent suggest higher levels of reperfusion, lower rates of 30-day and 1-year major adverse cardiac events, and high levels of complete ST resolution, as compared to the levels and rates of other bare-metal and drug-eluting stents. MGuard Coronary demonstrated high levels of complete ST resolution (occurrence in 61% of patients in the MAGICAL study and 90% of patients in the PISCIONE study for the MGuard Coronary stent) and lower rates of 30 day and 1 year major adverse cardiac events (2.4% and 5.9%, respectively, for the MGuard Coronary stent), as compared to the levels and rates of other bare-metal and drug-eluting stents, as reported by Vlaar et. al. (Cardiac death and reinfarction after 1 year in the Thrombus Aspiration during Percutaneous coronary intervention in Acute myocardial infarction Study (TAPAS): a 1-year follow-up study, Lancet 2008; 371: 1915–20). As reported in the study by Vlaar et. al., complete ST resolution occurred in 44.2% of patients with a bare-metal stent and 56.6% of patients with a bare-metal stent preceded by an aspiration procedure, and the 30 day and 1 year major adverse cardiac event rates were 9.4% and 20.3%, respectively, for patients with a bare-metal stent and 6.8% and 16.6%, respectively, for patients with a bare-metal stent preceded by an aspiration procedure. Furthermore, results from the HORIZONS-AMI trial demonstrated that 1-year major adverse cardiac event rates were 10.5% for patients with drug eluting stents. Complete ST resolution is the evidence of a quick and adequate disappearance of the pathologic ST elevation in the patient’s electrocardiogram, which is the clear marker of STEMI. The faster and more complete the resolution is, the better recovery of the myocardium and the better prognosis for the patient. Vlaar et. al. reported that a higher complete ST resolution correlates with lower mortality and/or reinfarction rates among affected patients (cardiac mortality was 1.4% for patients with complete ST resolution compared to 15.3% for patients with no ST resolution).

With respect to our MASTER I trial, 30 day, 6 month and 12 month results were reported on October 24, 2012, May 23, 2013 and October 19, 2013, respectively (See “— Clinical Trials — Completed Clinical Trials for MGuard Coronary Bare Metal Stent Plus Bio-Stable Mesh”). As described below, the MASTER I trial demonstrated superior rates of epicardial coronary flow, complete ST-segment resolution and a slightly lower mortality rate with the MGuard Coronary as compared to commercially-approved bare metal or drug-eluting stents. However, unlike the other trials described above, the MASTER I trial failed to show a statistically significant reduced rate of 30 day, 6-month or 12-month major adverse cardiac events with the MGuard Coronary compared to a conventional bare metal stent.

MGuard Coronary with a drug eluting bio-absorbable mesh. Based upon the clinical profile of MGuard Coronary, we anticipate that the MGuard Coronary with a drug-eluting bio-absorbable mesh will offer comparable levels of reperfusion and complete ST resolution to the MGuard Coronary with a bio-stable mesh, as described above, and a comparative restenosis rate, which is the rate at which patients experience formation of new blockages in their arteries, when compared to existing drug-eluting stents. While the feasibility of attaching our bio-absorbable mesh onto various approved drug eluting stents is currently being evaluated, a proprietary MGuard Coronary with a drug-eluting bio-absorbable mesh is not yet under development. The bio-absorbability of MGuard Coronary with a drug eluting bio-absorbable mesh is intended to improve upon the bio-absorbability of other drug-eluting stents, in light of the large surface area of the mesh and the small diameter of the fiber. We intend to study whether the protective sleeve on the MGuard Coronary with a drug-eluting bio-absorbable mesh can improve uniform distribution of the applied drug to the vessel wall for improved drug therapy management compared to other drug-eluting stents, where the drug is distributed on the struts only. If this intended result is achieved with respect to the improved and uniform distribution of the applied drug to the vessel wall, the total dosage of the medication potentially could be reduced while increasing its efficacy. MGuard Coronary with a drug-eluting bio-absorbable mesh is expected to promote smooth and stable endothelial cell growth and subsequent attachment to the lumen of the vessel wall, which is essential for rapid healing and recovery.

MGuard – Carotid Applications

We intend to market our mesh sleeve coupled with a self-expandable stent (a stent that expands without balloon dilation pressure or need of an inflation balloon) for use in carotid-applications. We obtained CE Mark approval for our MGuard carotid stent in March 2013 and expect to commence our first clinical study of this product in the first half of 2014. We believe that our MGuard design will provide substantial advantages over existing therapies in treating carotid artery stenosis (blockage or narrowing of the carotid arteries), like conventional carotid stenting and endarterectomy (surgery to remove blockage), given the superior embolic protection characteristics witnessed in coronary arterial disease applications in high risk patient populations. We intend that the embolic protection will result from the mesh sleeve, as it traps emboli at their source. In addition, we believe that MGuard Carotid will provide post-procedure protection against embolic dislodgement, which can occur immediately after a carotid stenting procedure and is often a source of post-procedural strokes in the brain. Schofer, et al. (“Late cerebral embolization after emboli-protected carotid artery stenting assessed by sequential diffusion-weighted magnetic resonance imaging,” Journal of American College of Cardiology Cardiovascular Interventions, Volume 1, 2008) have also shown that the majority of the incidents of embolic showers associated with carotid stenting occur immediately post-procedure.

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

With respect to MGuard Carotid with bio-stable mesh and MGuard Peripheral with bio-stable mesh, we have determined that the expected commencement of sales in the European Union cannot be accurately predicted since (i) sales cannot commence for MGuard Carotid until we have further clinical data for this product and (ii) the development of MGuard Peripheral with bio-stable mesh has been postponed until we have additional funding.

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

					Study Status
Product	Stent Platform	Clinical Trial Sites	Follow-up Requirement	Objective	No. of Patients	Start Enrollment	End Enrollment	End of Study
MGuard Coronary	Bare-Metal Stent Plus Bio-Stable Mesh	Germany – two sites	12 months	Study to evaluate safety and performance of MGuard system	41	CQ4-2006	CQ4-2007	CQ2-2008
		Brazil – one site	12 months		30	CQ4-2007	CQ1-2008	CQ2-2009
		Poland – four sites	3 years		60	CQ2-2008	CQ3-2008	CQ3-2012
		International MGuard Observational Study – worldwide – 19 sites	12 months		550	CQ1-2009	CQ1-2013	CQ1-2014
		Israeli MGuard Observational Study – Israel – 9 sites	6 months		87	CQ4-2009	CQ1-2013	CQ3-2013
		Master randomized control trial – 9 countries, 50 centers in South America, Europe and Israel	13 months		433	CQ2-2011	CQ2-2012	CQ3-2013
		Brazil Observational Study – 25 sites	12 months		Up to 500	CQ3-2010	To be determined	To be determined
		FDA Study – 70 sites, U.S. and out of U.S.	13 months	Pivotal study to evaluate safety and performance of MGuard system for FDA approval	1,114	CQ3-2013	CQ4-2014	CQ1-2016
	Drug-Eluting Stent (Bare-Metal Stent + Drug Eluting Mesh)	South America and Europe – 10 sites	To be determined	Pilot study to evaluate safety and performance of MGuard system for FDA and CE Mark approval	To be determined	To be determined	To be determined	To be determined
		U.S. – 50 sites	To be determined		To be determined	To be determined	To be determined	To be determined
		Rest of World as an Observational Study	12 months to 3 years	Evaluation of safety and efficacy for specific indications	To be determined	To be determined	To be determined	To be determined
MGuard Peripheral	Self-Expanding System + Mesh	South America and Europe – four sites	12 months	Pilot study to evaluate safety and performance of MGuard system for CE Mark approval	To be determined	To be determined	To be determined	To be determined
MGuard Carotid	Self-Expanding System + Mesh	Rest of World as a registry study	12 months	Evaluation of safety and efficacy for specific indications post- marketing	30	CQ2-2014	CQ3-2014	CQ3-2015

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

The MGuard Coronary clinical trials for the drug-eluting stent have been delayed from our previously announced target until additional funding is secured.

With respect to the MGuard Peripheral clinical trial for the self-expanding system plus mesh, the start date has been delayed from our previously announced start date until additional funding is secured.

With respect to the MGuard Carotid clinical trial for the self-expanding system plus mesh, the number of patients has been decreased due to feedback from the clinical trial leaders that a smaller patient population would be sufficient for this clinical trial.

Completed Clinical Trials for MGuard Coronary Bare-Metal Stent Plus Bio-Stable Mesh

As shown in the table above, we have completed six clinical trials with respect to our MGuard Coronary with bio-stable mesh. Our first study, conducted at two centers in Germany, included 41 patients with either saphenous vein graft coronary interventions or native coronary lesions treatable by a stenting procedure (blockages where no bypass procedure was performed). The MGuard Coronary rate of device success, meaning the stent was successfully deployed in the target lesion, was 100% and the rate of procedural success, meaning there were no major adverse cardiac events prior to hospital discharge, was 95.1%. At six months, only one patient (2.4% of participants) had major Q-wave myocardial infarction (QWMI) and 19.5% of participants had target vessel revascularization (an invasive procedure required due to a stenosis in the same vessel treated in the study). This data supports MGuard Coronary’s safety in the treatment of vein grafts and native coronary legions.

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

Our observation study in Europe was an open registry launched in the first calendar quarter of 2009. This registry enrolled 550 patients in 19 sites, primarily in Austria, Czech Republic and Hungary, and was aimed at evaluating the performance of MGuard Coronary with bio-stable mesh in a “real world” population. Based upon the number of patients enrolled, we decided to close enrollment on January 10, 2013 and concentrate on clinical follow-up for this study. The primary endpoint that this registry evaluated was the occurrence of major adverse cardiac events at 30 days and six months following deployment of the stent. The clinical follow-up continued for a period of up to one year per patient. We expect to have a final report of the results from this study available in the first calendar quarter of 2014.

Our observational study in Israel was an open registry launched in the fourth calendar quarter of 2009. This registry enrolled 87 patients. Based upon the number of patients enrolled, we decided to close enrollment on February 6, 2013 and concentrate on clinical follow-up for this study. The primary endpoint that this registry evaluated was the occurrence of major adverse cardiac events at 30 days following deployment of the stent. The clinical follow-up was conducted six months following deployment of the stent. We expect to have a final report of the results from this study available in the first calendar quarter of 2014.

In the second calendar quarter of 2011, we began the MGuard for Acute ST Elevation Reperfusion Trial (which we refer to as our “MASTER I trial”), a prospective, randomized study in Europe, South America and Israel to compare the MGuard Coronary stent with commercially-approved bare metal and drug-eluting stents in achieving superior myocardial reperfusion (the restoration of blood flow) in primary angioplasty for the treatment of acute STEMI, the most severe form of heart attack. The MASTER I trial enrolled 433 subjects, 50% of whom were treated with an MGuard Coronary stent and 50% of whom were treated with a commercially-approved bare metal or drug-eluting stent. The detailed acute and 30 days results from the trial, which were presented at the Transcatheter Cardiovascular Therapeutics (TCT) conference on October 24, 2012, were as follows:

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

•	Angiographic success rates (attainment of <50% final residual stenosis of the target lesion and final TIMI 3 flow) were higher in the MGuard Coronary group compared to commercially-approved bare metal or drug-eluting stents (91.7% vs 82.4%).

•	Mortality (0% vs. 1.9%) and major adverse cardiac events (1.8% vs. 2.3%) at 30 days post procedure were not statistically significantly different between patients randomized to the MGuard Coronary stent as opposed to commercially-approved bare metal or drug-eluting stents. All other major adverse cardiac event components, as well as stent thrombosis, were comparable between the MGuard Coronary and commercially-approved bare metal or drug-eluting stents.

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

The twelve month results from the trial, which were presented at the Transcatheter Cardiovascular Therapeutics (TCT) conference on October 29, 2013, were as follows:

•	Mortality (1.0% vs. 3.3%) and major adverse cardiac events (9.1% vs. 3.3%) at 12 months post procedure were not statistically significantly different between patients randomized to the MGuard Coronary stent as opposed to commercially-approved bare metal or drug-eluting stents. All other major adverse cardiac event components, as well as stent thrombosis, were comparable between the MGuard Coronary and commercially-approved bare metal or drug-eluting stents.

In sum, the MASTER I trial demonstrated that among patients with acute STEMI undergoing emergency PCI, or angioplasty, MGuard Coronary resulted in superior rates of epicardial coronary flow (blood flow within the vessels that run along the outer surface of the heart) and complete ST-segment resolution compared to commercially-approved bare metal or drug-eluting stents. In addition, MGuard Coronary showed a slightly lower mortality rate and a slightly higher major adverse cardiac event rate as compared to commercially-approved bare metal or drug-eluting stents six and twelve months following the procedure.

A detailed table with the results from the MASTER I trial is set forth below. In statistical significance testing, “p-Value” refers to the probability of obtaining a given test result. Anything less than 0.05 is considered statistically significant.

	MGuard Coronary	Bare Metal Stents/Drug Eluting Stents	p-Value
Number of Patients	217	216	—
TIMI 0-1	1.8	5.6	0.01
TIMI 3	91.7	82.9	0.006
Myocardial blush grade 0-1	16.1	14.8	0.71
Myocardial blush grade 3	74.2	72.1	0.62
ST segment resolution >70	57.8	44.7	0.008
30 day major adverse cardiac event	1.8	2.3	0.75
6 month major adverse cardiac event	5.2	3.4	0.34
12 month major adverse cardiac event	9.1	3.3	0.02

Ongoing Clinical Trials for MGuard Coronary Bare-Metal Stent Plus Bio-Stable Mesh

In the third calendar quarter of 2010, we launched a Brazilian registry to run in 25 Brazilian sites and enroll 500 patients. The primary endpoint that this registry will evaluate is the occurrence of major adverse cardiac events at six months following the deployment of the stent, and the clinical follow-up will continue for a period of up to one year per patient. As of February 25, 2014, 24 patients of the prospective 500 have been enrolled.

U.S. Food and Drug Administration Trial

Presently, none of our products may be sold or marketed in the U.S. In connection with our efforts to seek approval of our MGuard Coronary with bio-stable mesh by the U.S. Food and Drug Administration, we filed an investigational device exemption application with the U.S. Food and Drug Administration during the summer of 2012 in order to conduct a pivotal trial. On April 19, 2013, we received an approval with conditions from the U.S. Food and Drug Administration for our investigational device exemption application, which allowed us to initiate enrollment in the trial. This trial, which we refer to as our “MASTER II trial,” is expected to be a multi-center, randomized study, consisting of up to 1,114 patients suffering from STEMI, throughout 35 sites in the U.S. and an additional 35 sites in Europe. The MASTER II trial will have two co-primary endpoints: superiority in complete ST resolution and non-inferiority in death and target vessel myocardial infarction. In addition, a 356 patient sub-study will be conducted to assess the effect of the MGuard Coronary on infarct size, as measured by magnetic resonance imaging, and an additional 200 patient sub-study will be conducted to assess the late lumen loss, measured at 13 months. We expect that the clinical follow-ups for the subjects in the study will be at 30 days, six months and 12 months. The budget for the MASTER II trial is estimated to be up to $13.0 million and the enrollment phase for the study is expected to last 18 months. We began enrollment in the MASTER II trial on July 29, 2013.

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

14

•

The Horizons-AMI (Harmonizing Outcomes with RevascularIZatiON and Stents in Acute MI), which is the largest randomized trial which compared drug-eluting stents to bare metal stents in myocardial infarction patients, as reported in “Paclitaxel-Eluting Stents Versus Bare-Metal Stents in Acute Myocardial Infarction” in New England Journal of Medicine, 2009, “Bivalirudin in Patients Undergoing Primary Angioplasty for Acute Myocardial Infarction (HORIZONS-AMI): 1-Year Results of a Randomised Controlled Trial” in Lancet, 2009, and “Heparin Plus a Glycoprotein IIb/IIIa Inhibitor Versus Bivalirudin Monotherapy and Paclitaxel-eluting Stents Versus Bare-metal Stents in Acute Myocardial Infarction (HORIZONS-AMI): Final 3-year Results from a Multicentre, Randomised Controlled Trial” in Lancet, 2011; and

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

Future Clinical Trials for MGuard Coronary

We expect that post-marketing trials will be conducted to further evaluate the safety and efficacy of the MGuard Coronary with bio-stable mesh in specific indications. These trials will be designed to facilitate market acceptance and expand the use of the product. In other countries outside of the U.S., we believe that we generally will be able to rely upon CE Mark approval of the product, as well as the results of the MASTER II trial and MASTER I trial in order to obtain local approvals.

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

•	Successfully commercialize MGuard Coronary with bio-stable mesh. We have begun commercialization of MGuard Coronary with a bio-stable mesh in Europe, Russia, Asia and Latin America through our distributor network and directed selling efforts and we are aggressively pursuing additional registrations and contracts in other countries such as Canada, South Korea and certain smaller countries in Latin America. By the time we begin marketing this product in the U.S., we expect to have introduced the MGuard Coronary technology to clinics and interventional cardiologists around the world, and to have fostered brand name recognition and widespread adoption of MGuard Coronary. We plan to accomplish this by participating in national and international conferences, conducting and sponsoring clinical trials, publishing articles in scientific journals, holding local training sessions and conducting electronic media campaigns.

•

Successfully develop the next generation of MGuard stents. While we market our MGuard Coronary with bio-stable mesh, we intend to develop the MGuard Coronary with a drug-eluting mesh. We are also working on our MGuard stents for carotid, for which we received CE Mark approval in March 2013. In addition, we released our cobalt-chromium version of MGuard Coronary, MGuard Prime, in 2010, which has predominantly replaced, and we anticipate will entirely replace, the original stainless steel based version of MGuard Coronary over the next few years.

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

•

Work with world-renowned physicians to build awareness and brand recognition of MGuard portfolio of products. We work closely with leading cardiologists to evaluate and ensure the efficacy and safety of our products. Some of these prominent physicians will serve on our Scientific Advisory Board, which is our advisory committee that advises our board of directors, and run clinical trials with the MGuard Coronary stent. We believe these individuals, once convinced of the MGuard Coronary stent’s appeal, will be invaluable assets in facilitating the widespread adoption of the stent. In addition, we plan to look to these cardiologists to generate and publish scientific data on the use of our products, and to present their findings at various conferences they attend.

•	Establish relationships with collaborative and development partners to fully develop and market our existing and future products. We are seeking strategic partners for collaborative research, development, marketing, distribution, or other agreements, which could assist with our development and commercialization efforts for MGuard Coronary and other potential products that are based on our proprietary mesh technology. We are in discussions with multiple potential partners and may enter into an arrangement to pursue further development and commercialization of these products.

•

Continue to protect and expand our portfolio of patents. Our patents and their protection are critical to our success. We have filed nine separate patent applications for our MGuard technology in the U.S. and corresponding patent applications in Canada, China, Europe, Israel, India, and South Africa. We believe these patents and patent applications collectively cover all of our existing products, and may be useful for protecting our future technology developments. We intend to continue patenting new technology as it is developed, and to actively pursue any infringement covered by any of our patents. To date, we have secured patent protection in China for four patents and in each of the U.S. and South Africa for one patent. See “— Intellectual Property — Patents.”

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

According to the 2014 MEDTECH OUTLOOK produced by the BMO Capital Markets on December 3, 2013, the worldwide stent market is dominated by three major players, with a combined total market share of approximately 92%. Within the bare metal stent market and drug-eluting stent market, the top three companies have approximately 71% and 97% of the market share, respectively. These three companies are Abbott Laboratories, Boston Scientific Corporation and Medtronic, Inc. To date, our sales are not significant enough to register in market share. As such, one of the challenges we face to the further growth of MGuard is the competition from numerous pharmaceutical and biotechnology companies in the therapeutics area, as well as competition from academic institutions, government agencies and research institutions. Most of our current and potential competitors, including but not limited to those listed above, have, and will continue to have, substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution and personnel resources than we do.

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

We note that an additional challenge facing our products comes from drug-eluting stents. Over the last decade, there has been an increasing tendency to use drug-eluting stents in PCI, with a usage rate of drug-eluting stents in PCI approaching 70-80% in some countries, even though drug-eluting stents do not address thrombus management in acute myocardial infarction. The HORIZONS-AMI trial that compared drug-eluting stents to bare-metal stents in STEMI patients failed to show any benefit of drug-eluting stents as compared to bare-metal stents with regard to safety (death, re-infarction, stroke, or stent thrombosis), but showed the 1-year target vessel revascularization (TVR) rate for drug-eluting stent patients was only 5.8%, as compared to 8.7% for patients with bare-metal stents. However, based on data from over 350 patients across three clinical trials, the TVR rate for MGuard Coronary was 2.8%. (This data is comprised of: (i) a TVR rate of 2.3% for a 100-patient study, as reported in “Multicentre Experience with MGuard Net Protective Stent in ST-elevation Myocardial Infarction: Safety, Feasibility, and Impact on Myocardial Reperfusion” in Catheter Cardiovasc Interv, 2009; (ii) a TVR rate of 2.3% for a sub-group of 203 STEMI patients from the International MGuard Observational Study; and (iii) a TVR rate of 6.0% for a group of 51 heart attack patients, as reported in “Prevention of Thrombus Embolization during Primary Percutaneous Intervention Using a Novel Mesh Covered Stent” in Catheter Cardiovasc Interv, 2009).

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

Research and Development Expenses

During each of the six months ended December 31, 2013 and the twelve months ended June 30, 2013 and 2012, we spent approximately $3.3 million, $4.2 million and $4.0 million, respectively, on research and development.

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

In addition to utilizing local and regional distributor networks, we are using international trade shows and industry conferences to gain market exposure and brand recognition. We plan to work with leading physicians to enhance our marketing efforts. As sales volume has increased, we have engaged in direct sales in certain geographic markets.

Product Positioning

The MGuard Coronary has initially penetrated the market by entering market segments with indications that present high risks of embolic dislodgement, notably acute myocardial infarction and saphenous vein graft coronary interventions. The market penetration of the MGuard Coronary for each of the twelve months ended June 30, 2013 and June 30, 2012 was minimal, with total sales of approximately $4.9 million and approximately $5.3 million, respectively each representing less than 1% of the total sales of the acute myocardial infarction solutions market. The market penetration for the six months ended December 31, 2013 was also minimal, with total sales in the six months ended December 31, 2013 of approximately $3.1 million representing less than 1% of the total sales of the acute myocardial infarction solutions market.

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

Intellectual Property

Patents

We have filed nine patent applications that are pending in the U.S. covering aspects of our MGuard technology. We have filed corresponding patent applications in Canada, China, Europe, Israel, India and South Africa, for an aggregate total of 35 patents and pending applications. These patent rights are directed to cover percutaneous therapy, knitted stent jackets, stent and filter assemblies, in vivo filter assembly, optimized stent jackets, stent apparatuses for treatment via body lumens and methods of use, stent apparatuses for treatment via body lumens and methods of manufacture and use, and stent apparatuses for treatment of body lumens, among others. In lay terms, these patent applications generally cover three aspects of our products: the mesh sleeve with and without a drug, the product and the delivery mechanism of the stent. On October 27, 2010, our patent application pertaining to “Stent Apparatus for Treatment via Body Lumens and Method of Use”, South African patent application 2007/10751, was issued as South African Patent No. 2007/10751. On October 25, 2011, our patent application pertaining to “In Vivo Filter Assembly”, U.S. Patent Application 11/582,354, was issued as U.S. Patent 8,043,323. On June 13, 2012, our patent application pertaining to “Filter Assemblies,” Chinese Patent Application No. 200780046659.9, was issued as Chinese Patent No. ZL200780046659.9. On September 26, 2012, our patent application pertaining to “Bifurcated Stent Assemblies,” Chinese Patent Application No. 200780046676.2, was issued as Chinese Patent No. ZL200780046676.2. On October 10, 2012, our patent application pertaining to “Knitted Stent Jackets,” Chinese Patent Application No. 200780046697.4, was issued as Chinese Patent No. ZL200780046697.4. On January 2, 2013, our patent application pertaining to “Optimized Stent Jacket,” Chinese Patent Application No. 200780043259.2, was issued as Chinese Patent No. ZL200780043259.2. None of the other patent applications has been granted to date, although two more are now allowed and awaiting issuance. We believe one or more pending patent applications, upon issuance, will cover each of our existing products. We also believe that the patent applications we have filed, in particular those covering the use of a knitted micron-level mesh sleeve over a stent for various indications, if issued as patents with claims substantially in their present form, would likely create a significant barrier for another company seeking to use similar technology. There is no assurance, however, that our pending patent applications will issue as patents with such claims or that if issued, the patents will withstand challenges to their validity or enforceability that may arise.

There is also a risk that our products and commercial processes, as commercialized, will be found to infringe or in some way violate the intellectual property rights of third parties. To date, however, we are not aware of other companies that have patents directed to a micron fiber, releasable knitted fiber sleeve over a stent. However, larger, better funded competitors own patents relating to the use of drugs to treat restenosis, stent architecture, catheters to deliver stents, and stent manufacturing and coating processes and compositions, as well as general delivery mechanism patents like rapid exchange that might be alleged to cover one or more of our products. For example, we are aware of one public company that is pursuing patent protection directed to layered materials disposed over a particular stent configuration, however, these applications were generally filed after our core patent application filings. Stent manufacturers have historically engaged in significant litigation, and we could be subject to claims of infringement of intellectual property from one or more competitors. Although we believe that any such claims based on patents of which we are currently aware would be un-founded, such litigation would divert attention and resources away from the development and/or commercialization of MGuard stents and other product development, and could result in an adverse court judgment that would make it impossible or impractical to continue selling MGuard stents in one or more territories. Furthermore, we may be subject to claims of infringement of patent rights of which we are currently unaware. Other manufacturers or other parties may also challenge the intellectual property that we own, or may own in the future. We may be forced into litigation to uphold the validity of the claims in our patent portfolio, as well as our ownership rights to such intellectual property, and litigation is often an uncertain and costly process.

Trademarks

We use the InspireMD and MGuard trademarks in connection with our products. We have registered these trademarks in Europe. The trademarks are renewable indefinitely, so long as we continue to use the mark in Europe and make the appropriate filings when required. We have also registered the name “MicroNet®” as a trademark in the U.S. and we are pursuing a similar trademark in Europe.

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

As noted below, we currently have distribution agreements for our products with distributors, or are directly selling our products, in the following countries: Italy, Austria, Slovenia, Spain, Hungary, Estonia, Ukraine, Holland, Russia, Latvia, Brazil, Mexico, Argentina, Colombia, India, Sri Lanka, South Africa, Pakistan, Belarus, Croatia, Ireland, Lithuania, Malta, Malaysia, Venezuela, Australia, Belgium, the Czech Republic, Finland, Kazakhstan, Slovakia, Sweden, Denmark, Norway, Switzerland, Poland, Germany, Cyprus, France, Finland, Romania, the United Kingdom, Saudi Arabia, New Zealand and Israel. We are subject to governmental regulation in each of these countries and we are not permitted to sell all of our products in each of these countries. In addition, we have distribution agreements for our products in Uzbekistan, Taiwan, South Korea, Canada, Kuwait and Armenia, although we have not yet obtained regulatory approval to sell our products in those countries. While each of the European Union member countries accepts the CE Mark as its sole requirement for marketing approval, some of these countries still require us to take additional steps in order to gain reimbursement rights for our products. Furthermore, while we believe that each of the above-listed countries that is not a member of the European Union accepts the CE Mark as its primary requirement for marketing approval, each such country requires additional regulatory requirements for final marketing approval of the MGuard Prime version of the MGuard Coronary product. Additionally, in Canada, we are required to pass annual facilities audit inspections performed by Canadian inspectors. Furthermore, we are currently targeting additional countries in Europe, Asia, and Latin America. We believe that each country that we are targeting also accepts the CE Mark as its primary requirement for marketing approval. We expect that the results of the MASTER I trial will enhance our ability to satisfy any additional governmental regulatory requirements in each of the countries where we currently distribute or directly sell our products and in any countries that we are currently targeting for expansion. However, even if all governmental regulatory requirements are satisfied in each such country, we anticipate that obtaining marketing approval in each country could take as few as three months or as many as twelve months, due to the nature of the approval process in each individual country, including typical wait times for application processing and review, as discussed in greater detail below.

The MGuard Prime version of the MGuard Coronary product received CE Mark approval in the European Union in October 2010 and marketing approval in those countries listed in the table below. We are currently seeking marketing approval for the MGuard Prime version of the MGuard Coronary product in Brazil, Mexico, Argentina, South Korea, Taiwan, Australia, Belarus, Malaysia, Saudi Arabia, the U.S. and Canada. We are focused on seeking marketing approval in these countries because we believe that these countries represent the strongest opportunities for us to grow with respect to our sales. We have determined that other countries with better organized and capitalized healthcare systems may not present us the same opportunities for growth due to the lack of use of stents in treatment of cardiac episodes and less advantageous healthcare reimbursement policies, among other reasons. While we understand that each of the countries in which we are seeking marketing approval for the MGuard Prime version of the MGuard Coronary product accepts the CE Mark as its primary requirement for marketing approval and does not to our understanding require any additional tests, each country does have some additional regulatory requirements for marketing approval. More specifically, for example, for the approval process in Mexico, where we already have approval for and sales of MGuard Coronary, we need to submit an application for regulatory approval for MGuard Prime, which we anticipate will be granted at least thirty months later. For the approval process in Argentina, we need to submit an application for regulatory approval, which we anticipate will be granted approximately at least sixteen months later. For the approval process in South Korea, we need to submit an application for regulatory approval and have in-house quality audit, which we anticipate will be granted in approximately two years. For the approval process in Canada, we need to submit an application for regulatory approval, which we anticipate will be granted approximately twelve months later. For the approval process in Australia, we need to submit an application for regulatory approval, to have in-house quality audit which we anticipate will be granted in approximately one year. For the approval process in Taiwan, we need to submit an application for regulatory approval, which we anticipate will be granted at least fifteen months later. In Israel, where we received marketing approval in September 2011, we are subject to annual renewal of our marketing approval. Regulators in Israel may request additional documentation or other materials and results of studies from medical device manufacturers as part of the renewal process. Generally, however, the annual renewal of marketing approval is given automatically, barring a material change in circumstances or results. In Russia, we received market approval in February 2012. In Chile, we received market approval for our previous distributor in December 2010. We have terminated our relationship with our previous distributor in Chile, however, and once we enter into a relationship with a new distributor, we will be required to submit a new application for regulatory approval in Chile, which we anticipate will be granted approximately twelve months after our submission for approval.

For the approval process in Brazil for MGuard Prime, where we already have approval for and sales of MGuard Coronary, we must comply with Brazilian Good Manufacturing Practice, or GMP, quality system requirements. ANVISA, Brazil’s regulatory agency, must conduct an inspection of the manufacturing of the MGuard Prime version of the MGuard Coronary product to determine compliance with Brazil GMP regulations. Upon successful completion of an audit, ANVISA will then issue the GMP certificate necessary to register a medical device in Brazil, which can take approximately one year to complete. Based upon new legislation in Brazil, we intend to apply for regulatory approval while we await the results of the audit necessary to receive our GMP certificate. We anticipate that the approval process in Brazil will take between two and three years.

Please refer to the table below setting forth the approvals and sales for original stainless steel based MGuard Coronary product and the cobalt-chromium based MGuard Prime version of the MGuard Coronary product on a country-by-country basis.

Approvals and Sales of the Original MGuard Coronary and the MGuard Prime version of the MGuard Coronary on a Country-by-Country Basis

Countries	Original MGuard Approval		Original MGuard Sales		MGuard Prime Approval	MGuard Prime Sales
Argentina	Y		Y		N	N
Armenia	N		N		N	N
Australia	N	(2)	Y		N	Y	(1)
Austria	Y		Y		Y	Y
Belarus	Y		Y		N	Y	(3)
Belgium	Y		N		Y	Y
Brazil	Y		Y		N	N
Chile	N	(2)	Y		N	Y	(3)
Colombia	Y		Y		N	N
Croatia	Y		Y		Y	Y
Cyprus	Y		Y		Y	Y
Czech Republic	Y		Y		Y	Y
Denmark	Y		Y		Y	N
Egypt	Y		N		N	N
Estonia	Y		Y		Y	Y
Finland	Y		N		Y	Y
France	Y		Y		Y	Y
Germany	Y		Y		Y	Y
Greece	Y		Y		Y	N
Holland (Netherlands)	Y		Y		Y	Y
Hungary	Y		Y		Y	Y
India	Y		Y		Y	N
Ireland	Y		Y		Y	Y
Israel	Y		Y		Y	Y
Italy	Y		Y		Y	Y
Kazakhstan	N	(4)	Y		N	N
Latvia	Y		Y		Y	Y
Lithuania	Y		Y		Y	Y
Malaysia	N		N		N	Y	(3)
Malta	Y		N		Y	Y
Mexico	Y		Y		N	N
Norway	Y		N		Y	Y
Pakistan	Y	(5)	Y		N	N
Poland	Y		Y		Y	Y
Portugal	Y		Y		Y	N
Romania	Y		Y		Y	Y
Russia	Y		Y		Y	Y
Saudi Arabia	N		N		N	Y	(3)
Singapore	N		Y	(6)	N	N
Slovakia	Y		Y		Y	Y
Slovenia	Y		Y		Y	Y
South Africa	Y	(5)	Y		Y	Y
Spain	Y		Y		Y	Y
Sri Lanka	Y	(5)	Y		N	N
Sweden	Y		Y		Y	Y
Switzerland	Y		Y		Y	Y
Ukraine	Y		Y		N	N
United Kingdom	Y		N		Y	Y
Uzbekistan	N		N		N	N
Venezuela	N	(2)	Y		N	N

(1) We sold a limited quantity of our MGuard Prime products in Australia pursuant to a law that permits patients to purchase medical products that are not included on the Australian Register of Therapeutic Goods under certain limited circumstances, on case by case bases.

(2) We terminated our relationship with our previous distributor in this country, through which our product had market approval. As a result of such termination, we will be required to obtain regulatory approval upon our selection of a new distributor in such country.

(3) We have made sales to distributors in this country, but based upon information from such distributors, we believe that the product has not been sold to customers in this country.

(4) Our regulatory approval for sales in Kazakhstan expired in January 2014. We intend to renew our regulatory approval for Kazakhstan in the future.

(5) We believe that we have regulatory approval for the MGuard Coronary product in this country, based upon information from our distributor in such country, who was responsible for obtaining the regulatory approval for the MGuard Coronary product. However, the certificate evidencing regulatory approval is held by our distributor and we cannot guarantee that it is in full force and effect.

(6) At time the sales were made, we satisfied the regulatory requirements in Singapore. The regulatory requirements in Singapore were subsequently changed and we no longer meet these requirements.

In the U.S., the medical devices that will be manufactured and sold by us will be subject to laws and regulations administered by the U.S. Food and Drug Administration, including regulations concerning the prerequisites to commercial marketing, the conduct of clinical investigations, compliance with the Quality System Regulation and labeling. We anticipate that our MGuard Prime Coronary product with bio-stable mesh product will be classified as a Class III medical device by the U.S. Food and Drug Administration.

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

Customers

Our customer base is varied. We began shipping our product to customers in Europe in January 2008 and have since expanded our global distribution network to Southeast Asia, India, Latin America and Israel. For the six months ended December 31, 2013, 70% of our revenue was generated in Europe, 11% of our revenue was generated in Latin America, 7% of our revenue was generated in Asia and 4% of our revenue was generated in Israel, with the remaining 8% of our revenue generated in the rest of the world. Our major customers in the six months ended December 31, 2013 were Bosti Trading Ltd., a distributor in the Russian Federation that accounted for 24% of our revenues and Izasa Distribuciones Tecnicas SA, a distributor in Spain that accounted for 12% of our revenues. Our agreement with Bosti Trading Ltd. grants Bosti Trading Ltd. the right to be the exclusive distributor of MGuard products in the Russian Federation, the Republic of Uzbekistan and the Republic of Armenia until May 2014, subject to the achievement of certain order minimums. Under our agreement with Bosti Trading Ltd., Bosti Trading Ltd. is required to purchase 3,500 stents from us in 2012, 6,000 stents in 2013 and 4,000 stents in the first six months of 2014, respectively. Although Bosti Trading Ltd. did not adhere to its order minimum for 2012 and 2013, we did not terminate Bosti Trading Ltd.’s right to be the exclusive distributor of MGuard products in the Russian Federation, the Republic of Uzbekistan and the Republic of Armenia. Our agreement with Izasa Distribuciones Tecnicas SA grants Izasa Distribuciones Tecnicas SA the right to be the exclusive distributor of MGuard products in Spain until May 2014, with no order minimums currently in place. Izasa Distribuciones Tecnicas SA also agreed to partner with us in a study to be conducted in Spain entitled MGuard Prime Implementation in STEMI (acute myocardial infarction with ST elevation).

For the twelve months ended June 30, 2013, 71% of our revenue was generated in Europe, 12% of our revenue was generated in Latin America, 6% of our revenue was generated in Asia and 6% of our revenue was generated in Israel, with the remaining 5% of our revenue generated in the rest of the world. Our major customers in the twelve months ended June 30, 2013 were Bosti Trading Ltd., which accounted for 17% of our revenues, Izasa Distribuciones Tecnicas SA, a distributor in Spain that accounted for 14% of our revenues, and CMS Produtos Medicos Ltda., which accounted for 10% of our revenues. Our agreements with Bosti Trading Ltd. and Izasa Distribuciones Tecnicas SA are discussed above. Our agreement with CMS Produtos Medicos Ltda. grants CMS Produtos Medicos Ltda. the right to be the exclusive distributor of MGuard products in Brazil until April 2014, with no order minimums currently in place. Unless otherwise indicated below, all of the distribution agreements described under “Customers” are subject to automatic annual extensions unless affirmatively terminated.

For the six months ended June 30, 2012, 64% of our revenue was generated in Europe, 22% of our revenue was generated in Latin America and 8% of our revenue was generated in Israel, with the remaining 6% of our revenue generated in the rest of the world. Our major customers in the six months ended June 30, 2012 were Bosti Trading Ltd., which accounted for 22% of our revenues, Euromed Deutschland GmbH, our former distributor in Germany that accounted for 14% of our revenues, and Kardia Srl, a distributor in Italy that accounted for 9% of our revenues. For the twelve months ended June 30, 2012, our major customer was Bosti Trading Ltd., accounting for 15% of our revenues. Our agreement with Bosti Trading Ltd. is discussed above. Our agreement with Euromed Deutschland GmbH was terminated on January 28, 2013, in connection with Euromed Deutschland GmbH filing for insolvency protection on September 24, 2012. Our agreement with Kardia Srl grants Kardia Srl the right to be the exclusive distributor of MGuard products in Italy until August 2016, with no order minimums currently in place.

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

Distributors

We currently have exclusive distribution agreements for our CE Mark-approved MGuard Coronary with bio stable mesh with medical product distributors based in Italy, Austria, Slovenia, Spain, Hungary, Estonia, Ukraine, Holland, Russia, Latvia, Brazil, Mexico, Argentina, Colombia, India, Sri Lanka, South Africa, Pakistan, Belarus, Croatia, Ireland, Lithuania, Malta, Malaysia, Venezuela, Australia, Belgium, the Czech Republic, Finland, Kazakhstan, Slovakia, Sweden, Denmark, Norway, Uzbekistan, Armenia, Canada, Finland, Korea, Romania, the United Kingdom, Taiwan, Saudi Arabia and Israel. We are currently in discussions with multiple distribution companies in Europe, Asia, and Latin America.

We are in the process of replacing certain third party distributors with direct sales channels in key countries where end user average selling prices and the lack of strong distributors are limiting factors. While we believe that this transition to direct selling will ultimately lead to greater sales in these markets, the transition away from certain distributors adversely impacted revenue for the six months ended December 31, 2013 and the twelve months ended June 30, 2013, as we had fewer parties selling our products. In addition, we are in the process of appointing new distributors in certain territories, and believe that new incentives and broader responsibilities have strengthened arrangements with our partners in those territories.

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

Employees

As of February 25, 2014, we had 71 full-time employees.  Except for some of our employees in Europe, our employees are not party to any collective bargaining agreements. We do not expect the collective bargaining agreements to which our employees are party to have a material effect on our business or results of operations. We consider our relations with our employees to be good. We believe that our future success will depend, in part, on our continued ability to attract, hire and retain qualified personnel.

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

We currently manufacture our MGuard stent at our facility in Tel Aviv, Israel, and we have contracted with QualiMed Innovative Medizinprodukte GmbH, a German manufacturer, to assist in production. If there were a disruption to our existing manufacturing facility, we would have no other means of manufacturing our MGuard stent until we were able to restore the manufacturing capability at our facility or develop alternative manufacturing facilities. If we were unable to produce sufficient quantities of our MGuard stent to meet market demand or for use in our current and planned clinical trials, or if our manufacturing process yields substandard stents, our development and commercialization efforts would be delayed.

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

Additionally, any damage to or destruction of our Tel Aviv facility or its equipment, prolonged power outage or contamination at our facility would significantly impair our ability to produce MGuard stents.

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

Clinical trials necessary to support a pre-market approval application to the U.S. Food and Drug Administration for our products will be lengthy and expensive and will require the enrollment of a large number of patients, and suitable patients may be difficult to identify and recruit. Any such delay or failure of clinical trials could prevent us from commercializing our stent products, which would materially and adversely affect our results of operations and the value of our business.

Clinical trials necessary to support a pre-market approval application to the U.S. Food and Drug Administration for our products will be expensive and will require the enrollment of a large number of patients, and suitable patients may be difficult to identify and recruit, which may cause a delay in the development and commercialization of our product candidates. In some trials, a greater number of patients and a longer follow up period may be required. Patient enrollment in clinical trials and the ability to successfully complete patient follow-up depends on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and efficacy of our products, or they may be persuaded to participate in contemporaneous clinical trials of competitive products. In addition, patients participating in our clinical trials may die before completion of the trial or suffer adverse medical events unrelated to or related to our products. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial may cause an increase in costs and delays or result in the failure of the clinical trial.

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

We market our products in international markets. In order to market our products in other foreign jurisdictions, we must obtain separate regulatory approvals from those obtained in the U.S. and Europe. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain CE Mark or U.S. Food and Drug Administration approval. Foreign regulatory approval processes may include all of the risks associated with obtaining CE Mark or U.S. Food and Drug Administration approval in addition to other risks. We may not obtain foreign regulatory approvals on a timely basis, if at all. CE Mark does not ensure approval by regulatory authorities in other countries. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in certain markets.

We operate in an intensely competitive and rapidly changing business environment, and there is a substantial risk our products could become obsolete or uncompetitive.

The medical device market is highly competitive. We compete with many medical device companies in the U.S. and internationally in connection with our current product and products under development. We face competition from numerous pharmaceutical and biotechnology companies in the therapeutics area, as well as competition from academic institutions, government agencies and research institutions. When we commercialize our products, we expect to face intense competition from Boston Scientific Corporation, Guidant Corporation, Medtronic, Inc., Abbott Vascular Devices, Johnson & Johnson, Terumo Medical Corporation and others. Most of our current and potential competitors, including but not limited to those listed above, have, and will continue to have, substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution and personnel resources than we do. There can be no assurance that we will have sufficient resources to successfully commercialize our products, if and when they are approved for sale. The worldwide market for stent products is characterized by intensive development efforts and rapidly advancing technology. Our future success will depend largely upon our ability to anticipate and keep pace with those developments and advances. Current or future competitors could develop alternative technologies, products or materials that are more effective, easier to use or more economical than what we or any potential licensee develop. If our technologies or products become obsolete or uncompetitive, our related product sales and licensing revenue would decrease. This would have a material adverse effect on our business, financial condition and results of operations.

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

We may be exposed to product liability claims based on the use of any of our products, or products incorporating our licensed technology, in clinical trials. We may also be exposed to product liability claims based on the sale of any such products following the receipt of regulatory approval. Product liability claims could be asserted directly by consumers, health-care providers or others. We have obtained product liability insurance coverage; however such insurance may not provide full coverage for our future clinical trials, products to be sold, and other aspects of our business. We also have liability insurance for an ongoing clinical trial in Europe and our MASTER II trial. Insurance coverage is becoming increasingly expensive and we may not be able to maintain current coverage, or expand our insurance coverage to include future clinical trials or the sale of products incorporating our licensed technology if marketing approval is obtained for such products, at a reasonable cost or in sufficient amounts to protect against losses due to product liability or at all. A successful product liability claim or series of claims brought against us could result in judgments, fines, damages and liabilities that could have a material adverse effect on our business, financial condition and results of operations. We may incur significant expense investigating and defending these claims, even if they do not result in liability. Moreover, even if no judgments, fines, damages or liabilities are imposed on us, our reputation could suffer, which could have a material adverse effect on our business, financial condition and results of operations.

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

We operate globally and develop and manufacture products in multiple countries. Consequently, we face complex legal and regulatory requirements in multiple jurisdictions, which may expose us to certain financial and other risks. International sales and operations are subject to a variety of risks, including:

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

We have non-competition agreements with most of our employees, many of which are governed by Israeli law. These agreements generally prohibit our employees from competing with us or working for our competitors for a specified period following termination of their employment. However, Israeli courts are reluctant to enforce non-compete undertakings of former employees and tend, if at all, to enforce those provisions for relatively brief periods of time in restricted geographical areas and only when the employee has unique value specific to that employer’s business and not just regarding the professional development of the employee. Any such inability to enforce non-compete covenants may cause us to lose any competitive advantage resulting from advantages provided to us by such confidential information.

It may be difficult for investors in the U.S. to enforce any judgments obtained against us or some of our directors or officers.

The majority of our assets are located outside the U.S. In addition, certain of our officers are nationals and/or residents of countries other than the U.S., and all or a substantial portion of such persons’ assets are located outside the U.S. As a result, it may be difficult for investors to enforce within the U.S. any judgments obtained against us or any of our non-U.S. officers, including judgments predicated upon the civil liability provisions of the securities laws of the U.S. or any state thereof. Additionally, it may be difficult to assert U.S. securities law claims in actions originally instituted outside of the U.S. Israeli courts may refuse to hear a U.S. securities law claim because Israeli courts may not be the most appropriate forums in which to bring such a claim. Even if an Israeli court agrees to hear a claim, it may determine that the Israeli law, and not U.S. law, is applicable to the claim. Further, if U.S. law is found to be applicable, certain content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process, and certain matters of procedure would still be governed by the Israeli law. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal and state securities laws against us or any of our non-U.S. directors or officers.

The tax benefits that are available to us require us to continue meeting various conditions and may be terminated or reduced in the future, which could increase our costs and taxes.

The tax benefits that are available to us require us to continue meeting various conditions and may be terminated or reduced in the future, which could increase our costs and taxes. InspireMD Ltd. has been granted a “Beneficiary Enterprise” status by the Investment Center in the Israeli Ministry of Industry Trade and Labor which made us eligible for tax benefits under the Israeli Law for the Encouragement of Capital Investments, 1959. The main benefit is a two-year exemption and five years of a reduced tax rate of 25% from tax on income derived from beneficiary activities in facilities located in Israel. In order to remain eligible for the tax benefits of a “Beneficiary Enterprise”, we must continue to meet certain conditions stipulated in the Israeli Law for the Encouragement of Capital Investments, 1959 and its regulations, as amended, which may include, among other things, making specified investments in fixed assets and equipment, financing a percentage of those investments with our capital contributions, filing certain reports with the Investment Center, complying with provisions regarding intellectual property and the criteria set forth in the specific certificate of approval issued by the Investment Center or the Israel Tax Authority. If we do not meet these requirements, the tax benefits could be cancelled and we could be required to refund any tax benefits that we received in the past. Further, in the future, these tax benefits may be reduced or discontinued. If these tax benefits are cancelled, our Israeli taxable income would be subject to regular Israeli corporate tax rates. The standard corporate tax rate for Israeli companies is 26.5% of taxable income. In the future, we may not be eligible to receive additional tax benefits under the Israeli Law for the Encouragement of Capital Investments, 1959. The termination or reduction of these tax benefits would increase our tax liability, which would reduce our profits.

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

Delaware law, our corporate charter and bylaws and our stockholder rights plan, or poison pill, contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.

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

In addition, on October 22, 2013, our board of directors adopted a rights agreement, implementing what is commonly known as a “poison pill,” to protect and maximize the value of our outstanding equity interests in the event of an unsolicited attempt by an acquirer to take us over, in a manner or on terms not approved by our board of directors. The rights agreement may have the effect of rendering more difficult or discouraging an acquisition of our company deemed undesirable by our board of directors and could cause substantial dilution to any such person or group that attempts to acquire us on terms or in a manner not approved by our board of directors, except pursuant to an offer conditioned upon the negation, purchase or redemption of the rights set forth in the rights agreement.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock and make it more difficult for us to raise funds through future offerings of common stock. Our stockholders and the holders of our options and warrants may sell substantial amounts of our common stock in the public market. The availability of these shares of our common stock for resale in the public market has the potential to cause the supply of our common stock to exceed investor demand, thereby decreasing the price of our common stock.

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

We do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on our earnings, financial condition and other business and economic factors as our board of directors may consider relevant. We are also subject to certain restrictions pursuant to our loan and security agreement with Hercules Technology Growth Capital, Inc., which prohibits us from paying dividends or distributions on our common stock. If we do not pay dividends, our common stock may be less valuable because a return on an investment in our common stock will only occur if our stock price appreciates.

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

Item 1B.                Unresolved Staff Comments.

Not applicable.

Item 2.                   Properties.

Our headquarters are located in Boston, Massachusetts, where we lease approximately 2,725 square feet of executive office space. In addition, in Tel Aviv, Israel, we currently have a 1,000 square meter office and manufacturing facility that has the capacity to manufacture and assemble 4,800 stents per month, based upon the production schedule of one shift per day. We believe that our current facility is sufficient to meet anticipated future demand by adding additional shifts to our current production schedule.

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

PART II

Item 5.                   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted on the NYSE MKT since April 11, 2013 under the symbol “NSPR.” Prior to that date, it was traded on the OTC Bulletin Board since April 11, 2011. Prior to that date, there was no active market for our common stock.

The following table sets forth (i) the intra-day high and low sales price per share for our common stock, as reported on the NYSE MKT, for the period of April 11, 2013 to December 31, 2013, and (ii) the high and low bid prices for our common stock, as reported by the OTC Bulletin Board, for the period of April 11, 2011 to April 10, 2013. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The OTC Bulletin Board quotations prior to December 21, 2012 are adjusted for the one-for-four reverse stock split of our common stock that occurred on such date.

Transition Period Ended December 31, 2013	High	Low
First Quarter	$2.68	$1.80
Second Quarter	$3.67	$2.27

Fiscal Year Ended June 30, 2013	High	Low
First Quarter	$10.00	$3.84
Second Quarter	$10.16	$3.01
Third Quarter	$4.25	$1.95
Fourth Quarter	$3.15	$1.88

Transition Period Ended June 30, 2012	High	Low
First Quarter	$8.60	$4.40
Second Quarter	$7.40	$2.40

Fiscal Year Ended December 31, 2011	High	Low
Second Quarter	$11.56	$7.00
Third Quarter	$10.96	$7.20
Fourth Quarter	$10.36	$6.40

The last reported sales price of our common stock on the NYSE MKT on February 25, 2014, was $3.60 per share. As of February 25, 2014, there were approximately 200 holders of record of our common stock.

Dividend Policy

In the past, we have not declared or paid cash dividends on our common stock. Our loan and security agreement with Hercules Technology Growth Capital, Inc., dated October 23, 2013, prohibits us from paying dividends or distributions on our common stock. Even if we are permitted to pay cash dividends in the future, we do not intend to do so. Rather, we intend to retain future earnings, if any, to fund the operation and expansion of our business and for general corporate purposes.

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

On June 1, 2012, our board of directors approved a change in our fiscal year-end from December 31 to June 30, effective June 30, 2012 and on September 16, 2013, our board of directors approved a change in our fiscal year-end from June 30 to December 31, effective December 31, 2013.

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

As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to inventory write-off, royalty buyout, legal contingencies and estimation of the fair value of warrants.

Functional currency

The currency of the primary economic environment in which we and our subsidiaries conduct operations is the U.S. dollar (“$” or “dollar”). Accordingly, our and our subsidiaries’ functional currency is the dollar.

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

Concentration of credit risk and allowance for doubtful accounts

Financial instruments that may potentially subject us to a concentration of credit risk consist of cash and cash equivalents, which are deposited in major financially sound institutions in the U.S, Israel and Germany, and trade accounts receivable. Our trade accounts receivable are derived from revenues earned from customers from various countries. We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral from customers. We also have a credit insurance policy for some of customers. We maintain an allowance for doubtful accounts receivable based upon the expected ability to collect the accounts receivable. We review our allowance for doubtful accounts quarterly by assessing individual accounts receivable and all other balances based on historical collection experience and an economic risk assessment. If we determine that a specific customer is unable to meet its financial obligations to us, we provide an allowance for credit losses to reduce the receivable to the amount management reasonably believes will be collected.

Inventory

Inventories include finished goods, work in process and raw materials.  Inventories are stated at the lower of cost (cost is determined on a “first-in, first-out” basis) or market value. Our inventories generally have a limited shelf life and are subject to impairment as they approach their expiration dates. We regularly evaluate the carrying value of our inventories and when, in our opinion, factors indicate that impairment has occurred, we established a reserve against the inventories’ carrying value. Our determination that a valuation reserve might be required and the quantification of such reserve requires management to utilize significant judgment.

Revenue recognition

Revenue is recognized when delivery has occurred, evidence of an arrangement exists, title and risks and rewards for the products are transferred to the customer, collection is reasonably assured and product returns can be reliably estimated. When product returns can be reliably estimated a provision is recorded, based on historical experience, and deducted from revenues.

When returns cannot be reliably estimated, both related revenues and costs are deferred.

As of December 31, 2013, June 30, 2013 and June 30, 2012, there were no deferred revenues related to sales for which the rate of return could not be reliably estimated.

Our arrangements with our distributors sometimes contain the right to receive free products from us upon the achievement of sales targets. Each period, we estimate the amount of free products to which our distributors will be entitled based upon the expected achievement of sales targets and defer a portion of revenues accordingly.

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

We account for equity instruments issued to third party service providers (non-employees), by recording the fair value of the options granted using an option pricing model, at each reporting period, until awards are vested in full. The expense is recognized over the vesting period using the accelerated multiple option approach.

In addition, certain share-based awards are performance based and dependent upon achieving certain goals. With respect to these awards, we estimate the expected pre-vesting award probability that the performance conditions will be achieved. We only recognize expense for those shares that are expected to vest.

Uncertain tax and value added tax positions

We follow a two-step approach for recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit. If under the first step a tax provision is assessed to be more likely than not of being sustained on audit, the second step is performed, under which the tax benefit is measured as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Such liabilities are classified as long-term, unless the liability is expected to be resolved within twelve months from the balance sheet date.

Fair value measurement

We measure fair value and disclose fair value measurements for financial assets and liabilities. Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and consider counterparty credit risk in our assessment of fair value.

Allocation of issuance proceeds

When debt is issued with other components that are subsequently measured at fair value, the proceeds are allocated first to such components (such as warrants and embedded derivatives in the debt that require bifurcation at their fair values), then the residual amount of the proceeds is allocated to the debt. When other components are classified in equity, the proceeds are allocated based on relative fair values.

Results of Operations

Six month period ended December 31, 2013 compared to the six month period ended December 31, 2012

Revenues. For the six month period ended December 31, 2013, revenue increased by $1.2 million, or 67.0%, to $3.1 million from $1.9 million during the same period in 2012. This increase was predominantly driven by an increase in sales volume of $1.2 million, or 65.4%, with price increases to our repeat distributors driving the remaining increase of $30,000, or 1.6%. The $1.2 million increase in sales volume reflects the positive impact of recent steps taken to stabilize our global distribution strategy and targeted selling activities in select European countries.

With respect to regions, the increase in revenue was mainly attributable to an increase of $1.1 million in revenue from our distributors in Europe and an increase of $0.1 million in revenue from our distributors in Latin America.

Gross Profit. For the six month period ended December 31, 2013, gross profit (revenue less cost of revenues) increased 53.7%, or $0.6 million, to $1.7 million from $1.1 million during the same period in 2012. The increase in gross profit was attributable to an increase in revenue of $1.2 million, as described above, partially offset by an increase in cost of revenues of $0.6 million, which was composed of an increase in material and labor costs of $0.4 million associated with our increased sales and increase of $0.2 million in non-recurring expenses related to the consolidation of our manufacturing facilities. Gross margin (gross profits as a percentage of revenue) decreased from 58.2% in the six month period ended December 31, 2012 to 53.6% in same period in 2013. If the non-recurring effects of the consolidation of our manufacturing facilities in the six month period ended December 31, 2013, are removed, gross margin for the six month period ended December 31, 2013 would have been 59.3%.

	Six month period ended
	December 31,
	2013	2012
	($ in thousands)
Gross profit	$1,663	$1,082
Non-recurring expenses	178	-
Gross profit excluding non-recurring expenses	$1,841	$1,082

Royalties’ Buyout Expenses. For the six month period ended December 31, 2012, we incurred $0.9 million in royalties’ buyout expenses relating to the restructuring of our royalty agreement for MGuard Prime. In connection with the restructuring of this agreement, the licensor of the stent design used for this product agreed to reduce the royalty from 7% of net sales outside of the United States, 7% of the first $10,000,000 of net sales in the United States and 10% of net sales in the United States above $10,000,000 to 2.9% of all net sales both inside and outside the United States in exchange for (i) us waiving $85,000 in regulatory fees owed to us, (ii) us making full payment of royalties owed as of September 30, 2012 in the amount of $205,587 and (iii) $1,763,000, payable in 215,000 shares of our common stock that were valued at $8.20 per share. There was no such expense during the six month period ended December 31, 2013. Royalties’ buyout expenses as a percentage of revenue was 49.4% for the six month period ended December 31, 2012.

Research and Development Expenses. For the six month period ended December 31, 2013, research and development expenses increased 50.0%, or $1.1 million, to $3.3 million, from $2.2 million during the same period in 2012. This increase in research and development expenses resulted primarily from increases of $0.3 million in related salaries, $0.1 million in related travel expenses and $1.4 million in clinical trial expenses associated with our MASTER II trial moving from the pre-clinical stage to the set-up and enrollment phases, triggering costs associated with the selection and qualification of trial sites, contract research organization management fees and patient fees, among others. This increase in research and development expenses, however, was partially offset by a decrease of $0.4 million in expenses associated with our MASTER I trial, which has concluded, a decrease of $0.2 million in expenditures related to the development of the MGuard Carotid product and a decrease of $0.1 million in share based compensation expense. Research and development expense as a percentage of revenue decreased to 106.8% for the six month period ended December 31, 2013, from 118.5% in the same period in 2012.

Selling and Marketing Expenses. For the six month period ended December 31, 2013, selling and marketing expenses increased 64.6%, or $1.0 million, to $2.6 million, from $1.6 million during the same period in 2012. The increase in selling and marketing expenses resulted primarily from an increase of $0.8 million in salaries, as we expanded our sales activities worldwide, an increase of $0.1 million in travel expenses for our increased sales force and an increase of $0.1 million in miscellaneous expenses. Much of these sales initiatives were driven by our efforts to capitalize on the publication of the MASTER I trial results, which represented our first randomized data related to our MGuard technology, and efforts to support our new direct sales channels in key European countries. Selling and marketing expenses as a percentage of revenue decreased to 85.2% in the six month period ended December 31, 2013 from 86.5% in the same period in 2012.

General and Administrative Expenses. For the six month period ended December 31, 2013, general and administrative expenses increased 13.2%, or $0.5 million, to $4.5 million from $4.0 million during the same period in 2012. The increase in general and administrative expenses resulted primarily from an increase of $0.6 million in salaries (which predominately relates to the hiring of our new chief executive officer and bonuses), an increase in share based compensation of $0.2 million, an increase in director’s compensation of $0.1 million and an increase in travel expense of $0.1 million. This increase was partially offset by a decrease in legal fees of $0.3 million and a decrease of $0.2 million in bad debt expense. General and administrative expenses as a percentage of revenue decreased to 145.8% in the six month period ended December 31, 2013 from 215.2% in the same period in 2012.

Financial Expenses. For the six month period ended December 31, 2013, financial expenses decreased 71.2%, or $1.2 million, to $0.5 million from $1.7 million during the same period in 2012. The decrease in financial expenses resulted primarily from a decrease of $1.8 million of amortization and interest expenses. In the six month period ended December 31, 2013, we recognized $0.3 million in amortization and interest expense, in contrast to the six month period ended December 31, 2012, during which we recognized $2.1 million of amortization and interest expense pertaining to our previously outstanding senior convertible debentures and their related issuance costs (of which $1.6 million represented the non-cash amortization of the discount of the convertible debentures and their related issuance costs). This decrease in expenses was partially offset by $0.2 million of non-cash expense in the six month period ended December 31, 2013 pertaining to our obligation to issue shares of common stock without new consideration to the investors in our March 2011 private placement due to certain anti-dilution rights held by such stockholders and the absence of any non-cash revaluations of our warrants during the six month period ended December 31, 2013. During the six month period ended December 31, 2012, we recognized $0.3 million of financial income pertaining to the non-cash revaluation of certain of our warrants due to our stock price decreasing from $4.24 to $3.90 during such period. No such income was recognized during the six month period ended December 31, 2013. Financial expense as a percentage of revenue decreased to 16.1% in the six month period ended December 31, 2013, from 93.1% in the same period in 2012.

The following presentation is a non-GAAP financial measure. Management believes this measure provides investors with useful supplemental information regarding our financial expenses and is useful for understanding the period-over-period comparison. In addition, management used this non-GAAP financial measure internally in its review of financial expenses for the periods presented. While management believes that this non-GAAP financial measure is useful in evaluating our financial expenses, this information should be considered as supplemental in nature and should be viewed in addition to, and not in lieu of or superior to, our financial expenses calculated in accordance with GAAP. In addition, this non-GAAP financial measure may not be the same as similarly titled measures presented by other companies. If the non-cash effects of the warrant revaluation and amortization expense in the six month period ended December 31, 2012, as well as the non-cash effects of the anti-dilution rights in the six month period ended December 31, 2013 are removed, financial expenses for the six month period ended December 31, 2013 would have totaled $0.3 million, as compared to $0.4 million for the same period in 2012, resulting in a decrease of $0.1 million.

	Six month period ended
	December 31,
	2013	2012
	($ in thousands)
Financial expenses, as reported under GAAP	$499	$1,730
Non-cash expenses:
Anti-dilution rights	200	-
Revaluation of warrants	-	(305)
Amortization expense	-	1,637
Total non-cash expenses	200	1,332
Financial expenses (income) excluding non-cash expenses	$299	$398

Tax Expenses. For the six month period ended December 31, 2013, tax expenses decreased $39,000 to $10,000 for the six month period ended December 31, 2013, from $49,000 during the same period in 2012.

Net Loss. Our net loss decreased by $0.1 million, or 1.0%, to $9.3 million for the six month period ended December 31, 2013 from $9.4 million during the same period in 2012. The decrease in net loss resulted primarily from a decrease of $1.2 million in financial expenses, of which $1.1 million were non-cash (see above for explanation), and an increase of $0.6 million in gross profit (see above for explanation), partially offset by an increase of $1.7 million in operating expenses (see above for explanation). If the non-cash effects of the warrant revaluation and amortization expense in the six months ended December 31, 2012, as well as the anti-dilution rights in the six month period ended December 31, 2013 are removed, our net loss would be $8.1 million for the six months ended December 31, 2012, as compared to a net loss of $9.1 million for the same period in 2013, resulting in an increase of $1.0 million, or 12.9%.

Twelve months ended June 30, 2013 compared to twelve months ended June 30, 2012

Revenues. For the twelve months ended June 30, 2013, revenue decreased by $0.5 million, or 8.9%, to $4.9 million from $5.3 million during the same period in 2012. This decrease was predominantly driven by a decrease in sales volume of $0.5 million, or 9.6%, partially offset by price increases to our repeat distributors of $36,000, or 0.7%. The $0.5 million decrease in sales volume was due largely to the fact that we were in the process of replacing certain third party distributors with direct sales channels in key countries where end user average selling prices, along with other limiting factors, continued to impair sales. While we believe that this transition to direct selling will ultimately lead to greater sales in these markets, the transition away from certain distributors adversely impacted revenue for the twelve months ended June 30, 2013, as we had fewer parties selling our products.

With respect to regions, the decrease in revenue was mainly attributable to a decrease of $0.6 million in revenue from our distributors in Latin America and a decrease of $0.2 million in revenue from our distributors throughout the rest of the world. These decreases were partially offset by an increase of $0.3 million in revenue from our distributors in Asia.

Gross Profit. For the twelve months ended June 30, 2013, gross profit increased 3.6%, or $0.1 million, to $2.6 million from $2.5 million during the same period in 2012. The increase in gross profit was attributable to a decrease in cost of revenues of $0.6 million, primarily attributable to a non-recurring write-off of $0.4 million of slow moving inventory in the twelve months ended June 30, 2012, which did not occur in the same period in 2013, as well as a decrease of $0.3 million of material and labor costs due to the decrease in sales of $0.5 million, as discussed above, partially offset by $0.2 million of expenses related to the consolidation of our manufacturing facilities. The decrease of $0.6 million in cost of revenues was partially offset by a decrease in revenue of $0.5 million as discussed above. Gross margin increased from 46.7% in the twelve months ended June 30, 2012 to 53.2% in the twelve months ended June 30, 2013.

Royalties’ Buyout Expenses. For the twelve months ended June 30, 2013, we incurred $0.9 million in royalties’ buyout expenses relating to the restructuring of our royalty agreement for the MGuard Prime version of our MGuard Coronary stent, as described above. There was no such expense during the twelve months ended June 30, 2012. Royalties’ buyout expenses as a percentage of revenue was 18.8% for the twelve months ended June 30, 2013.

Research and Development Expenses. For the twelve months ended June 30, 2013, research and development expenses increased 4.2%, or $0.2 million, to $4.2 million, from $4.0 million during the same period in 2012. The increase in research and development expenses resulted primarily from an increase of $0.1 million in salaries, an increase of $0.1 million in patent expenses, an increase of $0.1 million in expenditures related to the development of the MGuard Carotid product and an increase of $0.2 million in miscellaneous expense. These increases were partially offset by a decrease in clinical trial expenses of $0.3 million, attributable mainly to fewer expenses associated with our MASTER I trial, as we approach the trial’s conclusion (decrease of $0.2 million), and our MASTER II trial (decrease of $0.1 million). Research and development expense as a percentage of revenue increased to 85.3% for the twelve months ended June 30, 2013 from 74.6% in the same period in 2012.

Selling and Marketing Expenses. For the twelve months ended June 30, 2013, selling and marketing expenses increased 66.3%, or $1.4 million, to $3.6 million, from $2.2 million during the same period in 2012. The increase in selling and marketing expenses resulted primarily from an increase of $0.7 million in salaries as we expanded our sales activities worldwide, an increase of $0.4 million in expenditures related to promotional activities related to the Transcatheter Cardiovascular Therapeutics (TCT) conference in Miami, Florida, where we announced our MASTER I trial results, an increase of $0.5 million in product promotion expenses and an increase of $0.3 million in travel expenses for our increased sales force. Much of these sales initiatives were driven by our efforts to capitalize on the publication of the initial MASTER I trial results, which represented our first randomized data related to our MGuard technology. These increases in sales and marketing expenses were partially offset by a decrease of $0.3 million in share-based compensation expenses and a decrease of $0.2 million in miscellaneous expenses. With the growth of our sales force, and associated activities, as described above, selling and marketing expenses as a percentage of revenue increased to 74.2% in the twelve months ended June 30, 2013 from 40.6% in the same period in 2012.

General and Administrative Expenses. For the twelve months ended June 30, 2013, general and administrative expenses decreased 35.4%, or $4.9 million, to $9.0 million from $13.9 million during the same period in 2012. The decrease in general and administrative expenses resulted primarily from a decrease in share-based compensation of $6.1 million (which predominantly pertained to director’s compensation paid in 2012) and a decrease of $0.3 million in expenses related to consultants. This decrease was partially offset by an increase in salaries of $0.6 million (which predominately relates to the hiring of our new chief executive officer), an increase of $0.5 million in legal expenses largely associated with our previous financing efforts, an increase of $0.1 million in bad debt expense, an increase of $0.1 million in audit fees, and an increase of $0.2 million in miscellaneous expenses. General and administrative expenses as a percentage of revenue decreased to 184.1% in the twelve months ended June 30, 2013 from 259.5% in the same period in 2012.

Financial Expenses. For the twelve months ended June 30, 2013, financial expenses increased to $14.1 million from $38,000 during the same period in 2012. The increase in financial expenses resulted primarily from $9.9 million in non-recurring, non-cash effects of the debt inducement related to the adjustment of the conversion ratio of our convertible debentures upon their retirement in April 2013, $4.3 million of amortization expense pertaining to our convertible debentures and their related issuance costs (of which $3.5 million represented the non-recurring, non-cash amortization of the discount of the convertible debentures and their related issuance costs). In addition to these non-recurring, non-cash expenses, we also incurred $1.5 million of expense pertaining to our obligation to issue shares of common stock without new consideration to the investors in our March 2011 private placement due to certain anti-dilution rights held by such stockholders. These expenses were partially offset by $1.4 million of financial income pertaining to the revaluation of certain of our warrants due to our stock price decreasing to $2.21 on June 30, 2013, from $4.24 on June 30, 2012 and $0.1 million for the favorable impact of exchange rate differences for the twelve months ended June 30, 2013. Financial expense as a percentage of revenue increased from 0.7% in the twelve months ended June 30, 2012, to 290.9% in the same period in 2013.

The following presentation is a non-GAAP financial measure. Management believes this measure provides investors with useful supplemental information regarding our financial expenses and is useful for understanding the period-over-period comparison. In addition, management used this non-GAAP financial measure internally in its review of financial expenses for the periods presented. While management believes that this non-GAAP financial measure is useful in evaluating our financial expenses, this information should be considered as supplemental in nature and should be viewed in addition to, and not in lieu of or superior to, our financial expenses calculated in accordance with GAAP. In addition, this non-GAAP financial measure may not be the same as similarly titled measures presented by other companies. If the non-recurring, non-cash effects of the debt inducement and amortization expense are removed, financial expenses for the twelve months ended June 30, 2013 would have totaled $0.7 million, an increase of $0.7 million from the same period in 2012.

	Twelve month period ended
	June 30,
	2013	2012
	($ in thousands)
Financial expenses, as reported under GAAP	$14,177	$38
Non-cash expenses:		-
Debt inducement	9,898	-
Amortization expense	3,524	-
Anti-dilution rights	1,476	-
Revaluation of warrants	(1,412)	-
Total non-cash expenses	13,486	-
Financial expenses (income) excluding non-cash expenses	$691	$38

Tax Expenses. For the twelve months ended June 30, 2013, tax expenses decreased $6,000 to $8,000 for the twelve months ended June 30, 2013, from $14,000 during the same period in 2012.

Net Loss. Our net loss increased by $11.7 million, or 66.3%, to $29.3 million for the twelve months ended June 30, 2013 from $17.6 million during the same period in 2012. The increase in net loss resulted primarily from an increase of $14.2 million in financial expenses, of which $13.5 million were non-recurring, non-cash (see above for explanation), partially offset by a decrease of $2.4 million in operating expenses (see above for explanation) and an increase of $0.1 million in gross profit (see above for explanation). If the non-recurring, non-cash effects of the debt inducement and amortization expense are removed, our net loss would be $15.8 million for the twelve months ended June 30, 2013, as compared to a net loss of $17.6 million for the same period in 2012, an improvement of $1.8 million, or 10%.

Liquidity and Capital Resources

We have successfully raised funds through both the capital markets and loans. On April 16, 2013, we consummated an underwritten public offering, pursuant to which we received aggregate net proceeds of $22.6 million, after the underwriters’ commissions and offering expenses. In addition, on October 23, 2013, we entered into a loan and security agreement and issued a warrant in exchange for aggregate net proceeds of $9.8 million.

We have an accumulated deficit as well as a net loss and negative operating cash flows in the current year. We anticipate that such losses will continue until our MGuard products reach commercial profitability. Our management believes that we have sufficient resources to fund operations through December 31, 2014. Management also anticipates that the continued successful commercialization of the MGuard product line, together with financing through our “At-the-Market” equity program, should be sufficient to fund our current and planned operations into the second quarter of 2015. However, no assurance can be provided that we will be able to secure sufficient capital (through sales of products or equity) to fund our operations for such period.

If we are unable to successfully commercialize our MGuard products or obtain sufficient future financing from our "At-the-Market" equity program, we will be required to delay some of our planned research and development programs as well as curtail, discontinue or, in the extreme case, cease operations.

Six month period ended December 31, 2013 compared to the six month period ended December 31, 2012

General. At December 31, 2013, we had cash and cash equivalents of $17.5 million, as compared to $14.8 million as of June 30, 2013. We have historically met our cash needs through a combination of issuing new shares, borrowing activities and sales. Our cash requirements are generally for clinical trials, marketing and sales activities, finance and administrative cost, capital expenditures and general working capital.

Cash used in our operating activities was $6.8 million for the six month period ended December 31, 2013 and $5.8 million for the same period in 2012. The principal reason for the usage of cash in our operating activities for the six month period ended December 31, 2013 was a net loss of $9.3 million, offset by $1.5 million in non-cash share-based compensation that was largely paid to our directors and chief executive officer, a decrease in working capital of $0.5 million, $0.4 million of non-cash financial expense, and $0.1 million of depreciation expense. The principal reasons for the usage of cash in our operating activities for the six months ended December 31, 2012 include a net loss of approximately $9.4 million and an increase in working capital of approximately $0.2 million, offset by approximately $1.4 million in non-cash share-based compensation, approximately $1.2 million in non-cash financial expenses, approximately $0.9 million in a non-cash royalties buyout, approximately $0.1 million in depreciation and amortization expenses and approximately $0.2 million of all other miscellaneous expenditures.

Cash used in our investing activities was $252,000 during the six month period ended December 31, 2013, compared to $193,000 during the same period in 2012. The principal reason for the increase in cash used in investing activities during 2013 was the purchase of property, plant and equipment of $180,000 (primarily new manufacturing equipment and leasehold improvements for our production facilities) and the funding of employee retirement funds of $72,000.

Cash generated by financing activities for the six month period ended December 31, 2013 was $9.8 million, compared to $1.0 million generated during the same period in 2012. The principal source of cash generated from financing activities during the six month period ended December 31, 2013 was $9.8 million received pursuant to a loan and security agreement entered into in October 2013, net of issuance costs, as described below.

As of December 31, 2013, our current assets exceeded our current liabilities by a multiple of 3.5. Current assets increased $2.7 million during the six month period, mainly due to cash received from the loan and security agreement, partially offset by cash used in operations, and current liabilities increased by 2.1 million during the period. As a result, our working capital surplus increased by $0.6 million to $15.5 million at December 31, 2013.

Twelve months ended June 30, 2013 compared to twelve months ended June 30, 2012

General. At June 30, 2013, we had cash and cash equivalents of $14.8 million, as compared to $10.3 million as of June 30, 2012.

Cash used in our operating activities was $10.3 million for the twelve months ended June 30, 2013 and $8.6 million for the same period in 2012. The principal reasons for the usage of cash in our operating activities for the twelve months ended June 30, 2013 include a net loss of $29.3 million, offset by $13.5 million in non-cash financial expenses, $3.8 million in non-cash share-based compensation that was largely paid to our directors, $0.9 million in a non-cash royalties buyout related to the restructuring of our royalty agreement for the MGuard Prime version of our MGuard Coronary stent, as discussed above, a decrease in working capital of $0.4 million, $0.2 million in depreciation and amortization expenses and $0.2 million of miscellaneous expenditures.

Cash used in our investing activities was $376,000 during the twelve months ended June 30, 2013, compared to $43,000 during the same period in 2012. The principal reason for the increase in cash used in investing activities during 2013 was the purchase of property, plant and equipment of $202,000 (primarily new manufacturing equipment and leasehold improvements for our production facilities), an increase in restricted cash of $56,000 and the funding of employee retirement funds of $118,000.

Cash generated by financing activities was $15.1 million for the twelve months ended June 30, 2013, compared to $11.1 million generated during the same period in 2012. The principal source of cash from financing activities during the twelve months ended June 30, 2013 was funds received from the issuance of shares in connection with the underwritten public offering of our common stock of $22.9 million, as well as $1.0 million from the exercise of options and warrants, partially offset by the partial satisfaction of our convertible debentures for $8.8 million as described below. In contrast, during the twelve months ended June 30, 2012, we received $9.9 million from the initial issuance of these convertible debentures and associated warrants and $1.5 million from the exercise of options, partially offset by a repayment of a long term loan of $0.3 million.

As of June 30, 2013, our current assets exceeded our current liabilities by a multiple of 4.68. Current assets increased $4.6 million during the twelve months period, mainly due to cash received from financing activities, and current liabilities increased by $0.5 million during the same period. As a result, our working capital surplus increased by $4.1 million to $14.9 million at June 30, 2013.

Secured Loan

On October 23, 2013, we entered into a loan and security agreement, pursuant to which we received a loan of $10 million, before deduction of issuance costs. Interest on the loan is determined on a daily basis at a variable rate equal to the greater of either (i) 10.5%, or (ii) the sum of (A) 10.5% plus (B) the prime rate minus 5.5%. Payments under the loan and security agreement are interest only for 9 months, followed by 30 monthly payments of principal and interest through the scheduled maturity date on February 1, 2017. Our obligations under the loan and security agreement are secured by a grant of a security interest in all of our assets (other than our intellectual property). In addition, in connection with the loan and security agreement, we issued the lender a five year warrant to purchase 168,351 shares of our common stock at a per share exercise price of $2.97.

MLV At-the-Market Agreement

On October 23, 2013, we entered into an at-the-market issuance sales agreement with MLV & Co. LLC, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $40.0 million directly on the NYSE MKT or to or through a market maker other than on an exchange. With our prior written consent, sales may also be made in negotiated transactions and/or any other method permitted by law. MLV & Co. LLC will receive a 3.0% commission from the gross proceeds of any sales. Subject to the terms and conditions of the sales agreement, MLV & Co. LLC will use its commercially reasonable efforts to sell the shares of our common stock from time to time, based upon our instructions (including any price, time or size limits or other parameters or conditions that we may impose). We are not obligated to make any sales of common stock under the sales agreement and no assurance can be given that we will sell any shares under the sales agreement, or, if we do, as to the price or amount of shares that we will sell, or the dates on which any such sales will take place. The sales agreement may be terminated by either party at any time upon 10 days’ notice to the other party, or by MLV & Co. LLC at any time in certain circumstances, including the occurrence of a material adverse effect to us. In addition, the sales agreement will automatically terminate upon the sale of all common stock subject to the sales agreement.

Convertible Debentures

On April 5, 2012, we issued senior secured convertible debentures due April 5, 2014 in the original aggregate principal amount of $11,702,128 and five-year warrants to purchase an aggregate of 835,866 shares of our common stock at an exercise price of $7.20 per share in exchange for aggregate gross proceeds of $11.0 million, with corresponding net proceeds of $9.9 million. The convertible debentures were issued with a 6% original issuance discount, bore interest at an annual rate of 8% and were convertible at any time into shares of common stock at an initial conversion price of $7.00 per share. Upon conversion of the convertible debentures, investors were entitled to receive a conversion premium equal to 8%, per annum, with a limit of 12% for the term of the convertible debentures, of the principal amount being converted. In addition, the investors had the right to require us to redeem the convertible debentures at any time after October 5, 2013 (18 months after the date of issuance) for 112% of the then outstanding principal amount, plus all accrued interest, and we had the right to prepay the convertible debentures after six months for 112% of the then outstanding principal amount, plus all accrued interest. In connection with this financing, we paid placement agent fees of $848,750 and issued placement agents warrants to purchase 78,078 shares of common stock, with terms identical to the warrants issued to the investors.

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

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.                    Financial Statements and Supplementary Data.

The following financial statements are included as part of this Report (See Item 15):

▪	Report of Kesselman & Kesselman, Independent Registered Public Accounting Firm

▪	Consolidated Balance Sheets as of December 31, 2013 and June 30, 2013 and 2012

▪	Consolidated Statements of Operations for the Six Months Ended December 31, 2013 and Years Ended June 30, 2013 and 2012

▪	Consolidated Statements of Operations for the Six Months Ended December 31, 2013 and Years Ended June 30, 2013 and 2012

▪	Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2013 and Years Ended June 30, 2013 and 2012

▪	Notes to Consolidated Financial Statements

Item 9.                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.                Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures”, as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2013, the end of the period covered by this Transition Report on Form 10-K/T. The disclosure controls and procedures evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2013.

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

Management, including our chief executive officer and our chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2013.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                Other Information.

Not applicable.

PART III

 Item 10.                Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our executive officers and the members of our board of directors.

Name	Age	Position
Alan Milinazzo	54	President, Chief Executive Officer and Director
Craig Shore	52	Chief Financial Officer, Secretary and Treasurer
Eli Bar	49	Senior Vice President of Research and Development and Chief Technical Officer of InspireMD Ltd.
Rick Olson	51	Vice President of Global Sales Operations
Sol J. Barer, Ph.D.	66	Chairman of the Board of Directors
James Barry, Ph.D.	54	Director
Michael Berman	56	Director
James J. Loughlin	71	Director
Campbell Rogers, M.D.	52	Director
Paul Stuka	59	Director

Our directors hold office until the earlier of their death, resignation or removal by stockholders or until their successors have been qualified. Our directors are divided into three classes. Alan Milinazzo, Sol J. Barer, Ph.D. and Paul Stuka are our Class 1 directors, with their terms of office to expire at our 2015 annual meeting of stockholders. James J. Loughlin and Michael Berman are our Class 2 directors, with their terms of office to expire at our 2016 annual meeting of stockholders. Campbell Rogers, M.D. and James Barry, Ph.D. are our Class 3 directors, with their terms of office to expire at our 2014 annual meeting of stockholders. At each annual meeting of stockholders, directors elected to succeed those directors whose terms expire shall be elected for a term of office to expire at the third succeeding annual meeting of stockholders after their election, with each director to hold office until his or her successor shall have been duly elected and qualified.

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

Rick Olson was appointed as our vice president of global sales and operations on December 1, 2013. From October 2010 to September 2013, he served as the director of international strategy and high performance management system at Covidien Ltd. following its acquisition of ev3 Inc. From 2001 to October 2010, Mr. Olson served in various roles at ev3 Inc., including as its director of international neurovascular marketing & sales force development from September 2009 to October 2010, its regional director, Northern Europe/UK country manager/UK PV sales manager from 2007 to 2009, its sales director, European and Middle Eastern distributors from 2006 to 2007 and various other roles from 2001 to 2006 as one of ev3 Inc.’s original employees. Prior to that, Mr. Olson spent nine years at Boston Scientific, where he served in various sales and marketing leadership positions both in Europe and the U.S. Mr. Olson holds a bachelor's degree in Psychology from Oregon State University.

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

Messrs. Milinazzo, Shore and Bar are parties to certain agreements related to their service as executive officers and directors described under “Item 11. Executive Compensation – Agreements with Executive Officers.”

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

To our knowledge, based solely on a review of the copies of such reports furnished to us, during the six months ended December 31, 2013, each of our directors, officers and greater than ten percent stockholders complied with all Section 16(a) filing requirements applicable to our directors, officers and greater than ten percent stockholders.

Board Committees

Our board of directors has established an audit committee, a nominating and corporate governance committee and a compensation committee, each of which has the composition and responsibilities described below.

Audit Committee. Our audit committee is currently comprised of Messrs. Loughlin and Stuka and Dr. Barer, each of whom our board has determined to be financially literate and qualify as an independent director under Section 803(B)(2) of the NYSE MKT rules. Mr. Loughlin is the chairman of our audit committee and qualifies as a financial expert, as defined in Item 407(d)(5)(ii) of Regulation S-K. The audit committee’s duties are to recommend to our board of directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls.

Nominating and Corporate Governance Committee. Our nominating and corporate governance committee is currently comprised of Messrs. Berman and Stuka and Dr. Barer, each of whom qualify as an independent director under Section 803(A) of the NYSE MKT rules. Mr. Berman is the chairman of our nominating and corporate governance committee. The nominating and corporate governance committee identifies and recommends to our board of directors individuals qualified to be director nominees. In addition, the nominating and corporate governance committee recommends to our board of directors the members and chairman of each board committee who will periodically review and assess our code of business conduct and ethics and our corporate governance guidelines. The nominating and corporate governance committee also makes recommendations for changes to our code of business conduct and ethics and our corporate governance guidelines to our board of directors, reviews any other matters related to our corporate governance and oversees the evaluation of our board of directors and our management.

The nominating and corporate governance committee will consider all proposed nominees for the board of directors, including those put forward by stockholders. Stockholder nominations should be in writing, addressed to the nominating and corporate governance committee in care of the secretary at InspireMD, Inc., 321 Columbus Avenue, Boston, MA 02116, in accordance with the provisions of our Amended and Restated Bylaws.

Compensation Committee. Our compensation committee is currently comprised of Messrs. Stuka and Loughlin and Dr. Barer, each of whom qualify as an independent director under Sections 803(A) and 805(c)(1) of the NYSE MKT rules. Mr. Stuka is the chairman of our compensation committee. The compensation committee reviews and approves our salary and benefits policies, including compensation of executive officers and directors. The compensation committee also administers our stock option plans and recommends and approves grants of stock options under such plans.

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

 Item 11.                Executive Compensation.

Summary Compensation Table

The table below sets forth, for the sixth month transition period ended December 31, 2013, the twelve month period ended June 30, 2013, the six month period ended June 30, 2012 and the twelve month period ended December 31, 2011, the compensation earned by Alan Milinazzo, our president and chief executive officer, Craig Shore, our chief financial officer, secretary and treasurer and Eli Bar, the senior vice president of research and development and chief technical officer of InspireMD Ltd.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(1)		Restricted Stock Awards ($)(2)	Option Awards($)(2)		All Other Compensation ($)(1)		Total ($)(1)

Alan Milinazzo	2013(4)	225,000	275,000	(5)	267,608	164,736		11,775	(6)	511,775
President and Chief	2013(7)	222,500	-		1,988,725	1,837,440		9,813	(6)	4,058,478
Executive Officer (3)

Craig Shore	2013(4)	92,150	50,137	(5)	238,700	146,941		36,925	(9)	179,212
Chief Financial Officer,	2013(7)	165,083	-		-	45,059		42,881	(9)	253,023
Secretary and Treasurer (8)	2012(10)	76,717	-		-	139,499		18,180	(9)	234,396
	2011(11)	118,333	-		-	260,554		40,546	(9)	419,433

Eli Bar	2013(4)	92,150	44,184	(5)	-	-		36,714	(12)	173,048
Senior Vice President of	2013(7)	165,083	-		-	-		43,575	(12)	208,658
Research and Development	2012(10)	77,100	12,850		-	-		22,482	(12)	112,432
and Chief Technical Officer	2011(11)	122,760	-		-	185,175	(13)	42,459	(12)	350,394
of InspireMD Ltd. (14)

(1)	Compensation amounts received in non-U.S. currency have been converted into U.S. dollars using the average exchange rate for the applicable period. The average exchange rate for the sixth month transition period ended December 31, 2013 was 3.545 NIS per dollar, the average exchange rate for the twelve month period ended June 30, 2013 was 3.7944 NIS per dollar, the average exchange rate for the six month period ended June 30, 2012 was 3.80 NIS per dollar and the average exchange rate for the twelve month period ended December 31, 2011 was 3.5781 NIS per dollar.

61

(2)

The amounts in this column reflect the dollar amounts recognized for financial statement reporting purposes with respect to the six month transition period ended December 31, 2013, the twelve month period ended June 30, 2013, the six month period ended June 30, 2012 and the twelve month period ended December 31, 2011 in accordance with FASB ASC Topic 718. Fair value is based on the Black-Scholes option pricing model using the fair value of the underlying shares at the measurement date. For additional discussion of the valuation assumptions used in determining stock-based compensation and the grant date fair value for stock options, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies-Share-based compensation” and Note 2-“Significant Accounting Policies” and Note 9-“Equity” of the Notes to the Consolidated Financial Statements for the Six Months Ended December 31, 2013 included herein.

(3)	Mr. Milinazzo served as our director during the six months ended December 31, 2013 and the twelve months ended June 30, 2013 but did not receive any additional compensation for his services as director.
(4)	Refers to our transition period from July 1, 2013 to December 31, 2013.
(5)	Bonuses for the 2013 calendar year were approved by the Compensation Committee in January 2014.
(6)	Mr. Milinazzo’s other compensation consisted solely of benefits related to health insurance.
(7)	Refers to the twelve month period ended June 30, 2013.
(8)	For the twelve months ended June 30, 2012, Mr. Shore’s total compensation was $334,208, consisting of $156,873 in salary, $139,499 in option awards and $37,836 in other compensation.
(9)	Mr. Shore’s other compensation consisted solely of benefits in the six months ended December 31, 2013, the twelve months ended June 30, 2013 and the six months ended June 30, 2012 and consisted of a warrant award valued at $5,266 and $35,280 in benefits in the twelve months ended December 31, 2011. In each of the periods reported, Mr. Shore’s benefits included our contributions to his severance, pension, vocational studies and disability funds, an annual recreation payment, a company car and cell phone, and a daily food allowance.
(10)	Refers to the six month period ended June 30, 2012.
(11)	Refers to the twelve month period ended December 31, 2011.
(12)	Mr. Bar’s other compensation in each of the periods reported consisted solely of benefits, including our contributions to his severance, pension, vocational studies and disability funds, an annual recreation payment, a company car and cell phone, and a daily food allowance.
(13)	On June 1, 2011, Mr. Bar was awarded options to acquire up to 50,000 shares of common stock at an exercise price of $11.00 per share (as adjusted for the one-for-four reverse stock split of our common stock) as a bonus payment for his contributions to our company in 2010. The options had a fair market value of $268,381. In August 2011, we cancelled these options and reissued an option to purchase 50,000 shares of common stock at an exercise price of $7.72 because our board of directors determined that the $11.00 (as adjusted for the one-for-four reverse stock split of our common stock) exercise price was too far out of the money to achieve the compensatory and incentive purposes of the options. The new options had a fair market value of $185,175.
(14)	For the twelve months ended June 30, 2012, Mr.Bar’s total compensation was $390,379, consisting of $156,873 in salary, $12,850 in bonus, $185,175 in option awards and $35,481 in other compensation.

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

Under this employment agreement, Mr. Milinazzo is entitled to an annual base salary of at least $450,000. Such amount may be reduced only as part of an overall cost reduction program that affects all senior executives of the company and does not disproportionately affect Mr. Milinazzo, so long as such reductions do not reduce the base salary to a rate that is less than 90% of the amount set forth above (or 90% of the amount to which it has been increased). The base salary will be reviewed annually by the board for increase as part of its annual compensation review. Mr. Milinazzo is also eligible to receive an annual bonus of at least $275,000 upon the achievement of reasonable target objectives and performance goals, to be determined by the board of directors in consultation with Mr. Milinazzo on or before the end of the first quarter of the fiscal year to which the bonus relates and, in the event actual performance exceeds the goals, the board may, in its sole discretion, pay Mr. Milinazzo bonus compensation of more than $275,000. In addition, Mr. Milinazzo is eligible to receive such additional bonus or incentive compensation as the board may establish from time to time in its sole discretion. In accordance with this employment agreement, on January 3, 2013, we granted Mr. Milinazzo a nonqualified stock option to purchase 525,927 shares of our common stock, made pursuant to a nonqualified stock option agreement, an incentive stock option to purchase 74,073 shares of our common stock, made pursuant to an incentive stock option agreement, and 400,000 shares of restricted stock, which are subject to forfeiture until the vesting of such shares, made pursuant to a restricted stock award agreement. The options have an exercise price of $4.05, which was the fair market value of our common stock on the date of grant. The options are subject to a three-year vesting period subject to Mr. Milinazzo’s continued service with us, with one-thirty-sixth (1/36th) of such awards vesting each month. The shares of restricted stock initially vested monthly over thirty-six months, with 1/36 vesting on February 3, 2013, March 3, 2013 and April 3, 2013. The grant was then amended to vest annually over three years, with 9/36 vesting on January 3, 2014, and one-third vesting on January 3, 2015 and January 3, 2016. On or before December 31 of each calendar year, Mr. Milinazzo will be eligible to receive an additional grant of equity awards equal, in the aggregate, to up to 0.5% of actual outstanding shares of our common stock on the date of grant, provided that the actual amount of the grant will be based on his achievement of certain performance objectives as established by the board, in its reasonable discretion, for each such calendar year. Each additional grant will, with respect to any awards that are options, have an exercise price equal to the fair market value of our common stock, and will be subject to a three-year vesting period subject to Mr. Milinazzo’s continued service with us, with one-third of each additional grant vesting equally on the first, second, and third anniversary of the date of grant for such awards. The additional grant for the 2013 calendar year was made on January 29, 2014, pursuant to which Mr. Milinazzo received 86,235 shares of our restricted common stock and an option to purchase 86,235 shares of our common stock, at an exercise price of $3.10 per share. On January 31, 2014, Mr. Milinazzo also received a 2014 annual equity grant consisting of 96,400 shares of restricted common stock and an option to purchase 313,350 shares of our common stock, at an exercise price of $2.97 per share. Each grant vests in three equal annual installments, with one-third vesting on the first, second and third anniversaries of the date of grant, subject to Mr. Milinazzo’s continued service with us.

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

Craig Shore

On November 28, 2010, InspireMD Ltd. entered into an employment agreement with Craig Shore to serve as InspireMD Ltd.’s vice president of business development. Pursuant to the employment agreement, Mr. Shore was entitled to a monthly gross salary of $8,750, which amount increased to $10,200 upon consummation of our share exchange transactions on March 31, 2011 and was further increased to $10,620 as of July 1, 2011. In addition, Mr. Shore’s annual base salary was increased to $175,000 on April 22, 2013, retroactive to January 1, 2013, and to $220,200 on January 31, 2014, retroactive to January 1, 2014. Mr. Shore is also entitled to certain social and fringe benefits as set forth in the employment agreement. The employment agreement also contains certain confidentiality, non-competition and non-solicitation requirements for Mr. Shore. Mr. Shore is also entitled to, and received, a grant of options to purchase 45,000 restricted ordinary shares of InspireMD Ltd. which were converted into options to purchase 91,306 shares of our common stock (as adjusted for the one-for-four reverse stock split of our common stock that occurred on December 21, 2012) following the consummation of our share exchange transactions on March 31, 2011. Pursuant to Mr. Shore’s employment agreement, in the event of a change of control of our company, the majority of shares of our common stock or our intellectual property that results in the termination of Mr. Shore’s employment within one year of such change of control, the stock options granted to Mr. Shore in accordance with the terms of his employment agreement that were unvested will vest immediately upon such termination. Furthermore, pursuant to terms contained in Mr. Shore’s stock option award agreement, in the event of a change of control of our company, the stock options granted to Mr. Shore that were unvested will vest immediately upon such change of control if such stock options are not assumed or substituted by the surviving company. If Mr. Shore’s employment is terminated without cause, Mr. Shore shall be entitled to at least 30 days’ prior notice and shall be paid his salary in full and all social and fringe benefits during such notice period. If a major change of control of InspireMD Ltd. occurs, Mr. Shore will be entitled to at least 180 days’ prior written notice and shall be paid his salary in full and all social and fringe benefits during such notice period. If Mr. Shore is terminated for cause, he is not entitled to any notice. On April 22, 2013, we modified the compensation package for Mr. Shore to provide for (i) the aforementioned increase in base salary, (ii) Mr. Shore being eligible to receive an annual bonus equal to up to 30% of his base salary, at the sole discretion of our compensation committee, in consultation with our chief executive officer, and (iii) the following termination benefits upon Mr. Shore’s termination of service as a result of death, disability, resignation for “good reason” or termination by us without “cause”: (a) a one-time lump sum severance payment in an amount equal to 100% of Mr. Shore’s annual base salary; (b) 50% vesting of all unvested stock options, restricted stock, restricted stock units, stock appreciation rights or similar stock based rights outstanding at the time of termination of service; and (c) the right to exercise any outstanding stock options or stock appreciation rights for a period equal to the lesser of (x) two years from the date of termination of service, or (y) the period remaining until the original expiration date of any such outstanding stock options or stock appreciation rights. We also amended Mr. Shore’s outstanding options as of April 22, 2013 to provide that, upon a termination of service as a result of death, disability, resignation by Mr. Shore for “good reason, or by us without “cause,” (i) 50% of the remaining unvested portion of such outstanding options shall vest, and (ii) Mr. Shore has a period equal to the lesser of (A) two years from the date of termination of service, or (B) the period remaining until the original expiration date of such outstanding options, to exercise such outstanding options. On January 29, 2014, we further modified the compensation package for Mr. Shore so that he would be eligible to receive an annual bonus of up to 45% of his base salary for 2014.

On January 29, 2014, Mr. Shore received 77,000 shares of our restricted common stock and an option to purchase 77,000 shares of our common stock, at an exercise price of $3.10 per share. On January 31, 2014, Mr. Shore also received a 2014 annual equity grant consisting of 29,735 shares of our restricted common stock and an option to purchase 96,670 shares of our common stock, at an exercise price of $2.97 per share. Each grant vests in three equal annual installments, with one-third vesting on the first, second and third anniversaries of the date of grant, subject to Mr. Shore’s continued service with us.

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

If we terminate Mr. Shore’s employment without cause, Mr. Shore will be entitled, under Israeli law, to severance payments equal to his last month’s salary multiplied by the number of years Mr. Shore has been employed with us. In order to finance this obligation, we make monthly contributions equal to 8.33% of Mr. Shore’s salary to a severance payment fund. The total amount accumulated in Mr. Shore’s severance payment fund as of December 31, 2013 was $37,050 as adjusted for the conversion from New Israeli Shekels to U.S. dollars. However, if Mr. Shore’s employment is terminated without cause, on account of a disability or upon his death, as of December 31, 2013, Mr. Shore would have been entitled to receive $48,679 in severance under Israeli law, thereby requiring us to pay Mr. Shore $11,629, in addition to releasing the $37,050 in Mr. Shore’s severance payment fund. On the other hand, pursuant to his employment agreement, Mr. Shore is entitled to the total amount contributed to and accumulated in his severance payment fund in the event of the termination of his employment as a result of his voluntary resignation. In addition, Mr. Shore would be entitled to receive his full severance payment under Israeli law, including the total amount contributed to and accumulated in his severance payment fund, if he retires from our company at or after age 67.

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

Eli Bar

On June 26, 2005, InspireMD Ltd. entered into an employment agreement with Eli Bar to serve as InspireMD Ltd.’s engineering manager. Pursuant to this employment agreement, Mr. Bar is entitled to a monthly gross salary of $8,750, which amount increased to $10,620 as of July 1, 2011 and further increased to $175,000 on April 22, 2013, retroactive to January 1, 2013. Mr. Bar is also entitled to certain social and fringe benefits as set forth in the employment agreement including a company car. The employment agreement also contains certain confidentiality, non-competition and non-solicitation requirements for Mr. Bar. If Mr. Bar’s employment is terminated, with or without cause, he is entitled to at least 60 days’ prior written notice and shall be paid his salary in full and all social and fringe benefits during such notice period. On April 22, 2013, we modified the compensation package for Mr. Bar to provide for (i) the aforementioned increase in base salary, (ii) Mr. Bar being eligible to receive an annual bonus equal to up to 30% of his base salary, at the sole discretion of our compensation committee, in consultation with our chief executive officer, and (iii) the following termination benefits upon Mr. Bar’s termination of service as a result of death, disability, resignation for “good reason” or termination by us without “cause”: (a) a one-time lump sum severance payment in an amount equal to 100% of Mr. Bar’s annual base salary; (b) 50% vesting of all unvested stock options, restricted stock, restricted stock units, stock appreciation rights or similar stock based rights outstanding at the time of termination of service; and (c) the right to exercise any outstanding stock options or stock appreciation rights for a period equal to the lesser of (x) two years from the date of termination of service, or (y) the period remaining until the original expiration date of any such outstanding stock options or stock appreciation rights. We also modified Mr. Bar’s outstanding options as of April 22, 2013 to provide that, upon a termination of service as a result of death, disability, resignation by Mr. Bar for “good reason, or by us without “cause,” (i) 50% of the remaining unvested portion of such outstanding options shall vest, and (ii) Mr. Bar has a period equal to the lesser of (A) two years from the date of termination of service, or (B) the period remaining until the original expiration date of such outstanding options, to exercise such outstanding options. On January 29, 2014, we further modified the compensation package for Mr. Bar so that he would be eligible to receive an annual bonus of up to 45% of his base salary for 2014.

In June 2011, Mr. Bar was awarded an option to acquire up to 50,000 shares of common stock at an exercise price of $11.00 per share (as adjusted for the one-for-four reverse stock split of our common stock that occurred on December 21, 2012) as a bonus payment for his significant contributions to our company, including Mr. Bar’s continued exemplary performance and contributions to the clinical development of our product and the desire to continue to retain his services and keep his compensation consistent with what we pay to our other senior executives.  We determined that granting Mr. Bar more of an equity interest would further increase his opportunity to share in our future financial success and align his objectives with those of our stockholders.  The option vests on an annual basis over a three year period.   The exercise price was the fair market value of our common stock on the date of grant.  In August 2011, we cancelled this option and reissued an option to purchase 50,000 shares of common stock at an exercise price of $7.72 because our board of directors determined that the $11.00 exercise price was too far out of the money to achieve the compensatory and incentive purposes of the options.  The exercise price of the new option was the fair market value of our common stock on the date of grant.

On January 31, 2014, Mr. Bar received a 2014 annual equity grant consisting of 29,735 shares of our restricted common stock and an option to purchase 96,670 shares of our common stock, at an exercise price of $2.97 per share. Each grant vests in three equal annual installments, with one-third vesting on the first, second and third anniversaries of the date of grant, subject to Mr. Bar’s continued service with us.

Subject to certain conditions, either party to our employment agreement with Mr. Bar may terminate the employment agreement without “cause” (as such term is defined in Mr. Bar’s employment agreement with us) upon at least 60 days’ prior written notice to the other party. During such notice period, we will continue to compensate Mr. Bar according to his employment agreement and Mr. Bar will be obligated to continue to discharge and perform all of his duties and obligations under his employment agreement, and to cooperate with us and use his best efforts to assist with the integration of any persons that we have delegated to assume Mr. Bar’s responsibilities. We believe that our severance arrangement with Mr. Bar will assist us in achieving a successful transition upon Mr. Bar’s departure. In addition, upon termination without “cause,” we have the right to pay Mr. Bar a lump payment representing his compensation for the notice period and terminate Mr. Bar’s employment immediately.

If Mr. Bar’s employment is terminated without cause, Mr. Bar will also be entitled under Israeli law to severance payments equal to his last month’s salary multiplied by the number of years Mr. Bar has been employed with us. In order to finance this obligation, we make monthly contributions equal to 8.33% of Mr. Bar’s salary each month to a severance payment fund. The total amount accumulated in his severance payment fund as of December 31, 2013 was $92,906, as adjusted for conversion from New Israeli Shekels to U.S. dollars. However, if Mr. Bar’s employment was terminated without cause, on account of a disability or upon his death, as of December 31, 2013, Mr. Bar would be entitled to receive $134,357 in severance under Israeli law, thereby requiring us to pay Mr. Bar $41,451, in addition to releasing the $92,906 in his severance payment fund. In addition, Mr. Bar would be entitled to receive his full severance payment under Israeli law, including the total amount contributed to and accumulated in his severance payment fund, if he retires from our company at or after age 67.

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

Grants of Plan-Based Awards – Transition Period

There have been no grants of plan-based awards to our named executive officers in the sixth month transition period ended December 31, 2013.

Outstanding Equity Awards at December 31, 2013

The following table shows information concerning unexercised options and unvested restricted shares outstanding as of December 31, 2013 for each of our named executive officers.

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date	Number of shares of stock that have not vested (#)		Market value of shares of stock that have not vested ($)
Alan Milinazzo	183,333	416,667	(1)	4.05	1/3/2023	-		-
						366,667	(2)	902,001
		297,447	(3)	2.05	4/25/2023	-		-
						179,866	(4)	442,470

Craig Shore	91,306	-	(5)	4.928	2/27/2021	-		-
	25,000	50,000	(6)	3.20	5/24/2022	-		-
		25,000	(7)	2.95	5/3/2023	-		-

Eli Bar	38,044	-	(8)	0.0001	7/25/2020	-		-
	20,290	-	(8)	4.92	7/28/2020	-		-
	33,333	16,667	(9)	7.72	8/31/2016	-		-

(1)	These options were granted in January 2013 and vest monthly, commencing on February 3, 2013 and vesting on the next thirty-five months of that date.
(2)	These restricted shares were granted in January 2013 and initially vested monthly over thirty-six months, with 1/36 vesting on February 3, 2013, March 3, 2013 and April 3, 2013. The grant was then amended to vest annually over three years, with 9/36 vesting in January 2014, and one-third vesting on January 3, 2015 and January 3, 2016.
(3)	These options were granted on April 25, 2013 and vest annually, with one-third vesting on April 25, 2014, April 25, 2015 and April 25, 2016.
(4)	These restricted shares were granted on April 25, 2013 and vest annually, with one-third vesting on April 25, 2014, April 25, 2015 and April 25, 2016.
(5)	These options were granted in February 2011 and vested annually, with one-third vesting on November 23, 2011, November 23, 2012 and November 23, 2013.
(6)	These options were granted on May 25, 2012 and vest annually, with one-third vesting on May 25, 2013, May 25, 2014 and May 25, 2015.
(7)	These options were granted on May 3, 2013 and vest annually, with one-third vesting on May 3, 2014, May 3, 2015 and May 3, 2016.
(8)	These options were granted in July 2010 and vested quarterly over three years, commencing with the quarter in which they were granted.
(9)	These options were granted in August 2011 and vest annually, with 1/3 vesting on May 23, 2012, May 23, 2013 and May 23, 2014.

Option Exercises and Stock Vested

There were no stock options exercised by our named executive officers during the six months ended December 31, 2013.

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

2013 Long-Term Incentive Plan

On December 16, 2013, our stockholders approved the InspireMD, Inc. 2013 Long-Term Incentive Plan, which was adopted by our board of directors on October 25, 2013.

The purpose of the InspireMD, Inc. 2013 Long-Term Incentive Plan is to provide an incentive to attract and retain employees, officers, consultants, directors, and service providers whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success. The InspireMD, Inc. 2013 Long-Term Incentive Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly, in combination, or in tandem. The InspireMD, Inc. 2013 Long-Term Incentive Plan is administered by our compensation committee. A total of 5,000,000 shares of common stock are reserved for awards under the InspireMD, Inc. 2013 Long-Term Incentive Plan.

The InspireMD, Inc. 2013 Long-Term Incentive Plan is intended serve as an “umbrella” plan for us and our subsidiaries worldwide. Therefore, if so required, appendices may be added to the InspireMD, Inc. 2013 Long-Term Incentive Plan in order to accommodate local regulations that do not correspond to the scope of the InspireMD, Inc. 2013 Long-Term Incentive Plan. Attached as Appendix A to the InspireMD, Inc. 2013 Long-Term Incentive Plan is the InspireMD, Inc. 2013 Employee Stock Incentive Plan, for the purpose of making grants of stock options, restricted stock, and other stock incentive awards pursuant to Sections 102 and 3(i) of the Israeli Income Tax Ordinance (New Version), 1961 to Israeli employees and officers and any other service providers or control holders of us who are subject to Israeli Income Tax.

Director Compensation

The following table shows information concerning our directors, other than Alan Milinazzo, during the six months ended December 31, 2013.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards(1) ($)		All Other Compensation ($)	Total ($)
Sol J. Barer, Ph.D.	12,500	—	—		—	12,500
James Barry, Ph.D.	12,500	—	—		—	12,500
Paul Stuka	12,500	—	—		—	12,500
Eyal Weinstein (2)	11,470	—	—		—	11,470
Asher Holzer, Ph.D. (2)	—	—	—		—	—
James J. Loughlin	12,500	—	—		—	12,500
Michael Berman	12,500	—	—		—	12,500
Campbell Rogers, M.D.	8,104	—	164,436	(3)	—	172,540
Ofir Paz (4)	—	—	—		—	—

(1)	The amounts in this column reflect the dollar amounts recognized for financial statement reporting purposes with respect to the six months ended December 31, 2013, in accordance with FASB ASC Topic 718. Fair value is based on the Black-Scholes option pricing model using the fair value of the underlying shares at the measurement date. For additional discussion of the valuation assumptions used in determining stock-based compensation and the grant date fair value for stock options, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies — Share-based compensation” and Note 2 — “Significant Accounting Policies” and Note 9 — “Equity” of the Notes to the Consolidated Financial Statements for the Six Months Ended December 31, 2013 included herein.
(2)	The term of our Class 2 directors expired at the annual meeting of stockholders held on December 16, 2013. Mr. Weinstein and Dr. Holzer did not stand for re-election and thus ceased to be members of the board of directors following the annual meeting.
(3)	Represents the fair market value on the date of grant of an option to purchase 125,000 shares of our common stock granted to Dr. Rogers on September 3, 2013 in connection with his appointment as a member of our board of directors. The option has an exercise price of $2.12 per share and vests annually, with one-third vesting in 2014, 2015 and 2016 on the anniversary of the date of grant, provided that if Dr. Rogers fails to be reelected or nominated for reelection at the 2014 annual meeting of stockholders, the option vests and becomes exercisable as of such date. The option will expire on September 3, 2023. This grant was made under the InspireMD, Inc. 2011 UMBRELLA Option Plan.
(4)	Mr. Paz served as our director until his resignation on September 3, 2013 but did not receive any additional compensation for his services as director.

We reimburse our directors for reasonable expenses incurred in connection with their service as directors. For the 2013 calendar year, our board approved the following compensation for our independent directors serving as of January 1, 2013, in recognition of their board service: (i) a $25,000 stipend, payable quarterly, and (ii) an option to purchase 50,000 shares of our common stock. In addition, Dr. Barer, as chairman of the board, received an additional option to purchase 50,000 shares of our common stock and each director serving as chairman of a board committee received an additional option to purchase 25,000 shares of our common stock. Dr. Barry also received an additional option to purchase 25,000 shares of our common stock in recognition of his extraordinary contributions to our operations. On September 3, 2013, we also granted to Dr. Rogers an option to purchase 125,000 shares of our common stock in connection with his appointment as a member of our board of directors.

For the 2014 calendar year, our board approved the following compensation for our independent directors: (i) a $25,000 stipend, payable quarterly; (ii) annual committee chair compensation (effective April 1, 2014) of $12,000 for the chairman of the audit committee, $8,000 for the chairman of the compensation committee and $5,000 for the chairmen of the nominating and corporate governance committee and the research and development committee; (iii) annual committee membership compensation (effective April 1, 2014) of $4,000 for members of the audit committee and the compensation committee and $2,000 for members of the nominating and corporate governance committee and the research and development committee; (iv) an option to purchase 50,000 shares of our common stock for each board member; and (v) an option to purchase an additional 35,000 shares of our common stock for the chairman of the board. In addition, on February 25, 2014, we entered into a consulting agreement with Dr. Barry, pursuant to which Dr. Barry agreed to provide us with consulting services in exchange for a monthly consultancy fee calculated at the rate of $313 per hour.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of February 25, 2014 by:

•	each person known by us to beneficially own more than 5.0% of our common stock;

•	each of our directors;

•	each of the named executive officers; and

•	all of our directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o InspireMD, Inc., 321 Columbus Avenue, Boston, MA 02116. As of February 25, 2014, we had 34,925,920 shares outstanding.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percentage Beneficially Owned(1)
5% Owners
Orbimed Advisors LLC(2)	3,395,000	(3)	9.7%
Asher Holzer, Ph.D.	1,925,110	(4)	5.5%
Opaleye Management Inc.(5)	2,086,100	(6)	6.0%
Jennison Associates LLC (7)	1,756,873	(8)	5.0%
Officers and Directors
Alan W. Milinazzo	1,187,948	(9)	3.4%
Craig Shore	223,791	(10)	*
Sol J. Barer, Ph.D.	2,754,167	(11)	7.7%
James Barry, Ph.D.	20,833	(10)	*
Michael Berman	71,472	(10)	*
James J. Loughlin	23,333	(10)	*
Campbell Rogers, M.D.	-		-
Paul Stuka	932,704	(12)	2.7%
Eli Bar	387,712	(10)	1.1%
All directors and executive officers as a group (9 persons)	5,601,959		15.3%

71

_________________

*	Represents ownership of less than one percent.

(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of February 25, 2014. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)	Orbimed Advisors LLC’s address is 601 Lexington Avenue, 54th Floor, New York, NY 10022.

(3)	Based on Amendment No. 1 to Schedule 13G filed with the Securities and Exchange Commission on February 13, 2014 and comprised of (i) 1,018,500 shares of common stock owned directly by OrbiMed Israel Partners Limited Partnership and (ii) 2,376,500 shares of common stock owned directly by OrbiMed Private Investments IV, LP. OrbiMed Israel GP Ltd. is the general partner of OrbiMed Israel BioFund GP Limited Partnership, which is the general partner of OrbiMed Israel Partners Limited Partnership, and each shares voting and dispositive power over the securities directly owned by OrbiMed Israel Partners Limited Partnership. Each of OrbiMed Israel GP Ltd. and OrbiMed Israel BioFund GP Limited Partnership disclaims beneficial ownership of the securities owned directly by OrbiMed Private Investments IV, LP. Samuel D. Isaly is the managing member of OrbiMed Advisors LLC and OrbiMed Advisors LLC is the managing member of OrbiMed Capital GP IV LLC, which is the general partner of OrbiMed Private Investments IV, LP. Therefore, each of Mr. Isaly, OrbiMed Advisors LLC and OrbiMed Capital GP IV LLC shares voting and dispositive power over the securities owned directly by OrbiMed Private Investments IV, LP, but disclaims beneficial ownership of the securities owned directly by OrbiMed Israel Partners Limited Partnership.

(4)	Based on a Schedule 13D filed with the Securities and Exchange Commission on January 16, 2014.

(5)	Opaleye Management Inc.’s address is 9B Russell Street, Cambridge, MA 02140.

(6)	Based on a Schedule 13G filed with the Securities and Exchange Commission on January 16, 2014.

(7)	Jennison Associates LLC’s address is 466 Lexington Avenue, New York, NY 10017. These shares are also reported as beneficially owned by Prudential Financial, Inc. Prudential Financial, Inc.’s address is 751 Broad Street, Newark, NJ 07102.

(8)	Based on a Schedule 13G filed with the Securities and Exchange Commission on February 7, 2014 by Jennison Associates LLC and a Schedule 13G fixed with the Securities and Exchange Commission on February 5, 2014 by Prudential Financial, Inc.

(9)	Includes options to purchase 349,149 shares of common stock that are currently exercisable or exercisable within 60 days of February 25, 2014.

(10)	Represents options that are currently exercisable or exercisable within 60 days of February 25, 2014.

(11)	Comprised of (i) 1,900,000 shares of common stock and (ii) options to purchase 854,167 shares of common stock that are currently exercisable or exercisable within 60 days of February 25, 2014.

(12)	Paul Stuka is the principal and managing member of Osiris Investment Partners, L.P., and, as such, has beneficial ownership of the (i) 745,204 shares of common stock and (ii) currently exercisable warrants to purchase 166,667 shares of common stock held by Osiris Investment Partners, L.P., in addition to personally holding options to purchase 20,833 shares of common stock that are currently exercisable or exercisable within 60 days of February 25, 2014.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2013 with respect to our equity compensation plans under which our equity securities are authorized for issuance:

				Number of securities
				remaining available for
				future issuance under
	Number of securities to		Weighted-average	equity compensation
	be issued upon exercise		exercise price of	plans (excluding
	of outstanding options,		outstanding options,	securities reflected in
	warrants and rights		warrants and rights	column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	3,231,890		3.68	5,335,191
Equity compensation plans not approved by security holders	1,174,508	(1)	5.78	-
Total	4,406,399		4.24

________________

(1) Comprised of awards made to individuals outside the InspireMD, Inc. 2011 UMBRELLA Option Plan and 2013 Long Term Incentive Plan, as described below:

•	In April 2008, we issued options to purchase 1,461 shares of common stock to a provider of finder services who assisted InspireMD Ltd. in raising funds in 2008. The exercise price of these options is $4.93 per share. These options are fully vested and expire in June 2016.

•	Options issued to a consultant: in May 2006, we issued options to purchase 83,636 shares of common stock to a consultant. The exercise price of these options was $0.76 per share. We believe these options have expired, but they are included above because such expiration is currently under legal dispute.

•	Options issued to former directors: in August 2011, we issued options to purchase an aggregate of 81,161 shares of common stock to David Ivry and Fellice Pelled. Both Mr. Ivry and Mr. Pelled resigned as directors of InspireMD, Ltd. on March 31, 2011. Pursuant to the terms of the directors’ vested options, the vested options expired thirty days after the directors’ resignations. However, in connection with their resignation, we granted Mr. Ivry and Mr. Pelled each replacement options to purchase 40,581 shares of common stock. During September and November 2012 Mr. Ivry exercised 17,500 of his options into our common stock. The exercise price of these options is $4.92 per share and they expire on December 31, 2014.

•	Options issued to current director: in November 2011, we issued options to purchase an aggregate of 725,000 shares of common stock to Dr. Barer, the chairman of our board of directors. The exercise price of these options is $7.80 per share. An option to purchase 181,250 shares of common stock vested on April 11, 2013, when our common stock was first listed on a national securities exchange. An option to purchase 181,250 shares of common stock vested on May 10, 2013, after we received research coverage from a second investment bank that ranked in the top twenty investment banks in terms of life science underwritings. The option to purchase 362,500 shares of common stock vests in substantially equal monthly installments (with any fractional shares vesting on the last vesting date) on the last business day of each calendar month over a two year period from the date of grant, with the first installment vesting on November 30, 2011, provided that Dr. Barer is still providing services to us in some capacity as of each such vesting date.

•	Warrant issued to current officer: in March 2011, for work performed in connection with the share exchange transactions and as bonus compensation, we issued Craig Shore, our chief financial officer, secretary and treasurer, a five-year warrant to purchase up to 750 shares of common stock at an exercise price of $7.20 per share.

•	Options issued to current vice president of global marketing and strategy: in September 2013, we issued options to purchase 150,000 shares of common stock to David Blossom. The exercise price of these options was $2.23 per share. The options vest annually with one-third vesting on September 16, 2014, September 16, 2015 and September 16, 2016. The options expire on September 16, 2023.

•

Options issued to current vice president of global sales operations: in December 2013, we issued options to purchase 150,000 shares of common stock to Rick Olson. The exercise price of these options was $2.75 per share. The options vest annually with one-third vesting on December 2, 2014, December 2, 2015 and December 2, 2016. The options expire on December 2, 2023.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

On January 3, 2013, Ofir Paz resigned as our chief executive officer, and in connection with Mr. Paz’s resignation, InspireMD Ltd. and A.S. Paz Management and Investment Ltd. entered into a separation agreement and release, pursuant to which, among other things, the consultancy agreement, dated as of April 1, 2012, by and between InspireMD Ltd. and A.S. Paz Management, was terminated and Mr. Paz resigned as chief executive officer of InspireMD Ltd. and as a director of InspireMD Ltd. In accordance with the terms of the consultancy agreement, we continued to pay Mr. Paz’s monthly consultancy fee of $21,563 for six months following termination of the consultancy agreement.

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

Director Independence

The board of directors has determined that Drs. Barer, Barry and Rogers and Messrs. Loughlin, Stuka and Berman satisfy the requirement for independence set out in Section 803 of the NYSE MKT rules and that each of these directors has no material relationship with us (other than being a director and/or a stockholder). In making its independence determinations, the board of directors sought to identify and analyze all of the facts and circumstances relating to any relationship between a director, his immediate family or affiliates and our company and our affiliates and did not rely on categorical standards other than those contained in the NYSE MKT rule referenced above.

Item 14.	Principal Accountant Fees and Services.

The fees billed for professional services provided to us by Kesselman & Kesselman, Certified Public Accountants (“Kesselman”), a member of PricewaterhouseCoopers International Limited, for the six month period ended December 31, 2013, the twelve month period ended June 30, 2013, the six month period ended June 30, 2012 and the twelve month period ended December 31, 2011, respectively, are described below.

Audit Fees

Kesselman billed us audit fees in the aggregate amount of $110,000 for the six month period ended December 31, 2013, $290,000 for the twelve month period ended June 30, 2013, $155,000 for the six month period ended June 30, 2012, $255,000 for the twelve month period ended June 30, 2012 and $205,000 for the twelve month period ended December 31, 2011. These fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

Audit-Related Fees

Kesselman billed us audit-related fees in the aggregate amount of $35,000 for the six month period ended December 31, 2013, $135,000 for the twelve month period ended June 30, 2013, $20,000 for the six month period ended June 30, 2012, $60,000 for the twelve month period ended June 30, 2012 and $106,300 for the twelve month period ended December 31, 2011. The fees for the six month period ended December 31, 2013 related to performance of audit-related services for our registration statement on Form S-3 initially filed with the Securities and Exchange Commission on October 24, 2013. The fees for the twelve month period ended June 30, 2013 related to the performance of audit-related services for our registration statement on Form S-1 initially filed with the Securities and Exchange Commission on September 24, 2012 and amendments thereto. The fees for the six month period ended June 30, 2012 related to the performance of audit-related services for our registration statement on Form S-1 initially filed with the Securities and Exchange Commission on May 17, 2012 and amendments thereto. The fees for the twelve month period ended December 31, 2011 related to the performance of audit-related services for our registration statement on Form S-1 initially filed with the Securities and Exchange Commission on June 16, 2011, amendments thereto and documentation of processes and controls related to Sarbanes-Oxley Act compliance.

Tax Fees

Kesselman billed us tax fees in the aggregate amount of $35,000 for the six month period ended December 31, 2013, $55,500 for the twelve month period ended June 30, 2013, $44,000 for the six month period ended June 30, 2012, $59,000 for the twelve month period ended June 30, 2012 and $26,000 for the twelve month period ended December 31, 2011. These fees relate to professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Kesselman did not bill us for any other fees for the six month period ended December 31, 2013, the twelve month period ended June 30, 2013, the six month period ended June 30, 2012 or the twelve month period ended December 31, 2011.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Documents filed as part of report:

1. Financial Statements

The following financial statements are included herein:

▪	Report of Kesselman & Kesselman, Independent Registered Public Accounting Firm

▪	Consolidated Balance Sheets as of December 31, 2013 and June 30, 2013 and 2012

▪	Consolidated Statements of Operations for the Six Months Ended December 31, 2013 and Years Ended June 30, 2013 and 2012

▪	Consolidated Statements of Changes in Equity for the Six Months Ended December 31, 2013 and Years Ended June 30, 2013 and 2012

▪	Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2013 and Years Ended June 30, 2013 and 2012

▪	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

None

3. Exhibits

See Index to Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIREMD, INC.

Date: February 26, 2014	By:	/s/ Alan Milinazzo
Alan Milinazzo
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Alan Milinazzo	President, Chief Executive Officer and Director	February 26, 2014
Alan Milinazzo	(principal executive officer)

/s/ Craig Shore	Chief Financial Officer, Secretary and Treasurer	February 26, 2014
Craig Shore	(principal financial and accounting officer)

/s/ Sol J. Barer	Chairman of the Board of Directors	February 26, 2014
Sol J. Barer

/s/ James Barry	Director	February 26, 2014
James Barry

/s/ Michael Berman	Director	February 26, 2014
Michael Berman

/s/ James J. Loughlin	Director	February 26, 2014
James J. Loughlin

/s/ Campbell Rogers	Director	February 26, 2014
Campbell Rogers

/s/ Paul Stuka	Director	February 26, 2014
Paul Stuka

Index to Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2012)

3.4	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2013)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 5, 2013)

4.2	Rights Agreement dated as of October 22, 2013 between InspireMD, Inc. and Action Stock transfer Corporation, as Rights Agent, including exhibits thereto (incorporated by reference to an exhibit to the Registration Statement on Form 8-A filed with Securities and Exchange Commission on October 25, 2013)

10.1+	Amended and Restated 2011 Umbrella Option Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2011)

10.2+	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.3	Securities Purchase Agreement, dated as of March 31, 2011, by and among InspireMD, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.4	Form of $7.20 Warrant (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.5	Form of $4.92 Warrant (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.6	Manufacturing Agreement, by and between InspireMD Ltd. and QualiMed Innovative Medizinprodukte GmbH, dated as of September 11, 2007 (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.7	Development Agreement, by and between InspireMD Ltd. and QualiMed Innovative Medizinprodukte GmbH, dated as of January 15, 2007 (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.8	License Agreement, by and between Svelte Medical Systems, Inc. and InspireMD Ltd., dated as of March 19, 2010 (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.9+	Personal Employment Agreement, by and between InspireMD Ltd. and Eli Bar, dated as of June 26, 2005 (incorporated by reference to Exhibit 10.19 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.10+	Employment Agreement, by and between InspireMD Ltd. and Craig Shore, dated as of November 28, 2010 (incorporated by reference to Exhibit 10.21 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.11+	Form of Indemnity Agreement between InspireMD, Inc. and each of the directors and executive officers thereof (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.12	Form of Warrant (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2011)

10.13	Agreement by and between InspireMD Ltd. and MeKo Laser Material Processing, dated as of April 15, 2010 (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.14	Agreement by and between InspireMD Ltd. and Natec Medical Ltd, dated as of September 23, 2009 (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.15	Exclusive Distribution Agreement by and between InspireMD Ltd. and Hand-Prod Sp. Z o.o, dated as of December 10, 2007 (incorporated by reference to Exhibit 10.28 to Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 12, 2011)

10.16+	$6.00 Nonqualified Stock Option Agreement, dated as of July 11, 2011, by and between InspireMD, Inc. and Sol J. Barer, Ph.D. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2011)

10.17	Exclusive Distribution Agreement by and between InspireMD GmbH. and IZASA Distribuciones Tecnicas SA, dated as of May 20, 2009 (incorporated by reference to Exhibit 10.36 to Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 12, 2011)

10.18	Amendment to the Distribution Agreement by and between InspireMD GmbH. and IZASA Distribuciones Tecnicas SA, dated as of February 2011 (incorporated by reference to Exhibit 10.37 to Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 12, 2011)

10.19	Exclusive Distribution Agreement by and between InspireMD Ltd. and Tzamal-Jacobsohn Ltd., dated as of December 24, 2008 (incorporated by reference to Exhibit 10.38 to Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 12, 2011)

10.20	Exclusive Distribution Agreement by and between InspireMD Ltd. and Kirloskar Technologies (P) Ltd., dated as of May 13, 2010 (incorporated by reference to Exhibit 10.39 to Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 12, 2011)

10.21	Letter Agreement by and between InspireMD Ltd. and Tzamal-Jacobsohn Ltd., dated as of May 9, 2011 (incorporated by reference to Exhibit 10.43 to Amendment No. 4 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 1, 2011)

10.22+	Stock Award Agreement, dated as of November 16, 2011, by and between InspireMD, Inc. and Sol J. Barer, Ph.D. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2011)

10.23+	Nonqualified Stock Option Agreement, dated as of November 16, 2011, by and between InspireMD, Inc. and Sol J. Barer, Ph.D. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2011)

10.24	Amendment No. 1 to Securities Purchase Agreement, dated as of June 21, 2011, by and among InspireMD, Inc. and the purchasers that are signatory thereto (incorporated by reference to Exhibit 10.43 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2012)

10.25	Amendment No. 2 to Securities Purchase Agreement, dated as of November 14, 2011, by and among InspireMD, Inc. and the purchasers that are signatory thereto (incorporated by reference to Exhibit 10.44 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2012)

10.26+	Consultancy Agreement, dated March 27, 2012, by and between InspireMD Ltd. and Robert Ratini (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2012)

10.27	Form of April 2012 $1.80 Warrant (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2012)

10.28	Registration Rights Agreement, dated April 5, 2012, by and between InspireMD, Inc. and the purchasers set forth therein (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2012)

10.29	Exclusive Distribution Agreement, dated as of August 1, 2007, by and between InspireMD Ltd. and Kardia Srl. (incorporated by reference to Exhibit 10.59 to Transition Report on Form 10-K/T filed with the Securities and Exchange Commission on September 11, 2012)

10.30	Addendum to the Distribution Agreement, dated as of January 18, 2011, by and between InspireMD Ltd. and Kardia Srl. (incorporated by reference to Exhibit 10.60 to Transition Report on Form 10-K/T filed with the Securities and Exchange Commission on September 11, 2012)

10.31	Exclusive Distribution Agreement, dated as of May 26, 2011, by and between InspireMD Ltd. and Bosti Trading Ltd. (incorporated by reference to Exhibit 10.62 to Transition Report on Form 10-K/T filed with the Securities and Exchange Commission on September 11, 2012)

10.32	Addendum to the Distribution Agreement, dated as of August 29, 2011, by and between InspireMD Ltd. and Bosti Trading Ltd. (incorporated by reference to Exhibit 10.63 to Transition Report on Form 10-K/T filed with the Securities and Exchange Commission on September 11, 2012)

10.33	Amendment No. 1 to Registration Rights Agreement, dated May 31, 2012, by and between InspireMD, Inc. and the purchasers set forth therein (incorporated by reference to Exhibit 10.65 to Transition Report on Form 10-K/T filed with the Securities and Exchange Commission on September 11, 2012)

10.34	First Amendment to License Agreement, dated October 20, 2012, by and among Svelte Medical Systems, Inc., InspireMD, Inc. and InspireMD Ltd. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2012)

10.35	Exclusive Distribution Agreement, dated June 7, 2010, by and between InspireMD Ltd. and Tau Medical Supplies (incorporated by reference to Exhibit 10.68 to Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 9, 2012)

10.36+	Second Amendment to the InspireMD, Inc. Amended and Restated 2011 UMBRELLA Option Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2012)

10.37+	Employment Agreement, dated January 3, 2013, by and between InspireMD, Inc. and Alan Milinazzo (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2013)

10.38+	Nonqualified Stock Option Agreement, dated January 3, 2013, by and between InspireMD, Inc. and Alan Milinazzo (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2013)

10.39+	Incentive Stock Option Agreement, dated January 3, 2013, by and between InspireMD, Inc. and Alan Milinazzo (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2013)

10.40+	Restricted Stock Award Agreement, dated January 3, 2013, by and between InspireMD, Inc. and Alan Milinazzo (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2013)

10.41	Form of $3.00 Warrant (incorporated by reference to Exhibit 10.76 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 9, 2013)

10.42	Letter Agreement, dated as of April 15, 2013, by and among InspireMD, Inc. and each holder of Senior Secured Convertible Debentures Due April 15, 2014 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2013)

10.43	Form of Amended $3.00 Warrant (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2013)

10.44+	First Amendment to Employment Agreement, dated April 24, 2013, by and between InspireMD, Inc. and Alan Milinazzo (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2013)

10.45+	First Amendment to Restricted Stock Award Agreement, dated April 24, 2013, by and between InspireMD, Inc. and Alan Milinazzo (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2013)

10.46	Master Service Agreement, dated May 31, 2013, by and between InspireMD Ltd. and Medpace, Inc. (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2013)

10.47	Second Amendment to License Agreement, dated August 22, 2013, by and among Svelte Medical Systems, Inc., InspireMD, Inc. and InspireMD Ltd. (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2013)

10.48	Loan and Security Agreement, dated October 23, 2013, by and among InspireMD, Inc., InspireM.D Ltd and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2013)

10.49	Fixed Charge Debenture, dated October 23, 2013, by and among InspireMD, Inc., Inspire M.D Ltd and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2013)

10.50	Floating Charge Debenture, dated October 23, 2013, by and among InspireMD, Inc., Inspire M.D Ltd and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2013)

10.51	Warrant Agreement, dated October 23, 2013, by and between InspireMD, Inc. and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2013)

10.52	Account Control Agreement, dated October 23, 2013, among InspireMD, Inc., Hercules Technology Growth Capital, Inc. and Bank Leumi USA (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2013)

10.53+	InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2013)

10.54*+	Nonqualified Stock Option Agreement, dated December 2, 2013, by and between InspireMD, Inc. and Rick Olson

10.55*+	Consulting Agreement, dated February 25, 2014, by and between InspireMD, Inc. and James Barry

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

23.1*	Consent of Kesselman & Kesselman, Certified Public Accountants

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Company’s Transitional Report on Form 10-K/T for the six months ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statement of Stockholders’ Equity and (vi) Notes to Consolidated Financial Statements

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

INSPIREMD, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE SIX MONTH PERIOD ENDED DECEMBER 31, 2013

INSPIREMD, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE SIX MONTH PERIOD ENDED DECEMBER 31, 2013

TABLE OF CONTENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2
CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Balance Sheets	F-3 - F-4
Consolidated Statements of Operations	F-5
Consolidated Statements of Changes in Equity	F-6
Consolidated Statements of Cash Flows	F-7
Notes to the Consolidated Financial Statements	F-8 - F-51

The amounts are stated in U.S. dollars in thousands

_______________

_________________________

_______________

report OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders of

InspireMD, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations changes in equity and cash flows present fairly, in all material respects, the financial positions of InspireMD , Inc. (the “Company”) and its subsidiaries at December 31, 2013, June 30, 2013 and 2012, and the results of their operations and their cash flows for 6 months period ended December 31, 2013 and for each of the two years in the period ended June 30, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

Tel-Aviv, Israel	Kesselman & Kesselman
Certified Public Accountants (Isr.)
A member firm of PricewaterhouseCoopers International Limited

INSPIREMD, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

	December 31,	June 30,
	2013	2013	2012
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$17,535	$14,820	$10,284
Restricted cash	93	93	37
Accounts receivable:
Trade	1,855	1,739	1,824
Other	387	388	264
Prepaid expenses	141	272	93
Inventory:
On hand	1,593	1,593	1,744
On consignment			63
Total current assets	21,604	18,905	14,309

PROPERTY, PLANT AND EQUIPMENT, net	652	550	462
NON-CURRENT ASSETS:
Deferred issuance costs	310		961
Fund in respect of employee rights upon retirement	434	406	282
Long term prepaid expenses	114
Royalties buyout	852	884
Total non-current assets	1,710	1,290	1,243
Total assets	$23,966	$20,745	$16,014

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

	December 31,	June 30,
	2013	2013	2012
LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	$1,623	$831	$441
Other	3,141	3,028	2,925
Advanced payment from customers	179	174	174
Current maturity of loan	1,181
Deferred revenues		10	10
Total current liabilities	6,124	4,043	3,550

LONG-TERM LIABILITIES:
Liability for employees rights upon retirement	610	600	354
Long term loan	8,593
Convertible loan			5,018
Contingently redeemable warrants			1,706
Total long-term liabilities	9,203	600	7,078

COMMITMENTS AND CONTINGENT LIABILITIES (Note 8)
Total liabilities	15,327	4,643	10,628

EQUITY:

Common stock, par value $0.0001 per share; 125,000,000 shares authorized; 33,983,346, 33,888,845 and 17,040,040 shares issued and outstanding at December 31, 2013 and June 30, 2013 and 2012, respectively	3	3	2
Additional paid-in capital	90,952	89,079	49,106
Accumulated deficit	(82,316)	(72,980)	(43,722)
Total equity	8,639	16,102	5,386
Total liabilities and equity	$23,966	$20,745	$16,014

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except per share data)

	6 month period ended December 31,	Year ended June 30,
	2013	2013	2012

REVENUES	$3,105	$4,873	$5,349
COST OF REVENUES	1,442	2,283	2,849
GROSS PROFIT	1,663	2,590	2,500
OPERATING EXPENSES:
Royalties buyout expenses		918
Other research and development expenses	3,315	4,156	3,988
Selling and marketing	2,647	3,616	2,174
General and administrative (including $1,417, $3,433 and $9,549 of share-based compensation for the six month period ended December 31, 2013 and the years ended June 30, 2013 and 2012, respectively)	4,528	8,973	13,883
Total operating expenses	10,490	17,663	20,045
LOSS FROM OPERATIONS	(8,827)	(15,073)	(17,545)
INTEREST EXPENSE	273	4,268	1,238
OTHER FINANCIAL EXPENSES, net	226	9,909	(1,200)
LOSS BEFORE TAX EXPENSES	(9,326)	(29,250)	(17,583)
TAX EXPENSES	10	8	14
NET LOSS	$(9,336)	$(29,258)	$(17,597)
NET LOSS PER SHARE - basic and diluted	$(0.27)	$(1.39)	$(1.04)
WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES USED IN COMPUTING NET LOSS PER SHARE - basic and diluted	33,963,901	20,995,887	16,707,599

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Ordinary shares
	Number of shares	Par value	Additional paid-in capital	Accumulated deficit	Total equity
		U.S. dollars in thousands
BALANCE AT JULY 1, 2011	16,046,290	$2	$33,283	$(26,125)	$7,160
CHANGES DURING 2012:
Net loss				(17,597)	(17,597)
Employee and non-employee share-based compensation expenses	748,446	*	10,554		10,554
Acquisition and cancellation of shares	(4,696)	*	(21)		(21)
Exercise of options by employee	250,000	*	1,500		1,500
Beneficial conversion feature of convertible loan			3,790		3,790
BALANCE AT JUNE 30, 2012	17,040,040	$2	$49,106	$(43,722)	$5,386
CHANGES DURING 2013:
Net loss				(29,258)	(29,258)
Employee and non-employee share-based compensation expenses			3,839		3,839
Issuance of shares - public offering, net of $2,121 issuance costs	12,500,000	1	22,879		22,880
Issuance of shares	1,168,515	*	3,238		3,238
Exercise of Warrants	195,652	*	962		962
Exercise of options by employees and non- employees	834,570	*	95		95
Shares of common stock used to satisfy tax withholding obligations	(9,506)	*	(27)		(27)
2013 Exchange agreement:
Induced conversion of convertible debt	2,159,574	*	8,105		8,105
Reclassification of 2012 warrants			314		314
Issuance of warrants			568		568
BALANCE AT JUNE 30, 2013	33,888,845	$3	$89,079	$(72,980)	$16,102
CHANGES DURING THE 6 MONTH PERIOD ENDED DECEMBER 31, 2013
Net loss				(9,336)	(9,336)
Issuance of shares	17,398	*	44		44
Issuance of warrants			280		280
Employee and non-employee share-based compensation expenses			1,549		1,549
Exercise of options by employees and non- employees	77,103	*			*
BALANCE AT DECEMBER 31, 2013	33,983,346	$3	$90,952	$(82,316)	$8,639

* Represents an amount less than $1

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	6 month period ended December 31,	Year ended June 30,
	2013	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,336)	$(29,258)	$(17,597)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	110	208	120
Change in liability for employees right upon retirement	69	246	72
Financial expenses (income)	358	13,397	(65)
Share-based compensation expenses	1,549	3,839	10,554
Gains on amounts funded in respect of employee rights upon retirement, net	(15)	(6)	(1)
Royalties buyout expenses		918
Changes in operating asset and liability items:
Decrease (increase) in prepaid expenses	17	(179)	(22)
Decrease (increase) in trade receivables	(116)	85	(1,210)
Decrease (increase) in other receivables	1	(124)	(93)
Decrease in inventory on consignment		63	19
Decrease (increase) in inventory on hand		151	(273)
Increase (decrease) in trade payables	737	390	(322)
Increase (decrease) in deferred revenues	(10)		10
Increase (decrease) in other payable and advance payment from customers	(163)	(30)	228
Net cash used in operating activities	(6,799)	(10,300)	(8,580)
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in restricted cash		(56)	306
Purchase of property, plant and equipment	(180)	(202)	(290)
Proceeds from sale of property, plant and equipment			12
Amounts funded in respect of employee rights upon retirement, net	(72)	(118)	(71)
Net cash used in investing activities	(252)	(376)	(43)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares, net of $2,121 issuance costs		22,880
Proceeds from issuance of convertible loan and warrants, net of $1,132 issuance costs			9,868
Exercise of options and warrants		1,057	1,500
Repayment of long term loan			(281)
Proceeds from long term loan and warrants, net of $237 issuance costs	9,763
Acquisition and cancellation of shares			(21)
Shares of common stock used to satisfy tax withholding obligations		(27)
Induced conversion of convertible debt		(8,787)
Net cash provided by financing activities	9,763	15,123	11,066
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	3	89	(229)
INCREASE IN CASH AND CASH EQUIVALENTS	2,715	4,536	2,214
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,820	10,284	8,070
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,535	$14,820	$10,284
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Taxes on income paid	$8	$78	$17
Interest paid	$111	$745	$225
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
Classification of contingently redeemable warrants from Long-term liability to equity		$314
Royalties buyout in consideration of shares and waiver		$930
Decrease in fund and liabilities in respect of employee rights upon retirement	$59
Deferred issuance costs	$90

In the year ended June 30, 2013, in connection with the Exchange and Amendment Agreement, the Company issued the debentures holders 2,159,574 shares of common stock and five year warrants to purchase 659,091 shares of common stock of the Company. See Note 6.

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1 - DESCRIPTION OF BUSINESS

InspireMD, Inc., a Delaware corporation (the “Company”), together with its subsidiaries, is a medical device company focused on the development and commercialization of its proprietary stent platform technology, MGuard™. MGuard provides embolic protection in stenting procedures by placing a micron mesh sleeve over a stent. The Company’s initial products are marketed for use in patients with acute coronary syndromes, notably acute myocardial infarction (heart attack) and saphenous vein graft coronary interventions (bypass surgery). The Company markets its products mainly through distributors in international markets, predominantly in Europe and Latin America.

The Company has successfully raised funds in the capital markets and through loans:

On April 16, 2013, the Company consummated an underwritten public offering, The aggregate net proceeds of the Offering to the Company were approximately $22.6 million, after the underwriters’ commissions and offering expenses (See Note 9).

On October 23, 2013 the Company entered into a Loan and Security Agreement and Warrant agreement in the aggregate net amount of $9.8 million (See note 6).

The Company has an accumulated deficit as well as a net loss and negative operating cash flows in the current year.  The Company anticipates that such losses will continue until its Mguard™ products reach commercial profitability.  Management of the Company presently anticipates that it has sufficient resources to fund operations through December 31, 2014. Management believes that the continued successful commercialization of the Mguard™ product line together with financing through the Company “At-the-Market” equity program ,see Note 9f, although there is no assurance such funds will be generated, should be sufficient to fund its current and planned operations into the second quarter of 2015.

If the Company is unable to successfully commercialize its MGuard™ products or obtain sufficient future financing from its "At-the-Market" equity program, the Company will be required to delay some of its planned research and development programs as well as curtail, discontinue or, in the extreme case, cease operations.

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

As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to inventory write-off, royalty buyout, legal contingencies and estimation of the fair value of warrants.

c.	Functional currency

The currency of the primary economic environment in which the operations of the Company and its subsidiaries are conducted is the U.S. dollar (“$” or “dollar”). Accordingly, the functional currency of the Company and its subsidiaries is the U.S. dollar.

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

g.	Concentration of credit risk and allowance for doubtful accounts

Financial instruments that may potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, which are deposited in major financially sound institutions in the U.S, Israel and Germany, and trade accounts receivable. The Company’s trade accounts receivable are derived from revenues earned from customers from various countries. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company also has a credit insurance policy for some of its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected ability to collect the accounts receivable. The Company reviews its allowance for doubtful accounts quarterly by assessing individual accounts receivable and all other balances based on historical collection experience and an economic risk assessment. If the Company determines that a specific customer is unable to meet its financial obligations to the Company, the Company provides an allowance for credit losses to reduce the receivable to the amount management reasonably believes will be collected, which is netted against "Accounts receivable Trade".

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

The Company tests long-lived intangible and tangible assets, for impairment, whenever events or circumstances present an indication of impairment. If the sum of expected future cash flows (undiscounted and without interest charges) of the long-lived assets is less than the carrying amount of such assets, an impairment would be recognized and the assets would be written down to their estimated fair values, based on expected future discounted cash flows.

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

As of December 31, 2013, June 30, 2013 and June 30, 2012, there were no deferred revenues related to sales for which the rate of return could not be reliably estimated.

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

In addition, certain share-based awards of the Company are performance based and dependent upon achieving certain goals. With respect to these awards, the Company estimates the expected pre-vesting award probability that the performance conditions will be achieved. The Company only recognizes expense for those shares that are expected to vest.

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

Costs related to advertising and promotion of products are charged to sales and marketing expense as incurred. Advertising expenses were approximately $0.8 million for the six month period ended December 31, 2013 and $1.1 million and $0.6 million for the years ended June 30, 2013 and 2012, respectively.

q.	Net loss per share

Basic and diluted net loss per share is computed by dividing the net loss for the year by the weighted average number of shares of common stock outstanding during the year. The calculation of diluted net loss per share excludes potential share issuances of common stock upon the exercise of share options, warrants and convertible loans, as the effect is anti-dilutive.

For the six month period ended December 31, 2013, as well as the years ended June 30, 2013 and 2012, all shares of common stock underlying outstanding options, warrants, convertible loans and restricted stock have been excluded from the calculation of the diluted loss per share since their effect was anti-dilutive. The total number of share of common stock related to outstanding options and warrants and restricted stock excluded from the calculations of diluted loss per share were 8,431,252 for the six month period ended December 31, 2013, and 8,006,837 and 8,117,577 for the years ended June 30, 2013 and 2012, respectively.

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

Put warrants that embody an obligation to repurchase the Company’s equity shares, or are indexed to such an obligation, and that require or may require the Company to settle the obligation by transferring assets are within the scope of Accounting Standards Codification (“ASC”) 480-10-25-8, and are recognized as a liability and measured at fair value at each reporting date, with changes in fair value recorded in earnings. See Note 6.

u.	Beneficial conversion feature (“BCF”)

When the Company issues convertible debt, if the stock price is greater than the effective conversion price (after allocation of the total proceeds) on the measurement date, the conversion feature is considered "beneficial" to the holder. If there is no contingency, this difference is treated as issued equity and reduces the carrying value of the host debt; the discount is accreted as deemed interest on the debt. See Note 6.

v.	Embedded derivatives

Embedded derivatives in debt contracts that are not clearly and closely related to the host debt are bifurcated and accounted for separately. Those embedded derivatives are measured at fair value each reporting date, with changes in fair value recorded in earnings. See Note 6.

w.	Allocation of issuance proceeds

When debt is issued with other components that are subsequently measured at fair value, the proceeds are allocated first to such components (such as warrants and embedded derivatives in the debt that require bifurcation at their fair values) then the residual amount of the proceeds to the debt. When other components are classified in equity, the proceeds are allocated based on relative fair values. See Note 6.

NOTE 3 - FAIR VALUE MEASURMENT

Items Measured at Fair Value on a Recurring Basis

a.	The following table summarizes the balances for those financial liabilities where fair value measurements are estimated utilizing Level 2 and Level 3 inputs:

	Level	December 31, 2013	June 30, 2013	June 30, 2012
		($ in thousands)
Anti- Dilution Rights	3	$156	$	$
2012 Warrants at fair value	2				1,706
Embedded derivative	3				49
		$156			$1,755

The Company values Level 3 Anti- Dilution Rights using an internally developed valuation model, whose inputs include potential equity transactions (such as fund raising and share based awards), probability of completing successful fund raising during the relevant period and stock prices.

In connection with the classification of the 2012 Warrants (as defined in Note 6) to equity, see Note 6.

b.	The following tables summarize the activity for those financial liabilities where fair value measurements are estimated utilizing Level 3 inputs:

	Anti-Dilution Rights	Embedded Derivative
	($ in thousands)

Balance as of July 1, 2011	$-	$-
Issuances		8
Total losses (gains) (realized and unrealized) - included in earnings - Financial expenses (income), net		41
Balance as of June 30, 2012	$-	$49
Total losses (gains) (realized and unrealized) - included in earnings - Financial expenses (income), net	1,475	(19)
Settlement by issuance shares	(1,475)	-
Conversion of convertible debt		(30)
Balance as of June 30, 2013
Total losses (gains) (realized and unrealized) - included in earnings - Financial expenses (income), net	200
Settlement by issuance shares	(44)
Balance as of December 31, 2013	$156	$-

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

The carrying amounts of financial instruments included in working capital approximate their fair value either because these amounts are presented at fair value or due to the relatively short-term maturities of such instruments. The carrying amount of the Company’s other financial long-term assets and other financial long-term liabilities (other than the debentures) approximate their fair value. The fair value of the Loan (as defined in Note 6) approximated its carrying amount.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

a.	Composition of assets, grouped by major classifications, is as follows:

	December 31,	June 30,
	2013	2013	2012
	($ in thousands)
Cost:
Computer equipment	$199	$167	$142
Office furniture and equipment	90	90	83
Machinery and equipment	891	786	598
Leasehold improvements	184	141	111
	1,364	1,184	934
Less - accumulated depreciation and amortization	(712)	(634)	(472)

Net carrying amount	$652	$550	$462

b.	Depreciation and amortization expenses totaled approximately $78,000 for the six month period ended December 31, 2013 and approximately $162,000 and $120,000 for the years ended June 30, 2013 and 2012, respectively.

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

The severance pay liability of the Company for the rest of its employees, which reflects the undiscounted amount of the liability, is based upon the number of years of service and the latest monthly salary. The severance pay liability is partly covered by insurance policies and by regular deposits with recognized severance payment funds. The Company may only withdraw funds previously deposited for savings in connection with the payment of severance. The severance pay expenses were approximately $139,000 for the six month period ended December 31, 2013 and $311,000 and $177,000 for the years ended June 30, 2013 and 2012, respectively.

Defined contribution plan expenses were approximately $168,000 for the six month period ended December 31, 2013 and $208,000 and $206,000 for the years ended June 30, 2013 and 2012, respectively. Gain on amounts funded with respect to employee rights upon retirement totaled to approximately $15,000 for the six month period ended December 31, 2013 and $6,000 and $1,000 for the years ended June 30, 2013 and 2012, respectively.

The Company expects contribution plan expenses in 2014 to be approximately $335,000.

NOTE 6 – LOANS

I.	2012 Convertible Loan

On April 5, 2012, the Company issued senior secured convertible debentures (the “2012 Convertible Debentures”) due April 5, 2014 in the original aggregate principal amount of $11,702,128 and five-year warrants (the “2012 Warrants”) to purchase an aggregate of 835,866 shares of its common stock at an exercise price of $7.20 per share in a private placement transaction in exchange for aggregate gross proceeds of approximately $11 million. The 2012 Convertible Debentures beared interest at an annual rate of 8% (payable quarterly beginning on July 1, 2012) and were convertible at any time into shares of common stock at an initial conversion price of $7.00 per share.

The relevant features of the 2012 Convertible Debentures and 2012 Warrants at the time of issuance are summarized below:

a.	2012 Convertible Debentures

1.	Conversion and contingent conversion

The 2012 Convertible Debentures, including accrued interest on such 2012 Convertible Debentures, were convertible at any time, in whole or part, at the option of the holders into shares of common stock at an initial conversion price of $7.00 per share, subject to adjustment for stock splits, fundamental transactions or similar events and an additional conversion adjustment described below.

The number of conversion shares issuable upon a conversion was determined by the quotient obtained by dividing (x) the sum of (a) the outstanding principal amount to be converted, (b) at the option of the holder, a portion or all of any accrued and unpaid interest to be converted and (c) the conversion adjustment amount by (y) the conversion price.

The “conversion adjustment amount” was calculated by multiplying the principal amount being converted by a fraction, the numerator of which is (a) the number of days elapsed from the original issue date multiplied by (b) .021917808; and the denominator of which is 100. The maximum number of days elapsed to be used in calculating the conversion adjustment amount was not permitted to be greater than 548 days regardless of the actual number of days elapsed from the original issue date.

The Company had the right to force conversion of the 2012 Convertible Debentures if the closing bid price of the Company’s common stock equaled or exceeded 165% of the conversion price for twenty consecutive trading days, the minimum daily trading volume for such period was $1,100,000, all of the shares of the common stock underlying the 2012 Convertible Debentures during such period were either registered for resale with the Securities and Exchange Commission or eligible for resale pursuant to Rule 144 and there was no event of default or existing event which, with the passage of time or the giving of notice, would have constituted an event of default existed during such period.

The 2012 Convertible Debentures contained certain limitations on conversion. No conversion by a holder was permitted if, after giving effect to the conversion, such holder would have beneficially owned in excess of 4.99% of the Company’s outstanding shares of common stock. This percentage could have been increased to a percentage not to exceed 9.99%, at the option of such holder, except any increase would not have been effective until 61 days’ following notice to the Company.

The 2012 Convertible Debentures impose penalties on the Company for any failure to timely deliver any shares of its common stock issuable upon conversion.

2.	Events of default and holder’s contingent redemption option

If there was an event of default as stipulated in the agreement, then by election of the holders holding at least 60% of the 2012 Convertible Debentures, the Company was required to redeem all of the 2012 Convertible Debentures in cash for 112% of the outstanding principal, together with all unpaid and accrued interest, all interest that would have been payable through the maturity date and any other amounts due under the 2012 Convertible Debentures (such amount, the “Mandatory Default Amount”). The Mandatory Default Amount was to accrue interest at a rate of 24% per annum commencing on the fifth calendar date following the relevant event of default.

3.	Holder’s noncontingent redemption option

Commencing 18 months following the original issuance date of the 2012 Convertible Debentures, the holders had the right to require the Company to redeem all or a portion of the 2012 Convertible Debentures, for a price equal to 112% of the amount of principal to be redeemed plus all accrued but unpaid interest and other amounts due under the 2012 Convertible Debentures.

4.	Company’s noncontingent redemption option

Commencing 6 months following the original issuance date of the 2012 Convertible Debentures, the Company had the right to redeem all or a portion of the 2012 Convertible Debentures for a price equal to 112% of the amount of principal to be redeemed plus all accrued but unpaid interest and other amounts due under the 2012 Convertible Debentures.

5.	Covenants

The 2012 Convertible Debentures contained certain covenants which prohibited or limited the Company’s and its subsidiaries ability to, among other things:

•	pay cash dividends to its stockholders;
•	redeem, repurchase or otherwise acquire more than a de minimis number of shares of its common stock or common stock equivalents;
•	incur additional indebtedness;
•	permit liens on assets or conduct sales of assets;
•	effectuate stock splits until April 5, 2013, except in connection with an initial listing on a national securities exchange or to meet the continued listing requirements of such exchange;
•	cease making public filings under the Securities Exchange Act of 1934, as amended;
•	engage in transactions with affiliates; and
•	amend its charter documents in a way that would materially and adversely affect any holder of the 2012 Convertible Debentures.

6.	Pro rata distributions

If the Company, at any time while the 2012 Convertible Debentures were outstanding, distributed to all holders of common stock evidences of its indebtedness or assets (including cash and cash dividends) or rights or warrants to subscribe for or purchase any security other than the common stock, then, upon any conversion of the 2012 Convertible Debentures, the holder would have been entitled to receive such distribution to the same extent that the holder would have if the holder had held the number of conversion shares issued upon such conversion of the 2012 Convertible Debentures immediately before the date on which a record was taken for such distribution, or, if no such record was taken, the date as of which the record holders of shares of common stock were determined for the participation in such distribution.

b.	2012 Warrants

1.	Exercisability

The 2012 Warrants, upon issuance were immediately exercisable and, in the aggregate, entitle the holders to purchase up to 835,866 shares of common stock. The 2012 Warrants had an initial exercise price of $7.20 per share payable in cash. The 2012 Warrants would have expired on April 5, 2017.

Similar to the 2012 Convertible Debentures, the 2012 Warrants also contained limitations on exercise that would cause the holder to beneficially own in excess of 4.99% or 9.99% of the Company’s outstanding common stock.

2.	Anti-dilution protection

The exercise price of the 2012 Warrants and the number of shares issuable upon exercise of the 2012 Warrants were subject to adjustments for stock splits, combinations or similar events.

3.	“Most favored nation”

The 2012 Warrants were also subject to an adjustment pursuant to which, in the event that the Company issues or was deemed to have issued certain securities with terms that are superior to those of the 2012 Warrants, except with respect to exercise price and warrant coverage, the superior terms would have automatically been incorporated into the 2012 Warrants (a "Most Favored Nation Adjustment").

4.	Contingent holder redemption option

Upon the occurrence of a transaction involving a change of control that was (i) an all cash transaction, (ii) a “Rule 13e-3 transaction” as defined in Rule 13e-3 under the Securities Exchange Act of 1934, as amended, or (iii) involving a person or entity not traded on a national securities exchange, the holders of the 2012 Warrants had the right, among others, to have the 2012 Warrants repurchased for a purchase price in cash equal to the Black-Scholes value of the then unexercised portion of the 2012 Warrants.

5.	Pro rata distributions

Similar to the 2012 Convertible Debentures, the 2012 Warrants allowed exercising holders to participate in pro rata distributions.

6.	Public information failure

If the Company failed for any reason to satisfy the current public information requirement under Rule 144(c) then, in addition to any other remedies available to the holders, the Company was required to pay to the holders, in cash, partial liquidated damages as set forth in the agreement.

c.	Transaction costs

In connection with the Transaction, the Company paid issuance costs, including placement agent and legal fees, of approximately $1,200,000, and issued five-year warrants (“2012 Placement Agents Warrants”) to purchase 78,078 shares of the Company’s common stock at an exercise price of $7.20 per share to the placement agent.

d.	Accounting treatment

1.	2012 Warrants

The Company determined, based on the provisions of ASC 480-10-25-8, that equity classification of the 2012 Warrants was precluded because of the redeemable option of the holders in the event of a change in control (in certain conditions), which is an event that is not within the Company’s control. Accordingly, the 2012 Warrants were classified as a liability in the consolidated balance sheets at June 30, 2012 and measured at fair value at each reporting period. The fair value of the 2012 Warrants as estimated using the Black-Scholes valuation model. See Note 2t.

In calculating the fair value of the 2012 Warrants (including the 2012 Placement Agents Warrants) on the transaction date and at June 30, 2012, the Company used the following assumptions: expected term of 5 and 4.76 years, respectively; expected volatility of 66.1% and 69.6%, respectively; risk-free interest rate of 1.01% and 0.72%, respectively; and dividend yield of 0%.

As of the closing day of the Exchange Agreement (see also Note 6) the Company recalculated the fair value of the 2012 Warrants by using the following assumptions: expected term of 3.79-4 years, expected volatility of 63.5%-64.7%, risk-free interest rate of 0.52%-0.78% and dividend yield of 0%.

2.	2012 Convertible Debentures

In accordance with ASC 470-20, “Debt with Conversion and Other Options,” the Company determined that a BCF existed at the issuance date of the 2012 Convertible Debentures. The BCF amounting to approximately $3,790,000 was recorded in equity.

In addition, the Company analyzed the holders’ contingent redemption option based on the guidance stipulated in Topic 815, and concluded that the holders’ contingent redemption option is not clearly and closely related to the debt host contract. Thus, the Company bifurcated and accounted for it separately as an embedded derivative and classified it, together with the 2012 Convertible Debentures, in its statement of financial position. This embedded derivative was measured at fair value at each reporting period. The fair value of the embedded derivative is estimated using the binominal valuation model.

In addition, the Company analyzed the holders’ noncontingent redemption option and determined that the prepayment options were clearly and closely related to the debt host contract and should not have been bifurcated from the 2012 Convertible Debentures.

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

The 2012 Convertible Debentures were subsequently measured at amortized cost on the basis of the effective interest method over the loan period until the maturity date.

3.	Transaction costs

Direct transaction costs of approximately $1,394,000, which included the placement agents fees and the 2012 Placement Agents Warrants valued at approximately $262,000 as of the transaction date, as well as other issuance costs, were allocated to the various instruments associated with the 2012 Convertible Debentures pro-rata to the amount such instruments were recorded as of the transaction date. The amounts that were allocated to the 2012 Warrants at fair value and embedded derivative were recorded in “Financial expenses” and the remainder amounting to approximately $1,037,000 was recorded as “Deferred debt issuance costs” in the consolidated balance sheets and amortized over the loan period using the effective interest method until the maturity date.

4.	Exchange and amendment agreement

On April 9, 2013, the Company, entered into an exchange and amendment agreement with the holders of the Company’s 2012 Convertible Debentures due April 5, 2014 and as subsequently amended on April 15, 2013 (the “Exchange Agreement”). Simultaneously with the closing of the Offering (as defined in Note 9a), the Company consummated the transactions under the Exchange Agreement on April 16, 2013 (the "Closing Day"). Pursuant the Exchange Agreement and in full satisfaction of the Company’s obligations under the 2012 Convertible Debentures, the Company:

•	repaid $8,787,234 in cash;

•	issued 2,159,574 shares of common stock to the holders of the 2012 Convertible Debentures, reflecting a conversion price of $2.00 per share for the remaining unpaid portion of the 2012 Convertible Debentures;

•	issued five year warrants to the holders of the 2012 Convertible Debentures to purchase an aggregate of 659,091 shares of common stock for $3.00 per share (“$3.00 Warrants”);

In accordance with the provisions of ASC 470-20, the terms of the Exchange Agreement were considered to be an induced conversion and the retirement of the 2012 Convertible Debentures was accounted for as if the 2012 Convertible Debentures had been converted according to their original conversion price of $7 valued at $3,538,723. This value was compared to the fair value of the consideration paid to the holders of the 2012 Convertible Debentures, including the 2,159,574 shares issued (which reflected a conversion price of $2.00 per share) that were valued at $4,081,595, the $8,787,234 of cash paid to the holders of the 2012 Convertible Debentures and the $3.00 Warrants valued at $568,098. As a result, the Company incurred approximately $9.9 million of expenses in connection with the Exchange Agreement which were recorded in "Financial expenses (income), net" within the consolidated statements of operations.

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

In addition, pursuant to the Exchange Agreement, the Company:

•	amended the securities purchase agreement pursuant to which the 2012 Convertible Debentures were originally issued to prohibit the Company from issuing securities containing anti-dilution protective provisions; and

•	amended the 2012 Warrants to (i) eliminate the Most Favored Nation Adjustment and (ii) provide that upon a fundamental transaction, the holders of such warrants will now have the right to cause the Company to repurchase the unexercised portion of such warrants at their Black-Scholes value on the date of such fundamental transaction, payable in shares of common stock, rather than in cash as was previously provided.

The Company determined, based on the provisions of ASC 480-10-25-8, that following the amendment to the 2012 Warrants described above, equity classification is no longer precluded and accordingly, the 2012 Warrants valued at approximately $314,000 as of the Closing Day of the Exchange Agreement were classified from a liability to equity in the consolidated balance sheets.

II.	2013 Security and Loan Agreement

a.	Loan and Security Agreement

On October 23, 2013, the Company and InspireMD Ltd. entered into a Loan and Security Agreement (the “Loan and Security Agreement”), pursuant to which a lender made a term loan to the Company and InspireMD Ltd. in the aggregate amount of $10 million (the “Loan”). The annual interest rate on the Loan is prime plus 4%, but shall not be reduced below 10.5%. Payments under the Loan and Security Agreement are for the interest portion only for 9 months, followed by 30 monthly payments of principal and interest through the scheduled maturity date on February 1, 2017. The Company and InspireMD Ltd.’s obligations under the Loan and Security Agreement are secured by a grant of a security interest in all of the Company’s and InspireMD Ltd.’s assets (other than their intellectual property).

The Company is permitted to prepay all or a portion of the Loan. However, any prepayments of the Loan will be subject to a penalty of (i) 2%, if the prepayment occurs within 12 months of the Loan being requested by the Company and InspireMD Ltd. (the “Advance Date”), (ii) 1%, if the prepayment occurs between 12 and 24 months after the Advance Date, and (iii) 0.5%, if the prepayment occurs more than 24 months after the Advance Date. The Company and InspireMD Ltd. will also pay the lender an aggregate end of term charge (the “End of Term Charge”) of $500,000 when the Loan is paid in full or matures. In addition, upon the occurrence of a change in control, the Company shall prepay the outstanding amount of all principal and accrued interest through the prepayment date and all unpaid lender’s fees and expenses accrued to the date of the repayment (including the End of Term Charge) together with the penalties stated above.

b.	Warrant Agreement

On October 23, 2013, in connection with the Loan and Security Agreement, the Company issued the lender a warrant to purchase 168,351 shares of common stock at a per share exercise price of $2.97 (the “ 2013 Warrant”). The Warrant is immediately exercisable and has a five year term. The 2013 Warrant may also be exercised on a cashless basis. The exercise price of the 2013 Warrant and the number of shares issuable upon exercise of the Warrant are subject to adjustments for stock splits, combinations or similar events.

Upon the occurrence of a transaction involving a change of control of the Company in which the consideration is either all cash or securities that are either registered for sale on an exchange or quotation system or otherwise unrestricted, the Warrant, to the extent not previously exercised, may be exchanged, at the holder’s request, for the consideration, to be paid by the acquirer, that the holder would have received, less the exercise price, had the holder exercised the Warrant immediately prior to the change of control. For all other changes of control of the Company, the 2013 Warrant will be assumed by the successor or surviving entity with similar rights to the 2013 Warrant as if it had been exercised immediately prior to the change of control.

c.	Security Documents

On October 23, 2013, InspireMD Ltd. issued the lender a Fixed Charge Debenture and a Floating Charge Debenture (collectively, the “Israeli Security Agreements”) in order to create a security interest in all the assets and property of InspireMD Ltd., securing the Company’s and InspireMD Ltd.’s obligations under the Loan and Security Agreement. In addition, on October 23, 2013 and November 8, 2013, the Company entered into Deposit Account Control Agreements with the lender and two banking institutions in the US (the “Deposit Account Control Agreements”) in order to perfect the lender’s security interest in the Company’s bank account. Pursuant to the Loan and Security Agreement, the Israeli Security Agreements and the Deposit Account Control Agreement, the Company’s obligations to the lender are secured by a first priority perfected security interest in all of the assets and properties of the Company and InspireMD Ltd., other than the intellectual property of the Company and InspireMD Ltd.

The Company is required under the Loan and Security Agreement to maintain at all times in the bank accounts under the Deposit Account Control Agreements, cash and cash equivalents, in each case unrestricted and unencumbered, in an aggregate amount of at least the lesser of (a) an amount equal to one hundred percent (100.0%) of the then outstanding principal amount of the Loan and (b) an amount equal to seventy-five percent (75.0%) of the aggregate amount of all of the Company’s worldwide cash and cash equivalents

d.	Accounting treatment

The Company evaluated whether the 2013 Warrants can be classified as equity and determined that equity classification is appropriate. Accordingly, proceeds from the Loan and 2013 Warrant were allocated to the two elements based on the relative fair value. The portion of the proceeds so allocated to the 2013 Warrant, of approximately $280,000 was recorded in additional paid-in capital. The portion of the proceeds so allocated to the Loan, of approximately $9.7 million (before deduction of approximately $237,000 of issuance costs) was recorded in long term liabilities.

The Loan was subsequently measured at amortized cost on the basis of the effective interest method over the loan period until the maturity date.

Direct transactions costs of approximately $237,000, were allocated to the Loan and the Warrants pro-rata to the amount such instruments were recorded as of the transaction date. The amounts that were allocated to the Warrants were deducted from the Warrants and the amount related to the Loan was recorded as "Deferred issuance costs" in the consolidated balance sheets and is amortized over the loan period using the effective interest method until the maturity date.

The Company has evaluated and concluded that the Prepayment options and the prepayment under an event of Change in control are clearly and closely related to the debt host contract and thus should not be bifurcated from the debt host.

In addition the Company evaluated whether the default interest mechanism, as defined in the Loan and Security Agreement, results in an interest rate derivative that should be bifurcated and determined that based on the provisions of ASC 815-15-25-1, an interest rate derivative should not be bifurcated.

As of December 31, 2013, the future principal payments obligation for the Loan were as follows:

($ in thousands)
Year Ended December 31:
2014	$1,181
2015	3,809
2016	4,234
2017	776
$10,000

NOTE 7 - RELATED PARTIES TRANSACTIONS

a.	In January 2009, InspireMD Ltd. signed a sub-lease agreement with a company controlled by a former officer and director, for a period of 12.5 months, for a monthly rent payment of approximately $1,000. In 2010, the rent period was extended for an additional year, and the rent payments increased by 10%. In 2011, the rent period was extended for an additional year, through February 2012. The sub-lease agreement was not renewed.

b.	Prior to December 1, 2011, the Company’s CEO and president were treated as consultants. At the request of the compensation committee, the Company’s CEO and president at the time agreed, effective as of December 1, 2011, to be treated as employees for purposes of paying their salary and benefits, rather than as consultants under their consulting agreements. In addition, the Company’s CEO and president agreed to formally terminate their consulting agreement upon the execution of an employment agreement with the Company on substantially the same terms as their consultancy agreements. A new employment agreement, however, was never executed with either party.

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

c.	On January 3, 2013 and in connection with the Former CEO’s resignation, the Company appointed a new CEO.

In connection with the appointment of the CEO, the Company entered into an Employment Agreement (the “Employment Agreement”) with the CEO. Under the Employment Agreement, the CEO is entitled to an annual base salary of at least $450,000. The CEO is also eligible to receive an annual bonus of at least $275,000 upon the achievement of reasonable target objectives and performance goals, to be determined by the board of directors (see Note 14). In accordance with the Employment Agreement, on January 3, 2013, the Company granted the new CEO a nonqualified stock option to purchase 525,927 shares of the Company’s common stock, made pursuant to a Nonqualified Stock Option Agreement, an incentive stock option to purchase 74,073 shares of the Company’s common stock, made pursuant to an Incentive Stock Option Agreement, and 400,000 shares of restricted stock, which are subject to forfeiture until the vesting of such shares, made pursuant to a Restricted Stock Award Agreement (the “Restricted Stock Agreement”). The options have an exercise price of $4.05, which was the fair market value of the Company’s common stock on the date of grant. Both the options and the restricted stock were originally subject to a three-year vesting period subject to the CEO's continued service with the Company, with one-thirty-sixth (1/36th) of such awards vesting each month. See Note 9b(13).

On April 24, 2013, the Company and the CEO amended each of (i) Employment Agreement and (ii) Restricted Stock Award Agreement in order to change the vesting of the restricted stock awarded to the CEO thereunder from monthly vesting to annual vesting.

The CEO has an option to deliver a number of shares with an aggregate fair market value that equals or exceeds (to avoid the issuance of fractional shares) the required tax withholding payment resulted from the vesting of the restricted stock or from the exercise of the options. As of December 31, 2013, 9,506 shares were withheld by the Company to satisfy tax withholding obligations. The payment, amounting to $27,685, was deducted from equity.

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

On January 29, 2014, the Company’s board of directors approved an annual bonus for 2013 to the CEO in the amount of $275,000 and granted the CEO options to purchase 399,675 shares of the Company’s common stock as well as 182,725 restricted shares, See Note 14.

d.	A director of the Company was granted 125,000 options to purchase shares of the Company’s common stock in the six month period ended December 31, 2013. See Note 9b.

f	Balances with related parties:

	December 31,	June 30,
	2013	2013	2012
	($ in thousands)
Current liabilities:
Trade payable		$22
Other accounts payable	$355	$250	$45

g.	Transactions with related parties:

	6 month period ended December 31,	Year ended June 30,
	2013	2013	2012
	($ in thousands)
Expenses:
Share-based compensation	$1,293	$2,973	$9,517
Salaries and related expenses	557	531	305
Consulting fees	82	400	393
Rent income			(21)

NOTE 8 - COMMITMENTS AND CONTINGENT LIABILITIES

a.	Lease commitments:

1)	On December 13, 2011, the Company entered into a lease agreement for a facility in Israel, which expires in December 2014. The Company has the option, under the agreement, to extend the agreement for two additional two year periods, for a total of four years.

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

In January 2013, the Company entered into a lease agreement for its facilities in the U.S which expires in January 2014.

In December 2013, the Company entered into a lease agreement for its new facilities in the U.S which expires in February 2018. The Company has the right to terminate the lease agreement at the end of the third lease year upon 9 months prior written notice, as stipulated in the agreement.

Rent expense included in the consolidated statements of operations totaled approximately $180,000 for the six month period ended December 31, 2013 and approximately $383,000 and $220,000 for the years ended June 30, 2013 and 2012, respectively.

As of December 31, 2013, the aggregate future minimum lease obligations for office rent under non-cancelable operating lease agreements were as follows:

($ in thousands)
Year Ended December 31:
2014	$385
2015	103
2016	106
2017	91
$685

2)	The Company leases its motor vehicles under operating lease agreements. As of December 31, 2013, the aggregate non-cancelable future minimum lease obligations for motor vehicles were approximately $43,000.

b.	License Agreement:

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

On October 20, 2012, the Company, InspireMD Ltd. and the licensor entered into an amendment (the "First Amendment") to License Agreement, which amended the license agreement described above. Pursuant to the First Amendment, amongst other things, the licensor agreed to reduce the royalty owed with respect to sales of MGuard Prime to 2.9% of all net sales both inside and outside the U.S. in exchange for (i) InspireMD Ltd. waiving $85,000 in regulatory fees for the CE Mark that were owed by the licensor to InspireMD Ltd., (ii) InspireMD Ltd. making full payment of royalties in the amount of $205,587 due to the licensor as of September 30, 2012 and (iii) 215,000 shares of the Company’s common stock, that were valued at the closing price of the common stock on October 19, 2012 at $8.20 per share. The total amount paid to the licensor was valued at $1,848,000, inclusive of the shares issued as well as the $85,000 waiver, and was allocated as follows: approximately $930,000 was allocated to royalties’ buyout and approximately $918,000 was allocated to “research and development” expenses based on the MGuard Prime registration status in the various territories. The royalties’ buyout amortization is calculated using the economic pattern of the Company’s estimated future revenues over the estimated useful life of the royalties’ buyout. The amortization is recorded in “Cost of Revenues” in the consolidated statements of operations.

On August 22, 2013, the Company, InspireMD Ltd. and the Licensor entered into an amendment to the License Agreement (the “Second Amendment”), pursuant to which the Company and the Licensor agreed to amend the royalty fee from 2.9% of all net sales during the term of the agreement to (i) 2% of the first $10.56 million of net sales from July 1, 2013 through June 30, 2015, provided that the Company makes an advance royalty payment of $192,000 on the date of the amendment, (ii) 2.5% of net sales in excess of $10.56 million from July 1, 2013 through June 30, 2015, payable within 45 days of June 30, 2015, and (iii) 2.9% of all net sales beginning on July 1, 2015. The above referenced advance royalty payment has been included in long term prepaid expenses for the six month period ended December 31, 2013.

Royalties accrued for these sales are included in “Accounts payable and accruals –Other” as of June 30, 2013 and 2012, respectively. Royalties expenses for the six month period ended December 31, 2013 amounted to approximately $38,000, and for the years ended June 30, 2013 and 2012 amounted to approximately $132,000 and $201,000, respectively.

c.	Liens and pledges

1)	The Company’s obligations under the Loan and Security Agreement (as defined in Note 6) were secured by the Israeli Security Agreements (as defined in Note 6) and the Deposit Account Control Agreements (as defined in Note 6) on all of the assets and properties of the Company and InspireMD Ltd., other than the intellectual property of the Company and InspireMD Ltd.

2)	As of December 31, 2013, the Company had fixed liens amounting to $93,000 to Bank Mizrahi in connection with the Company’s credit cards.

d.	Litigation:

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

NOTE 9 – EQUITY

a.	Share capital

As of December 31, 2013, the Company has authorized 130,000,000 shares of capital stock, par value $0.0001 per share, of which 125,000,000 are shares of common stock and 5,000,000 are shares of “blank check” preferred stock.

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

Following the Offering, the Exchange Agreement and subsequent grants of securities, the Company issued the purchasers in its March 31, 2011 financing, or their assigns, an aggregate of 792,884 shares of common stock during the 2013 calendar year, pursuant to the terms of 2011 SPA that provided these investors with certain anti-dilution protections. The related expense has been recorded to “Financial expenses (income), net” within the consolidated statements of operations.

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

Pursuant to the current Section 102 of the Israeli Tax Ordinance, which came into effect on January 1, 2003, options may be granted through a trustee (i.e., Approved 102 Options) or not through a trustee (i.e., Unapproved 102 Options).

On December 21, 2012, the Company amended its Umbrella Plan to increase the total number of shares of common stock issuable under such plan by 1,250,000 shares and to permit the awarding of incentive stock options pursuant to the U.S. portion of the plan.

2.	On December 16, 2013, the board of directors and stockholders of the Company adopted and approved the InspireMD, Inc. 2013 Long-Term Incentive Plan (the “2013 Plan”). Under the 2013 Plan, the Company reserved 5,000,000 shares of common stock for awards to employees, officers, directors, consultants, and service providers.

The 2013 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly, in combination, or in tandem. The 2013 Plan is administered by the Company’s compensation committee.

3.	On July 11, 2011, the board of directors of the Company appointed Mr. Sol J. Barer as a new director (“Director A”), with a term expiring at the Company’s 2012 annual meeting of stockholders. In connection with his appointment, Director A was granted an option to purchase 250,000 shares of the Company’s common stock at an exercise price of $6.00 per share (the “$6.00 Option”). The $6.00 Option was exercisable immediately until September 30, 2011. In calculating the fair value of the $6.00 Option, the Company used the following assumptions: dividend yield of 0% and expected term of 0.11 years; expected volatility of 53%; and risk-free interest rate of 0.17%.

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

On November 16, 2011, the Company’s board of directors approved the appointment of Director A as the chairman of the board of directors. In connection with his appointment as chairman of the board of directors, the Company issued Director A 725,000 shares of common stock and an option to purchase 725,000 shares of common stock at an exercise price of $7.80 per share, the closing price of the common stock on the date of grant. The fair value of the granted shares is approximately $5.7 million and was recorded as an expense in the consolidated financial statements for the year ended June 30, 2012. In calculating the fair value of these awards, the Company used the following assumptions: dividend yield of 0% and expected term of 5.5 years; expected volatility of 61.6%; and risk-free interest rate of 1.07%. The awards have terms of 10 years from the date of grant, and the vesting terms are as follows: tranche A vests and become exercisable in twenty four equal monthly installments, tranches B and C vest and become exercisable upon meeting certain performance conditions. The fair value of the awards, using the Black-Scholes option-pricing model was approximately $3.1 million.

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

On April 11, 2013, the conditions of tranche B were met.

The conditions of tranche C were met in May 2013.

4.	On August 5, 2011 and effective August 8, 2011, the Board appointed another two new directors (“Director B” and “Director C”). Director B was appointed for a term expiring at the Company’s 2012 annual meeting of stockholders and Director C was appointed for a term expiring at the Company’s 2013 annual meeting of stockholders. In connection with their appointment, the directors were each granted an option to purchase shares of common stock at an exercise price of $7.80 per share, the closing price of the common stock on the date of grant (the “$7.80 Options”). The grant to Director B was for 25,000 shares and is subject to the terms and conditions of the 2011 US Equity Incentive Plan.

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

The fair value of the options granted to the above-mentioned new directors, using the Black-Scholes option-pricing model, was approximately $118,000.

5.	On August 5, 2011, options to purchase 81,161 shares of common stock were granted to former directors at a cash exercise price of $4.92 per share replacing options to purchase 81,161 shares of common stock held by former directors that expired during the second quarter of 2011. The options had terms of five years. In calculating the fair value of the options, the Company used the following assumptions: dividend yield of 0% and expected term of 3.5 years; expected volatility of 69%; and risk-free interest rate of 0.62%.

The fair value of the options granted to the former directors, using the Black-Scholes option-pricing model, was approximately $424,000.

6.	During 2011, the Company entered into investor relations consulting agreements with investor relations companies to provide investor relations services. Pursuant to the consulting agreements, in addition to monthly fees in a range of $3,000 to $16,500, the Company issued to the investor relations companies:

•	a one-year warrant to purchase 20,290 shares of common stock of the Company at an exercise price of $4.92 per share, valued at approximately $21,000;
•	12,500 restricted shares of the Company’s common stock, valued at approximately $62,000, and a five-year warrant to purchase 12,500 shares of common stock of the Company at an exercise price of $6.00 per share, valued at approximately $30,000; and
•	6,250 shares of the Company’s common stock, valued at $68,750.

The Company recorded share-based compensation expenses of $181,750 related to these issuances.

7.	On January 30, 2012, the Company appointed a new director (“Director D”) to its board of directors. In connection with his appointment, the Company issued Director D an option to purchase 25,000 shares of its common stock, which will vest one-third annually in 2013, 2014 and 2015 on the anniversary of the date of grant, provided that if he is (i) not reelected as a director at our 2014 annual meeting of stockholders, or (ii) not nominated for reelection as a director at our 2014 annual meeting of stockholders, the option vests and becomes exercisable on the date of such failure to be reelected or nominated.

In calculating the fair value of these options, the Company used the following assumptions: dividend yield of 0% and expected term of 5.5-6.5 years; expected volatility of 58%-60%; and risk-free interest rate of 1.01%-1.26%. The options have terms of 10 years from the date of grant, and the fair value of the options, using the Black-Scholes option-pricing model, was approximately $106,000.

8.	On June 18, 2012 the Company’s board of directors issued Directors A, B, C and D options to purchase 12,500 shares of common stock at an exercise price of $3.16 per share, the closing price of the common stock on the date of grant. In calculating the fair value of these options, the Company used the following assumptions: dividend yield of 0% and expected term of 5.5-6.5 years; expected volatility of 65%-66%; and risk-free interest rate of 0.78%-0.97%. The options have terms of 10 years from the date of grant, and become exercisable in three equal annual installments. The fair value of the options, using the Black-Scholes option-pricing model, was approximately $23,000 each.

9.	On August 1, 2012, the Company issued a consultant options with certain market conditions to purchase 50,000 shares of common stock at an exercise price of $4.72 per share, the closing price of the common stock on the date of grant.

As of December 31, 2013, the first and second tranches were fully vested. The third and fourth tranches expired on July 31, 2013.

10.	On August 27, 2012, the Company issued and extended options to purchase shares of common stock to a consultant who was an immediate family member of the Company’s CEO at the time. See Note 7b.

11.	On September 16, 2012, the Company appointed a new director (“Director E”) to its board of directors. In connection with his appointment, on September 21, 2012, the Company issued Director E an option to purchase 25,000 shares of its common stock at an exercise price of $9 per share, the closing price of the common stock on the date of grant.

In calculating the fair value of this option, the Company used the following assumptions: dividend yield of 0% and expected term of 5.5-6.5 years; expected volatility of 68.4%-69.3%; and risk-free interest rate of 0.8%-1.03%. The option has a term of 10 years from the date of grant and becomes exercisable in three equal annual installments. The fair value of the option, using the Black-Scholes option-pricing model, was approximately $137,000.

12.	On October 20, 2012, the Company issued 215,000 shares of common stock to pursuant to an agreement with a licensor. See Note 8b.

13.	On January 3, 2013, in connection with the appointment of the Company's current CEO, the Company granted the new CEO a nonqualified stock option to purchase 525,927 shares of the Company's common stock, made pursuant to a Nonqualified Stock Option Agreement, an incentive stock option to purchase 74,073 shares of the Company’s common stock, made pursuant to an Incentive Stock Option Agreement, and 400,000 shares of restricted stock, which are subject to forfeiture until the vesting of such shares, made pursuant to a Restricted Stock Award Agreement. See Note 7.

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

On April 25, 2013, the Company granted to the CEO (i) options to purchase 297,447 shares of common stock, with an exercise price of $2.05 per share (the “April Option Grant”) and (ii) 179,866 restricted shares of common stock (the “April RS Grant”). The April Option Grant vests in three equal annual installments. The April RS Grant is subject to forfeiture until vested and vests in three equal annual installments. The fair value of the April RS Grant was approximately $369,000. In calculating the fair value of the above options the Company used the following assumptions: dividend yield of 0% and expected term of 5.5-6.5 years; expected volatility of 66.9%-68.2%; and risk-free interest rate of 0.82%-1.04%. The fair value of the above options, using the Black-Scholes option-pricing model, was approximately $368,000.

As of December 31, 2013, 9,506 restricted shares were withheld by the Company from the CEO upon certain vesting dates to satisfy tax withholding obligations. The payment of the withheld tax, amounting to $27,685 was deducted from equity. See Note 7.

14.	On February 7, 2013, the Company appointed a new director (“Director F”) to its board of directors. In connection with his appointment, the Company issued Director F an option to purchase 124,415 shares of its common stock at an exercise price of $3.40 per share, the closing price of the common stock on the date of grant

In calculating the fair value of this option, the Company used the following assumptions: dividend yield of 0% and expected term of 5.5-6.5 years; expected volatility of 66.8%-68.9%; and risk-free interest rate of 0.96%-1.21%. The option has terms of 10 years from the date of grant and becomes exercisable in three equal annual installments. The fair value of the options, using the Black-Scholes option-pricing model, was approximately $257,000.

15.	On April 16, 2013, the Company appointed a new Vice President of Corporate Development. In accordance with the appointment, on April 22, 2013, the Company granted the new Vice President of Corporate Development an option to purchase 150,000 shares of the Company’s common stock. The option has an exercise price of $1.97 per share, which was the fair market value of the Company’s common stock on the date of grant. The options are subject to a three-year vesting period with one-third of such awards vesting each year.

In calculating the fair value of the above options the Company used the following assumptions: dividend yield of 0% and expected term of 5.5-6.5 years; expected volatility of 66.9%-68.2%; and risk-free interest rate of 0.8%-1.02%.

The fair value of the above options, using the Black-Scholes option-pricing model, was approximately $178,000.

16.	On May 9, 2013, the Company granted options to purchase an aggregate of 400,000 shares of the Company’s common stock to certain of the Company’s independent directors. The options have an exercise price of $2.75 per share, which was the fair market value of the Company’s common stock on the date of grant. The options are subject to a three-year vesting period with one-third of such awards vesting each year. In calculating the fair value of the above options the Company used the following assumptions: dividend yield of 0% and expected term of 5.5-6.5 years; expected volatility of 68.1%-69.2%; and risk-free interest rate of 0.86%-1.09%.

The fair value of the above options, using the Black-Scholes option-pricing model, was approximately $672,000.

17.	During the six month period ended December 31, 2013, the Company granted stock options to employees and directors to purchase a total of 430,000 shares of the Company’s common stock. The options have exercise prices ranging from $2.12-$2.75 per share, which were the fair market value of the Company’s common stock on the date of each respective grant. The options are subject to a three-year vesting period with one-third of such awards vesting each year.

In calculating the fair value of the above options the Company used the following assumptions: dividend yield of 0% and expected term of 5.5-6.5 years; expected volatility of 67.7%-68.7%; and risk-free interest rate of 1.55%-2.23%.

The fair value of the above options, using the Black-Scholes option-pricing model, was approximately $633,000.

18.	As of December 31, 2013, the Company had reserved 5,251,555 shares of common stock for issuance under the plans as described above.

19.	The following table summarizes information about warrants and share options to employees:

	6 month period ended		Year ended June 30,
	December 31, 2013		2013		2012
	Number of warrants and options	Weighted average exercise price	Number of warrants and options	Weighted average exercise price	Number of warrants and options	Weighted average exercise price
Outstanding - beginning of period	3,407,054	$4.71	2,321,083	$5.28	1,098,631	$3.60
Granted*	430,000	2.38	1,706,112	3.19	1,579,250	6.80
Forfeited	77,863	3.50	(194,729)	4.11	(106,799)	8.44
Exercised	71,016	0.001	(425,412)	0.001	(250,000)	6.00
Outstanding -end of period	3,688,175	$4.55	3,407,054	$4.71	2,321,083	$5.28
Exercisable at the end of the period	1,526,024	$6.55	1,316,979	$6.23	904,108	$3.04

*	Including 372,500 options with performance conditions in the year ended June 30, 2012.

The following table summarizes information about warrants and share options to non-employees:

	6 month period ended		Year ended June 30,
	December 31, 2013		2013		2012
	Number of warrants and options	Weighted average exercise price	Number of warrants and options	Weighted average exercise price	Number of warrants and options	Weighted average exercise price
Outstanding - beginning of period	1,634,702	$4.57	2,123,943	$3.80	1,999,103	$3.60
Granted*			115,723	5.09	239,086	5.04
Forfeited	85,474	4.86	(33,486)	5.79	(114,246)	2.44
Exercised	6,087	0.00	(571,478)	1.86	-	-
Outstanding - end of period	1,543,141	$4.57	1,634,702	$4.57	2,123,943	$3.80
Exercisable at the end of the period	1,500,713	$4.53	1,546,693	$4.51	2,056,710	$3.76

*	Including 50,000 and 19,479 options with performance conditions in the years ended June 30, 2013 and 2012, respectively. See Note 2m.

The following table provides additional information about all warrants and options outstanding and exercisable:

	Outstanding as of December 31, 2013
Exercise price	Warrants and options outstanding	Weighted average remaining contractual life (years)	Warrants and options exercisable
0-0.002	290,608	4.38	290,608
0.732	37,862	2.78	37,862
0.752	83,636	2.23	83,636
1.97	150,000	9.31
2.05	297,446	9.32
2.12	125,000	9.67
2.23	155,000	9.71
2.75	500,000	9.52
2.92	118,750	8.42	39,584
2.95	25,000	9.35
2.98	21,500	9.35
3.16	85,417	8.47	31,250
3.20	75,000	8.40	25,000
3.40	179,165	9.10
4.05	600,000	9.01	183,333
4.72	22,500	3.59	22,500
4.92	63,661	1.00	63,661
4.928	375,882	5.19	366,413
5.80	60,871	0.75	45,653
6.00	717,241	2.27	677,945
6.90	3,652	5.00	3,652
7.00	20,290	2.42	13,527
7.20	188,169	2.69	188,169
7.72	53,750	2.44	35,833
7.80	814,667	7.88	774,778
8.00	10,000	2.67	6,667
8.40	2,500	8.00	1,667
9.00	25,000	8.73	8,333
9.60	2,500	8.70	833
10.00	125,000	7.53	125,000
10.40	1,250	2.47	833
	5,231,317	6.72	3,026,737

The weighted average of the remaining contractual life of total vested and exercisable warrants and options as of December 31, 2013 was 5.10 years.

The aggregate intrinsic value of the total exercisable warrants and options as of December 31, 2013 was approximately $923,000.

The total intrinsic value of options exercised was approximately $177,000 for the six month period ended December 31, 2013 and approximately $4.6 million and $800,000 for the years ended June 30, 2013 and 2012, respectively.

The weighted average fair value of warrants and options granted was approximately $1.47 for the six month period ended December 31, 2013 and approximately $1.98 and $4.24 for the years ended June 30, 2013 and 2012, respectively. The weighted average fair value of warrants and options granted was estimated using the Black-Scholes option-pricing model.

20.	The following table sets forth the assumptions that were used in determining the fair value of options granted to employees for the six month period ended December 31, 2013, as well as the years ended June 30, 2013 and 2012:

	6 month period ended	Year ended June 30,
	December 31, 2013	2013	2012
Expected life	5.5-6.5 years	5.04-6.5 years	0.17-6.5 years
Risk-free interest rates	1.55%-2.23%	0.72%-1.28%	0.03%-2.79%
Volatility	68%-69%	67%-70%	55%-71%
Dividend yield	0%	0%	0%

The following table sets forth the assumptions that were used in determining the fair value of warrants and options granted to non-employees for the years ended June 30, 2013 and 2012. No such options were granted during the six month period ended December 31, 2013:

	Year ended June 30,
	2013	2012
Expected life	2-10 years	2-10 years
Risk-free interest rates	0.28%-1.79%	0.3%-1.97%
Volatility	60%-73%	47%-65%
Dividend yield	0%	0%

The Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. Accordingly, as to ordinary course options granted, the expected term was determined using the simplified method, which takes into consideration the option’s contractual life and the vesting periods (for non-employees, the expected term is equal to the option’s contractual life).

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

21.	As of December 31, 2013, the total unrecognized compensation cost on employee and non-employee stock options, related to unvested stock-based compensation, amounted to approximately $2.4 million. This cost is expected to be recognized over a weighted-average period of approximately 1.65 years. This expected cost does not include the impact of any future stock-based compensation awards.

The following table summarizes the allocation of total share-based compensation expense in the consolidated statements of operations:

	6 month period ended	Year ended June 30,
	December 31, 2013	2013	2012
	($ in thousands)

Deduction from revenue	$-	$-	$68
Cost of revenues	4	44	192
Research and development	41	284	370
Sales and marketing	87	78	375
General and administrative	1,417	3,433	9,549
	$1,549	$3,839	$10,554

c.	On April 5, 2012, the Company issued the 2012 Convertible Debenture and 2012 Warrants to purchase an aggregate of 835,866 shares of its common stock at an exercise price of $7.20 per share in a private placement transaction. See Note 6.

d.	On October 23, 2013, in connection with the Loan and Security Agreement, the Company issued the 2013 Warrant to purchase 168,351 shares of Common Stock at an exercise price of $2.97 per share. See Note 6.

e.	Rights Agreement

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

f.	At-the-Market Agreement

On October 23, 2013, The Company entered into an at-the-market issuance sales agreement, or the Sales Agreement, with MLV pursuant to which The Company may issue and sell shares of The Company common stock having an aggregate offering price of up to $40 million directly on The NYSE MKT or sales made to or through a market maker other than on an exchange. With the Company prior written consent, sales may also be made in negotiated transactions and/or any other method permitted by law. MLV will receive a 3% commission from the gross proceeds of any sales. Subject to the terms and conditions of the Sales Agreement, MLV will use its commercially reasonable efforts to sell the shares of the Company common stock from time to time, based upon the Company instructions (including any price, time or size limits or other parameters or conditions that the Company may impose). The Company is not obligated to make any sales of common stock under the Sales Agreement and no assurance can be given that the Company will sell any shares under the Sales Agreement, or, if the Company does, as to the price or amount of shares that the Company will sell, or the dates on which any such sales will take place. The Sales Agreement may be terminated by either party at any time upon 10 days’ notice to the other party, or by MLV at any time in certain circumstances, including the occurrence of a material adverse effect to the Company. In addition, the Sales Agreement will automatically terminate upon the sale of all common stock subject to the Sales Agreement.

NOTE 10 - TAXES ON INCOME

a.	Tax laws applicable to the Company and its subsidiaries

Taxation in the United States

InspireMD, Inc. is taxed under U.S. tax laws.

Taxation in Israel

InspireMD Ltd. is taxed under the Israeli Income Tax Ordinance.

On December 6, 2011, the "Tax Burden Distribution Law" Legislation Amendment (2011) was published in the Official Gazette. Under this law, the previously approved gradual decrease in the corporate tax rate was cancelled. The Corporate tax rate was increased from 24% in 2011, to 25% beginning in 2012.

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

Taxation in Germany

InspireMD GmbH is taxed according to the tax laws in Germany. Accordingly, the applicable tax rates are corporate tax rate of 15.825% and trade tax rate of 17.15%.

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

The Company opted not to apply for Preferred Enterprise status.

c.	Carry forward tax losses

As of December 31, 2013, InspireMD Ltd. had a net carry forward tax loss of approximately $35 million. Under Israeli tax laws, the carry forward tax losses can be utilized indefinitely. As of December 31, 2013, the Company had a net carry forward tax loss of approximately $20 million. Under U.S. tax laws, the Company’s tax losses can be utilized two years back and twenty years forward. As such the Company's carry forward tax losses will begin to expire on December 31, 2031.

d.	Tax assessments

The Company and its subsidiaries have not been assessed for tax purposes since incorporation.

e.	Loss before income taxes

The components of loss before income taxes are as follows:

	6 month period ended	Year ended June 30,
	December 31, 2013	2013	2012
	($ in thousands)
Profit (loss) before taxes on income:
InspireMD, Inc.	$(2,632)	$(19,613)	$(11,078)
InspireMD Ltd.	(6,698)	(9,653)	(6,501)
InspireMD GmbH	4	16	(4)
	$(9,326)	$(29,250)	$(17,583)

Current taxes on income

Tax expenses in the amount of approximately $10,000 for the six month period ended December 31, 2013 and approximately $8,000 and $14,000 for the years ended June 30, 2013 and 2012, respectively, are related to non-U.S. operations.

The following is a reconciliation of the theoretical tax expense, assuming all income was taxed at the regular tax rates applicable to the Company in the U.S. and the actual tax expense:

	6 month period ended	Year ended June 30,
	December 31, 2013	2013	2012
	($ in thousands)

Loss before taxes on income, as reported in the statements of operations	$9,326	$29,250	$17,583
Theoretical tax benefit	(3,171)	(9,945)	(5,984)
Increase in tax benefit resulting from permanent differences	164	1,613	1,448
Increase (decrease) in taxes on income resulting from the computation of deferred taxes at a rate which is different from the theoretical rate	(171)	205	(75)
Increase (decrease) in uncertain tax positions - net	-	-	(71)
Decrease in theoretical tax benefit resulting from subsidiaries different tax rate	(14)	(61)	1,408
Change in corporate tax rates	(121)	-	(245)
Change in valuation allowance	3,323	8,196	3,533
	$10	$8	$14

As of December 31, 2013, as well as June 30, 2013 and 2012, the Company determined that it was more likely than not that the benefit of the operating losses would not be realized and consequently, management concluded that full valuation allowances should be established regarding the Company’s deferred tax assets.

The changes in the valuation allowance for the six month period ended December 31, 2013 and the years ended June 30, 2013 and 2012 were as follows:

	6 month period ended	Year ended June 30,
	December 31, 2013	2013	2012
	($ in thousands)
Balance at the beginning of the year	$16,246	$8,050	$4,517
Changes during the year	3,323	8,196	3,533
Balance at the end of the year	$19,569	$16,246	$8,050

f.	Accounting for Uncertain Tax position

The following is a reconciliation of the total amounts of the Company’s unrecognized tax benefits during the six month period ended December 31, 2013, as well as the years ended June 30, 2013 and 2012:

	6 month period ended	Year ended June 30,
	December 31, 2013	2013	2012
	($ in thousands)
Balance at beginning of period	$-	$-	$71
Decrease in unrecognized tax benefits as a result of tax positions taken during a prior year			(71)
Balance at end of period	$-	$-	$-

All of the above amounts of unrecognized tax benefits would affect the effective tax rate if recognized.

A summary of open tax years by major jurisdiction is presented below:

Jurisdiction	Years
U.S.	2008-2013
Israel	2010-2013
Germany	2008-2013

The Company and its subsidiaries changed its fiscal year for tax fillings in Israel to end December 31, 2013.

g.	Deferred income tax:

	6 month period ended	Year ended June 30,
	December 31, 2013	2013	2012
	($ in thousands)
Short-term:
Allowance for doubtful accounts	$107	$82	$54
Provision for bonus		51
Provision for vacation and recreation pay	85	79	70
	192	212	124
Long-term:
R&D expenses	1,085	1,227	746
Beneficial conversion feature		-	(1,251)
Non cash issuance costs		-	89
Share-based compensation	2,137	1,698	693
Carry forward tax losses	16,111	13,060	7,631
Accrued severance pay, net	44	49	18
	19,377	16,034	7,926
Less-valuation allowance	(19,569)	(16,246)	(8,050)
	$-	$-	$-

NOTE 11 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

Balance sheets:

a.	Accounts receivable:

	6 month period ended	Year Ended June 30,
	December 31, 2013	2013	2012
	($ in thousands)
1) Trade:
Open accounts	$2,260	$2,068	$2,039
Allowance for doubtful accounts	(405)	(329)	(215)
	$1,855	$1,739	$1,824
2) Other:
Due from government institutions	$221	$176	$124
Advance payments to suppliers	152	202	118
Miscellaneous	14	10	22
	$387	$388	$264

The changes in “Allowance for doubtful accounts” during the six month period ended December 31, 2013, as well as the years ended June 30, 2013 and 2012 are as follows:

	6 month period ended	Year ended June 30,
	December 31, 2013	2013	2012
	($ in thousands)
Balance at beginning of period	$329	$215	$155
Additions during the period	58	245	78
Deductions during the period		(142)
Exchange rate differences	18	11	(18)
Balance at end of period	$405	$329	$215

b.	Inventories:

	6 month period ended	Year ended June 30,
	December 31, 2013	2013	2012
	($ in thousands)
Finished goods	$1,097	$364	$479
Work in process	341	1,111	1,115
Raw materials and supplies	155	118	150
	$1,593	$1,593	$1,744

As of December 31, 2013, as well as June 30, 2013 and 2012 the Company recorded provisions for slow moving inventory in the amounts of $418,000, $379,000 and $443,000, respectively.

c.	Inventory on consignment

The changes in inventory on consignment during the six month period ended December 31, 2013, as well as the years ended June 30, 2013 and 2012 are as follows:

	6 month period ended,	Year ended June 30,
	December 31, 2013	2013	2012
	($ in thousands)
Balance at beginning of period	$-	$63	$82
Costs of revenues deferred during the period		20	63
Costs of revenues recognized during the period		(83)	(82)
Balance at end of period	$-	$-	$63

As of June 30, 2012, inventory on consignment included products of sales for which returns were reliably estimated in the amount of approximately $63,000. As of December 31, 2013 and June 30, 2013, there was no inventory on consignment.

d.	Accounts payable and accruals-other:

	6 month period ended	Year ended June 30,
	December 31, 2013	2013	2012
	($ in thousands)
Employees and employee institutions	$1,133	$626	$438
Accrued vacation and recreation pay	325	313	272
Accrued clinical trials expenses	622	513	607
Provision for sales commissions	139	205	194
Accrued expenses	886	1,343	1,197
Due to government institutions	7	15	22
Provision for returns			139
Taxes payable	29	13	56
	$3,141	$3,028	$2,925

Statements of Operation:

f.	Financial expenses, net:

	6 month period ended	Year ended June 30,
	December 31, 2013	2013	2012
	($ in thousands)
Bank commissions	$27	$38	$50
Interest income	(2)	(28)	(40)
Exchange rate differences	1	(63)	112
Induced conversion of convertible debt		9,330
Issuance of warrants		568
Interest expense (including debt issuance costs)	273	4,268	1,238
Change in fair value of warrants, embedded derivatives and anti-dilution rights	200	64	(1,322)
	$499	$14,177	$38

NOTE 12 - ENTITY WIDE DISCLOSURES

The Company operates in one operating segment.

Disaggregated financial data is provided below as follows:

(1) Revenues by geographic area and

(2) Revenues from principal customers.

Revenues are attributed to geographic areas based on the location of the customers. The following is a summary of revenues by geographic areas:

	6 month period ended	Year ended June 30,
	December 31, 2013	2013	2012
	($ in thousands)
Russia	$759	$837	$812
Spain	367	701	422
Other	1,979	3,335	4,115
	$3,105	$4,873	$5,349

By principal customers:

	6 month period ended,	Year ended June 30,
	December 31, 2013	2013	2012
Customer A	24%	17%	15%
Customer B	12%	14%	8%

All tangible long lived assets are located in Israel.

NOTE 13 – TRANSITION PERIOD COMPARATIVE DATA

	6 month period ended December 31,
	2013	2012
	(audited)	(unaudited)
	($ in thousands)
Operating Data:
Revenues	$3,105	$1,859
Cost of Revenues	1,442	777
Gross Profit	1,663	1,082
Operating Expenses:
Royalties buyout expenses		918
Other research and development expenses	3,315	2,202
Selling and marketing	2,647	1,608
General and administrative (including $1,417 and $1,213 of share-based compensation for the six month periods ended December 31, 2013 and 2012, respectively)	4,528	4,001
Total operating expenses	10,490	8,729
Loss from operations	(8,827)	(7,647)
Interest expense	273	1,637
Other financial expenses, net	226	93
Loss before tax expenses	(9,326)	(9,377)
Tax expenses	10	49
Net loss	(9,336)	$(9,426)
Net loss per share - basic and diluted	$(0.27)	$(0.54)
Weighted Average number of ordinary shares used in computing net loss per share - basic and diluted	33,963,901	17,401,025
Cash Flow Data:
Net cash used by operating activities	(6,799)	(5,799)
Net cash used by investing activities	(252)	(193)
Net cash provided by financing activities	9,763	1,049
Effect of exchange rate changes on cash and cash equivalents	3	92
Net increase (decrease) in cash and cash equivalents	2,715	(4,851)

NOTE 14 - SUBSEQUENT EVENTS:

In January and February 2014, the Company granted options to purchase 1,246,932 shares of the Company’s commons stock as well as 425,240 restricted shares to certain employees and directors.

