Form 10-KT/A
period 2013-12-31
InspireMD, Inc.
filed 2014-09-25
CIK 1433607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at February 25, 2014
Common Stock, $0.0001 par value	34,925,968

Documents incorporated by reference:

None

EXPLANATORY NOTE

We filed our Transition Report on Form 10-KT for the transition period from July 1, 2013 to December 31, 2013 (the “Original Report”). We are filing this Amendment No. 1 on Form 10-KT/A (“Amendment No.1”) to the Original Report because the Original Report inadvertently omitted the date of the Report of Kesselman & Kesselman, Independent Registered Public Accounting Firm. The Report of Kesselman & Kesselman, Independent Registered Public Accounting Firm is dated February 26, 2014. We have made no further changes to the Original Report. This Amendment No. 1 does not reflect events occurring after the filing of the Original Report, nor does it modify or update the disclosures and information contained in the Original Report in any way other than described in this paragraph. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Report and our other filings with the SEC subsequent to the filing of the Original Report.

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

INSPIREMD, INC.

Date: September 25, 2014	By:	/s/ Alan Milinazzo
Alan Milinazzo
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Alan Milinazzo	President, Chief Executive Officer and Director	September 25, 2014
Alan Milinazzo	(principal executive officer)

/s/ Craig Shore	Chief Financial Officer, Secretary and Treasurer	September 25, 2014
Craig Shore	(principal financial and accounting officer)

/s/ Sol J. Barer	Chairman of the Board of Directors	September 25, 2014
Sol J. Barer

/s/ James Barry	Director	September 25, 2014
James Barry

/s/ Michael Berman	Director	September 25, 2014
Michael Berman

/s/ James J. Loughlin	Director	September 25, 2014
James J. Loughlin

/s/ Campbell Rogers	Director	September 25, 2014
Campbell Rogers

/s/ Paul Stuka	Director	September 25, 2014
Paul Stuka

Index to Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2012)

3.4	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2013)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 5, 2013)

4.2	Rights Agreement dated as of October 22, 2013 between InspireMD, Inc. and Action Stock transfer Corporation, as Rights Agent, including exhibits thereto (incorporated by reference to an exhibit to the Registration Statement on Form 8-A filed with Securities and Exchange Commission on October 25, 2013)

10.1+	Amended and Restated 2011 Umbrella Option Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2011)

10.2+	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.3	Securities Purchase Agreement, dated as of March 31, 2011, by and among InspireMD, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.4	Form of $7.20 Warrant (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.5	Form of $4.92 Warrant (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.6	Manufacturing Agreement, by and between InspireMD Ltd. and QualiMed Innovative Medizinprodukte GmbH, dated as of September 11, 2007 (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.7	Development Agreement, by and between InspireMD Ltd. and QualiMed Innovative Medizinprodukte GmbH, dated as of January 15, 2007 (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.8	License Agreement, by and between Svelte Medical Systems, Inc. and InspireMD Ltd., dated as of March 19, 2010 (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.9+	Personal Employment Agreement, by and between InspireMD Ltd. and Eli Bar, dated as of June 26, 2005 (incorporated by reference to Exhibit 10.19 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.10+	Employment Agreement, by and between InspireMD Ltd. and Craig Shore, dated as of November 28, 2010 (incorporated by reference to Exhibit 10.21 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.11+	Form of Indemnity Agreement between InspireMD, Inc. and each of the directors and executive officers thereof (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.12	Form of Warrant (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2011)

10.13	Agreement by and between InspireMD Ltd. and MeKo Laser Material Processing, dated as of April 15, 2010 (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.14	Agreement by and between InspireMD Ltd. and Natec Medical Ltd, dated as of September 23, 2009 (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.15	Exclusive Distribution Agreement by and between InspireMD Ltd. and Hand-Prod Sp. Z o.o, dated as of December 10, 2007 (incorporated by reference to Exhibit 10.28 to Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 12, 2011)

10.16+	$6.00 Nonqualified Stock Option Agreement, dated as of July 11, 2011, by and between InspireMD, Inc. and Sol J. Barer, Ph.D. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2011)

10.17	Exclusive Distribution Agreement by and between InspireMD GmbH. and IZASA Distribuciones Tecnicas SA, dated as of May 20, 2009 (incorporated by reference to Exhibit 10.36 to Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 12, 2011)

10.18	Amendment to the Distribution Agreement by and between InspireMD GmbH. and IZASA Distribuciones Tecnicas SA, dated as of February 2011 (incorporated by reference to Exhibit 10.37 to Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 12, 2011)

10.19	Exclusive Distribution Agreement by and between InspireMD Ltd. and Tzamal-Jacobsohn Ltd., dated as of December 24, 2008 (incorporated by reference to Exhibit 10.38 to Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 12, 2011)

10.20	Exclusive Distribution Agreement by and between InspireMD Ltd. and Kirloskar Technologies (P) Ltd., dated as of May 13, 2010 (incorporated by reference to Exhibit 10.39 to Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 12, 2011)

10.21	Letter Agreement by and between InspireMD Ltd. and Tzamal-Jacobsohn Ltd., dated as of May 9, 2011 (incorporated by reference to Exhibit 10.43 to Amendment No. 4 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 1, 2011)

10.22+	Stock Award Agreement, dated as of November 16, 2011, by and between InspireMD, Inc. and Sol J. Barer, Ph.D. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2011)

10.23+	Nonqualified Stock Option Agreement, dated as of November 16, 2011, by and between InspireMD, Inc. and Sol J. Barer, Ph.D. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2011)

10.24	Amendment No. 1 to Securities Purchase Agreement, dated as of June 21, 2011, by and among InspireMD, Inc. and the purchasers that are signatory thereto (incorporated by reference to Exhibit 10.43 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2012)

10.25	Amendment No. 2 to Securities Purchase Agreement, dated as of November 14, 2011, by and among InspireMD, Inc. and the purchasers that are signatory thereto (incorporated by reference to Exhibit 10.44 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2012)

10.26+	Consultancy Agreement, dated March 27, 2012, by and between InspireMD Ltd. and Robert Ratini (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2012)

10.27	Form of April 2012 $1.80 Warrant (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2012)

10.28	Registration Rights Agreement, dated April 5, 2012, by and between InspireMD, Inc. and the purchasers set forth therein (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2012)

10.29	Exclusive Distribution Agreement, dated as of August 1, 2007, by and between InspireMD Ltd. and Kardia Srl. (incorporated by reference to Exhibit 10.59 to Transition Report on Form 10-K/T filed with the Securities and Exchange Commission on September 11, 2012)

10.30	Addendum to the Distribution Agreement, dated as of January 18, 2011, by and between InspireMD Ltd. and Kardia Srl. (incorporated by reference to Exhibit 10.60 to Transition Report on Form 10-K/T filed with the Securities and Exchange Commission on September 11, 2012)

10.31	Exclusive Distribution Agreement, dated as of May 26, 2011, by and between InspireMD Ltd. and Bosti Trading Ltd. (incorporated by reference to Exhibit 10.62 to Transition Report on Form 10-K/T filed with the Securities and Exchange Commission on September 11, 2012)

10.32	Addendum to the Distribution Agreement, dated as of August 29, 2011, by and between InspireMD Ltd. and Bosti Trading Ltd. (incorporated by reference to Exhibit 10.63 to Transition Report on Form 10-K/T filed with the Securities and Exchange Commission on September 11, 2012)

10.33	Amendment No. 1 to Registration Rights Agreement, dated May 31, 2012, by and between InspireMD, Inc. and the purchasers set forth therein (incorporated by reference to Exhibit 10.65 to Transition Report on Form 10-K/T filed with the Securities and Exchange Commission on September 11, 2012)

10.34	First Amendment to License Agreement, dated October 20, 2012, by and among Svelte Medical Systems, Inc., InspireMD, Inc. and InspireMD Ltd. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2012)

10.35	Exclusive Distribution Agreement, dated June 7, 2010, by and between InspireMD Ltd. and Tau Medical Supplies (incorporated by reference to Exhibit 10.68 to Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 9, 2012)

10.36+	Second Amendment to the InspireMD, Inc. Amended and Restated 2011 UMBRELLA Option Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2012)

10.37+	Employment Agreement, dated January 3, 2013, by and between InspireMD, Inc. and Alan Milinazzo (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2013)

10.38+	Nonqualified Stock Option Agreement, dated January 3, 2013, by and between InspireMD, Inc. and Alan Milinazzo (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2013)

10.39+	Incentive Stock Option Agreement, dated January 3, 2013, by and between InspireMD, Inc. and Alan Milinazzo (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2013)

10.40+	Restricted Stock Award Agreement, dated January 3, 2013, by and between InspireMD, Inc. and Alan Milinazzo (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2013)

10.41	Form of $3.00 Warrant (incorporated by reference to Exhibit 10.76 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 9, 2013)

10.42	Letter Agreement, dated as of April 15, 2013, by and among InspireMD, Inc. and each holder of Senior Secured Convertible Debentures Due April 15, 2014 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2013)

10.43	Form of Amended $3.00 Warrant (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2013)

10.44+	First Amendment to Employment Agreement, dated April 24, 2013, by and between InspireMD, Inc. and Alan Milinazzo (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2013)

10.45+	First Amendment to Restricted Stock Award Agreement, dated April 24, 2013, by and between InspireMD, Inc. and Alan Milinazzo (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2013)

10.46	Master Service Agreement, dated May 31, 2013, by and between InspireMD Ltd. and Medpace, Inc. (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2013)

10.47	Second Amendment to License Agreement, dated August 22, 2013, by and among Svelte Medical Systems, Inc., InspireMD, Inc. and InspireMD Ltd. (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2013)

10.48	Loan and Security Agreement, dated October 23, 2013, by and among InspireMD, Inc., InspireM.D Ltd and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2013)

10.49	Fixed Charge Debenture, dated October 23, 2013, by and among InspireMD, Inc., Inspire M.D Ltd and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2013)

10.50	Floating Charge Debenture, dated October 23, 2013, by and among InspireMD, Inc., Inspire M.D Ltd and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2013)

10.51	Warrant Agreement, dated October 23, 2013, by and between InspireMD, Inc. and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2013)

10.52	Account Control Agreement, dated October 23, 2013, among InspireMD, Inc., Hercules Technology Growth Capital, Inc. and Bank Leumi USA (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2013)

10.53+	InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2013)

10.54+ (1)	Nonqualified Stock Option Agreement, dated December 2, 2013, by and between InspireMD, Inc. and Rick Olson

10.55+ (1)	Consulting Agreement, dated February 25, 2014, by and between InspireMD, Inc. and James Barry

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

23.1 (1)	Consent of Kesselman & Kesselman, Certified Public Accountants

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101** (1)	The following materials from the Company’s Transitional Report on Form 10-K/T for the six months ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statement of Stockholders’ Equity and (vi) Notes to Consolidated Financial Statements

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

(1) Previously filed as an exhibit to the Original Report

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

Tel-Aviv, Israel	Kesselman & Kesselman
February 26, 2014	Certified Public Accountants (Isr.)
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

