Form 10-Q
period 2014-09-30
InspireMD, Inc.
filed 2014-11-12
CIK 1433607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

The number of shares of the registrant’s common stock, $0.0001 par value, outstanding as of November 12, 2014: 42,401,311.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INSPIREMD, INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2014

3

INSPIREMD, INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2014

The amounts are stated in U.S. dollars

INSPIREMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in thousands)

	September 30,	December 31,
	2014	2013

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,978	$17,535
Restricted cash		93
Accounts receivable:
Trade	397	1,855
Other	544	387
Prepaid expenses	138	141
Inventory	1,682	1,593
Total current assets	$7,739	21,604
PROPERTY, PLANT AND EQUIPMENT, net	636	652

NON-CURRENT ASSETS:
Deferred issuance costs	170	310
Funds in respect of employees rights upon retirement	474	434
Long term prepaid expenses	80	114
Royalties buyout	792	852
Total other non-current assets	1,516	1,710
Total assets	$9,891	$23,966

The accompanying notes are an integral part of the condensed consolidated financial statements.

INSPIREMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in thousands)

	September 30,	December 31,
	2014	2013
LIABILITIES AND EQUITY (CAPITAL DEFICIENCY)
CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	$1,548	$1,623
Other	4,113	3,141
Advanced payment from customers	180	179
Current maturity of loan	3,710	1,181
Total current liabilities	9,551	6,124

LONG-TERM LIABILITIES:
Liability for employees rights upon retirement	719	610
Long term loan	6,002	8,593
Total long-term liabilities	6,721	9,203
COMMITMENTS AND CONTINGENT LIABILITIES (Note 11)
Total liabilities	16,272	15,327
EQUITY (CAPITAL DEFICIENCY):
Common stock, par value $0.0001 per share; 125,000,000 shares authorized; 35,107,046 and 33,983,346 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	4	3
Additional paid-in capital	96,236	90,952
Accumulated deficit	(102,621)	(82,316)
Total equity (capital deficiency)	(6,381)	8,639
Total liabilities and equity (less capital deficiency)	$9,891	$23,966

The accompanying notes are an integral part of the condensed consolidated financial statements.

INSPIREMD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(U.S. dollars in thousands, except share and per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
REVENUES	$273	$1,552	$1,948	$4,566
COST OF REVENUES	349	750	1,558	2,256
GROSS PROFIT (LOSS)	(76)	802	390	2,310
OPERATING EXPENSES:
Research and development	2,460	1,544	7,485	3,498
Selling and marketing	1,806	830	5,030	2,838
General and administrative	2,139	2,313	7,126	7,285
Total operating expenses	6,405	4,687	19,641	13,621
LOSS FROM OPERATIONS	(6,481)	(3,885)	(19,251)	(11,311)
FINANCIAL EXPENSES, net:
Interest expense	361		1,072	2,160
Other financial expenses (income)	(48)	57	(21)	10,344
Total financial expenses	313	57	1,051	12,504
LOSS BEFORE INCOME TAXES	(6,794)	(3,942)	(20,302)	(23,815)
TAX EXPENSES (INCOME)	(19)	3	3	(38)
NET LOSS	$(6,775)	$(3,945)	(20,305)	$(23,777)
NET LOSS PER SHARE - basic and diluted	$(0.20)	$(0.12)	$(0.59)	$(0.86)
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING NET LOSS PER SHARE - basic and diluted	34,581,521	33,959,773	34,251,620	27,787,580

The accompanying notes are an integral part of the condensed consolidated financial statements.

INSPIREMD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. dollars in thousands)

	Nine months ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,305)	$(23,777)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	181	163
Change in liability for employees right upon retirement	109	186
Financial expenses	279	12,231
Share-based compensation expenses	3,151	3,259
Loss (Gains) on amounts funded in respect of employee rights upon retirement, net	15	(3)

Changes in operating asset and liability items:
Decrease (increase) in prepaid expenses	37	(193)
Decrease (increase) in trade receivables	1,458	(855)
Increase in other receivables	(157)	(235)
Decrease in inventory on consignment		20
Decrease (increase) in inventory	(89)	585
Increase (decrease) in trade payables	(75)	349
Decrease in deferred revenues		(10)
Increase in other payables and advance payment from customers	1,124	507
Net cash used in operating activities	(14,272)	(7,773)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(105)	(195)
Decrease in restricted cash	93
Amounts funded in respect of employee rights upon retirement, net	(55)	(98)
Net cash used in investing activities	(67)	(293)
CASH FLOWS FROM FINANCING ACTIVITIES:
Taxes withheld in respect of share issuance	(115)	(27)
Proceeds from issuance of shares	2,229	22,880
Repayment of loan	(290)
Exercise of options and warrants		8
Induced conversion of convertible debt		(8,787)
Net cash provided by financing activities	1,824	14,074
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(42)	(1)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,557)	6,007
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	17,535	5,433
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$4,978	$11,440

The accompanying notes are an integral part of the condensed consolidated financial statements.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS

InspireMD, Inc., a Delaware corporation (the “Company”), together with its subsidiaries, is a medical device company focusing on the development and commercialization of its proprietary MicroNet™ stent platform technology for the treatment of complex coronary and vascular disease. MicroNet, a micron mesh sleeve, is wrapped over a stent to provide embolic protection in stenting procedures. The Company’s coronary products combining MicroNet and a bare-metal stent (MGuard™ Prime EPS) are marketed for use in patients with acute coronary syndromes, notably acute myocardial infarction (heart attack) and saphenous vein graft coronary interventions (bypass surgery). In October 2014, the Company launched a limited market release of its carotid embolic prevention system (CGuard™ EPS), which combines MicroNet and a self-expandable nitinol stent in a single device to treat carotid artery disease. A coronary stent product incorporating a drug-eluting (drug-coated) stent with MicroNet is currently in development. The Company markets its products through distributors in international markets, mainly in Europe, Southeast Asia, India, Latin America and Israel, and through direct sales to hospitals in Europe.

The Company has an accumulated deficit of $103 million as of September 30, 2014, as well as net losses and negative operating cash flows in recent years and the current quarter. The Company expects to continue incurring losses and negative cash flows from operations until its MGuard™ and CGuard™ products reach commercial profitability. As a result of these expected losses and negative cash flows from operations, along with the Company’s current cash position, the Company does not have sufficient resources to fund operations for the next twelve months. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans include the continued commercialization of the MGuard™ and CGuard™ products and raising capital through the sale of additional equity securities or debt. There are no assurances, however, that the Company will be successful in obtaining the level of financing needed for its operations. If the Company is unsuccessful in commercializing its MGuard™ or CGuard™ products and raising capital, it may need to reduce activities, curtail or cease operations.

These financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

On April 30, 2014, the Company initiated a voluntary field corrective action (“VFA”) of its MGuard Prime EPS to address the issue of stent retention following reports of MGuard Prime stent dislodgements. On June 18, 2014, the Company received approval from the European regulatory agency to resume the manufacturing of the MGuard Prime stent with a modified stent securement process. The Company also received approval to modify and re-deploy existing MGuard Prime stents that have been sent to us by clinical and commercial sites worldwide. These products have been modified and shipped to direct hospital customers and the majority of its distributor partners, who have begun shipping modified product back into hospital accounts. The Company began shipping products to new customers in the Company’s direct markets in Western Europe in October 2014. The VFA had an adverse impact on both the commercial and clinical activities relating to the MGuard Prime EPS from the date of initiation through September 30, 2014.

The expenses associated with the modifications that were performed as a result of the VFA is approximately $320,000 with an additional approximate $76,000 accrued for as of September 30, 2014 which is estimated to be incurred. These expenses were recorded in “Cost of revenues” in the nine months ended September 30, 2014.

On November 7, 2014, the Company sold 6,261,846 shares of its common stock and warrants to purchase 3,130,923 shares of common stock in in a registered direct offering. The common stock was sold at a negotiated purchase price of $1.30 per share, and each purchaser received a warrant to purchase 0.5 of a share of common stock for each share of common stock that it purchased in the offering. The warrants are non-exercisable for six months and have a term of exercise of 42 months from the date of issuance and an exercise price of $1.75. This offering resulted in net proceeds to the Company of approximately $7.4 million after deducting placement agent fees and other estimated offering expenses.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, the financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position and results of operations of the Company. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements for the six month period ended December 31, 2013, as found in the Company’s Transition Report on Form 10-KT, filed with the Securities and Exchange Commission on February 26, 2014, as amended by Amendment No. 1 filed with the Securities and Exchange Commission on September 25, 2014. The balance sheet for December 31, 2013 was derived from the Company’s audited financial statements for the six month period ended December 31, 2013. The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of results that could be expected for the entire fiscal year.

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, Financial Accounting Standards Board (the “FASB”) issued ASC 606, Revenue from contracts with customers. The objective of the new revenue standard is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services, based on a five step model that includes the identification of the contract with the customer and the performance obligations in the contract, determination of the transaction price, allocation of the transaction price to the performance obligations in the contract and recognizing revenue when (or as) the entity satisfies a performance obligation. The revenue standard is effective for annual periods beginning on or after January 1, 2017. Early adoption is permitted.

In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. Currently, there is no guidance under U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in ASU 2014-15 provide that guidance. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. This new standard requires management to assess the entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 will be effective prospectively for annual reporting periods ending after the first annual period ending after December 15, 2016 and interim periods therein. Early application of the standard is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued.

NOTE 4 - EQUITY:

a.	During the nine months ended September 30, 2014, the Company granted stock options to employees and directors to purchase a total of 1,826,515 shares of the Company’s common stock. The options have exercise prices ranging from $2.38-$3.23 per share, which were the fair market value of the Company’s common stock on the date of each respective grant. The options are subject to a three-year vesting period, with one-third of such awards vesting each year.

In calculating the fair value of the above options the Company used the following assumptions: dividend yield of 0% and expected term of 5.5-6.5 years; expected volatility of 63.7%-67.9%; and risk-free interest rate of 1.64%-2.18%.

The fair value of the above options, using the Black-Scholes option-pricing model, was approximately $3.3 million.

b.	During the nine months ended September 30, 2014, the Company granted a total of 652,757 restricted shares of the Company’s common stock to employees. The shares are subject to a three-year vesting period, with one-third of such awards vesting each year.

The fair value of the above restricted shares was approximately $1.9 million.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

c.	During the three months ended September 30, 2014, the Company sold 948,000 shares of its common stock pursuant to its at-the-market (ATM) issuance sales agreement with MLV & Co. LLC. These sales resulted in net proceeds to the Company of approximately $2.2 million.

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

The total number of shares of common stock related to outstanding options, warrants, convertible loans and restricted stock excluded from the calculations of diluted loss per share were 10,484,017 and 8,180,669 for the nine and three month periods ended September 30, 2014 and 2013, respectively.

NOTE 6 - FAIR VALUE MEASURMENT:

The carrying amounts of financial instruments included in working capital approximate their fair value either because these amounts are presented at fair value or due to the relatively short-term maturities of such instruments. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy. As of September 30, 2014, the carrying amount of cash and cash equivalents, accounts receivable, other current assets and accounts payables and accrued expenses approximated their fair values due to the short-term maturities of these instruments. The fair value of the loan received on October 23, 2013 (the “Loan”) approximated its carrying amount.

NOTE 7 - INVENTORY:

	September 30,	December 31,
	2014	2013
	($ in thousands)
Finished goods	$800	$1,097
Work in process	585	341
Raw materials and supplies	297	155
	$1,682	$1,593

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUALS - OTHER:

	September 30,	December 31,
	2014	2013
	($ in thousands)
Employees and employee institutions	$1,556	$1,133
Accrued vacation and recreation pay	405	325
Accrued clinical trial expenses	1,141	622
Accrued expenses	797	886
Provision for sales commissions	207	139
Other	7	36
	$4,113	$3,141

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 - FINANCIAL EXPENSES, NET:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	($ in thousands)

Bank commissions	14	$11	35	$30
Interest income	(2)	(2)	(2)	(14)
Exchange rate differences	(60)	(29)	(7)	(16)
2013 Exchange agreement:
Induced conversion of convertible debt				9,330
Issuance of warrants				568
Interest expense (including debt issuance costs)	361		1,072	2,160
Change in fair value of warrants, embedded derivatives and other		77	(47)	446

	$313	$57	$1,051	$12,504

NOTE 10 - RELATED PARTIES:

a.	During the nine month period ended September 30, 2014, the Company’s chief executive officer was granted options to purchase 399,675 shares of common stock at exercise prices ranging from $2.97-$3.10 per share, as well as 182,725 shares of restricted stock. See Note 4.

b.	During the nine month period ended September 30, 2014, directors of the Company were granted options to purchase an aggregate of 335,000 shares of common stock at an exercise price of $3.10 per share. See Note 4a.

c.	On February 25, 2014, the Company entered into a consulting agreement with a director of the Company, pursuant to which the director agreed to provide the Company with consulting services in exchange for a monthly consultancy fee calculated at the rate of $313 per hour. On July 14, 2014, the Company appointed the director as the new executive vice president and COO and entered into an Employment Agreement with the COO. Under the Employment Agreement, the COO is entitled to an annual base salary of $365,000. The COO is also eligible to receive an annual bonus of at least $225,000 upon the achievement of reasonable target objectives and performance goals, to be determined by the board of directors in consultation with the COO. In accordance with the Employment Agreement, the Company granted the new COO a nonqualified stock option to purchase 335,058 shares of common stock, made pursuant to a Nonqualified Stock Option Agreement, an incentive stock option to purchase 114,942 shares of common stock, made pursuant to an Incentive Stock Option Agreement, and 150,000 shares of restricted stock, made pursuant to a Restricted Stock Award Agreement. The options have an exercise price of $2.61 per share, which was the fair market value of the Company’s common stock on the date of grant. Both the options and the restricted stock are subject to a three-year vesting period subject to the COO’s continued service with the Company, with one-third (1/3rd) of such awards vesting on the first, second and third anniversary of the grant date. See Note 4.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Disaggregated financial data is provided below as follows:

(1) Revenues by geographic area and

(2) Revenues from principal customers.

Revenues are attributed to geographic areas based on the location of the customers. The following is a summary of revenues by geographic areas:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	($ in thousands)
Germany	72	29	164	172
Malaysia	41		119
Argentina	40	57	40	100
Middle East	39	57	664	240
Russia		453	3	1,165
Spain	5	162	206	574
Other	76	794	752	2,315
	273	1,552	1,948	4,566

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following is a summary of revenues by principal customers:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Customer A	17%	1%	6%	1%
Customer B	15%		6%
Customer C	15%	4%	2%	2%
Customer D	14%	4%	4%	5%
Customer E		29%		26%
Customer F	2%	10%	11%	13%
Customer G			31%

All tangible long-lived assets are located in Israel.

NOTE 13 - SUBSEQUENT EVENTS:

As a result of the VFA, the Company suspended enrollment in the MASTER II trial, which had been previously launched to support its investigational device exemption application for MGuard Prime EPS with the U.S. Food and Drug Administration (“FDA”), pending a review by the FDA of the manufacturing improvements to the MGuard Prime EPS. The FDA approved the re-commencement of the MASTER II trial in October 2014.

Notwithstanding FDA approval to re-commence enrollment of the Master II trial, in light of current market conditions moving toward the use of drug-eluting stents (DES) over bare-metal stents, the Company elected not to resume enrollment in the MASTER II trial. As a result of this change, the MASTER II trial will no longer be an FDA registration trial.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will probably not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or our good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	our history of recurring losses and negative cash flows from operating activities, significant future commitments and the uncertainty regarding the adequacy of our liquidity to pursue our complete business objectives;

•	market acceptance of our existing and new products;

•	negative clinical trial results or lengthy product delays in key markets;

•	an inability to secure and maintain regulatory approvals for the sale of our products;

•	our dependence on single suppliers for certain product components and our ability to comply with stringent manufacturing quality standards and to increase production as necessary;

•	intense competition in our industry, with competitors having substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution and personnel resources than we do;

•	entry of new competitors and products and potential technological obsolescence of our products;

•	our limited manufacturing capabilities and reliance on subcontractors for assistance;

•	loss of a key customer or supplier;

•	technical problems with our research and products and potential product liability claims;

•	product malfunctions;

•	adverse economic conditions;

•	insufficient or inadequate reimbursement by governmental and other third party payers for our products;

•	our efforts to successfully obtain and maintain intellectual property protection covering our products, which may not be successful;

•	legislative or regulatory reform of the healthcare system in both the U.S. and foreign jurisdictions;

•	the fact that we will need to raise additional capital to meet our business requirements in the future and that such capital raising may be costly, dilutive or difficult to obtain;

•	the fact that we conduct business in multiple foreign jurisdictions, exposing us to foreign currency exchange rate fluctuations, logistical and communications challenges, burdens and costs of compliance with foreign laws and political and economic instability in each jurisdiction;

•	the escalation of hostilities in Israel, which could impair our ability to manufacture our products; and

•	loss or retirement of key executives and research scientists.

For a discussion of these and other risks that relate to our business and investing in our common stock, you should carefully review the risks and uncertainties described under the heading “Part II – Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and the Transition Report on Form 10-KT for the transition period from July 1, 2013 to December 31, 2013, as amended by Amendment No. 1 filed with the Securities and Exchange Commission on September 25, 2014, and those described from time to time in our future reports filed with the Securities and Exchange Commission. The forward-looking statements contained in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by this cautionary statement. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Overview

We are a medical device company focusing on the development and commercialization of our proprietary MicroNetTM stent platform technology for the treatment of complex coronary and vascular disease. A stent is an expandable “scaffold-like” device, usually constructed of a metallic material, that is inserted into an artery to expand the inside passage and improve blood flow. Our MicroNet, a micron mesh sleeve, is wrapped over a stent to provide embolic protection in stenting procedures. Our initial MGuard TM coronary products are marketed for use in patients with acute coronary syndromes, notably acute myocardial infarction (heart attack) and saphenous vein graft coronary interventions (bypass surgery).

We market and sell our bare-metal based MGuard coronary products in the European Union, Southeast Asia, India, Latin America and Israel. In October 2007, our first generation MGuard coronary product combining the MicroNet with a stainless steel stent received CE mark approval for the treatment of coronary artery disease in the European Union. We subsequently replaced the stainless steel stent with a more advanced cobalt-chromium based stent. Our cobalt-chromium based MGuard coronary product is referred to as the MGuard Prime TM and, unless otherwise indicated, in this Current Report, references to bare-metal MGuard coronary products are to both our initial stainless steel based MGuard coronary product and our more current cobalt-chromium based MGuard Prime. MGuard Prime received CE mark approval in the European Union in October 2010 for improving luminal diameter and providing embolic protection.

In October 2014, we launched a limited market release of our CGuard TM carotid embolic prevention system (EPS) in certain European countries. CGuard EPS combines MicroNet and a self-expandable nitinol stent in a single device to treat carotid artery disease. CGuard EPS received CE mark approval in the European Union in March 2013.

We are also developing a pipeline of other products and additional applications by leveraging our MicroNet technology. Among the products in development is a coronary stent product incorporating drug-eluting (drug-coated) stents with MicroNet, for which we anticipate proceeding with animal testing in the fourth calendar quarter of 2014. We also intend to explore possible new applications of our technology in other vascular procedures and interventional medical specialties, specifically peripheral, neurovascular and renal procedures.

Recent Events

On April 30, 2014, we initiated a voluntary field corrective action of our MGuard Prime to address the issue of stent retention following reports of MGuard Prime stent dislodgements. These reported dislodgements have primarily occurred during the preparation of the MGuard Prime, upon removal of the protective sleeve or during withdrawal of the MGuard Prime into the guide catheter. To address this problem, we subsequently modified our manufacturing process of MGuard Prime stents in order to improve stent retention and performance. On June 18, 2014, we received approval from the European regulatory agency to resume the manufacturing of the MGuard Prime stent with a modified stent securement process. We also received approval to modify and re-deploy existing MGuard Prime stents that have been sent back to us by clinical and commercial sites worldwide. These products have been modified and shipped to direct hospital customers and the majority of our distributor partners, who have begun shipping modified products back into hospital accounts. We began shipping products to new customers in our direct markets in Western Europe in October 2014. The voluntary field corrective action had an adverse impact on both the commercial and clinical activities relating to the MGuard Prime EPS from the date of initiation through September 30, 2014. As a result of the voluntary field corrective action, we also suspended enrollment in our MASTER II trial (defined below), which had been previously launched to support our investigational device exemption (IDE) application for MGuard Prime with the U.S. Food and Drug Administration, pending a review by the U.S. Food and Drug Administration of the manufacturing improvements to the MGuard Prime EPS. The U.S. Food and Drug Administration approved the re-commencement of the MASTER II trial in October 2014.

Notwithstanding the U.S. Food and Drug Administration’s approval to re-commence enrollment of the MASTER II trial, in light of current market conditions moving toward the use of drug-eluting stents over bare-metal stents, we elected not to resume enrollment in the MASTER II trial. As a result of this change, the MASTER II trial will no longer be a U.S. Food and Drug registration trial. We intend to devote many of the resources originally planned for the MASTER II trial toward developing a drug-eluting stent coronary product incorporating our MicroNet mesh.

In September 2014, we announced the results of the first clinical trial of CGuard EPS, the CARENET (CARotid Embolic protection study using MicroNET) trial. The CARENET trial was a multi-specialty trial that assessed the peri-procedural safety and efficacy of CGuard systems in the treatment of carotid lesions. The CARENET trial recruited 30 patients and achieved its primary end point with 0 percent MACE (meaning no death, stroke or myocardial infarction) at 30 days. Additionally, as compared to published historical control groups of non-mesh covered carotid stents, the incidence of new ischemic lesions as assessed by diffusion-weighted magnetic resonance imaging after carotid artery stenting was reduced by almost 50 percent. The CARENET trial also reported an average lesion volume per patient that was 10 times smaller than these historical control groups. The reduction in both the number of new ischemic lesions and the volume of those lesions indicates therapeutic benefits of the MicroNet technology in this patient cohort after 30 days, as compared to the historical control groups.

In October 2014, we launched a limited market release of and received first commercial orders for the CGuard EPS in certain European countries. The full launch of CGuard EPS is scheduled to occur in 2015, concurrently with the full launch of the rapid exchange delivery system for CGuard EPS.

On November 7, 2014, we sold 6,261,846 shares of our common stock and warrants to purchase 3,130,923 shares of our common stock in a registered direct offering. The common stock was sold at a negotiated purchase price of $1.30 per share, and each purchaser received a warrant to purchase one-half of a share of common stock for each share of common stock that it purchased in the offering. The warrants are non-exercisable for six months after the date of issuance and have a term of exercise of 42 months after the date of issuance and an exercise price of $1.75. This offering resulted in net proceeds to us of approximately $7.4 million after deducting placement agent fees and other estimated offering expenses. Such sales were made pursuant to our effective $75 million shelf registration statement filed with the SEC in October 2013 (File No. 333-191875).

Critical Accounting Policies

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are more fully described in both (i) the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and (ii) Note 2 of the Notes to the Consolidated Financial Statements included in the Transition Report on Form 10-KT for the transition period from July 1, 2013 to December 31, 2013, as amended by Amendment No. 1 filed with the Securities and Exchange Commission on September 25, 2014. There have not been any material changes to such critical accounting policies since December 31, 2013.

The currency of the primary economic environment in which our operations are conducted is the U.S. dollar (“$” or “dollar”). Accordingly, our currency is the dollar.

 Results of Operations

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

Revenues. For the three months ended September 30, 2014, revenue decreased by $1.3 million, or 82.4%, to $0.3 million from $1.6 million during the same period in 2013. This decrease was driven by a decrease in sales volume of $1.3 million, or 82.3%, as well as by price decreases to our repeat distributors of $1,000, or 0.1%. The decrease is due to our voluntary field action (VFA) which resulted in a temporary suspension of MGuard™ Prime EPS sales, our primary commercial product. On June 18, 2014, we received European regulatory approval to modify, redeploy and resume the manufacturing of our MGuard™ Prime EPS, and all distributed products sent back to us has been modified and shipped to direct hospital customers and the majority of our distributor partners, who have begun shipping modified products back into hospital accounts.

With respect to regions, the decrease in revenue was primarily attributable to a decrease of $0.9 million in revenue from our distributors in Europe, $0.2 million in revenue from our distributors in Latin America, $0.1 million in revenue from our distributors in Africa and $0.1 million in revenue from our distributors in the rest of the world.

Gross Profit (Loss). For the three months ended September 30, 2014, we had a gross loss (revenue less cost of revenues) of $0.1 million, as compared to a gross profit of $0.8 million during the same period in 2013, representing a decrease of 109.5%, or $0.9 million. This decrease in gross profit was attributable to the impact of the VFA which included a decrease in revenues of $1.3 million (see above for explanation), partially offset by a decrease in cost of revenues of $0.4 million. Gross margin (gross profits as a percentage of revenue) decreased from 51.7% in the three months ended September 30, 2013 to (27.8)% in the same period in 2014.

Research and Development Expenses. For the three months ended September 30, 2014, research and development expenses increased by 59.3%, or $0.9 million, to $2.5 million, from $1.6 million during the same period in 2013. This increase in research and development expenses resulted primarily from an increase of $0.3 million in related salaries, $0.1 million in related share-based compensation expenses, $0.1 million in miscellaneous expenses and $0.3 million in clinical trial and development expenses associated with our CGuardTM EPS product. In addition, expenditures related to our eMaster post-market registry increased by $0.1 million, and expenditures related to our optical coherence tomography (OCT) clinical study, for which enrollment is expected to begin in the fourth calendar quarter of 2014, increased by $0.1 million. This increase in research and development expenses, however, was partially offset by a decrease of $0.1 million in expenses associated with our MASTER II trial, for which enrollment had been suspended due to the VFA. Research and development expenses as a percentage of revenue increased to 901.1% for the three months ended September 30, 2014, from 99.5% in the same period in 2013.

Selling and Marketing Expenses. For the three months ended September 30, 2014, selling and marketing expenses increased by 117.6%, or $1.0 million, to $1.8 million, from $0.8 million during the same period in 2013. This increase in selling and marketing expenses resulted primarily from an increase of $0.6 million in salaries and an increase of $0.1 million in share-based compensation as we hired additional sales personnel in an effort to expand our sales activities worldwide, an increase of $0.2 million in expenditures related to the Transcatheter Cardiovascular Therapeutics (TCT) conference in Washington, D.C. held this year in the third quarter as compared to the fourth quarter in 2013, and an increase of $0.1 million in travel expenses associated with the increased number of our sales force. Much of these sales initiatives were driven by efforts to support the new sales strategies in key European and Latin American countries. Selling and marketing expenses as a percentage of revenue increased to 661.5% in the three months ended September 30, 2014 from 53.5% in the same period in 2013.

General and Administrative Expenses. For the three months ended September 30, 2014, general and administrative expenses decreased by 7.5%, or $0.2 million, to $2.1 million from $2.3 million during the same period in 2013. The decrease in general and administrative expenses resulted primarily from a decrease of $0.1 million in legal expenses and a decrease in travel expenses of $0.1 million. General and administrative expenses as a percentage of revenue increased to 783.5% in the three months ended September 30, 2014 from 149.0% in the same period in 2013.

Financial Expenses. For the three months ended September 30, 2014, financial expenses increased by 449.1%, or $0.2 million, to $0.3 million from $0.1 million during the same period in 2013. The increase in financial expenses partially resulted from an increase of $0.4 million of amortization and interest expenses, partially offset by our incurring $0.1 million of expenses in the three months ended September 30, 2013 pertaining to our obligation to issue shares of common stock without new consideration to the investors in our March 2011 private placement due to certain anti-dilution rights held by such stockholders and the non-cash revaluations of our warrants. No such expense occurred during the three months ended September 30, 2014. Financial expenses as a percentage of revenue increased to 114.7% in the three months ended September 30, 2014, from 3.7% in the same period in 2013.

Tax Expenses. For the three months ended September 30, 2014, tax expenses decreased by $22,000 from $3,000 in the three months ended September 30, 2013 to $19,000 of tax income during the same period in 2014.

Net Loss. Our net loss increased by $2.8 million, or 71.7%, to $6.8 million for the three months ended September 30, 2014 from $4.0 million during the same period in 2013. The increase in net loss resulted primarily from an increase of $1.7 million in operating expenses primarily associated with research and development and sales and marketing expansion (see above for explanation), a decrease of $0.9 million in gross profit (see above for explanation), and an increase of $0.2 million in financial expenses (see above for explanation).

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

Revenues. For the nine months ended September 30, 2014, revenue decreased by $2.6 million, or 57.3%, to $1.9 million from $4.5 million during the same period in 2013. This decrease was driven by a decrease in sales volume of $2.6 million, or 57.4%, partially offset by price increases to our repeat distributors of $4,000, or 0.1%. The decrease is due to our VFA which resulted in a temporary suspension of MGuard™ Prime EPS sales, our primary commercial product. On June 18, 2014, we received European regulatory approval to modify, redeploy and resume the manufacturing of our MGuard™ Prime EPS, and all distributed products sent back to us has been modified and shipped to direct hospital customers and the majority of our distributor partners, who have begun shipping modified products back into hospital accounts.

With respect to regions, the decrease in revenue was primarily attributable to a decrease of $2.4 million in revenue from our distributors in Europe, $0.5 million in revenue from our distributors in Latin America and $0.1 million in revenue from our distributors in Africa, partially offset by an increase of $0.4 million in revenue from our distributors in the Middle East.

Gross Profit. For the nine months ended September 30, 2014, gross profit (revenue less cost of revenues) decreased by 83.1%, or $1.9 million, to $0.4 million from $2.3 million during the same period in 2013. This decrease in gross profit was attributable to the impact of the VFA which included a decrease in revenues of $2.6 million (see above for explanation), partially offset by a decrease in cost of revenues of $0.7 million. The cost of revenues for the nine months ended September 30, 2014 included $0.4 million of costs associated with the VFA, including the costs of modifying and shipping the distributor products sent back to us . Gross margin (gross profits as a percentage of revenue) decreased from 50.6% in the nine months ended September 30, 2013 to 20.0% in the same period in 2014.

Research and Development Expenses. For the nine months ended September 30, 2014, research and development expenses increased by 114.0%, or $4.0 million, to $7.5 million, from $3.5 million during the same period in 2013. This increase in research and development expenses resulted primarily from increases of $0.7 million in related salaries, $0.2 million in related share-based compensation expenses, $0.1 million in related travel expenses, $0.1 million in miscellaneous expenses, $1.8 million in clinical trial expenses associated with our MASTER II trial and $0.7 million in clinical trial and development expenses associated with our CGuardTM EPS product. In addition, expenditures related to product development increased by $0.4 million, expenditures related to our eMaster post-market registry increased by $0.2 million, expenditures related to our OCT clinical study, for which enrollment is expected to begin in the fourth calendar quarter of 2014, increased by $0.1 million and expenditures related to patents increased by $0.1 million. This increase in research and development expenses, however, was partially offset by a decrease of $0.4 million in expenses associated with our MASTER I trial which concluded in 2013. Research and development expenses as a percentage of revenue increased to 384.2% for the nine months ended September 30, 2014, from 76.6% in the same period in 2013.

Selling and Marketing Expenses. For the nine months ended September 30, 2014, selling and marketing expenses increased by 77.2%, or $2.2 million, to $5.0 million, from $2.8 million during the same period in 2013. This increase in selling and marketing expenses resulted primarily from an increase of $1.5 million in salaries and an increase of $0.3 million in share-based compensation, as we hired additional sales personnel in an effort to expand our sales activities worldwide, an increase of $0.2 million in expenditures related to the Transcatheter Cardiovascular Therapeutics (TCT) conference in Washington, D.C. held this year in the third quarter as compared to the fourth quarter in 2013, an increase of $0.2 million in travel expenses for the increased number of our sales force and an increase of $0.2 million in miscellaneous expenses. Much of these sales initiatives were driven by our increased efforts to support the new sales strategies in key European and Latin American countries. This increase in selling and marketing expenses, however, was partially offset by a decrease of $0.2 million in product promotion expenses. Selling and marketing expenses as a percentage of revenue increased to 258.2% in the nine months ended September 30, 2014 from 62.2% in the same period in 2013.

General and Administrative Expenses. For the nine months ended September 30, 2014, general and administrative expenses decreased by 2.2%, or $0.2 million, to $7.1 million, from $7.3 million during the same period in 2013. This decrease in general and administrative expenses resulted primarily from a decrease of $0.5 million in share-based compensation, partially offset by an increase in salaries of $0.2 million and an increase of $0.1 million in miscellaneous expenses. General and administrative expenses as a percentage of revenue increased to 365.8% in the nine months ended September 30, 2014 from 159.5% in the same period in 2013.

Financial Expenses. For the nine months ended September 30, 2014, financial expenses decreased by 91.6%, or $11.4 million, to $1.1 million from $12.5 million during the same period in 2013. The decrease in financial expenses partially resulted from a decrease of $1.1 million of amortization and interest expenses. In the nine months ended September 30, 2014, we recognized $1.1 million in amortization and interest expense, in contrast to the nine months ended September 30, 2013, during which we recognized $2.2 million of amortization and interest expense pertaining to our previously outstanding senior convertible debentures and their related issuance costs. In addition, we incurred $1.6 million of expense in the nine months ended September 30, 2013 pertaining to our obligation to issue shares of common stock without new consideration to the investors in our March 2011 private placement due to certain anti-dilution rights held by such stockholders and the non-cash revaluations of our warrants, as well as $9.9 million of expense pertaining to the adjustment of the conversion ratio of our convertible debentures prior to their retirement in April 2013. No such expenses occurred during the nine months ended September 30, 2014. This decrease in expenses was partially offset by the absence of any revaluations of our warrants during the nine months ended September 30, 2014. During the nine months ended September 30, 2013, we recognized $1.1 million of financial income pertaining to the revaluation of certain of our warrants due to our stock price decreasing from $3.90 to $2.21 during such period. No such income was recognized during the nine months ended September 30, 2014. Financial expense as a percentage of revenue decreased to 54.0% in the nine months ended September 30, 2014, from 273.9% in the same period in 2013.

Tax Expenses. For the nine months ended September 30, 2014, tax expenses increased $41,000 to $3,000 from $38,000 of tax income during the same period in 2013.

Net Loss. Our net loss decreased by $3.5 million, or 14.6%, to $20.3 million for the nine months ended September 30, 2014 from $23.8 million during the same period in 2013. The decrease in net loss resulted primarily from a decrease of $11.4 million in financial expenses (see above for explanation), partially offset by an increase of $6.0 million in operating expenses primarily associated with research and development and sales and marketing expansion (see above for explanation), and a decrease of $1.9 million in gross profit (see above for explanation).

Liquidity and Capital Resources

We had an accumulated deficit of $102.6 million as of September 30, 2014, as well as net losses and negative operating cash flows in recent years and the current quarter. We expect to continue incurring losses and negative cash flows from operations until our MGuard and CGuard products reach profitability. As a result of these expected losses and negative cash flows from operations, along with our current cash position, we do not have sufficient resources to fund operations for the next twelve months. Therefore, there is substantial doubt about our ability to continue as a going concern.

Our plans include the continued successful commercialization of the MGuard and CGuard products and raising capital through the sale of additional equity securities or debt. There are no assurances, however, that we will be successful in obtaining sufficient financing to fund our operations. If we are unsuccessful in commercializing our MGuard or CGuard products to the level of profitability and raising capital, we may need to reduce activities, curtail or cease operations.

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

On October 23, 2013, we entered into an at-the-market issuance sales agreement with MLV & Co. LLC (MLV), pursuant to which we may issue and sell shares of our common stock in an aggregate amount up to $40.0 million from time to time in an “at-the-market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, through MLV as our sales agent.  On August 15, 2014, we sold 948,000 shares of our common stock, at $2.40 per share, pursuant to the at-the-market issuance sales agreement with MLV.   These sales resulted in net proceeds to us of approximately $2.2 million.  We paid MLV compensation at a commission rate of 3% of the gross sales.  Prior to these sales, we have not made any sales under this “at-the-market” equity offering program, and, as of September 30, 2014, shares of our common stock having an aggregate value of approximately $37.7 million remained available for sale under this offering program.  Such sales were made pursuant to our effective $40 million shelf registration statement filed with the SEC in October 2013 (File No. 333-191875). Our securities purchase agreement with purchasers of shares of our common stock and warrants to purchase our common stock, dated November 4, 2014, entered into in connection with the registered direct offering, prohibits us from issuing and selling additional shares of our common stock under this “at-the-market” equity offering program until November 7, 2016.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

General. At September 30, 2014, we had cash and cash equivalents of $5.0 million, as compared to $17.5 million as of December 31, 2013. We have historically met our cash needs through a combination of issuing new shares, borrowing activities and product sales. Our cash requirements are generally for clinical trials, marketing and sales activities, finance and administrative cost, capital expenditures and general working capital.

Cash used in our operating activities was $14.3 million for the nine months ended September 30, 2014 and $7.8 million for the same period in 2013. The principal reason for the usage of cash in our operating activities for the nine months ended September 30, 2014 was a net loss of $20.3 million, offset by $3.2 million in non-cash share-based compensation that was largely paid to our directors and chief executive officer, a decrease in working capital of $2.3 million, $0.3 million of non-cash financial expense and $0.2 million of depreciation and amortization expenses The principal reasons for the usage of cash in our operating activities for the nine months ended September 30, 2013 included a net loss of $23.8 million offset by $12.2 million in non-cash financial expenses, $3.3 million in non-cash share-based compensation, a decrease in working capital of $0.3 million and $0.2 million in depreciation and amortization expenses.

Cash used in our investing activities was $67,000 during the nine months ended September 30, 2014, compared to $293,000 during the same period in 2013. The principal reason for the decrease in cash used in investing activities during 2014 was the $93,000 decrease in restricted cash upon the removal of fixed liens in connection with our credit cards, as well as a decrease of $90,000 in purchases of property, plant and equipment.

Cash provided by financing activities for the nine months ended September 30, 2014 was $1.8 million, compared to $14.1 million during the same period in 2013. The principal source of the cash provided by financing activities during the nine months ended September 30, 2014 relates to funds received from the issuance of ATM shares of approximately $2.2 million, offset by the repayment of a loan of $0.3 million. The principal source of the cash provided by financing activities during the nine months ended September 30, 2013 relates to funds received from the issuance of shares in connection with the underwritten public offering of our common stock of approximately $22.9 million, partially offset by the partial satisfaction of our convertible debentures for approximately $8.8 million.

As of September 30, 2014, our current liabilities exceeded our current assets by a multiple of 1.2. Current assets decreased by $13.8 million during the period, mainly due to cash used in operations, and current liabilities increased by $3.4 million during the period. As a result, our working capital surplus decreased by $17.2 million to a working capital deficit of $1.8 million at September 30, 2014.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Codification 606, Revenue from contracts with customers. The objective of the new revenue standard is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services, based on a five step model that includes the identification of the contract with the customer and the performance obligations in the contract, determination of the transaction price, allocation of the transaction price to the performance obligations in the contract and recognizing revenue when (or as) the entity satisfies a performance obligation. The revenue standard is effective for annual periods beginning on or after January 1, 2017. Early adoption is permitted.

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. Currently, there is no guidance under accounting principles generally accepted in the U.S. about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in Accounting Standards Update 2014-15 provide that guidance. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. This new standard requires management to assess the entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). Accounting Standards Update 2014-15 will be effective prospectively for annual reporting periods ending after the first annual period ending after December 15, 2016 and interim periods therein. Early application of the standard is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued.

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of September 30, 2014, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of September 30, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation that arises through the normal course of business.  As of the date of this filing, we are not a party to any material litigation nor are we aware of any such threatened or pending litigation.

Item 1A. Risk Factors

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. You should carefully consider the risks described below and the other information included in this Quarterly Report on Form 10-Q and the Transition Report on Form 10-KT for the six month period ended December 31, 2013, including the consolidated financial statements and related notes. If any of the following risks, or any other risks not described below, actually occur, it is likely that our business, financial condition, and/or operating results could be materially adversely affected. The risks and uncertainties described below include forward-looking statements and our actual results may differ from those discussed in these forward-looking statements.

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

Our financial statements for the quarter ended September 30, 2014 contain an explanatory paragraph in the footnotes, as to our ability to continue as a going concern, which could prevent us from obtaining new financing on reasonable terms or at all.

Because we have had recurring losses and negative cash flows from operating activities and have significant future commitments, substantial doubt exists regarding our ability to remain in operation at the same level we are currently performing. Accordingly, the footnotes to our financial statements for the quarter ended September 30, 2014 include an explanatory paragraph as to our potential inability to continue as a going concern. Additionally, the doubts regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all.

We will need to raise additional capital to meet our business requirements in the future and such capital raising may be costly or difficult to obtain and could dilute our stockholders’ ownership interests.

The net proceeds from the November 7, 2014 offering of 6,261,846 shares of our common stock and warrants to purchase 3,130,923 shares of our common stock are expected to be sufficient to enable us to continue operations for only a short period of time. In order to fully realize all of our business objectives, absent any non-dilutive funding from a strategic partner or some other strategic transaction we will need to raise additional capital in the first half of 2015, which may not be available on reasonable terms or at all. For instance, we will need to raise additional funds to accomplish the following:

•	developing CGuard, a drug-eluting stent with MicroNet, PVGuard and any additional products;

•	pursuing growth opportunities, including more rapid expansion;

•	acquiring complementary businesses;

•	making capital improvements to improve our infrastructure;

•	hiring qualified management and key employees;

•	developing new services, programming or products;

•	responding to competitive pressures;

•	complying with regulatory requirements such as licensing and registration; and

•	maintaining compliance with applicable laws.

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

The voluntary field action of our MGuard Prime EPS and any future recalls and/or product withdrawals due to product defects or product enhancements and modifications, could have a significant adverse impact on us.

The manufacturing and marketing of medical devices involves an inherent risk that our products may prove to be defective and cause a health risk even after regulatory clearances have been obtained. Medical devices may also be modified after regulatory clearance is obtained to such an extent that additional regulatory clearance is necessary before the device can be further marketed. In these events, we may voluntarily implement a recall or market withdrawal or may be required to do so by a regulatory authority.

On April 30, 2014 we initiated a voluntary field corrective action of our MGuard Prime EPS to address the issue of stent retention following reports of MGuard Prime EPS stent dislodgements in patients. Although there have been no reports of death or serious injury as a result of such dislodgements, we decided to suspend shipments of the MGuard Prime EPS and implement a field corrective action to enhance the reliability and performance of the affected product units in the field. As a result of our voluntary field action, we are subject to numerous risks and uncertainties, including the following:

•	although we received European regulatory approval to resume manufacturing and distribution of our MGuard Prime EPS stent with a modified stent securement process and have modified all existing MGuard Prime EPS returned to us, the suspension of shipments has and will continue to adversely impact revenue until we and our distributor partners have completed shipping all of the modified products back to our customers, and there is no assurance that our revenue will return to the level prior to the suspension of shipments;

•	we are more susceptible to claims such as products liability claims, distributor claims and class action lawsuits as a result of the reported product malfunction and voluntary field action, which could significantly increase our costs and may have a material adverse effect on our business, financial condition and results of operations;

•	the direct and indirect costs associated with the voluntary field action and re-launch of our product are difficult to predict and will likely divert significant managerial, financial and other resources, which could have an adverse effect on our financial condition and operating results and could hinder our ability to carry out initiatives relating to other new products or product enhancements; and

•	our decision to implement the voluntary field action and discontinue shipments, and any future action, may harm our reputation or the market’s perception of our products, which could have a negative impact on our future sales and our ability to generate profits.

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

In addition to the foregoing, since we initiated our voluntary field action we have received a demand from one distributor that we refund approximately $160,000 in lieu of receiving refitted product and a demand from a second distributor to provide unspecified compensation for pre-paid goods subject to the voluntary field action, related costs and any third claims. We do not believe that these distributors are entitled to any compensation or refunds due to the voluntary field action and we intend to defend ourselves against any such claims.

We expect to derive our revenue from sales of our MGuard and CGuard stent products and other products we may develop. If we fail to generate revenue from these sources, our results of operations and the value of our business would be materially and adversely affected.

We expect our revenue to be generated from sales of our MGuard and CGuard stent products and other products we may develop. Future sales of these products, if any, will be subject to the receipt of regulatory approvals and commercial and market uncertainties that may be outside our control. Even if we are successful in development of DES-MicroNet product or any other products we may develop, there can be no assurance that the product will gain market acceptance or prove to be commercially successful. If we fail to generate such revenues, our results of operations and the value of our business and securities would be materially and adversely affected.

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

In addition, statutory differences in patentable subject matter depending on the jurisdiction may limit the protection we obtain on certain of the technologies we develop. The laws of some foreign jurisdictions do not offer the same protections to, or may make it more difficult to effect the enforcement of, proprietary rights as in the U.S., a risk that may be exacerbated if we move our manufacturing to certain counties in Asia. If we encounter such difficulties or are otherwise precluded from effectively protecting our intellectual property rights in any foreign jurisdictions, our business prospects could be substantially harmed.

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

We currently manufacture our MGuard and CGuard products at our facility in Tel Aviv, Israel, and we have contracted with QualiMed Innovative Medizinprodukte GmbH, a German manufacturer, to assist in production of MGuard. If there were a disruption to our existing manufacturing facility, we would have no other means of manufacturing our MGuard or CGuard stents until we were able to restore the manufacturing capability at our facility or develop alternative manufacturing facilities. If we were unable to produce sufficient quantities of our MGuard or CGuard stents to meet market demand or for use in our current and planned clinical trials, or if our manufacturing process yields substandard stents, our development and commercialization efforts would be delayed.

We currently have limited resources, facilities and experience to commercially manufacture our product candidates. In order to produce our stents in the quantities that we anticipate will be required to meet anticipated market demand, we will need to increase, or “scale up,” the production process by a significant factor over the current level of production. There are technical challenges to scaling-up manufacturing capacity, and developing commercial-scale manufacturing facilities will require the investment of substantial funds and hiring and retaining additional management and technical personnel who have the necessary manufacturing experience. We may not successfully complete any required scale-up in a timely manner or at all. If unable to do so, we may not be able to meet potential future demand. If we are unable to manufacture a sufficient supply of our MGuard or CGuard stents, our revenues, business and financial prospects would be adversely affected and we may suffer reputational harm, which could further adversely affect our revenues, business and financial prospects. In addition, if the scaled-up production process is not efficient or produces stents that do not meet quality and other standards, our future gross margins may decline. Also, our current and planned personnel, systems, procedures and controls may not be adequate to support our anticipated growth. If we are unable to manage our growth effectively, our business could be harmed.

Additionally, any damage to or destruction of our Tel Aviv facility or its equipment, prolonged power outage or contamination at our facility would significantly impair our ability to produce either MGuard or CGuard stents.

Finally, the production of our stents must occur in a highly controlled, clean environment to minimize particles and other yield and quality-limiting contaminants. In spite of stringent quality controls, weaknesses in process control or minute impurities in materials may cause a substantial percentage of defective products in a lot. If we are unable to maintain stringent quality controls, or if contamination problems arise, our clinical development and commercialization efforts could be delayed, which would harm our business and results of operations.

Pre-clinical and clinical trials will be lengthy and expensive, and any delay or failure of clinical trials could prevent us from commercializing our stent products, which would materially and adversely affect our results of operations and the value of our business.

As part of the regulatory process, we must conduct clinical trials for each product candidate to demonstrate safety and efficacy to the satisfaction of the regulatory authorities, including the U.S. Food and Drug Administration. Clinical trials are subject to rigorous regulatory requirements and are expensive and time-consuming to design and implement. It will require the enrollment of a large number of patients, and suitable patients may be difficult to identify and recruit, which may cause a delay in the development and commercialization of our product candidates. In some trials, a greater number of patients and a longer follow up period may be required. Patient enrollment in clinical trials and the ability to successfully complete patient follow-up depends on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and efficacy of our products, or they may be persuaded to participate in contemporaneous clinical trials of competitive products. In addition, patients participating in our clinical trials may die before completion of the trial or suffer adverse medical events unrelated to or related to our products. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial may cause an increase in costs and delays or result in the failure of the clinical trial.

In addition, the length of time required to complete clinical trials for pharmaceutical and medical device products varies substantially according to the degree of regulation and the type, complexity, novelty and intended use of a product, and can continue for several years and cost millions of dollars. The commencement and completion of clinical trials for our existing products and those under development may be delayed by many factors, including governmental or regulatory delays and changes in regulatory requirements, policy and guidelines or our inability or the inability of any potential licensee to manufacture or obtain from third parties materials sufficient for use in preclinical studies and clinical trials.

For example, we decided to discontinue our MASTER II trial notwithstanding the resources we had spent on the trial due to the change in market demand and the delay in the U.S. Food and Drug Administration review process following the voluntary field corrective action. With respect to the drug-eluting stent incorporating MicroNet, it will take more than a year to complete the clinical trials, if required for CE mark approval, and submit the DES-MicroNet product for CE mark approval and begin to commercialize the product, even if the trials are successful.

Physicians may not widely adopt our stents unless they determine, based on experience, long-term clinical data and published peer reviewed journal articles, that the use of our stents provides a safe and effective alternative to other existing treatments for coronary artery disease.

We believe that physicians will not widely adopt our stents unless they determine, based on experience, long-term clinical data and published peer reviewed journal articles, that the use of our stents provides a safe and effective alternative to other existing treatments for coronary artery disease, including coronary artery bypass grafting balloon angioplasty, bare-metal stents and other drug-eluting stents, provided by Boston Scientific Corporation, Medtronic Inc., Abbott Laboratories and others, to carotid endarterectomy or using conventional stenting for carotid artery disease.

We cannot provide any assurance that the data collected from our current and planned clinical trials will be sufficient to demonstrate that our stents are an attractive alternative to other procedures. If we fail to demonstrate safety and efficacy that is at least comparable to existing and future therapies available on the market, our ability to successfully market our stents will be significantly limited. Even if the data collected from clinical studies or clinical experience indicate positive results, each physician’s actual experience with our stents will vary. Clinical trials conducted with our stents have involved procedures performed by physicians who are technically proficient and are high-volume stent users. Consequently, both short-term and long-term results reported in these clinical trials may be significantly more favorable than typical results of practicing physicians, which could negatively affect rates of adoptions of our products. We also believe that published peer-reviewed journal articles and recommendations and support by influential physicians regarding our stents will be important for market acceptance and adoption, and we cannot assure you that we will receive these recommendations and support, or that supportive articles will be published.

Physicians currently consider drug-eluting stents to be the industry standard for treatment of coronary artery disease. None of our current products is a drug-eluting stent, and this may adversely affect our business.

Our ability to attract customers depends to a large extent on our ability to provide goods that meet the customers’ and the market’s demands and expectations. If we do not have a product that is expected by the market, we may lose customers. While physicians currently consider drug-eluting stents to be the industry standard for treatment of coronary artery disease, none of our stent products incorporates drug-eluting stents. Although we are in the process of developing a product incorporating a drug-eluting stent and MicroNet, there is no assurance that we will complete the development and commercialize the DES-MicroNet product. Our failure to provide industry standard devices could adversely affect our business, financial condition and results of operations.

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

We market our products in international markets. In order to market our products in other foreign jurisdictions, we must obtain separate regulatory approvals from those obtained in the U.S. and Europe. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain CE mark or U.S. Food and Drug Administration approval. Foreign regulatory approval processes may include all of the risks associated with obtaining CE mark or U.S. Food and Drug Administration approval in addition to other risks. We may not obtain foreign regulatory approvals on a timely basis, if at all. CE mark approval does not ensure approval by regulatory authorities in other countries. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in certain markets.

We operate in an intensely competitive and rapidly changing business environment, and there is a substantial risk our products could become obsolete or uncompetitive.

The medical device market is highly competitive. We compete with many medical device companies in the U.S. and internationally in connection with our current product and products under development. We face competition from numerous pharmaceutical and biotechnology companies in the therapeutics area, as well as competition from academic institutions, government agencies and research institutions. When we commercialize our products, we expect to face intense competition from Boston Scientific Corporation, Guidant Corporation, Medtronic, Inc., Abbott Vascular Devices, Johnson & Johnson, Terumo Medical Corporation, Covidien Ltd., Cordis Corporation and others. Most of our current and potential competitors, including but not limited to those listed above, have, and will continue to have, substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution and personnel resources than we do. There can be no assurance that we will have sufficient resources to successfully commercialize our products, if and when they are approved for sale. The worldwide market for stent products is characterized by intensive development efforts and rapidly advancing technology. Our future success will depend largely upon our ability to anticipate and keep pace with those developments and advances. Current or future competitors could develop alternative technologies, products or materials that are more effective, easier to use or more economical than what we or any potential licensee develop. If our technologies or products become obsolete or uncompetitive, our related product sales and licensing revenue would decrease. This would have a material adverse effect on our business, financial condition and results of operations.

We may become subject to claims by much larger and better capitalized competitors seeking to invalidate our intellectual property or our rights thereto.

Based on the prolific litigation that has occurred in the stent industry and the fact that we may pose a competitive threat to some large and well-capitalized companies that own or control patents relating to stents and their use, manufacture and delivery, we believe that it is possible that one or more third parties will assert a patent infringement claim against the manufacture, use or sale of our stents based on one or more of these patents. These companies also own patents relating to the use of drugs to treat restenosis, stent architecture, catheters to deliver stents, and stent manufacturing and coating processes and compositions, as well as general delivery mechanism patents like rapid exchange that might be alleged to cover one or more of our products. A number of stent-related patents are owned by very large and well-capitalized companies that are active participants in the stent market. For example, we are aware of one public company that is pursuing patent protection directed to layered materials disposed over a particular stent configuration. In addition, it is possible that a lawsuit asserting patent infringement, misappropriation of intellectual property, or related claims may have already been filed against us of which we are not aware. As the number of competitors in the stent market grows, the possibility of patent infringement by us, and/or a patent infringement or misappropriation claim against us, increases.

These companies have maintained their position in the market by, among other things, establishing intellectual property rights relating to their products and enforcing these rights aggressively against their competitors and new entrants into the market. All of the major companies in the stent and related markets, including Boston Scientific Corporation and Medtronic, Inc., have been repeatedly involved in patent litigation relating to stents since at least 1997. The stent and related markets have experienced rapid technological change and obsolescence in the past, and our competitors have strong incentives to stop or delay the introduction of new products and technologies. We may pose a competitive threat to many of the companies in the stent and related markets. Accordingly, many of these companies will have a strong incentive to take steps, through patent litigation or otherwise, to prevent us from commercializing our products. Such litigation or claims would divert attention and resources away from the development and/or commercialization of our product and product development, and could result in an adverse court judgment that would make it impossible or impractical to sell our products in one or more territories.

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

Some of the components of our products are currently provided by only one vendor, or a single-source supplier. For MGuard, we depend on QualiMed Innovative Medizinprodukte GmbH, which manufactures the body of the stent, MeKo Laserstrahl-Materialbearbeitung for the laser cutting of the stent, Natec Medical Ltd. and Creganna-Tactx Medical, Ireland for the supply of catheters, and Biogeneral Inc. for the fiber. We may have difficulty obtaining similar components from other suppliers that are acceptable to the U.S. Food and Drug Administration or foreign regulatory authorities if it becomes necessary.

If we have to switch to a replacement supplier, we will face additional regulatory delays and the interruption of the manufacture and delivery of our stents for an extended period of time, which would delay completion of our clinical trials or commercialization of our products. In addition, we will be required to obtain prior regulatory approval from the U.S. Food and Drug Administration or foreign regulatory authorities to use different suppliers or components that may not be as safe or as effective. As a result, regulatory approval of our products may not be received on a timely basis or at all.

Our relationship with our strategic partners in connection with the DES-MicroNet product development may not prove successful.

We plan to develop the DES-MicroNet product with two strategic partners who would supply FDA-approved or CE-marked drug-eluting stents. Our successful development of the DES-MicroNet product will depend, among other things, on our partners’ ability to supply drug-eluting stents that we may require. Our partners may not be able to supply us with drug-eluting stents due to bankruptcy, insolvency, liquidation, or reorganization; a lawsuit asserting patent infringement, misappropriation of intellectual property, or related claims filed against them; or failure to comply with ongoing regulatory requirements. If our partners are unable to produce sufficient quantities of drug-eluting stents for use in our current and planned clinical trials, or if their manufacturing process yields substandard stents, our development and commercialization efforts would be delayed and could increase our costs.

We may be exposed to product liability claims and insurance may not be sufficient to cover these claims.

We may be exposed to product liability claims based on the use of any of our products, or products incorporating our licensed technology, in clinical trials. We may also be exposed to product liability claims based on the sale of any such products following the receipt of regulatory approval. Product liability claims could be asserted directly by consumers, health-care providers or others. We have obtained product liability insurance coverage; however such insurance may not provide full coverage for our future clinical trials, products to be sold, and other aspects of our business. We also have liability insurance for our ongoing clinical trials. Insurance coverage is becoming increasingly expensive and we may not be able to maintain current coverage, or expand our insurance coverage to include future clinical trials or the sale of products incorporating our licensed technology if marketing approval is obtained for such products, at a reasonable cost or in sufficient amounts to protect against losses due to product liability or at all. A successful product liability claim or series of claims brought against us could result in judgments, fines, damages and liabilities that could have a material adverse effect on our business, financial condition and results of operations. We may incur significant expense investigating and defending these claims, even if they do not result in liability. Moreover, even if no judgments, fines, damages or liabilities are imposed on us, our reputation could suffer, which could have a material adverse effect on our business, financial condition and results of operations.

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

We operate globally and develop and manufacture products in multiple countries. Consequently, we face complex legal and regulatory requirements in multiple jurisdictions, which may expose us to certain financial and other risks. International sales and operations are subject to a variety of risks, including:

•	foreign currency exchange rate fluctuations;

•	greater difficulty in staffing and managing foreign operations;

•	greater risk of uncollectible accounts;

•	longer collection cycles;

•	logistical and communications challenges;

•	potential adverse changes in laws and regulatory practices, including export license requirements, trade barriers, tariffs and tax laws;

•	changes in labor conditions;

•	burdens and costs of compliance with a variety of foreign laws;

•	political and economic instability;

•	the escalation of hostilities in Israel, which could impair our ability to manufacture our products;

•	increases in duties and taxation;

•	foreign tax laws and potential increased costs associated with overlapping tax structures;

•	greater difficulty in protecting intellectual property;

•	the risk of third party disputes over ownership of intellectual property and infringement of third party intellectual property by our products; and

•	general economic and political conditions in these foreign markets.

Further, in the past, the State of Israel and Israeli companies have been subjected to an economic boycott. Several countries still restrict business and trade activity with the State of Israel and with Israeli companies. These restrictive laws and policies may have an adverse impact on our operating results, financial condition or the expansion of our business.

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

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act were enacted into law in the U.S. in March 2010. Certain provisions of these acts will not be fully implemented until 2018 for a number of years and there are many programs and requirements for which the details have not yet been fully established or consequences not fully understood, and it is unclear what the full impacts will be from the legislation. The legislation levies a 2.3% excise tax, that began on January 1, 2013, on all sales of any U.S. medical device listed with the U.S. Food and Drug Administration under Section 510(j) of the Federal Food, Drug, and Cosmetic Act and 21 C.F.R. Part 807, unless the device falls within an exemption from the tax, such as the exemption governing direct retail sale of devices to consumers or for foreign sales of these devices. If we commence sales of our MGuard or CGuard stent in the U.S., this new tax may materially and adversely affect our business and results of operations. The legislation also focuses on a number of Medicare provisions aimed at improving quality and decreasing costs. It is uncertain at this point what negative unintended consequences these provisions will have on patient access to new technologies. The Medicare provisions include value-based payment programs, increased funding of comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments). Additionally, the provisions include a reduction in the annual rate of inflation for hospitals which started in 2011 and the establishment of an independent payment advisory board to recommend ways of reducing the rate of growth in Medicare spending. We cannot predict what healthcare programs and regulations will be ultimately implemented at the federal or state level in the U.S., or the effect of any future legislation or regulation. However, any changes that lower reimbursements for our products or reduce medical procedure volumes could adversely affect our business plan to introduce our products in the U.S.

On September 26, 2012, the European Commission adopted a package of legislative proposals designed to replace the existing regulatory framework governing medical devices in the European Union. These proposals are currently being reviewed by the European Parliament and the Council and may undergo significant amendments as part of the legislative process. If adopted by the European Parliament and the Council in their present form, these proposed revisions would, among other things, impose stricter requirements on medical device manufacturers and strengthen the supervising competences of the competent authorities of European Union Member States and the notified bodies. As a result, if and when adopted, the proposed new legislation could prevent or delay the CE marking of our products under development or impact our ability to modify our currently CE marked products on a timely basis. The regulation of advanced therapy medicinal products is also in continued development in the European Union, with the European Medicines Agency publishing new clinical or safety guidelines concerning advanced therapy medicinal products on a regular basis. Any of these regulatory changes and events could limit our ability to form collaborations and our ability to continue to commercialize our products, and if we fail to comply with any such new or modified regulations and requirements it could adversely affect our business, operating results and prospects.

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

We may have violated section 15 of the Israeli Securities Law of 1968. Section 15 of the Israeli Securities Law of 1968 requires the filing of a prospectus with the Israel Securities Authority and the delivery thereof to offerees in connection with an offer or sale of securities to more than 35 offerees (where for the purpose of calculating such number, offerees of the type listed on the First Addendum of the Israeli Securities Law of 1968 shall not be taken into account) during any 12-month period. We allegedly issued securities to more than 35 offerees during certain 12-month periods, ending in October 2008. Our wholly-owned subsidiary, InspireMD Ltd., a private company incorporated under the laws of the State of Israel, applied for a no-action determination from the Israel Security Authority on February 14, 2011 in connection with the foregoing. To date, the Israel Securities Authority has not responded to InspireMD Ltd.’s application for no-action determination and we are unable to predict when a response will be received. The maximum penalties for violating section 15 of the Israeli Securities Law of 1968 are as follows: imprisonment of five years; a fine of up to approximately $317,000 to be paid by management of the violating company; and a fine of up to approximately $1,590,000 to be paid by the violating company, any of which penalties could result in a material adverse effect on our operations. We believe that it is unlikely that either we or any individual will be subject to fines or other penalties as a result of these alleged violations.

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

Our sole manufacturing facility and certain of our key personnel are located in Israel. Our business is directly affected by the political, economic and military conditions in Israel and its neighbors. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its Arab neighbors. A state of hostility, varying in degree and intensity, has caused security and economic problems in Israel. Although Israel has entered into peace treaties with Egypt and Jordan, and various agreements with the Palestinian Authority, there has been a marked increase in violence, civil unrest and hostility, including armed clashes, between the State of Israel and the Palestinians since September 2000. The establishment in 2006 of a government in the Gaza Strip by representatives of the Hamas militant group has created heightened unrest and uncertainty in the region. In mid-2006, Israel engaged in an armed conflict with Hezbollah, a Shiite Islamist militia group based in Lebanon, and in June 2007, there was an escalation in violence in the Gaza Strip. From December 2008 through January 2009, and again in November and December 2012, Israel engaged in an armed conflict with Hamas, which involved missile strikes against civilian targets in various parts of Israel and negatively affected business conditions in Israel. In July 2014, Israel launched an additional operation against Hamas operatives in the Gaza strip in response to Palestinian groups launching rockets at Israel. Recent political uprisings and social unrest in Syria are affecting its political stability, which has led to the deterioration of the political relationship between Syria and Israel and have raised new concerns regarding security in the region and the potential for armed conflict. Similar civil unrest and political turbulence is currently ongoing in many countries in the region. The continued political instability and hostilities between Israel and its neighbors and any future armed conflict, terrorist activity or political instability in the region could adversely affect our operations in Israel and adversely affect the market price of our shares of common stock. In addition, several countries restrict doing business with Israel and Israeli companies have been and are today subjected to economic boycotts. The interruption or curtailment of trade between Israel and its present trading partners could adversely affect our business, financial condition and results of operations.

In addition, some of our officers or key employees may be called to active duty at any time under emergency circumstances for extended periods of time. See “—Our operations could be disrupted as a result of the obligation of certain of our personnel residing in Israel to perform military service.”

Our operations could be disrupted as a result of the obligation of certain of our personnel residing in Israel to perform military service.

Some of our officers and employees reside in Israel and may be required to perform annual military reserve duty. Currently, all male adult citizens and permanent residents of Israel under the age of 40 (or older, depending on their position with the Israeli Defense Forces reserves), unless exempt, are obligated to perform military reserve duty annually and are subject to being called to active duty at any time under emergency circumstances. Our operations could be disrupted by the absence for a significant period of one or more of our officers or key employees due to military service. Any such disruption could have a material adverse effect on our business, results of operations and financial condition.

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

We may become subject to claims for remuneration or royalties for assigned service invention rights by our employees, which could result in litigation and adversely affect our business.

A significant portion of our intellectual property has been developed by our Israeli employees in the course of their employment for us. Under the Israeli Patent Law, 5727-1967 (the “Israeli Patent Law”), inventions conceived by an employee during the term and as part of the scope of his or her employment with a company are regarded as "service inventions," which belong to the employer, absent a specific agreement between the employee and employer giving the employee service invention rights. The Israeli Patent Law also provides that if there is no such agreement between an employer and an employee, the Israeli Compensation and Royalties Committee (the “C&R Committee”), a body constituted under the Israeli Patent Law, shall determine whether the employee is entitled to remuneration for his inventions. The C&R Committee (decisions of which have been upheld by the Israeli Supreme Court) has held that employees may be entitled to remuneration for their service inventions despite having specifically waived any such rights. Further, the C&R Committee has not yet set specific guidelines regarding the method for calculating this remuneration or the criteria or circumstances under which an employee’s waiver of his right to remuneration will be disregarded. We generally enter into intellectual property assignment agreements with our employees pursuant to which such employees assign to us all rights to any inventions created in the scope of their employment or engagement with us. Although our employees have agreed to assign to us service invention rights and have specifically waived their right to receive any special remuneration for such assignment beyond their regular salary and benefits, we may face claims demanding remuneration in consideration for assigned inventions. As a consequence of such claims, we could be required to pay additional remuneration or royalties to our current or former employees, or be forced to litigate such claims, which could negatively affect our business.

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

The tax benefits that are currently available to us under Israeli law require us to satisfy specified conditions. If we fail to satisfy these conditions, we may be required to pay increased taxes and would likely be denied these benefits in the future.

InspireMD Ltd. has been granted a “Beneficiary Enterprise” status by the Investment Center in the Israeli Ministry of Industry Trade and Labor, and we are therefore eligible for tax benefits under the Israeli Law for the Encouragement of Capital Investments, 1959. The main benefit is a two-year exemption from corporate tax, commencing when we begin to generate net income derived from the beneficiary activities in facilities located in Israel, and a reduced corporate tax rate for an additional five years, depending on the level of foreign investment in each year. In addition, under the January 1, 2011 amendment to the Israeli Law for the Encouragement of Capital Investments, 1959, a uniform corporate tax rate of 16% applies to all qualifying income of “Preferred Enterprise,” which we may be able to apply as an alternative tax benefit.

The tax benefits available to a Beneficiary Enterprise or a Preferred Enterprise are dependent upon the fulfillment of conditions stipulated under the Israeli Law for the Encouragement of Capital Investments, 1959 and its regulations, as amended, which include, among other things, maintaining our manufacturing facilities in Israel. If we fail to comply with these conditions, in whole or in part, the tax benefits could be cancelled and we could be required to refund any tax benefits that we received in the past. If we are no longer eligible for these tax benefits, our Israeli taxable income would be subject to regular Israeli corporate tax rates. The standard corporate tax rate for Israeli companies in 2014 is 26.5% of taxable income. The termination or reduction of these tax benefits would increase our tax liability, which would reduce our profits.

In addition to losing eligibility for tax benefits currently available to us under Israeli law, if we do not maintain our manufacturing facilities in Israel, we will not be able to realize certain tax credits and deferred tax assets, if any, including any net operating losses to offset against future profits.

The tax benefits available to Beneficiary Enterprises may be reduced or eliminated in the future. This would likely increase our tax liability.

The Israeli government may reduce or eliminate in the future tax benefits available to Beneficiary enterprises and Preferred Enterprises. Our Beneficiary Enterprise status and the resulting tax benefits may not continue in the future at their current levels or at any level. The 2011 amendment regarding Preferred Enterprise may not be applicable to us or may not fully compensate us for the change. The termination or reduction of these tax benefits would likely increase our tax liability. The amount, if any, by which our tax liability would increase will depend upon the rate of any tax increase, the amount of any tax benefit reduction, and the amount of any taxable income that we may earn in the future.

Risks Related to Our Common Stock

Our stock price has been and may continue to be volatile, which could result in substantial losses for investors.

The market price of our common stock has been and is likely to continue to be highly volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

•	technological innovations or new products and services by us or our competitors;

•	additions or departures of key personnel;

•	sales of our common stock, particularly under any registration statement for the purposes of selling any other securities, including management shares;

•	limited availability of freely-tradable “unrestricted” shares of our common stock to satisfy purchase orders and demand;

•	our ability to execute our business plan;

•	operating results that fall below expectations;

•	loss of any strategic relationship;

•	industry developments;

•	economic, political and other external factors; and

•	period-to-period fluctuations in our financial results.

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

On March 31, 2011, we became subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended, including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires us to conduct an annual management assessment of the effectiveness of our internal controls over financial reporting. It also requires an independent registered public accounting firm to test our internal control over financial reporting and report on the effectiveness of such controls. These reporting and other obligations place significant demands on our management, administrative, operational, internal audit and accounting resources. Any failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price. Moreover, effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed.

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

If securities and/or industry analysts fail to continue publishing research about our business, if they change their recommendations adversely or if our results of operations do not meet their expectations, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. In addition, it is likely that in some future period our operating results will be below the expectations of securities analysts or investors. If one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our stock price could decline.

Risks Related to our Indebtedness

Our obligations under our $10 million principal term loan are secured by substantially all of our assets, so if we default on those obligations, the lender could foreclose on our assets. As a result of these security interests, such assets would only be available to satisfy claims of our general creditors or to holders of our equity securities if we were to become insolvent at a time when the value of such assets exceeded the amount of our indebtedness and other obligations. In addition, the existence of these security interests may adversely affect our financial flexibility.

The lender under our $10 million principal term loan has a security interest in substantially all of our assets and those of InspireMD Ltd., our wholly-owned subsidiary. As a result, if we default under our obligations to the lender, the lender could foreclose on its security interests and liquidate some or all of these assets, which would harm our business, financial condition and results of operations.

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

The pledge of these assets and other restrictions may limit our flexibility in raising capital for other purposes. Because substantially all of our assets are pledged under the $10 million principal term loan, our ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on our financial flexibility.

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

Item 5. Other Information

On October 23, 2013, we entered into an at-the-market issuance sales agreement with MLV & Co. LLC (MLV), pursuant to which we may issue and sell shares of our common stock in an aggregate amount up to $40.0 million from time to time in an “at-the-market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, through MLV as our sales agent.  On August 15, 2014, we sold 948,000 shares of our common stock, at $2.40 per share, pursuant to the at-the-market issuance sales agreement with MLV.   These sales resulted in net proceeds to us of approximately $2.2 million.  We paid MLV compensation at a commission rate of 3% of the gross sales.  Prior to these sales, we have not made any sales under this “at-the-market” equity offering program, and, as of September 30, 2014, shares of our common stock having an aggregate value of approximately $37.7 million remained available for sale under this offering program.  Such sales were made pursuant to our effective $40 million shelf registration statement filed with the SEC in October 2013 (File No. 333-191875).  Our securities purchase agreement with purchasers of shares of our common stock and warrants to purchase our common stock, dated November 4, 2014, entered into in connection with the registered direct offering, prohibits us from issuing and selling additional shares of our common stock under this “at-the-market” equity offering program until November 7, 2016.

Item 6. Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSPIREMD, INC.

Date: November 12, 2014	By:	/s/ Alan Milinazzo

Name: Alan Milinazzo

Title: President and Chief Executive Officer

Date: November 12, 2014	By:	/s/ Craig Shore

Name: Craig Shore

Title: Chief Financial Officer, Secretary and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2012)

3.4	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2013)

10.1	Employment Agreement, dated July 14, 2014, by and between InspireMD, Inc. and James J. Barry, Ph.D (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2014)

10.2	Nonqualified Stock Option Agreement, dated July 14, 2014, by and between InspireMD, Inc. and James J. Barry, Ph.D (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2014)

10.3	Incentive Stock Option Agreement, dated July 14, 2014, by and between InspireMD, Inc. and James J. Barry, Ph.D (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2014)

10.4	Restricted Stock Award Agreement, dated July 14, 2014, by and between InspireMD, Inc. and James J. Barry, Ph.D (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2014)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements

* Filed herewith.

