Form 10-Q
period 2015-09-30
InspireMD, Inc.
filed 2015-11-09
CIK 1433607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

The number of shares of the registrant’s common stock, $0.0001 par value, outstanding as of November 9, 2015: 7,785,268.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INSPIREMD, INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2015

The amounts are stated in U.S. dollars

INSPIREMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in thousands)

	September 30,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,509	$6,300
Accounts receivable:
Trade, net	664	635
Other	199	359
Prepaid expenses	108	150
Inventory	1,081	1,924
Total current assets	8,561	9,368
NON-CURRENT ASSETS:
Property, plant and equipment, net	516	622
Deferred issuance costs	102	153
Funds in respect of employees rights upon retirement	466	498
Long-term prepaid expenses	20	66
Royalties buyout	96	752
Total non-current assets	1,200	2,091
Total assets	$9,761	$11,459

The accompanying notes are an integral part of the condensed consolidated financial statements.

INSPIREMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in thousands)

	September 30,	December 31,
	2015	2014
LIABILITIES NET OF CAPITAL DEFICIENCY
CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	$834	$909
Other	2,403	3,576
Advanced payment from customers	170	179
Current maturity of loan	4,123	3,809
Total current liabilities	7,530	8,473

LONG-TERM LIABILITIES:
Liability for employees rights upon retirement	658	687
Long-term loan	2,147	5,086
Total long-term liabilities	2,805	5,773

COMMITMENTS AND CONTINGENT LIABILITIES (Note 11)
Total liabilities	10,335	14,246

EQUITY (CAPITAL DEFICIENCY):
Common stock, par value $0.0001 per share; 125,000,000 shares authorized; 7,632,752 and 4,136,889 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	7	4
Additional paid-in capital	119,561	104,620
Accumulated deficit	(120,142)	(107,411)
Total capital deficiency	(574)	(2,787)
Total liabilities net of capital deficiency	$9,761	$11,459

The accompanying notes are an integral part of the condensed consolidated financial statements.

INSPIREMD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(U.S. dollars in thousands, except share and per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
REVENUES	$632	$273	$1,794	$1,948
COST OF REVENUES	543	349	1,954	1,558
GROSS PROFIT (LOSS)	89	(76)	(160)	390
OPERATING EXPENSES:
Research and development	781	2,460	2,880	7,485
Selling and marketing	588	1,806	2,600	5,030
General and administrative	1,713	2,139	5,270	7,126
Restructuring and impairment expenses	418		964
Total operating expenses	3,500	6,405	11,714	19,641
LOSS FROM OPERATIONS	(3,411)	(6,481)	(11,874)	(19,251)
FINANCIAL EXPENSES, net:
Interest expense	246	361	822	1,072
Other financial expenses (income)	(18)	(48)	34	(21)
Total financial expenses	228	313	856	1,051
LOSS BEFORE INCOME TAXES	(3,639)	(6,794)	(12,730)	(20,302)
TAX EXPENSES (INCOME)	2	(19)	1	3
NET LOSS	$(3,641)	$(6,775)	$(12,731)	(20,305)
NET LOSS PER SHARE - basic and diluted	$(0.48)	$(1.96)	$(1.89)	$(5.93)
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING NET LOSS PER SHARE - basic and diluted	7,630,985	3,458,152	6,753,011	3,425,162

The accompanying notes are an integral part of the condensed consolidated financial statements.

INSPIREMD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. dollars in thousands)

	Nine months ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,731)	$(20,305)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	195	181
Impairment of royalties buyout	576
Loss from sale of property, plant and equipment	3
Change in liability for employees right upon retirement	(29)	109
Financial expenses	191	279
Share-based compensation expenses	2,600	3,151
Loss on amounts funded in respect of employee rights upon retirement, net	11	15

Changes in operating asset and liability items:
Decrease in prepaid expenses	88	37
Decrease (increase) in trade receivables	(29)	1,458
Decrease (increase) in other receivables	160	(157)
Decrease (increase) in inventory	843	(89)
Decrease in trade payables	(75)	(75)
Increase (decrease) in other payables and advance payment from customers	(1,182)	1,124
Net cash used in operating activities	(9,379)	(14,272)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(12)	(105)
Decrease in restricted cash		93
Amounts funded in respect of employee rights upon retirement, net	21	(55)
Net cash provided by (used in) investing activities	9	(67)
CASH FLOWS FROM FINANCING ACTIVITIES:
Taxes withheld in respect of share issuance	(88)	(115)
Proceeds from issuance of shares and warrants, net of $1,315 and $46 issuance costs, respectively	12,432	2,229
Repayment of long-term loan	(2,739)	(290)
Net cash provided by financing activities	9,605	1,824
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(26)	(42)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	209	(12,557)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	6,300	17,535
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$6,509	$4,978

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

b.	Liquidity

The Company has an accumulated deficit as of September 30, 2015, as well as net losses and negative operating cash flows in recent years. The Company expects to continue incurring losses and negative cash flows from operations until its products (primarily CGuard™) reach commercial profitability. As a result of these expected losses and negative cash flows from operations, along with the Company’s current cash position, the Company does not have sufficient resources to fund operations beyond the first half of 2016. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans include the continued commercialization of their products and raising capital through the sale of additional equity securities, debt or capital inflows from strategic partnerships. There are no assurances however, that the Company will be successful in obtaining the level of financing needed for its operations. If the Company is unsuccessful in commercializing its products and raising capital, it may need to reduce activities, curtail or cease operations.

These financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

During the first quarter of 2015, the board of directors approved to curtail developing and promoting our bare metal stent platform and implementing another cost reduction/focused spending plan. The plan has four components: (i) reducing headcount; (ii) limiting the focus of clinical and development expenses to only carotid and neurovascular products; (iii) limiting sales and marketing expenses primarily to those related to the CGuard EPS stent launch; and (iv) reducing all other expenses (including conferences, travel, promotional expenses, executive cash salaries, director cash fees, rent, etc.).

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, the financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position and results of operations of the Company. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2014, as found in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2015. The balance sheet for December 31, 2014 was derived from the Company’s audited financial statements for the twelve months ended December 31, 2014. The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of results that could be expected for the entire fiscal year.

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

NOTE 4 - EQUITY:

a.	During the nine months ended September 30, 2015, the Company granted stock options to employees and directors to purchase a total of 214,520 shares of the Company’s common stock. The options have exercise prices ranging from $1.7 to $8.3 per share, which were the fair market value of the Company’s common stock on the date of each respective grant. Of the 214,520 options described above, 107,744 options are fully vested as of their grant date. The remaining options are subject to a three-year vesting period, with one-third of such awards vesting each year.

In calculating the fair value of the above options the Company used the following assumptions: dividend yield of 0%; expected term of 5-6.5 years; expected volatility of 62.68%-71.12%; and risk-free interest rate of 1.41%-1.71%.

The fair value of the above options, using the Black-Scholes option-pricing model, was approximately $0.66 million.

b.	During the nine months ended September 30, 2015, the Company granted a total of 132,353 restricted shares of the Company’s common stock to employees, of which 43,300 restricted shares are subject to a one-year vesting period, 9,250 restricted shares are fully vested as of their grant date and are subject to a 6 month lock up period, 32,914 restricted shares are subject to a six-month vesting period and 46,889 restricted shares are subject to a three-year vesting period, with one-third of such awards vesting each year.

The fair value of the above restricted shares was approximately $0.96 million.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

c.	On March 9, 2015, the Company sold 3,436,968 shares of its common stock and warrants to purchase 3,436,968 shares of common stock in a registered direct offering. Each purchaser received a warrant to purchase one share of common stock for each share of common stock that it purchased in the offering. The warrants, which are classified as equity, have a term of exercise of 5 years from the date of issuance and an exercise price of $5.50. This offering resulted in net proceeds to the Company of approximately $12.4 million after deducting placement agent fees and other offering expenses.

d.	On September 9, 2015, the stockholders approved the amendment of its Long Term Incentive Plan which was adopted by our board of directors on July 16, 2015 to increase the total number of shares of common stock issuable under such plan by 470,000 shares.

e.	On September 9, 2015, the stockholders approved the authorization of the board of directors, in its discretion, to amend the Amended and Restated Certificate of Incorporation of the Company to effect a reverse stock split of the Company’s common stock at a ratio of one-for-ten and to reduce the number of authorized shares of our common stock from 125 million shares to 50 million shares.

f.	On September 30, 2015, the Company filed with the Secretary of State of Delaware a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a one-for-ten reverse stock split of its common stock, par value $0.0001 per share (the “Reverse Stock Split”), effective as of October 1, 2015, which decreased the number of issued and outstanding shares of common stock and restricted shares of common stock from 78 million shares to 7.8 million shares. The Company’s authorized common stock was decreased from 125 million shares to 50 million shares. All related share and per share data have been retroactively applied to the financial statements and their related notes for all periods presented.

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

The total number of shares of common stock related to outstanding options, warrants and restricted stock excluded from the calculations of diluted loss per share were 5,010,580 and 1,048,402 for the nine and three month periods ended September 30, 2015 and 2014, respectively.

NOTE 6 - FAIR VALUE MEASURMENT:

The carrying amounts of financial instruments included in working capital approximate their fair value either because these amounts are presented at fair value or due to the relatively short-term maturities of such instruments. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy. As of September 30, 2015, the carrying amounts of financial instruments included in working capital approximate their fair value either because these amounts are presented at fair value or due to the relatively short-term maturities of such instruments. The fair value of the loan received on October 23, 2013 (the “Loan”) approximated its carrying amount since it bears interest at rates that approximate current market rates.

As of September 30, 2015 and December 31, 2014, allowance for doubtful accounts was $349,000 and 337,000, respectively.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 - INVENTORY:

	September 30,	December 31,
	2015	2014
	($ in thousands)
Finished goods	$275	$1,273
Work in process	529	326
Raw materials and supplies	277	325
	$1,081	$1,924

NOTE 8– IMPAIRMENT OF ROYALTIES BUYOUT

During the nine month period ended September 30, 2015 the Company recorded expenses related to the impairment of our royalties buyout asset amounting to $576,000 due to anticipated lower sales of MGuard Prime in the future resulting from industry preferences for drug eluting stents. The expense is recorded under “Restructuring and impairment expenses” in the consolidated statements of operations.

NOTE 9 - ACCOUNTS PAYABLE AND ACCRUALS - OTHER:

	September 30,	December 31,
	2015	2014
	($ in thousands)
Employees and employee institutions	$494	$1,022
Accrued vacation and recreation pay	352	410
Accrued clinical trial expenses	589	1,016
Accrued expenses	863	993
Provision for sales commissions	96	120
Taxes payable	9	15
	$2,403	$3,576

NOTE 10 - RELATED PARTIES:

a.	During the nine month period ended September 30, 2015, the Company’s chief executive officer was granted options to purchase 30,777 shares of common stock at an exercise price of $7.2 per share, as well as 51,759 shares of restricted stock. Of the 51,759 shares of restricted stock, 31,250 were in lieu of salary as part of his amendment for his base salary to be paid 50% in cash payments with the remaining 50% to be paid in an equivalent amount of shares of restricted common stock. See Note 4.

b.	During the nine month period ended September 30, 2015, directors of the Company were granted options to purchase an aggregate of 138,542 shares of common stock at exercise prices ranging from $1.7-$7.8, of which, 107,744 were in lieu of cash compensation that was owed to them for their services as directors for the third and fourth quarters of 2014 and the first through third quarter of 2015. See Note 4a.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

c.	On June 29, 2015, the Company amended the employment agreement with the Company’s CEO in order to, among other things, (i) modify the term of employment to end on June 30, 2016 unless earlier terminated by either party; and (ii) provide that, until the Company raises an aggregate of $5 million from investors, the CEO will receive (A) with respect to his employment in 2015, 50% of his base salary in cash payments, with the remaining 50% having been paid to the CEO on January 26, 2015, through the issuance of 31,250 shares of restricted common stock of the Company valued at $7.20 per share, representing the fair market value of the Company’s common stock as of the market close on January 26, 2015, which will be subsequently adjusted based upon the volume-weighted average price of the Company’s common stock during the calendar year ended December 31, 2015 (or during the period from January 2, 2015 through his termination date if his employment is terminated upon his death or disability, by the CEO for good reason, or by the Company without cause prior to December 31, 2015) to represent the equivalent of 50% of the CEO’s base salary in 2015, and (B) with respect to his employment in 2016, 50% of his base salary from January 1, 2016 through June 30, 2016 to be paid in shares of restricted common stock of the Company valued at the fair market value of the Company’s common stock as of the market close on January 2, 2016. The amendment also amends those certain provisions in the Employment Agreement related to payments on termination of employment.

With respect to the adjustment of the 31,250 shares of restricted common stock mentioned above, the Company determined, based on the provisions of ASC 718, that following the employee amendment, the related restricted stock compensation was classified from equity to a liability in the consolidated balance sheets and measured at fair value in the amount of $83,000 and will subsequently be measured at fair value at each reporting period. As of September 30, 2015, the fair value of the liability is $87,000.

NOTE 11 - COMMITMENT AND CONTINGENT LIABILITIES:

a.	Litigation

1)	In July 2012, a purported assignee of options in InspireMD Ltd. submitted a statement of claim against the Company, InspireMD Ltd., and the Company’s former CEO and President for a declaratory and enforcement order that it is entitled to options to purchase 8,364 shares of the Company’s common stock at an exercise price of $7.60 per share. In December 2014 the court accepted a motion to dismiss the former CEO and president from the lawsuit. On May 27, 2015 the Company and the assignee of options accepted a settlement agreement pursuant to which the claim was removed and the plaintiff waived his entire claim against the Company, in consideration of the Company's consent to allow him to exercise 5,855 options of the Company's shares of common stock.

2)	In December 2012, a former service provider of InspireMD GmbH filed a claim with the Labor Court in Buenos Aires, Argentina in the amount of $193,378 plus interest (6% in dollars or 18.5% in pesos), social benefits, legal expenses and fees (25% of the award) against InspireMD Ltd. and InspireMD GmbH. The Company's management, after considering the views of its legal counsel as well as other factors, recorded a provision of $250,000 in the financial statements for the quarter ended December 31, 2012. In March 2015, the interest rate made by the Court of Appeal in Argentina was increased retroactively, which resulted in the provision increasing to $340,000. The related expense for the increase of $90,000 was recorded to “General and administrative” within the Consolidated Statements of Operations. As of the date of approval the financial statements, the Company reached a verbal agreement with the plaintiff in the amount of $80,000 plus $16,000 for legal fees. The Company's management, after considering the views of its legal counsel, believes that it is highly probable that the district court will accept the settlement as described above, which resulted in the provision decreasing to $100,000. The related decrease in provision amounting to $240,000 was recorded to “General and administrative” within the Consolidated Statements of Operations.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3)	The Company received written communication from a distributor to provide unspecified compensation for pre-paid goods subject to the voluntary field action. After considering the views of its legal counsel as well as other factors, the Company’s management believes that a loss from any related future proceedings would range from a minimal amount up to 1,075,000 Euros and is reasonably possible.

b.	Liens and pledges

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

Disaggregated financial data is provided below as follows:

(1) Revenues by geographic area and

(2) Revenues from principal customers.

Revenues are attributed to geographic areas based on the location of the customers. The following is a summary of revenues by geographic areas:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	($ in thousands)

Germany	$195	$72	491	164
Italy	186		302	83
Brazil	57		207
Spain	48	5	119	206
Middle East	23	39	90	664
Malaysia		41		119
Argentina		40	54	40
Other	123	76	531	672
Total	$632	$273	$1,794	$1,948

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following is a summary of revenues by principal customers:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Customer A	31%		11%
Customer B	21%		9%	4%
Customer C	8%	2%	7%	11%
Customer D	4%	14%	5%	4%
Customer E		17%	14%	6%
Customer F		15%		6%
Customer G		14%	3%	2%
Customer H				31%

All tangible long-lived assets are located in Israel.

INSPIREMD, INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2015

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

In October 2014, we launched a limited market release of our second product, CGuard™ carotid embolic prevention system (“CGuard™ EPS”) in certain European countries. CGuard™ EPS combines MicroNet™ and a self-expandable nitinol stent in a single device to treat carotid artery disease. In January 2015, we received CE mark approval for a rapid exchange delivery version of CGuard™ EPS and fully launched CGuard™ EPS in Europe.

We are also developing a pipeline of other products and additional applications by leveraging our MicroNet™ technology, including evaluating partnership proposals to advance our next generation coronary stent program with an existing drug eluting stent supplier, and new products to improve peripheral and neurovascular procedures.

Presently, none of our products may be sold or marketed in the U.S.

Recent Events

On September 30, 2015, we amended our certificate of incorporation in order to (i) effectuate a one-for-ten reverse stock split of our outstanding shares of common stock and (ii) reduce the number of authorized shares of our common stock from 125,000,000 to 50,000,000. All share and related option and warrant information presented in the following discussion and analysis of our financial condition and results of operations and the accompanying consolidated interim financial statements have been retroactively adjusted to reflect the reduced number of shares outstanding which resulted from this action.

During the first quarter of 2015, we decided to curtail developing and promoting our bare metal stent platform and implemented a cost reduction/focused spending plan. The plan has four components: (i) reducing headcount; (ii) continuing to limit the focus of clinical and development expenses to only carotid and neurovascular products; (iii) limiting sales and marketing expenses to those related to the CGuard™ EPS stent launch; and (iv) reducing all other expenses (including conferences, travel, promotional expenses, executive cash salaries, director cash fees, rent, etc.). In addition, we decided to alter our commercial strategy by using third party distributors to drive future sales, as opposed to direct sales to hospitals and clinics, which was previously our focus.

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

The currency of the primary economic environment in which our operations are conducted is the U.S. dollar (“$” or “dollar”). Accordingly, our reporting currency is the dollar.

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

Results of Operations

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

Revenues. For the three months ended September 30, 2015, revenue increased by $0.3 million, or 131.1%, to $0.6 million from $0.3 million during the same period in 2014. This increase was predominantly driven by $0.3 million of sales of our new carotid product, CGuard™ EPS, which we launched in October 2014. The sales of CGuard™ EPS during the three months ended September 30, 2015 were predominantly driven by initial sales to our new strategic distribution partner, Penumbra, Inc. Sales of MGuard™ Prime EPS, our coronary product remained relatively flat at $0.3 million, of which, the sales volume increased by $78,000, or 28.5% in the three months ended September 30, 2015, as compared to the same period in 2014. This increase in sales volume of MGuard™ Prime EPS was partially offset by a decrease of $29,000, or 10.8%, of price decreases to distributors as well as the effects of the weakening of the Euro against the U.S dollar.

With respect to regions, the increase in revenue was primarily attributable to an increase of $0.4 million in revenue from our distributors in Europe, partially offset by a decrease of $0.1 million in revenue from our distributors in the rest of the world.

Gross Profit (Loss). For the three months ended September 30, 2015, we had a gross profit (revenue less cost of revenues) of $0.1 million, as compared to a gross loss of $0.1 million during the same period in 2014, representing an improvement of 217.1% or $0.2 million. This improvement in gross profit was attributable to an increase in revenues of $0.3 million (see above for explanation) and a decrease of write-offs of inventory of MGuard™ Prime EPS of $0.1 million. These improvements in gross profit, however, were partially offset by an increase in labor and material costs of $0.3 million attributable to higher revenues. Gross margin (gross profits as a percentage of revenue) increased from (27.8)% in the three months ended September 30, 2014 to 14.1% in the same period in 2015.

Research and Development Expenses. For the three months ended September 30, 2015, research and development expenses decreased by 68.3%, or $1.7 million, to $0.8 million from $2.5 million during the same period in 2014. This decrease in research and development expenses resulted primarily from a decrease of $0.9 million in clinical trial expenses associated with our MASTER II trial, for which enrollment was suspended in October 2014, a decrease of $0.3 million in clinical trial and development costs associated with CGuard™ EPS, which were predominantly related to our CARENET trial, for which enrollment was completed in 2014, and a decrease of $0.3 million in miscellaneous expenses. The decreases in compensation and miscellaneous expenditures primarily resulted from our cost reduction/focused spending plan. Research and development expenses as a percentage of revenue decreased to 123.6% for the three months ended September 30, 2015, from 901.1% in the same period in 2014.

Selling and Marketing Expenses. For the three months ended September 30, 2015, selling and marketing expenses decreased by 67.4%, or $1.2 million, to $0.6 million, from $1.8 million during the same period in 2014. This decrease in selling and marketing expenses resulted primarily from a decrease of $0.9 million in compensation expenses, as we reduced our sales force in connection with a realignment of our commercial strategy to focus on using third party distributors for our products, a decrease of $0.1 million in travel expenses associated with the decreased size of our sales force and a decrease of $0.2 million in expenditures related to our participation in the Transcatheter Cardiovascular Therapeutics (TCT) conference in San Francisco, California, as part of our cost reduction/focused spending plan. Selling and marketing expenses as a percentage of revenue decreased to 93.0% in the three months ended September 30, 2015 from 661.5% in the same period in 2014.

General and Administrative Expenses. For the three months ended September 30, 2015, general and administrative expenses decreased by 19.9%, or $0.4 million, to $1.7 million, from $2.1 million during the same period in 2014. The decrease in general and administrative expenses resulted primarily from a decrease of $0.6 million in compensation expenses due to lower salaries as part of our cost reduction/focused spending plan and the lower value of ESOP grants made to our management and directors, partially offset by an increase in consulting expenses of $0.2 million. General and administrative expenses as a percentage of revenue decreased to 271.0% in the three months ended September 30, 2015 from 783.5% in the same period in 2014.

Restructuring and impairment expenses. For the three months ended September 30, 2015, we incurred $0.4 million of restructuring and impairment expenses, made up of $260,000 of expenses related to the impairment of an MGuard™ Prime EPS royalty buyout option due to anticipated lower sales in the future due to the shift in industry preferences away from bare metal stents in favor of drug eluting stents, $0.1 million associated with our early exit from a portion of our lease in our Boston offices and $57,000 of cash payouts given to terminated employees in connection with our restructuring (as mentioned above). Restructuring and impairment expenses as a percentage of revenue was 66.1% for the three months ended September 30, 2015.

Financial Expenses. For the three months ended September 30, 2015, financial expenses decreased by 27.2% or $0.1 million, to $0.2 million, from $0.3 million during the same period in 2014. The decrease in financial expenses resulted from a decrease of $0.1 of interest expenses due to the reduction in principal of our outstanding indebtedness. Financial expenses as a percentage of revenue decreased to 36.1% in the three months ended September 30, 2015, from 114.7% in the same period in 2014.

Tax Expenses (Income). For the three months ended September 30, 2015 there was no material change in tax expenses (income) compared to the same period in 2014.

Net Loss. Our net loss decreased by $3.2 million, or 46.3%, to $3.6 million for the three months ended September 30, 2015 from $6.8 million during the same period in 2014. The decrease in net loss resulted primarily from a decrease of $2.9 million in operating expenses primarily associated with lower research and development and sales and marketing expenses related to our cost reduction/focused spending plan, an increase of $0.2 million in gross profit (see above for explanation) and a decrease of $0.1 million in financial expenses (see above for explanation).

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

Revenues. For the nine months ended September 30, 2015, revenue decreased by $0.1 million, or 7.9%, to $1.8 million from $1.9 million during the same period in 2014. This decrease was predominantly driven by a decrease in sales of MGuard™ Prime EPS of $0.7 million, or 35.5% from $1.9 million in the nine months ended September 30, 2014 to $1.2 million in the same period in 2015. This decrease in sales of MGuard™ Prime EPS was predominantly driven by a decrease in sales volume of $0.5 million, or 22.9% due to the trend of doctors increasingly using drug eluting stents rather than bare metal stents in STEMI patients, which impacted current sales. Price decreases to our distributors drove the remaining decrease of $0.2 million, or 12.6% of MGuard™ Prime EPS, due to lower average sales prices received from distributor sales rather than direct sales to hospitals, as well as the effects of the weakening of the Euro against the U.S dollar. These decreases, however, were partially offset by $0.5 million of sales of our new product CGuard™ EPS, which was launched in October 2014. The sales of CGuard™ EPS during the nine months ended September 30, 2015 included initial sales to our new strategic distribution partner, Penumbra, Inc. which commenced during the third quarter.

With respect to regions, the decrease in revenue was primarily attributable to a decrease of $0.6 million in revenue from our distributors in the Middle East, partially offset by an increase of $0.4 million in revenue from our distributors in Europe and $0.1 million in revenue from our distributors in Latin America.

Gross Profit (Loss). For the nine months ended September 30, 2015, we had a gross loss (revenue less cost of revenues) of $0.2 million, as compared to a gross profit of $0.4 million during the same period in 2014, representing a decrease of 141.0%, or $0.6 million. This decrease in gross profit was attributable to an increase in labor and material costs of $0.4 million attributable to higher material and labor costs for CGuard™ EPS, an increase of write-offs of inventory of $0.3 million, of which, $0.2 million related to the write-offs of MGuard™ Prime EPS units due to expected lower sales in the future resulting from industry preferences for drug eluting stents (as mentioned above), and our transition to a third party distributor commercial strategy, as well as $0.1 million in write-offs of CGuard™ EPS resulting from us transitioning to an RX delivery system from an over the wire platform, as well as an increase of $0.2 million related to underutilization of our manufacturing resources and a decrease in revenues of $0.1 million (see above for explanation). These increases, however, were partially offset by a decrease of $0.4 million in costs associated with the VFA (as mentioned above). Gross margin (gross profits as a percentage of revenue) decreased from 20.0% in the nine months ended September 30, 2014 to (8.9)% in the same period in 2015. The decrease in gross margin of 28.9% was driven mainly by write-offs of inventory (see above for explanation), the change in product mix, including CGuard™ EPS, which has higher material and labor costs than MGuard™ Prime EPS, and a lower average sales price of MGuard™ Prime EPS due to the new commercial strategy built on using third party distributors.

Research and Development Expenses. For the nine months ended September 30, 2015, research and development expenses decreased by 61.5%, or $4.6 million, to $2.9 million from $7.5 million during the same period in 2014. This decrease in research and development expenses resulted primarily from a decrease of $3.0 million in clinical trial expenses associated with our MASTER II trial, a decrease of $0.7 million in clinical trial and development costs associated with CGuard™ EPS, which were predominantly related to our CARENET trial, a decrease of $0.5 million in salaries, a decrease of $0.3 million of expenses related to our stent retention program, which we concluded in 2014 and a decrease of $0.4 million in miscellaneous expenses. The decreases in salaries and miscellaneous expenditures resulted from our cost reduction/focused spending plan. These decreases were partially offset by an increase of $0.3 million in share based compensation expenses primarily related to the hiring of our chief operating officer. Research and development expenses as a percentage of revenue decreased to 160.5% for the nine months ended September 30, 2015, from 384.2% in the same period in 2014.

Selling and Marketing Expenses. For the nine months ended September 30, 2015, selling and marketing expenses decreased by 48.3%, or $2.4 million, to $2.6 million, from $5.0 million during the same period in 2014. This decrease in selling and marketing expenses resulted primarily from a decrease of $1.4 million in salaries and $0.2 million in share based compensation expenses due to our transition away from direct sales in favor of using third party distributors, a decrease of $0.3 million in travel expenses associated with the decreased size of our sales force, a decrease of $0.3 million in expenditures related to the Euro PCR Congress in Paris, France, incurred in the same period in 2014, and a decrease of $0.2 million in expenditures related to our participation in the Transcatheter Cardiovascular Therapeutics (TCT) conference in San Francisco, California. The decrease in spending at the above-mentioned two conferences was a result of our cost reduction/focused spending plan. Selling and marketing expenses as a percentage of revenue decreased to 144.9% in the nine months ended September 30, 2015 from 258.2% in the same period in 2014.

General and Administrative Expenses. For the nine months ended September 30, 2015, general and administrative expenses decreased by 26.0%, or $1.8 million, to $5.3 million, from $7.1 million during the same period in 2014. The decrease in general and administrative expenses resulted primarily from a decrease of $1.8 million in compensation due to lower salaries as part of our cost reduction/focused spending plan and the lower value of ESOP grants made to our management and directors and a decrease of $0.1 million in travel expenditures. These decreases were partially offset by an increase in miscellaneous expenses of $0.1 million. General and administrative expenses as a percentage of revenue increased to 293.8% in the nine months ended September 30, 2015 from 365.8% in the same period in 2014.

Restructuring and impairment expenses. For the nine months ended September 30, 2015, we incurred $1.0 million of restructuring and impairment expenses made up of $0.6 million of expenses related to the impairment of an MGuard™ Prime EPS royalty buyout option due to anticipated lower sales in the future due to the shift in industry preferences away from bare metal stents in favor of drug eluting stents (as discussed above), $0.2 million of cash payouts and $0.1 million of restricted shares given to terminated employees in connection with our restructuring (as mentioned above) and $0.1 million associated with our early exit from a portion of our lease in our Boston offices. Restructuring and impairment expenses as a percentage of revenue was 53.7% for the nine months ended September 30, 2015.

Financial Expenses. For the nine months ended September 30, 2015, financial expenses decreased by 18.6%, or $0.2 million, to $0.9 million from $1.1 million during the same period in 2014. The decrease in financial expenses resulted from a decrease of $0.2 of interest expenses due to the reduction in principal of our outstanding indebtedness. Financial expenses as a percentage of revenue decreased to 47.7% in the nine months ended September 30, 2015, from 54.0% in the same period in 2014.

Tax Expenses (Income). For the nine months ended September 30, 2015 there was no material change in tax expenses (income) compared to the same period in 2014.

Net Loss. Our net loss decreased by $7.6 million, or 37.3%, to $12.7 million for the nine months ended September 30, 2015 from $20.3 million during the same period in 2014. The decrease in net loss resulted primarily from a decrease of $7.9 million in operating expenses primarily associated with lower research and development expenses, due to our cost reduction/focused spending plan (see above for explanation), and a decrease of $0.2 million in financial expenses, partially offset by a decrease of $0.6 million in gross profit (see above for explanation).

Liquidity and Capital Resources

We had an accumulated deficit as of September 30, 2015, as well as net losses and negative operating cash flows in recent years. We expect to continue incurring losses and negative cash flows from operations until our products (primarily CGuard™) reach commercial profitability. As a result of these expected losses and negative cash flows from operations, along with our current cash position, we do not have sufficient resources to fund operations beyond the first half of 2016. Therefore, there is substantial doubt about our ability to continue as a going concern.

Our plans include the continued commercialization of our products and raising capital through the sale of additional equity securities, debt or capital inflows from strategic partnerships. There are no assurances, however, that we will be successful in obtaining the level of financing needed for our operations. If we are unsuccessful in commercializing our products and raising capital, we may need to reduce activities, curtail or cease operations.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

General. At September 30, 2015, we had cash and cash equivalents of $6.5 million, as compared to $6.3 million as of December 31, 2014. We have historically met our cash needs through a combination of issuing new shares, borrowing activities and product sales. Our cash requirements are generally for research and development, marketing and sales activities, finance and administrative cost, capital expenditures and general working capital.

Cash used in our operating activities was $9.4 million for the nine months ended September 30, 2015 and $14.3 million for the same period in 2014. The principal reason for the usage of cash in our operating activities for the nine months ended September 30, 2015 was a net loss of $12.7 million, as well as an increase in working capital of $0.2 million, offset by $2.6 million in non-cash share based compensation that was largely paid to our directors and chief executive officer, $0.6 million of non-cash expenses related to the impairment of our royalty buyout option (discussed above), $0.2 million of non-cash financial expenses and $0.2 million of depreciation and amortization expenses. The principal reasons for the usage of cash in our operating activities for the nine months ended September 30, 2014 was a net loss of $20.3 million, offset by $3.2 million in non-cash share-based compensation that was largely paid to our directors and chief executive officer, a decrease in working capital of $2.3 million, $0.3 million of non-cash financial expense and $0.2 million of depreciation and amortization expenses.

Cash provided by our investing activities was $9,000 during the nine months ended September 30, 2015, compared to $67,000 of cash used by our investing activities during the same period in 2014.

Cash provided by financing activities for the nine months ended September 30, 2015 was $9.6 million, compared to $1.8 million during the same period in 2014. The principal source of the cash provided by financing activities during the nine months ended September 30, 2015 was the issuance of shares and warrants for approximately $12.4 million of proceeds, offset by loan repayments of $2.7 million and $0.1 million of payments made by us in satisfaction of tax withholding obligations associated with the vesting of restricted stock held by some of our employees. The principal source of the cash provided by financing activities during the nine months ended September 30, 2014 relates to funds received from the issuance of shares for approximately $2.2 million of proceeds, offset by loan repayments of $0.3 million.

As of September 30, 2015, our current assets exceeded our current liabilities by a multiple of 1.1. Current assets decreased by $0.8 million during the period and current liabilities decreased by $0.9 million during the period. As a result, our working capital surplus increased by $0.1 million to $1.0 million at September 30, 2015.

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

Factors That May Affect Future Operations

We believe that our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including the cyclical nature of the ordering patterns of our distributors, timing of regulatory approvals, the implementation of various phases of our clinical trials and manufacturing efficiencies due to the learning curve of utilizing new materials and equipment. Our operating results could also be impacted by a weakening of the Euro and strengthening of the New Israeli Shekel, or NIS, both against the U.S. dollar. Lastly, other economic conditions we cannot foresee may affect customer demand, such as individual country reimbursement policies pertaining to our products. For a discussion of these and other risks that relate to our business, you should carefully review the risks and uncertainties described under the heading “Part II – Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the twelve month period ended December 31, 2014, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

Contractual Obligations and Commitments

During the nine months ended September 30, 2015, there were no material changes to our contractual obligations and commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our market risk profile as of September 30, 2015 has not significantly changed since December 31, 2014. Our market risk profile as of December 31, 2014 is disclosed in our Annual Report on Form 10-K.

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of September 30, 2015, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of September 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

During the fiscal quarter ended September 30, 2015, there were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, except for the following:

Risks Related to Our Business

Our financial statements for the nine months ended September 30, 2015 contain an explanatory paragraph in the footnotes that expresses substantial doubt as to our ability to continue as a going concern, which could prevent us from obtaining new financing on reasonable terms or at all.

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

In order to maintain our listing on the Exchange, we submitted a plan of compliance to the NYSE MKT on February 19, 2015 addressing how we intend to regain compliance with Section 1003(a)(iii) of the Company Guide by July 20, 2016 and Section 1003(a)(iv) of the Company Guide by June 1, 2015. On March 9, 2015, we closed a public offering of our common stock and warrants that resulted in net proceeds of approximately $12.4 million after deducting placement agent fees and other estimated offering expenses. In light of this, the NYSE MKT determined that we have resolved the continued listing deficiency with respect to Section 1003(a)(iv) of the Company Guide. In addition, the NYSE MKT has accepted our plan to gain compliance with the Section 1003(a)(iii) of the Company Guide by July 20, 2016.

If we do not regain compliance with Section 1003(a)(iii) of the Company Guide by July 20, 2016, or if we do not maintain our progress consistent with the plan during the applicable plan period, the NYSE MKT will initiate delisting proceedings. The market price and liquidity of our common stock could be adversely affected by the commencement of such proceedings. If those proceedings resulted in delisting of our common stock and resulting cessation of trading of the stock on the NYSE MKT, we believe that the market price and liquidity of our common stock would be adversely affected.

Item 5. Other Information

Not applicable

Item 6. Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSPIREMD, INC.

Date: November 9, 2015	By:	/s/ Alan Milinazzo

		Name:	Alan Milinazzo

		Title:	President and Chief Executive Officer

Date: November 9, 2015	By:	/s/ Craig Shore

		Name:	Craig Shore

		Title:	Chief Financial Officer, Secretary and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
3.1*	Amended and Restated Certificate of Incorporation, as amended through September 30, 2015

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011)

3.3	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2013)

10.1*^	Distribution Agreement, dated August 5, 2015, by and between Penumbra, Inc. and InspireMD, Inc.

10.2+	First Amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 9, 2015).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements

* Filed herewith.

^ Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission under a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

+ Management contract or compensatory plan or arrangement.

