Form 10-Q
period 2016-06-30
InspireMD, Inc.
filed 2016-08-09
CIK 1433607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares of the registrant’s common stock, $0.0001 par value, outstanding as of August 9, 2016: 29,872,018

2

INSPIREMD, INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2016

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INSPIREMD, INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2016

The amounts are stated in U.S. dollars

INSPIREMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in thousands other than share and per share data)

	June 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$885	$3,257
Accounts receivable:
Trade	432	405
Other	130	142
Prepaid expenses	41	75
Inventory	387	753
Total current assets	1,875	4,632

NON-CURRENT ASSETS:
Property, plant and equipment, net	412	472
Funds in respect of employees rights upon retirement	380	502
Deferred issuance costs	290	-
Royalties buyout	63	87
Total non-current assets	1,145	1,061
Total assets	$3,020	$5,693

The accompanying notes are an integral part of the condensed consolidated financial statements.

INSPIREMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in thousands other than share and per share data)

	June 30, 2016	December 31, 2015
LIABILITIES NET OF CAPITAL DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	$1,198	$512
Other	2,223	2,006
Advanced payment from customers	111	167
Current maturity of loan	3,919	4,149
Total current liabilities	7,451	6,834

LONG-TERM LIABILITIES:
Liability for employees rights upon retirement	539	706
Warrant liability	123	-
Long-term loan	-	1,099
Total long-term liabilities	662	1,805

COMMITMENTS AND CONTINGENT LIABILITIES (Note 11)
Total liabilities	8,113	8,639
EQUITY (CAPITAL DEFICIENCY):
Common stock, par value $0.0001 per share; 150,000,000 and 50,000,000 shares authorized at June 30, 2016 and December 31, 2015, respectively; 10,675,586 and 7,676,074 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	1	1
Additional paid-in capital	122,491	120,049
Accumulated deficit	(127,585)	(122,996)
Total capital deficiency	(5,093)	(2,946)
Total liabilities net of capital deficiency	$3,020	$5,693

The accompanying notes are an integral part of the condensed consolidated financial statements.

INSPIREMD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(U.S. dollars in thousands, except share and per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
REVENUES	$540	$685	$1,103	$1,162
COST OF REVENUES	478	897	975	1,411
GROSS PROFIT (LOSS)	62	(212)	128	(249)
OPERATING EXPENSES:
Research and development	301	747	779	2,099
Selling and marketing	401	995	787	2,012
General and administrative	1,160	1,587	2,749	3,557
Restructuring and impairment	-	32	-	546
Total operating expenses	1,862	3,361	4,315	8,214
LOSS FROM OPERATIONS	(1,800)	(3,573)	(4,187)	(8,463)
FINANCIAL EXPENSES, net:
Interest expense	188	275	367	576
Other financial expenses (income)	(8)	47	34	52
Total financial expenses	180	322	401	628
LOSS BEFORE INCOME TAXES	(1,980)	(3,895)	(4,588)	(9,091)
TAX EXPENSES (INCOME)	-	(17)	1	(1)
NET LOSS	$(1,980)	$(3,878)	$(4,589)	$(9,090)
NET LOSS PER SHARE - basic and diluted	$(0.19)	$(0.51)	$(0.49)	$(1.44)
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING NET LOSS PER SHARE - basic and diluted	10,674,410	7,603,572	9,358,246	6,306,745

The accompanying notes are an integral part of the condensed consolidated financial statements.

INSPIREMD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. dollars in thousands)

	Six months ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,589)	$(9,090)
Adjustments required to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	95	135
Impairment of royalties buyout	-	316
Change in liability for employees’ rights upon retirement	(167)	11
Financial expenses	120	146
Share-based compensation expenses	1,024	1,999
Loss on amounts funded in respect of employee rights upon retirement, net	1	4
Changes in operating asset and liability items:
Decrease in prepaid expenses	34	110
Increase in trade receivables	(27)	(93)
Decrease in other receivables	12	166
Decrease in inventory	366	695
Increase (decrease) in trade payables	686	(418)
Decrease in other payables and advance payment from customers	(214)	(1,026)
Net cash used in operating activities	(2,659)	(7,045)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(11)	(1)
Amounts (funded) received with respect of employee rights upon retirement, net	121	(1)
Net cash provided by (used in) investing activities	110	(2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Taxes withheld in respect of share issuance	(17)	(84)
Net proceeds from issuance of shares and warrants	1,520	12,432
Repayment of long-term loan	(1,323)	(1,803)
Net cash provided by financing activities	180	10,545
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(3)	(30)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,372)	3,468
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	3,257	6,300
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$885	$9,768
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Deferred issuance costs	375	-
Warrant liability	123	-

The accompanying notes are an integral part of the condensed consolidated financial statements.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – DESCRIPTION OF BUSINESS

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

The Company has an accumulated deficit as of June 30, 2016, as well as net losses and negative operating cash flows in recent years. The Company expects to continue incurring losses and negative cash flows from operations until its products (primarily CGuard™ EPS) reach commercial profitability. As a result of these expected losses and negative cash flows from operations, along with the Company’s current cash position and its capital raise as per Note 13, the Company does not have sufficient resources to fund operations beyond the third quarter of 2017. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. These financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, the financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position and results of operations of the Company. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2015, as found in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2016. The balance sheet for December 31, 2015 was derived from the Company’s audited financial statements for the year ended December 31, 2015. The results of operations for the six months ended June 30, 2016 are not necessarily indicative of results that could be expected for the entire fiscal year.

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” The new guidance requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The new guidance does not affect the recognition and measurement of debt issuance costs. The new guidance became effective during the first quarter of 2016 and was applied on a retrospective basis.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of June 30, 2016 and December 31, 2015, $51,000 and $85,000, respectively were deducted from the carrying value of the “Current maturity of loan” in the condensed consolidated balance sheets.

In May 2014, the FASB issued ASC 606, Revenue from contracts with customers. The objective of the new revenue standard is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services, based on a five step model that includes the identification of the contract with the customer and the performance obligations in the contract, determination of the transaction price, allocation of the transaction price to the performance obligations in the contract and recognizing revenue when (or as) the entity satisfies a performance obligation. The revenue standard is effective for annual periods beginning on or after December 15, 2016. The Company is currently evaluating the impact the adoption will have on its consolidated financial statements.

On July 22, 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” which requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Inventory measured using last-in, first-out and the retail inventory method are not impacted by the new guidance. The new guidance will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those years. Prospective application is required. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of the standard on its consolidated financial statements.

In March 2016, the FASB issued ASU which simplifies certain aspects of the accounting for share-based payments, including accounting for income taxes, classification of awards as either equity or liabilities, classification on the statement of cash flows as well as allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted in any annual or interim period for which financial statements have not yet been issued, and all amendments in the ASU that apply must be adopted in the same period. The Company is currently evaluating the impact of the standard on its consolidated financial statements. In addition, the impact on the Company’s consolidated financial statements upon adoption is dependent on the Company’s share price at option expiration dates and restricted stock vesting dates.

NOTE 4 – LOAN AMENDMENT:

On June 13, 2016, the Company amended (the “Amendment”) the Loan and Security Agreement, dated October 23, 2013, as amended (the “Loan Agreement”), to provide that, among other things, the principal payment shall be suspended for a four month period beginning May 1, 2016, provided that the Company receives unrestricted and unencumbered net cash proceeds in an amount of at least $10 million from the sale of the Company’s equity securities with investors acceptable to the lender on or prior to June 30, 2016. The Amendment also modified the term loan maturity date under the Loan Agreement to (i) April 1, 2017, if the Company does not complete such sale of its equity securities and the lender does not waive such condition to complete such sale prior to June 30, 2016, or (ii) June 1, 2017, if the Company completes such sale of its equity securities, or if the lender waives such condition to complete such sale of its equity securities, prior to June 30, 2016. In addition, the Company agreed to increase the end of term charge from $500,000 to $520,000 on the earliest to occur of February 1, 2017, or when the loan is paid in full or matures. In connection with the Amendment, the Company and its subsidiary granted a security interest in their intellectual property to the lender (see Note 11b). In addition, in connection with the Amendment, the Company issued the lender warrants to purchase up to the number of shares of common stock equal to $182,399 divided by (i) the lowest effective price per share, determined on a common stock-equivalent basis, for which the Company’s equity securities are sold and issued by the Company in an equity financing in which the Company receives unrestricted aggregate gross cash proceeds of at least $7.5 million, subject to adjustment from time to time in accordance with the terms of the warrant agreement, or (ii) if such equity financing shall not have been consummated on or before July 30, 2016, or if, prior to the consummation of such equity financing, there shall be a transaction involving a change of control or a dissolution, liquidation or winding-up of the Company, then the closing price of a share of common stock on June 13, 2016, subject to adjustment thereafter from time to time in accordance with the terms of the warrant agreement. The warrants are immediately exercisable and have a five year term.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company has concluded that the above changes to the terms of the Loan Agreement do not constitute a troubled debt restructuring as no concession has been granted. As such, the Company applied the guidance in ASC 470-50, Modifications and Extinguishments. The accounting treatment is determined by whether (1) the Investors remain the same and (2) the change in the debt terms is considered substantial.

Since the lenders remained the same before and after the Amendment, the Company has made a quantitative test, in order to determine whether the Loan Agreement, as amended by the Amendment, is substantially different from the Loan Agreement prior to the Amendment became effective. According to ASC 470-50-40-10, from the debtor’s perspective, an exchange of debt instruments between or a modification of a debt instrument by a debtor and a creditor is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. If the terms of a debt instrument are changed or modified and the cash flow effect on a present value basis is less than 10 percent, the debt instruments are not considered to be substantially different.

Based on the accounting analysis performed, the Company concluded that the Loan Agreement, as amended by the Amendment, was not substantially different from the Loan Agreement prior to the Amendment becoming effective, and, as such, accounted for the Amendment as a modification. Accordingly, no gain or loss was recorded and a new effective interest rate was established based on the carrying value of the Loan Agreement prior to the Amendment became effective and the revised cash flows pursuant to the Loan Agreement, as amended by the Amendment, including the fair value of the warrants issued to the lender.

As of June 30, 2016, the principal payments of May 1, 2016 and June 1, 2016 were suspended and although the July 2016 Offering (see Note 13) had not yet closed, the lender agreed to waive the July 1, 2016 principal payment. Additionally, on July 6, 2016, the lender agreed to waive the August 1, 2016 principal payment, as well.

Following the closing of the July 2016 Offering (see Note 13), pursuant to the warrant agreement discussed above, the Company issued 967,269 warrants to the lender. The warrants are exercisable immediately and have a term of exercise of 5 years from the date of issuance and an exercise price of $0.19. As of June 30, 2016, given the settlement mechanism described above, the warrants were classified as a liability and subsequently, upon closing of the July 2016 Offering, were reclassified as equity.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – EQUITY:

a.	On January 26, 2016 the Company entered into option cancellation and release agreements with certain directors, the Chief Executive Officer (“CEO”) and Chief financial Officer (“CFO”). See Note 10c.

b.	On March 21, 2016, the Company sold 2,933,051 shares of its common stock and warrants to purchase 1,466,526 shares of common stock in concurrent underwritten public offering and private placement (the “March 2016 Offering”). The common stock was sold at a price of $0.59 per share and each purchaser received a warrant to purchase one half of one share of common stock for each share of common stock that it purchased in the March 2016 Offering. The warrants, which are classified as equity, are exercisable immediately and have a term of exercise of 5 years from the date of issuance and an exercise price of $0.59. The March 2016 Offering resulted in gross proceeds to the Company of approximately $1.7 million ($1.4 million after deducting underwriting discount, placement agent fees and other offering expenses).

In connection with the March 2016 Offering, on March 21, 2016, the Company issued to the underwriter and placement agent five-year warrants to purchase up to 146,653 shares of common stock at an exercise price of $0.7375 per share. The warrants, which are classified as equity, are exercisable at any time during the period commencing six months following the date of issuance and ending five years from the date of issuance.

c.	On May 24, 2016, the stockholders of the Company approved an increase of the total number of shares of common stock available for issuance pursuant to awards under the InspireMD, Inc. 2013 Long-Term Incentive Plan by 10,000,000 shares, to a total of 10,970,000 shares of common stock.

d.	On May 25, 2016 the Company filed with the Secretary of State of Delaware a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the Company’s number of authorized shares of common stock from 50,000,000 to 150,000,000.

e.	During the six months ended June 30, 2016, the Company granted to its directors stock options to purchase a total of 1,293,195 shares of the Company’s common stock. The options have exercise prices ranging from $0.33 to $0.50 per share, which exercise price was the fair market value of the Company’s common stock on the date of each respective grant. Of the options to purchase 1,293,195 shares of common stock described above, options to purchase 708,195 shares of common stock are fully vested as of their grant date. The remaining options are subject to certain market and performance conditions granted to its new Vice Chairman of the Board, (see Note 10a).

In calculating the fair value of the above 708,195 options the Company used the following assumptions: dividend yield of 0%; expected term of 5 years; expected volatility of 85.81%-86.69%; and risk-free interest rate of 1.01%-1.25%.

The fair value of the above 708,195 options, using the Black-Scholes option-pricing model, was approximately $0.2 million.

NOTE 6 – NET LOSS PER SHARE:

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential share issuances of common stock upon the exercise of share options, warrants and restricted stocks as the effect is anti-dilutive.

The total number of shares of common stock related to outstanding options, warrants and restricted stock excluded from the calculations of diluted loss per share were 8,093,813 and 5,011,921 for the six and three month periods ended June 30, 2016 and 2015, respectively.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 – FAIR VALUE MEASUREMENT:

The carrying amounts of financial instruments included in working capital approximate their fair value either because these amounts are presented at fair value or due to the relatively short-term maturities of such instruments. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy. The fair value of the loan under the Loan Agreement approximated its carrying amount since it bears interest at rates that approximate current market rates. See Note 4.

The warrant liability, classified as level 3 was calculated based on the Black-Scholes option-pricing model.

As of June 30, 2016 and December 31, 2015, allowance for doubtful accounts was $352,000 and $346,000, respectively.

NOTE 8 – INVENTORY:

	June 30, 2016	December 31, 2015
	($ in thousands)
Finished goods	$66	$301
Work in process	213	307
Raw materials and supplies	108	145
	$387	$753

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUALS - OTHER:

	June 30, 2016	December 31, 2015
	($ in thousands)
Employees and employee institutions	$633	$412
Accrued vacation and recreation pay	234	377
Accrued clinical trial expenses	492	582
Accrued expenses	806	552
Provision for sales commissions	54	80
Taxes payable	4	3
	$2,223	$2,006

NOTE 10 – RELATED PARTIES:

a.	On January 16, 2016, the Board of Directors appointed a new director as a Vice Chairman of the Board, effective as of January 22, 2016, with a term expiring at the Company’s 2017 annual meeting of stockholders. On April 30, 2016, in connection with his appointment, the new director was granted an option to purchase 780,000 shares of the Company’s common stock at an exercise price equal to the closing fair market value of the Common Stock on the date of grant on April 30, 2016, subject to the terms and conditions of the 2013 Plan and the 2011 Plan. Options to purchase 195,000 shares of Common Stock vest and become exercisable immediately upon the time of grant, and, until all 780,000 options shall have vested, options to purchase 195,000 shares of common stock will vest and become exercisable each time upon (i) the Company raising at least $15 million through an equity offering; (ii) the Company’s market cap becoming equal to or greater than $25 million; (iii) the Company receiving research coverage by three new analysts at a leading investment bank; or (iv) the tripling of the Company’s market cap from the date of appointment. Any of the foregoing conditions, if achieved following the director’s appointment but prior to April 30, 2016, would have been deemed satisfied on the date of grant. However, in the event (i) of the director’s death or permanent disability, (ii) a change in control (as defined in the Plan) or (iii) if the director is asked to resign for any reason other than cause (as defined in the Company’s form of Nonqualified Stock Option Agreement under its Plan), the options shall vest immediately in full. The options have a term of 10 years from the date of grant and the exercise price may be paid in either cash or on a cashless basis.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The fair value of options with market cap related conditions reflect the probability of achieving the respective condition, and are recognized through the date in which it is expected to be met. The fair value of such options was determined using the Monte-Carlo option-pricing model with the following primary assumptions: The probability to achieve various gross proceeds in future offerings, dividend yield of 0%; expected term of 10 years; expected volatility of 85.73%; and risk-free interest rate of 1.81%.

The remaining tranches would vest upon achievment of performance conditions. Accordingly, the fair value of such options would be recognized based upon the number of options expected to vest and when the occurrence of the condition is considered probable.

In calculating the fair value of the above options with performance conditions the Company used the following assumptions: dividend yield of 0%; expected term of 5 years; expected volatility of 85.81%; and risk-free interest rate of 1.25%.

Total compensation expense for the quarter ended June 30, 2016 for all options granted above, was approximately $71,000.

b.	During the six month period ended June 30, 2016, the Company granted to its directors stock options to purchase a total of 513,195 shares of common stock at exercise prices ranging from $0.33-$0.50, in addition to the 780,000 options that were granted to the new director (see also note 5e). Those options were in lieu of cash compensation that was owed to them and already accrued for their services as directors for the fourth quarter of 2015 and the first quarter of 2016 and also for their services as directors during the second quarter of 2016. See Note 5e.

c.	On January 26, 2016 the Company entered into an option cancellation and release agreement with certain directors, the former CEO and the CFO (“the Optionholders”), pursuant to which the parties agreed to cancel options to purchase an aggregate of 422,443 shares of common stock of the Company previously granted to each of the Optionholders. For accounting purposes, the cancellation was treated as a settlement for no consideration and accordingly all remaining unrecognized compensation cost amounting to approximately $800,000 was recognized.

d.	On January 21, 2016, the Company and the Company’s former CEO, entered into a fourth amendment to the former CEO’s Employment Agreement by and between the Company and the former CEO, in order to, among other things, (i) modify the term of the former CEO’s employment to end on the earlier of June 30, 2016 or the date upon which a new president and/or CEO (or executive performing a similar role) commences employment with the Company (or, if such individual is promoted internally, the date such individual is promoted to the position of president and/or chief executive officer); and (ii) provide that, during the remaining term of his employment, the former CEO will receive (A) 50% of his base salary in cash payments, for all days that the CEO works during the remaining term of his employment, at the monthly rate of $18,750, payable in accordance with the Company’s regular payroll practices, and (B) a lump-sum payment equivalent to 50% of the former CEO’s base salary through June 30, 2016, at the monthly rate of $18,750, payable within 20 business days from the earlier of (x) the Company raising an aggregate of $5 million from investors, or (y) June 30, 2016.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On June 6, 2016, the former CEO resigned from all officer and director positions with the Company, and a new president and CEO commenced employment with the Company.

e.	On June 6, 2016, the Company appointed Jim Barry, Ph.D., who was then the Company’s executive vice president and chief operating officer, as the new CEO. In connection with his appointment, the Company and the CEO entered into a fourth amendment (the “Fourth Amendment”) to the Employment Agreement by and between the Company and the CEO, in order to, among other things, (i) change the title of his position to president and chief executive officer; (ii) modify the term of the CEO’s employment to (a) continue until May 31, 2017, with the CEO resigning as a member of the Board at the end of such term if requested by the Company and (b) provide that in the event that the term is not extended beyond May 31, 2017 by mutual agreement of the parties and the Company does not offer the CEO a position as CEO and/or chief operating officer on the same or more favorable terms with a base salary that is at least 10% greater than his current base salary, the CEO’s termination will be deemed a termination without cause; and (iii) amend the terms and conditions of the CEO’s compensation, as described below.

Pursuant to the Fourth Amendment, for the period (the “Reduction Period”) beginning on June 1, 2016 and ending on the earlier of (i) the closing of a transaction with investors where the Company raises an aggregate of $5 million (the “Financing”) and (ii) March 15, 2017, the CEO will receive 50% of his base salary in cash payments, payable in accordance with the Company’s regular payroll practices, with the remaining 50% of his base salary paid in a lump-sum payment on the first to occur of (a) the first payroll period that is on or after the 20th business day following the Financing or (b) March 15, 2017 (such earlier date, the “Reduction Amount Payment Date”). The Fourth Amendment also amends the terms of the CEO’s bonus compensation to provide that (i) the CEO is eligible to receive annual bonus compensation in an amount equal to 100% of his base salary upon the achievement of reasonable target objectives and performance goals as may be determined by the Board in consultation with the CEO and (ii) on the Reduction Amount Payment Date, the CEO will receive a lump-sum retention bonus in an amount equal to $106,458, subject to the CEO’s continued employment through such date.

The Fourth Amendment further provides that on or within 20 business days of the closing of the Financing, the CEO will be granted, subject to Board approval and the CEO’s continued employment by the Company through the applicable grant date, (i) a nonqualified stock option relating to the number of shares of the Company’s common stock equal to 2% of the Company’s outstanding common stock on the date of the closing of the Financing (the “Financing Option”) and (ii) an award of a number of restricted shares of the Company’s common stock equal to 2% of the Company’s outstanding common stock on the date of the closing of the Financing (the “Financing Restricted Stock Award” and together with the Financing Option, the “Financing Equity Grants”), in each case, subject to the terms and conditions of the Company’s 2013 Long-Term Incentive Plan and a nonqualified stock option agreement and a restricted stock award agreement to be entered into by the Company and the CEO. From the July 2016 Offering, the Company received more than an aggregate of $5 million, and, as such, the CEO is entitled to this grant. See Note 13.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 11 – COMMITMENT AND CONTINGENT LIABILITIES:

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

In July 2016, a former service provider filed a suit seeking damages from the Company amounting to $1,965,000. The Company’s management, after considering the views of its legal counsel as well as other factors, is of the opinion that a loss to the Company is neither probable nor in an amount or range of loss that is estimable.

On April 26, 2016 the Company received a suit seeking damages from the Company amounting to $2.2 million in cash and unspecified compensation in equity in connection with certain finders’ fees. The Company’s management, after considering the views of its legal counsel as well as other factors, is of the opinion that a loss to the Company is neither probable nor in an amount or range of loss that is estimable.

b.	Liens and pledges

The Company’s obligations under the Loan Agreement (as defined in Note 4) were initially secured by Israeli security agreements and deposit account control agreements on all of the assets and properties of the Company and InspireMD Ltd., other than the intellectual property of the Company and InspireMD Ltd. On June 13, 2016, in connection with the Amendment to the Loan Agreement, the Company and InspireMD Ltd. also granted a securuty interest in their intellectual property to the lender.

NOTE 12 – ENTITY WIDE DISCLOSURE:

The Company operates in one operating segment.

Disaggregated financial data is provided below as follows:

(1) Revenues by geographic area and

(2) Revenues from principal customers.

Revenues are attributed to geographic areas based on the location of the customers. The following is a summary of revenues:

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

By geographic areas:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	($ in thousands)

Italy	$165	$88	$320	$116
Germany	163	165	323	296
Middle East	55	31	78	67
Brazil	20	126	39	151
Belarus	3	33	23	111
Other	134	242	320	421
	$540	$685	$1,103	$1,162

By product:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	($ in thousands)

CGuard	$355	$168	$675	$227
MGuard*	185	518	428	935
	$540	$685	$1,103	$1,162

*The six months ended June 30, 2015 include revenue from sales of both MGuard Prime EPS and MGuard, an earlier version of MGuard Prime EPS.

The following is a summary of revenues by principal customers:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Customer A	26%	0%	24%	0%
Customer B	24%	7%	21%	5%
Customer C	10%	4%	7%	6%
Customer D	4%	22%	5%	21%
Customer E	1%	5%	2%	10%

All tangible long-lived assets are located in Israel.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 13 – SUBSEQUENT EVENTS:

On July 7, 2016, the Company closed a public offering of 442,424 shares of Series B Convertible Preferred Stock and accompanying warrants to purchase up to 44,242,400 shares of common stock (the “July 2016 Offering”). Each share of Series B Convertible Preferred Stock is convertible into 100 shares of common stock at a conversion price equal to $0.33 per share, and the holders of Series B Convertible Preferred Stock will be entitled to receive cumulative dividends at the rate per share of 15% per annum of the stated value for five years. The warrants are exercisable immediately and have a term of exercise of five years from the date of issuance and have an exercise price of $0.20 per share of common stock. The Series B Convertible Preferred Stock and accompanying warrants were sold at a price of $33.00 per share. The Company received gross proceeds of approximately $14.6 million from the offering, before deducting placement agent fees and estimated offering expenses payable by the Company.

Following the closing of the July 2016 Offering, pursuant to a warrant agreement (see Note 4), the Company issued 967,269 warrants to a lender.

On July 25, 2016, and in connection with the fourth amendment to the CEO’s employment agreement, the CEO was granted his Financing Option to purchase 1,762,478 shares of the Company’s common stock at an exercise price equal to the closing fair market value of the Common Stock on the date of grant. The options will vest on the first anniversary of the date of the grant.

On August 1, 2016, and in connection with the fourth amendment to the CEO’s employment agreement, the CEO was granted his Financing Restricted Stock Award of 1,762,478 restricted shares of the Company’s common stock. The restricted shares will vest on the first anniversary of the date of the grant.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will probably not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	our history of recurring losses and negative cash flows from operating activities, significant future commitments and the uncertainty regarding the adequacy of our liquidity to pursue our complete business objectives;

●	market acceptance of our existing and new products;

●	negative clinical trial results or lengthy product delays in key markets;

●	an inability to secure and maintain regulatory approvals for the sale of our products;

●	our dependence on single suppliers for certain product components and our ability to comply with stringent manufacturing quality standards and to increase production as necessary;

●	intense competition in our industry, with competitors having substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution and personnel resources than we do;

●	entry of new competitors and products and potential technological obsolescence of our products;

●	our limited manufacturing capabilities and reliance on subcontractors for assistance;

●	loss of a key customer or supplier;

●	technical problems with our research and products and potential product liability claims;

●	product malfunctions;

●	adverse economic conditions;

●	insufficient or inadequate reimbursement by governmental and other third party payers for our products;

●	our efforts to successfully obtain and maintain intellectual property protection covering our products, which may not be successful;

●	legislative or regulatory reform of the healthcare system in both the U.S. and foreign jurisdictions;

●	the fact that we will need to raise additional capital to meet our business requirements in the future and that such capital raising may be costly, dilutive or difficult to obtain;

●	the fact that we conduct business in multiple foreign jurisdictions, exposing us to foreign currency exchange rate fluctuations, logistical and communications challenges, burdens and costs of compliance with foreign laws and political and economic instability in each jurisdiction;

●	the escalation of hostilities in Israel, which could impair our ability to manufacture our products; and

●	loss or retirement of key executives and research scientists.

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

Recent Events

On July 7, 2016, we closed a “best efforts” public offering of 442,424 shares of Series B Convertible Preferred Stock and accompanying warrants to purchase up to 44,242,400 shares of common stock. Each share of Series B Convertible Preferred Stock is convertible into 100 shares of common stock at a conversion price equal to $0.33 per share, and the holders of Series B Convertible Preferred Stock will be entitled to receive cumulative dividends at the rate per share of 15% per annum of the stated value for five years. The warrants are exercisable immediately and have a term of exercise of five years from the date of issuance and have an exercise price of $0.20 per share of common stock. The Series B Convertible Preferred Stock and accompanying warrants were sold at a price of $33.00 per share. This offering resulted in gross proceeds to us of approximately $14.6 million before deducting placement agent fees and estimated offering expenses.

On June 13, 2016, we amended the Loan and Security Agreement, dated October 23, 2013, as amended (the “Loan Agreement”), to provide that, among other things, the principal payment shall be suspended for a four month period beginning May 1, 2016, provided that we receive unrestricted and unencumbered net cash proceeds in an amount of at least $10 million from the sale of our equity securities with investors acceptable to the lender on or prior to June 30, 2016. The amendment also modified the term loan maturity date under the Loan Agreement to (i) April 1, 2017, if we do not complete such sale of our equity securities and the lender does not waive such condition to complete such sale prior to June 30, 2016, or (ii) June 1, 2017, if we complete such sale of our equity securities, or if the lender waives such condition to complete such sale of its equity securities, prior to June 30, 2016. In addition, we agreed to increase the end of term charge from $500,000 to $520,000 on the earliest to occur of February 1, 2017, or when the loan is paid in full or matures. In connection with the amendment, we and our subsidiary granted a security interest in our intellectual property to the lender. In addition, in connection with the amendment, we issued the lender warrants to purchase up to the number of shares of common stock equal to $182,399, divided by (i) the lowest effective price per share, determined on a common stock-equivalent basis, for which our equity securities are sold and issued by us in an equity financing in which we receive unrestricted aggregate gross cash proceeds of at least $7.5 million, subject to adjustment from time to time in accordance with the terms of the warrant agreement, or (ii) if such equity financing shall not have been consummated on or before July 30, 2016, or if, prior to the consummation of such equity financing, there shall be a transaction involving a change of control or a dissolution, liquidation or winding-up of the company, then the closing price of a share of common stock on June 13, 2016, subject to adjustment thereafter from time to time in accordance with the terms of the warrant agreement. The warrants are immediately exercisable and have a five year term. Following the closing of the public offering in July 2016, pursuant to the warrant agreement, we issued 967,269 warrants to the lender.

As of June 30, 2016, although the public offering discussed above had not yet closed, the lender agreed to waive the July 1, 2016 principal payment. Additionally, on July 6, 2016, the lender agreed to waive the August 1, 2016 principal payment. Accordingly, the loan maturity date was extended until June 1, 2017.

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

Results of Operations

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

Revenues. For the three months ended June 30, 2016, revenue decreased by $0.2 million, or 21.2%, to $0.5 million, from $0.7 million during the same period in 2015. This decrease was predominantly driven by a 64.3% decrease in sales of MGuard Prime EPS from $0.5 million in the three months ended June 30, 2015 to $0.2 million in the same period in 2016, predominantly driven by a decrease in sales due to the trend of doctors increasingly using drug-eluting stents rather than bare metal stents in STEMI patients. This decrease in sales of MGuard Prime EPS was partially offset by a 111.9% increase in sales of CGuard EPS from $0.2 million in the three months ended June 30, 2015 to $0.3 million in the same period in 2016.

With respect to regions, the decrease in revenue was primarily attributable to a decrease of $0.1 million in revenue from sales of MGuard Prime EPS from our distributors in Latin America.

Gross Profit (Loss). For the three months ended June 30, 2016, we had a gross profit (revenue less cost of revenues) of $62,000, as compared to a gross loss (revenue less cost of revenues) of $0.2 million, during the same period in 2015, representing an increase of $0.3 million. This increase in gross profit was attributable to a decrease of write-offs of primarily MGuard Prime EPS inventory of $0.2 million during the three months ended June 30, 2016, as compared to the same period in 2015, a decrease of $0.1 million in material and labor costs (due to the decreased sales) and a decrease of $0.2 million in miscellaneous expenses. These increases is gross profit were partially offset by a decrease in revenue of $0.2 million (see above for explanation). Gross margin (gross profits as a percentage of revenue) increased to 11.5% in the three months ended June 30, 2016, from (30.9)% in the same period in 2015.

Research and Development Expenses. For the three months ended June 30, 2016, research and development expenses decreased by 59.7%, or $0.4 million, to $0.3 million, from $0.7 million during the same period in 2015. This decrease in research and development expenses resulted primarily from a decrease of $0.3 million in compensation expenses and a decrease of $0.1 million in clinical trial expenses associated with our MASTER II trial. The decrease in compensation is the result of the implementation of our cost reduction/focused spending plan beginning in the first quarter of 2015, as well as us not granting any share-based compensation to our officers and employees conducting research and development in 2016 as opposed to our practice in 2015.

Selling and Marketing Expenses. For the three months ended June 30, 2016, selling and marketing expenses decreased by 59.7%, or $0.6 million, to $0.4 million, from $1.0 million during the same period in 2015. This decrease in selling and marketing expenses resulted primarily from a decrease of $0.4 million in compensation expenses due to our transition away from direct sales in favor of using third party distributors, a decrease of $0.1 million in travel expenses associated with the decreased size of our sales force and a decrease of $0.1 million in expenditures related to our reduced participation in trade shows, most significantly the European Percutaneous Coronary Revascularization (Euro PCR) Congress, incurred in the same period in 2015. The decrease in spending was a result of our cost reduction/focused spending plan.

General and Administrative Expenses. For the three months ended June 30, 2016, general and administrative expenses decreased by 26.9%, or $0.4 million, to $1.2 million, from $1.6 million during the same period in 2015. The decrease in general and administrative expenses resulted primarily from a decrease of $0.5 million in share-based compensation expenses primarily due to us not granting any share-based compensation to our officers and employees in 2016 as opposed to our practice in 2015. This decrease was partially offset by an increase of $0.1 million in compensation expenses pertaining to the hiring of our new chief executive officer on June 6, 2016, pursuant to the employment agreement, as amended on June 26, 2016.

Restructuring and Impairment Expenses. For the three months ended June 30, 2015 we incurred $32,000 of restructuring and impairment expense from cash payouts to terminated employees in connection with our restructuring. No such expense was incurred during the same period in 2016.

Financial Expenses. For the three months ended June 30, 2016, financial expenses decreased by 44.1% or $0.1 million, to $0.2 million, from $0.3 million during the same period in 2015. The decrease in financial expenses resulted from a decrease of $0.1 million of interest expenses due to the reduction in principal of our outstanding indebtedness.

Tax Expenses (Income). For the three months ended June 30, 2016 there was no material change in tax expenses (income) compared to the same period in 2015.

Net Loss. Our net loss decreased by $1.9 million, or 48.9%, to $2.0 million for the three months ended June 30, 2016 from $3.9 million during the same period in 2015. The decrease in net loss resulted primarily from a decrease of $1.5 million in operating expenses primarily associated with lower research and development and sales and marketing expenses, due to our cost reduction/focused spending plan, as well as the decrease in share-based compensation expenses due to us not granting any share-based compensation to our officers and employees in 2016, an increase of $0.3 million in gross profit and a decrease of $0.1 million in financial expenses.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015

Revenues. For the six months ended June 30, 2016, revenue decreased by $0.1 million, or 5.1%, to $1.1 million, from $1.2 million during the same period in 2015. This decrease was predominantly driven by a 54.2% decrease in sales of MGuard Prime EPS from $0.9 million in the six months ended June 30, 2015 to $0.4 million in the same period in 2016, predominantly driven by a decrease in sales due to the trend of doctors increasingly using drug-eluting stents rather than bare metal stents in STEMI patients. This decrease in MGuard Prime EPS sales was partially offset by a 197.1% increase in sales of CGuard EPS from $0.2 million in the six months ended June 30, 2015 to $0.7 million in the same period in 2016.

With respect to regions, the decrease in revenue was primarily attributable to a decrease of $0.1 million in revenue from sales of MGuard Prime EPS from our distributors in Latin America.

Gross Profit (Loss). For the six months ended June 30, 2016, we had a gross profit (revenue less cost of revenues) of $0.1 million, as compared to a gross loss (revenue less cost of revenues) of $0.3 million, during the same period in 2015, representing an increase of $0.4 million. This increase in gross profit was attributable to a decrease of write-offs of primarily MGuard Prime EPS inventory of $0.5 million during the six months ended June 30, 2016, as compared to the same period in 2015 and a decrease of $0.1 million in miscellaneous expenses. These increases in gross profit were partially offset by a decrease in revenues of $0.1 million (see above for explanation) and an increase of $0.1 million related to the underutilization of our manufacturing resources. Gross margin (gross profits as a percentage of revenue) increased to 11.6% in the six months ended June 30, 2016 from (21.4)% in the same period in 2015.

Research and Development Expenses. For the six months ended June 30, 2016, research and development expenses decreased by 62.9%, or $1.3 million, to $0.8 million, from $2.1 million during the same period in 2015. This decrease in research and development expenses resulted primarily from a decrease of $0.5 million in compensation expenses, a decrease of $0.4 million in development costs associated with CGuard EPS, a decrease of $0.2 million in clinical trial expenses associated with our MASTER II trial and a decrease of $0.2 million of other research and development expenses related to MGuard Prime EPS. The decreases in compensation and miscellaneous expenditures related to MGuard Prime EPS are the results of the implementation of our cost reduction/focused spending plan beginning in the first quarter of 2015.

Selling and Marketing Expenses. For the six months ended June 30, 2016, selling and marketing expenses decreased by 60.9%, or $1.2 million, to $0.8 million, from $2.0 million during the same period in 2015. This decrease in selling and marketing expenses resulted primarily from a decrease of $0.8 million in compensation expenses due to our transition away from direct sales in favor of using third party distributors, a decrease of $0.2 million in travel expenses associated with the decreased size of our sales force, a decrease of $0.1 million in expenditures related to our reduced participation in trade shows, primarily the EuroPCR Congress, incurred in the same period in 2015, and a decrease of $0.1 million in miscellaneous expenditures. The decrease in spending was a result of our cost reduction/focused spending plan.

General and Administrative Expenses. For the six months ended June 30, 2016, general and administrative expenses decreased by 22.7%, or $0.8 million, to $2.7 million, from $3.5 million during the same period in 2015. The decrease in general and administrative expenses resulted primarily from a decrease of $0.6 million in share-based compensation expenses primarily due to us not granting any share-based compensation to our officers and employees in 2016 as opposed to our practice in 2015 and a decrease of $0.3 million in miscellaneous expenses such as investor relations, consulting fees, audit, rent and travel, as a result of our cost reduction/focused spending plan. These decreases were partially offset by an increase of $0.1 million in compensation expenses pertaining to the hiring of our new chief executive officer on June 6, 2016, pursuant to the employment agreement, as amended on June 26, 2016.

Restructuring and Impairment Expenses. For the six months ended June 30, 2015 we incurred $0.5 million of restructuring and impairment expenses made up of $0.3 million of expenses related to the impairment of an MGuard royalties buyout option due to anticipated lower sales in the future, $0.1 million of cash payouts and $0.1 million of restricted shares given to terminated employees in connection with our restructuring. No such expense was incurred during the same period in 2016.

Financial Expenses. For the six months ended June 30, 2016, financial expenses decreased by 36.1% or $0.2 million, to $0.4 million, from $0.6 million during the same period in 2015. The decrease in financial expenses resulted from a decrease of $0.2 million of interest expenses due to the reduction in principal of our outstanding indebtedness.

Tax Expenses (Income). For the six months ended June 30, 2016 there was no material change in tax expenses (income) compared to the same period in 2015.

Net Loss. Our net loss decreased by $4.5 million, or 49.5%, to $4.6 million for the six months ended June 30, 2016 from $9.1 million during the same period in 2015. The decrease in net loss resulted primarily from a decrease of $3.9 million in operating expenses primarily associated with lower research and development and sales and marketing expenses, due to our cost reduction/focused spending plan, an increase of $0.4 million in gross profit and a decrease of $0.2 million in financial expenses.

Liquidity and Capital Resources

We had an accumulated deficit as of June 30, 2016, as well as net losses and negative operating cash flows in recent years. We expect to continue incurring losses and negative cash flows from operations until our products (primarily CGuard EPS) reach commercial profitability. As a result of these expected losses and negative cash flows from operations, considering our current cash position and taking into account the cash received from the public offering of preferred stock which closed on July 7, 2016, we do not have sufficient resources to fund operations beyond the third quarter of 2017. Therefore, there is substantial doubt about our ability to continue as a going concern.

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

On July 7, 2016, we closed a “best efforts” public offering of Series B Convertible Preferred Stock and accompanying warrants to purchase common stock. This offering resulted in gross proceeds to us of approximately $14.6 million before deducting placement agent fees and estimated offering expenses.

On June 13, 2016, we amended the Loan Agreement, to provide that, among other things, the principal payment shall be suspended for a four month period beginning May 1, 2016, subject to conditions set forth in the Loan Agreement, as amended. The amendment also modified the term loan maturity date under the Loan Agreement to (i) April 1, 2017, if we do not complete such sale of our equity securities and the lender does not waive such condition to complete such sale prior to June 30, 2016, or (ii) June 1, 2017, if we complete such sale of our equity securities, or if the lender waives such condition to complete such sale of its equity securities, prior to June 30, 2016. In addition, we agreed to increase the end of term charge from $500,000 to $520,000 on the earliest to occur of February 1, 2017, or when the loan is paid in full or matures. As of June 30, 2016, although the public offering discussed above had not yet closed, the lender agreed to waive the July 1, 2016 principal payment. Additionally, on July 6, 2016, the lender agreed to waive the August 1, 2016 principal payment. Accordingly, the loan maturity date was extended until June 1, 2017.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015

General. At June 30, 2016, we had cash and cash equivalents of $0.9 million, as compared to $3.3 million as of December 31, 2015. We have historically met our cash needs through a combination of issuing new shares, borrowing activities and product sales. Our cash requirements are generally for research and development, marketing and sales activities, finance and administrative cost, capital expenditures and general working capital.

Cash used in our operating activities was $2.7 million for the six months ended June 30, 2016 and $7.0 million for the same period in 2015. The principal reason for the usage of cash in our operating activities for the six months ended June 30, 2016 was a net loss of $4.6 million, offset primarily by $1.0 million in non-cash share-based compensation that was largely paid to our directors and chief executive officer, a decrease in working capital of $0.7 million, $0.1 million of non-cash financial expenses and $0.1 million of depreciation and amortization expenses. The principal reason for the usage of cash in our operating activities for the six months ended June 30, 2015 was a net loss of $9.1 million, as well as an increase in working capital of $0.5 million, offset by $2.0 million in non-cash share-based compensation that was largely paid to our directors and chief executive officer, $0.3 million of non-cash expenses related to the impairment of our royalties buyout option (discussed above), $0.2 million of non-cash financial expenses and $0.1 million of depreciation and amortization expenses.

Cash provided by our investing activities was $110,000 during the six months ended June 30, 2016, resulting from the receipt of cash previously funded to employee retirement funds, compared to $2,000 of cash used by our investing activities during the same period in 2015.

Cash provided by financing activities for the six months ended June 30, 2016 was $0.2 million, compared to $10.5 million during the same period in 2015. The principal source of the cash provided by financing activities during the six months ended June 30, 2016 was the issuance of shares and warrants in a concurrent public offering and private placement for approximately $1.5 million of proceeds, offset by loan repayments of $1.3 million. The principal source of the cash provided by financing activities during the six months ended June 30, 2015 relates to funds received from the issuance of shares and warrants of approximately $12.4 million, offset by the repayment of a loan of $1.8 million and $0.1 million of payments made by us in satisfaction of tax withholding obligations associated with the vesting of restricted stock held by some of our employees.

As of June 30, 2016, our current liabilities exceeded our current assets by a multiple of 4.0. Current assets decreased by $2.8 million during the period and current liabilities increased by $0.6 million during the period. As a result, our working capital deficit increased by $3.4 million to $5.6 million at June 30, 2016.

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

Contractual Obligations and Commitments

During the six months ended June 30, 2016, there were no material changes to our contractual obligations and commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of June 30, 2016, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation that arises through the normal course of business.

On April 26, 2016, Microbanc, LLC and Todd Spenla of Microbanc, LLC filed suit in the New York State Supreme Court (New York County) against us asserting claims for breach of agreement, quantum meruit, unjust enrichment and fraud and seeking approximately $2.2 million and 9% of the amount of stock and warrants sold in 2011 and 2012 in alleged damages relating to certain alleged finders’ fees that they claim are owed. Due to the uncertainties of litigation, however, we can give no assurance that we will prevail on any claims made against us in any such lawsuit. Also, we can give no assurance that any other lawsuits or claims brought in the future will not have an adverse effect on our financial condition, liquidity or operating results.

On July 12, 2016, Medpace Inc., a former service provider, filed suit with the Court of Common Pleas, Hamilton County, Ohio, against us asserting that we breached a master services agreement with Medpace Inc. by failing to pay Medpace Inc. certain fees purportedly owed to it in connection with Medpace Inc.’s provision of certain clinical development program services to Inspire Ltd. Medpace Inc. is seeking $1,964,822 in damages plus interest, costs, attorneys’ fees and expenses. Due to the uncertainties of litigation, however, we can give no assurance that we will prevail on any claims made against us in any such lawsuit. Also, we can give no assurance that any other lawsuits or claims brought in the future will not have an adverse effect on our financial condition, liquidity or operating results.

As of the date of this filing, we are not aware of any other material legal proceedings to which we or any of our subsidiaries is a party or to which any of our property is subject, nor are we aware of any such threatened or pending litigation or any such proceedings known to be contemplated by governmental authorities other than other than the foregoing suits filed by Microbanc, LLC and Todd Spenla and by Medpace Inc.

.

We are not aware of any material proceedings in which any of our directors, officers or affiliates or any registered or beneficial stockholder of more than 5% of our common stock, or any associate of any of the foregoing, is a party adverse to or has a material interest adverse to, us or any of our subsidiaries.

Item 1A. Risk Factors

During the fiscal quarter ended June 30, 2016, there were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, except for the following:

Risks Related to Our Business

We face risks associated with litigation and claims.

We may, in the future, be involved in one or more lawsuits, claims or other proceedings. These suits could concern issues including contract disputes, employment actions, employee benefits, taxes, environmental, health and safety, personal injury and product liability matters.

There are two lawsuits filed against us, one filed by Microbanc, LLC and Todd Spenla of Microbanc, LLC in April 2016, and another filed by Medpace Inc. in July 2016. See “Item 1. Legal Proceedings” for more information. Due to the uncertainties of litigation, however, we can give no assurance that we will prevail on any claims made against us in any such lawsuit. Also, we can give no assurance that any other lawsuits or claims brought in the future will not have an adverse effect on our financial condition, liquidity or operating results. Adverse outcomes in some or all of these claims may result in significant monetary damages that could adversely affect our ability to conduct our business.

Risks Related to Our Organization and Our Common Stock and Preferred Stock

A continued low trading price could lead the NYSE MKT to take actions toward delisting our common stock, including immediately suspending trading in our common stock.

Pursuant to Section 1003(f)(v) of the NYSE MKT Company Guide (the “Company Guide”), the NYSE MKT could take action to delist our common stock in the event that our common stock trades at levels viewed as abnormally low for a substantial period of time. Our stock has traded at prices less than $1.00 for much of the past several months. In addition, the NYSE MKT has advised us that its policy is to immediately suspend trading in shares of, and commence delisting procedures with respect to, a listed company if the market price of its shares falls below $0.06 per share at any time during the trading day. The closing price of our common stock on the NYSE MKT on August 8, 2016 was $0.19 per share, and the significant dilutive effect of an offering may result in our stock trading below this threshold and lead NYSE MKT to immediately suspend trading in our common stock.

The certificate of designation for our Series B Convertible Preferred Stock contains anti-dilution provisions that may result in the reduction of the conversion price for the Series B Convertible Preferred Stock in the future. This feature may result in an indeterminate number of shares of common stock being issued upon conversion.

The certificate of designation for our Series B Convertible Preferred Stock contains anti-dilution provisions, which provisions require the lowering of the conversion price to the purchase price of future offerings. If in the future we issue securities for less than the conversion price of our Series B Convertible Preferred Stock, we will be required to further reduce the relevant conversion price, which will result in a greater number of shares of common stock being issuable upon conversion, which in turn will have a greater dilutive effect on our shareholders. In addition, as there is no floor price on the conversion price, we cannot determine the total number of shares issuable upon conversion. As such, it is possible that we will not have sufficient available shares to satisfy the conversion of the Series B Convertible Preferred Stock if we enter into a future transaction that lowers the conversion price. If we do not have sufficient available shares for any Series B Convertible Preferred Stock conversions, we will be required to increase our authorized shares, which may not be possible and will be time consuming and expensive. The potential for such issuances may depress the price of our common stock regardless of our business performance. We may find it more difficult to raise additional equity capital while our Series B Convertible Preferred Stock is outstanding.

The Series B Convertible Preferred Stock provides for the payment of dividends in cash or in shares of our common stock, and we may not be permitted to pay such dividends in cash, which will require us to have shares of common stock available to pay the dividends.

Each share of Series B Convertible Preferred Stock will be entitled to receive cumulative dividends at the rate per share of 15% per annum of the state value per share, until the fifth anniversary of the date of issuance of the Series B Convertible Preferred Stock. The dividends are payable, at our discretion, in cash, out of any funds legally available for such purpose, or in pay-in-kind shares of common stock calculated based on the conversion price, subject to adjustment as provided in the certificate of designation. The conversion price is subject to reduction if in the future we issue securities for less than the conversion price of our Series B Convertible Preferred Stock. As there is no floor price on the conversion price, we cannot determine the total number of shares issuable upon conversion or in connection with the dividend. As such, it is possible that we will not have sufficient available shares to pay the dividend in common stock, which would require the payment of the dividend in cash. We will not be permitted to pay the dividend in cash unless we are legally permitted to do so under Delaware law, which requires cash to be available from surplus or net profits neither of which we currently have available. Additionally, we are also subject to certain restrictions pursuant to our loan and security agreement with Hercules Capital, Inc., which prohibits us from paying cash dividends or distributions on our capital stock. As such, we do not expect to have cash available to pay the dividends on our Series B Convertible Preferred Stock or to be permitted to make such payments under our loan agreements, and will be relying on having available shares of common stock to pay such dividends, which will result in dilution to our shareholders. If we do not have such available shares, we may not be able to satisfy our dividend obligations.

Item 5. Other Information

Not applicable

Item 6. Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSPIREMD, INC.

Date: August 9, 2016	By:	/s/ James Barry, Ph.D.
	Name:	James Barry, Ph.D
	Title:	President and Chief Executive Officer

Date: August 9, 2016	By:	/s/ Craig Shore
	Name:	Craig Shore
	Title:	Chief Financial Officer, Secretary and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, as amended through September 30, 2015 (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2015)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011)

3.3	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2013)

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 25, 2016)

3.5*	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 5, 2013)

4.2	Rights Agreement dated as of October 22, 2013 between InspireMD, Inc. and Action Stock transfer Corporation, as Rights Agent, including exhibits thereto (incorporated by reference to an exhibit to the Registration Statement on Form 8-A filed with Securities and Exchange Commission on October 25, 2013)

10.1+	Second Amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 25, 2016)

10.2+	Fourth Amendment to Employment Agreement, dated June 6, 2016, by and between InspireMD, Inc. and James Barry, Ph.D. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 7, 2016)

10.3	Amendment No.1 to Loan and Security Agreement, dated November 19, 2013, by and among InspireMD, Inc., Inspire M.D Ltd and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 14, 2016)

10.4	Amendment No.2 to Loan and Security Agreement, dated July 23, 2014, by and among InspireMD, Inc., Inspire M.D Ltd and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 14, 2016)

10.5	Amendment No.3 to Loan and Security Agreement, dated June 13, 2016, by and among InspireMD, Inc., Inspire M.D Ltd and Hercules Capital, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on June 14, 2016)

10.6	Amendment to Debenture of Fixed Charge, dated June 13, 2016, by and between Inspire M.D Ltd and Hercules Capital, Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on June 14, 2016)

10.7	Amendment to Debenture of Floating Charge, dated June 13, 2016, by and between Inspire M.D Ltd and Hercules Capital, Inc. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on June 14, 2016)

10.8	Warrant Agreement, dated June 13, 2016, by and between InspireMD, Inc. and Hercules Capital, Inc. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on June 14, 2016)

10.9	Intellectual Property Security Agreement, dated as of June 13, 2016, by and among InspireMD, Inc., several banks and other financial institutions or entities from time to time parties to the Loan and Security Agreement, and Hercules Capital, Inc., as agent (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on June 14, 2016)

10.10	Intellectual Property Security Agreement, dated as of June 13, 2016, by and among Inspire M.D LTD, several banks and other financial institutions or entities from time to time parties to the Loan and Security Agreement, and Hercules Capital, Inc., as agent (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on June 14, 2016)

10.11	Amendment to Securities Purchase Agreement, dated June 17, 2016, by and among InspireMD, Inc. and the Purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.76 to the Registration Statement on Form S-1/A filed on June 17, 2016)

10.12*	Placement Agent Unit Purchase Option, dated June 7, 2016, issued to Dawson James Securities, Inc.

10.13	Warrant Agent Agreement and Form of Warrant, dated as of July 7, 2016, between InspireMD, Inc. and Action Stock Transfer Corporation, as Warrant Agent (incorporated by reference to an exhibit to the Registration Statement on Form 8-A filed with Securities and Exchange Commission on July 26, 2016)

10.14+	Second Amendment to Amended and Restated Employment Agreement, dated July 25, 2016, by and between InspireMD, Inc. and Craig Shore agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 29, 2016)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

