Form 10-Q
period 2016-09-30
InspireMD, Inc.
filed 2016-11-14
CIK 1433607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

The number of shares of the registrant’s common stock, $0.0001 par value, outstanding as of November 11, 2016: 1,432,542

2

INSPIREMD, INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2016

The amounts are stated in U.S. dollars

PART I

Item 1. Financial statements

INSPIREMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in thousands other than share and per share data)

	September 30,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,468	$3,257
Accounts receivable:
Trade, net	542	405
Other	139	142
Prepaid expenses	107	75
Inventory	365	753
Total current assets	11,621	4,632

NON-CURRENT ASSETS:
Property, plant and equipment, net	379	472
Funds in respect of employees rights upon retirement	407	502
Royalties buyout	50	87
Total non-current assets	836	1,061
Total assets	$12,457	$5,693

The accompanying notes are an integral part of the condensed consolidated financial statements.

INSPIREMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in thousands other than share and per share data)

	September 30,	December 31,
	2016	2015
LIABILITIES AND EQUITY (NET OF CAPITAL DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	$409	$512
Other	1,526	2,006
Advanced payment from customers	35	167
Current maturity of loan	3,655	4,149
Total current liabilities	5,625	6,834

LONG-TERM LIABILITIES:
Liability for employees rights upon retirement	604	706
Long-term loan	-	1,099
Total long-term liabilities	604	1,805

COMMITMENTS AND CONTINGENT LIABILITIES (Note 11)
Total liabilities	6,229	8,639

EQUITY (CAPITAL DEFICIENCY):
Common stock, par value $0.0001 per share; 150,000,000 and 50,000,000 shares authorized at September 30, 2016 and December 31, 2015, respectively; 1,340,224 and 307,043 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	-	-
Preferred Stock, par value $0.0001 per share; 5,000,000 shares authorized at September 30, 2016 and December 31, 2015, respectively; 312,020 and 0 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	-	-
Additional paid-in capital	135,821	120,050
Accumulated deficit	(129,593)	(122,996)
Total equity (capital deficiency)	6,228	(2,946)
Total liabilities and equity (net of capital deficiency)	$12,457	$5,693

The accompanying notes are an integral part of the condensed consolidated financial statements.

INSPIREMD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(U.S. dollars in thousands, except share and per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
REVENUES	$469	$632	$1,572	$1,794
COST OF REVENUES	438	543	1,414	1,954
GROSS PROFIT (LOSS)	31	89	158	(160)
OPERATING EXPENSES:
Research and development	289	781	1,068	2,880
Selling and marketing	329	588	1,116	2,600
General and administrative	1,183	1,713	3,932	5,270
Restructuring and impairment		418		964
Total operating expenses	1,801	3,500	6,116	11,714
LOSS FROM OPERATIONS	(1,770)	(3,411)	(5,958)	(11,874)
FINANCIAL EXPENSES, net:
Interest expense	197	246	564	822
Other financial expenses (income)	40	(18)	74	34
Total financial expenses	237	228	638	856
LOSS BEFORE INCOME TAXES	(2,007)	(3,639)	(6,596)	(12,730)
TAX EXPENSES (INCOME)	-	2	1	1
NET LOSS	$(2,007)	$(3,641)	$(6,597)	$(12,731)
NET LOSS PER SHARE - basic and diluted	$(0.86)	$(11.93)	$(6.37)	$(47.13)
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING NET LOSS PER SHARE - basic and diluted, see Note 6	2,341,807	305,240	1,034,943	270,120

The accompanying notes are an integral part of the condensed consolidated financial statements.

INSPIREMD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. dollars in thousands)

	Nine months ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,597)	$(12,731)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	143	195
Impairment of royalties buyout	-	576
Loss from sale of property, plant and equipment	-	3
Change in liability for employees’ rights upon retirement	(102)	(29)
Financial expenses	194	191
Share-based compensation expenses	1,240	2,600
Loss on amounts funded in respect of employee rights upon retirement, net	1	11
Changes in operating asset and liability items:
(Increase) Decrease in prepaid expenses	(32)	88
Increase in trade receivables	(137)	(29)
Decrease in other receivables	3	160
Decrease in inventory	388	843
Decrease in trade payables	(103)	(75)
Decrease in other payables and advance payment from customers	(612)	(1,182)
Net cash used in operating activities	(5,614)	(9,379)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(13)	(12)
Amounts received with respect of employee rights upon retirement, net	94	21
Net cash provided by investing activities	81	9
CASH FLOWS FROM FINANCING ACTIVITIES:
Taxes withheld in respect of share issuance	(17)	(88)
Proceeds from issuance of shares and warrants, net of $1,906 and $1,315 issuance costs, respectively	14,424	12,432
Repayment of loan	(1,651)	(2,739)
Net cash provided by financing activities	12,756	9,605
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(12)	(26)
INCREASE IN CASH AND CASH EQUIVALENTS	7,211	209
BALANCE OF CASH AND CASH EQUIVALENTS
AT BEGINNING OF THE PERIOD	3,257	6,300
BALANCE OF CASH AND CASH EQUIVALENTS
AT END OF THE PERIOD	$10,468	$6,509
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Warrants granted to Lender, see Note 4	123

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

The Company has an accumulated deficit as of September 30, 2016, as well as net losses and negative operating cash flows in recent years. The Company expects to continue incurring losses and negative cash flows from operations until its products (primarily CGuard™ EPS) reach commercial profitability. As a result of these expected losses and negative cash flows from operations along with the Company’s current cash position, the Company does not have sufficient resources to fund operations beyond the third quarter of 2017. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. These financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

c.	Fundraising

On July 7, 2016, the Company closed a public offering of 442,424 shares of Series B Convertible Preferred Stock and accompanying warrants to purchase up to 1,769,696 shares of common stock. The Company received gross proceeds of approximately $14.6 million from the offering, before deducting placement agent fees and offering expenses payable by the Company. See Note 5e.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, the financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position and results of operations of the Company. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2015, as found in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2016. The balance sheet for December 31, 2015 was derived from the Company’s audited financial statements for the year ended December 31, 2015. The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of results that could be expected for the entire fiscal year.

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

As of September 30, 2016 and December 31, 2015, $52,000 and $85,000, respectively were deducted from the carrying value of the “Current maturity of loan” in the condensed consolidated balance sheets.

In May 2014, the FASB issued ASC 606, Revenue from contracts with customers. The objective of the new revenue standard is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services, based on a five step model that includes the identification of the contract with the customer and the performance obligations in the contract, determination of the transaction price, allocation of the transaction price to the performance obligations in the contract and recognizing revenue when (or as) the entity satisfies a performance obligation. The revenue standard is effective for annual periods beginning on or after December 15, 2017. The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09 – Improvements to Employee Share Based Payment Accounting which simplifies certain aspects of the accounting for share-based payments, including accounting for income taxes, classification of awards as either equity or liabilities, classification on the statement of cash flows as well as allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted in any annual or interim period for which financial statements have not yet been issued, and all amendments in the ASU that apply must be adopted in the same period. The Company is currently evaluating the impact of the standard on its consolidated financial statements. In addition, the impact on the Company’s consolidated financial statements upon adoption is dependent on the Company’s share price at option expiration dates and restricted stock vesting dates.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments,” which addresses the presentation of restricted cash and restricted cash equivalents (or amounts generally described as such) within the statement of cash flows under ASC 230, Statement of Cash Flows, with the intent to reduce diversity in practice. Among others, this ASU addresses cash flow treatment such as debt prepayment or debt extinguishment costs and proceeds from the settlement of insurance claims. Entities are required to disclose how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. Entities must also disclose information about the nature of the restrictions. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. A retrospective basis adoption is required. The Company is currently evaluating the impact of the standard on its consolidated financial statements.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 – LOAN AMENDMENT:

On June 13, 2016, the Company amended (the “Amendment”) the Loan and Security Agreement, dated October 23, 2013, as amended (the “Loan Agreement”), to provide that, among other things, the principal payment shall be suspended for a four month period beginning May 1, 2016, provided that the Company receives unrestricted and unencumbered net cash proceeds in an amount of at least $10 million from the sale of the Company’s equity securities with investors acceptable to the lender on or prior to June 30, 2016. The Amendment also modified the term loan maturity date under the Loan Agreement to (i) April 1, 2017, if the Company does not complete such sale of its equity securities and the lender does not waive such condition to complete such sale prior to June 30, 2016, or (ii) June 1, 2017, if the Company completes such sale of its equity securities, or if the lender waives such condition to complete such sale of its equity securities, prior to June 30, 2016. In addition, the Company agreed to increase the end of term charge from $500,000 to $520,000 on the earliest to occur of February 1, 2017, or when the loan is paid in full or matures. In connection with the Amendment, the Company and its subsidiary granted a security interest in their intellectual property to the lender (see Note 11b). In addition, in connection with the Amendment, the Company issued the lender warrants to purchase up to the number of shares of common stock equal to $182,399 divided by (i) the lowest effective price per share, determined on a common stock-equivalent basis, for which the Company’s equity securities are sold and issued by the Company in an equity financing in which the Company receives unrestricted aggregate gross cash proceeds of at least $7.5 million, subject to adjustment from time to time in accordance with the terms of the warrant agreement, or (ii) if such equity financing shall not have been consummated on or before July 30, 2016, or if, prior to the consummation of such equity financing, there shall be a transaction involving a change of control or a dissolution, liquidation or winding-up of the Company, then the closing price of a share of common stock on June 13, 2016, subject to adjustment thereafter from time to time in accordance with the terms of the warrant agreement. The warrants are immediately exercisable and have a five year term. The principal payments of May 1, 2016 and June 1, 2016 were suspended and although the July 2016 Offering (see Note 5e) had not closed prior to June 30, 2016, the lender agreed to waive the July 1, 2016 principal payment. Additionally, on July 6, 2016, the lender agreed to waive the August 1, 2016 principal payment, as well.

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

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Following the closing of the July 2016 Offering (see Note 5e), pursuant to the warrant agreement discussed above, the Company issued to the lender warrants to purchase 38,691 shares of common stock. The warrants are exercisable immediately and have a term of exercise of 5 years from the date of issuance and an exercise price of $4.71. Given the settlement mechanism described above, the warrants were classified as a liability and subsequently, upon closing of the July 2016 Offering, were reclassified as equity.

NOTE 5 - EQUITY:

a.	On January 26, 2016 the Company entered into option cancellation and release agreements with certain directors, the Chief Executive Officer (“CEO”), who at the time was acting as the Company’s Chief Operating Officer, the former Chief Executive Officer (“former CEO”) and Chief Financial Officer (“CFO”). See Note 10c.

b.	On March 21, 2016, the Company sold 117,327 shares of its common stock and warrants to purchase 58,668 shares of common stock in concurrent underwritten public offering and private placement (the “March 2016 Offering”). The common stock was sold at a price of $14.75 per share and each purchaser received a warrant to purchase one half of one share of common stock for each share of common stock that it purchased in the March 2016 Offering. The warrants, which are classified as equity, are exercisable immediately and have a term of exercise of 5 years from the date of issuance and an exercise price of $14.75. The March 2016 Offering resulted in gross proceeds to the Company of approximately $1.7 million ($1.4 million after deducting underwriting discount, placement agent fees and other offering expenses).

In connection with the March 2016 Offering, on March 21, 2016, the Company issued to the underwriter and placement agent five-year warrants to purchase up to 5,867 shares of common stock at an exercise price of $18.44 per share. The warrants, which are classified as equity, are exercisable at any time during the period commencing six months following the date of issuance and ending five years from the date of issuance.

c.	On May 24, 2016, the stockholders of the Company approved an increase of the total number of shares of common stock available for issuance pursuant to awards under the InspireMD, Inc. 2013 Long-Term Incentive Plan by 400,000 shares, to a total of 438,800 shares of common stock.

On September 28, 2016, the stockholders of the Company approved an increase of the total number of shares of common stock available for issuance pursuant to awards under the InspireMD, Inc. 2013 Long-Term Incentive Plan by 252,000 shares, to a total of 690,800 shares of common stock.

d.	On May 25, 2016 the Company filed with the Secretary of State of Delaware a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the Company’s number of authorized shares of common stock from 50,000,000 to 150,000,000.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

e.	On July 7, 2016, the Company closed a public offering of 442,424 shares of Series B Convertible Preferred Stock and accompanying warrants to purchase up to 1,769,696 shares of common stock (the “July 2016 Offering”). Each share of Series B Convertible Preferred Stock and the accompanying warrants were sold at a price of $33.00. Each share of Series B Convertible Preferred Stock is convertible into 4 shares of common stock reflecting a conversion price equal to $8.25 per share. The holders of Series B Convertible Preferred Stock will be entitled to receive cumulative dividends at the rate per share of 15% per annum of the stated value for five years, payable in cash or common stock, at the Company’s discretion.

The Series B Convertible Preferred Stock will automatically convert into shares after five years from issuance. Additionally, holders of the shares may elect to convert at anytime. The Series B Convertible Preferred Stock has certain anti-dilution provisions. In addition, the Series B Convertible Preferred Stock is subject to provisions providing for make-whole payments, pursuant to which, if the Series B Convertible Preferred Stock is converted into shares of common stock at any time prior to the fifth anniversary of the date of issuance, the holders will receive all of the dividends that, but for the early conversion, would have otherwise accrued on the applicable shares of Series B Convertible Preferred Stock being converted for the period commencing on the conversion date and ending on the fifth anniversary of the date of issuance, less the amount of all prior dividends paid on such converted Series B Convertible Preferred Stock before the date of conversion. The warrants are exercisable immediately and have a term of exercise of five years from the date of issuance and have an exercise price of $5.00 per share of common stock.

The Company received gross proceeds of approximately $14.6 million from the offering, before deducting placement agent fees and offering expenses payable by the Company.

For accounting purposes, the Company analyzed the classification of the Series B Convertible Preferred Stock, including whether the embedded conversion options should be bifurcated. As the Series B Convertible Preferred Stock is not redeemable, and the host contract was determined to be akin to equity, the entire instrument was classified as equity.

The Company has also concluded that the warrants accompanying the Series B Convertible Preferred Stock are classified as equity, since the warrants bear a fixed conversion ratio and all other criteria for equity classification have been met.

For the calculation of loss per share, the additional shares of common stock that will be issued upon conversion of the Series B Convertible Preferred Stock have been included in basic loss per share since Series B Convertible Preferred Stock will automatically convert into shares of common stock after five years, if not previously converted. Dividend payments have been excluded from the loss per share calculation, since the effect of the dividend payments in shares of common stock is anti-dilutive.

During the three month period ended September 30, 2016, 130,404 shares of Series B Convertible Preferred Stock was converted into 912,828 shares of common stock.

f.	Following the closing of the July 2016 Offering, pursuant to a warrant agreement (see Note 4), the Company issued to a lender warrants to purchase 38,691 shares of common stock.

g.	During the nine months ended September 30, 2016, the Company granted to its directors and employees stock options to purchase a total of 149,857 shares of the Company’s common stock. The options have exercise prices ranging from $3.25 to $12.50 per share, which exercise price was the fair market value of the Company’s common stock on the date of each respective grant. Of the options to purchase 149,857 shares of common stock described above, options to purchase 28,331 shares of common stock are fully vested as of their grant date, 70,500 options have vesting schedule of 12 months granted to its new CEO (see Note 10e), 23,401 options are subject to certain market and performance conditions granted to its new Vice Chairman of the Board of Directors (see Note 10a) and 27,625 options have vesting schedule of 3 years.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In calculating the fair value of the above 28,331 options the Company used the following assumptions: dividend yield of 0%; expected term of 5 years; expected volatility of 85.81%-86.69%; and risk-free interest rate of 1.01%-1.25%.

The fair value of the above 28,331 options, using the Black-Scholes option-pricing model, was approximately $0.2 million.

In calculating the fair value of the above 27,625 options the Company used the following assumptions: dividend yield of 0%; expected term of 5.5-6.5 years; expected volatility of 87.29%-87.46%; and risk-free interest rate of 1.20%-1.35%.

The fair value of the above 27,625 options, using the Black-Scholes option-pricing model, was approximately $0.1 million.

h.	During the nine months ended September 30, 2016, the Company granted to its employees 88,125 restricted shares of common stock with vesting schedule of 12 months to 3 years. The fair value of the restricted shares of common stock, using the Black-Scholes option-pricing model, was approximately $419,000. Of the 88,125 restricted shares of common stock above, 70,500 restricted shares of common stock were granted to the Company’s CEO, see also Note 10e.

i.	On September 28, 2016, the Company filed with the Secretary of State of Delaware a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a one-for-twenty five reverse stock split of its common stock, par value $0.0001 per share, effective as of October 7, 2016, which decreased the number of issued and outstanding shares of common stock from 35.7 million shares to 1.4 million shares. All related share and per share data have been retroactively applied to the financial statements and their related notes for all periods presented.

NOTE 6- NET LOSS PER SHARE:

Basic and diluted net loss per share is computed by dividing the net loss for the period attributable to common stock by the weighted average number of shares of common stock outstanding during the period, including 387,178 and 1,153,117 weighted average shares common stock issuable to holders of Sereis B Convertible Preferred Stock for the nine and three month periods ended September 30, 2016 (since they are convertible based on passage of time – see Note 5e). The calculation of diluted net loss per share excludes potential share issuances of common stock upon the exercise of share options, warrants, restricted stocks and placement agent unit as the effect is anti-dilutive.

The total number of shares of common stock related to outstanding options, warrants, restricted stocks and placement agent unit excluded from the calculations of diluted loss per share were 2,449,774 and 200,477 for the nine and three month periods ended September 30, 2016 and 2015, respectively.

NOTE 7 - FAIR VALUE MEASURMENT:

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

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of September 30, 2016 and December 31, 2015, allowance for doubtful accounts was $354,000 and $346,000, respectively.

NOTE 8 - INVENTORY:

	September 30,	December 31,
	2016	2015
	($ in thousands)
Finished goods	$108	$301
Work in process	147	307
Raw materials and supplies	110	145
	$365	$753

NOTE 9 - ACCOUNTS PAYABLE AND ACCRUALS - OTHER:

	September 30,	December 31,
	2016	2015
	($ in thousands)
Employees and employee institutions	$325	$412
Accrued vacation and recreation pay	222	377
Accrued clinical trial expenses	486	582
Accrued expenses	433	552
Provision for sales commissions	56	80
Taxes payable	4	3
	$1,526	$2,006

NOTE 10 - RELATED PARTIES:

a.	On January 16, 2016, the Board of Directors appointed a new director as a Vice Chairman of the Board, effective as of January 22, 2016, with a term expiring at the Company’s 2017 annual meeting of stockholders. On April 30, 2016, in connection with his appointment, the new director was granted an option to purchase 31,202 shares of the Company’s common stock at an exercise price equal to the fair market value of the Common Stock on the date of grant on April 30, 2016, subject to the terms and conditions of the 2013 Plan and the 2011 Plan. Options to purchase 7,801 shares of Common Stock vest and become exercisable immediately upon the time of grant, and, until all 31,202 options shall have vested, options to purchase 7,801 shares of common stock will vest and become exercisable each time upon (i) the Company raising at least $15 million through an equity offering; (ii) the Company’s market cap becoming equal to or greater than $25 million; (iii) the Company receiving research coverage by three new analysts at a leading investment bank; or (iv) the tripling of the Company’s market cap from the date of appointment. Any of the foregoing conditions, if achieved following the director’s appointment but prior to April 30, 2016, would have been deemed satisfied on the date of grant. However, in the event (i) of the director’s death or permanent disability, (ii) a change in control (as defined in the Plan) or (iii) if the director is asked to resign for any reason other than cause (as defined in the Company’s form of Nonqualified Stock Option Agreement under its Plan), the options shall vest immediately in full. The options have a term of 10 years from the date of grant and the exercise price may be paid in either cash or on a cashless basis.

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

b.	During the nine month period ended September 30, 2016, the Company granted to its directors stock options to purchase a total of 30,530 shares of common stock at exercise prices ranging from $3.25-$8.25, in addition to the 31,202 options that were granted to the new director (see also note 5e). Of the 30,530 options above, 20,530 options were in lieu of cash compensation that was owed to them and already accrued for their services as directors for the fourth quarter of 2015 and the first quarter of 2016 and also for their services as directors during the second quarter of 2016. See Note 5g.

c.	On January 26, 2016 the Company entered into an option cancellation and release agreement with certain directors, the former CEO and the CFO (“the Optionholders”), pursuant to which the parties agreed to cancel options to purchase an aggregate of 16,910 shares of common stock of the Company previously granted to each of the Optionholders. For accounting purposes, the cancellation was treated as a settlement for no consideration and accordingly all remaining unrecognized compensation cost amounting to approximately $800,000 was recognized.

d.	On January 21, 2016, the Company and the Company’s former CEO entered into a fourth amendment to the former CEO’s Employment Agreement by and between the Company and the former CEO, in order to, among other things, (i) modify the term of the former CEO’s employment to end on the earlier of June 30, 2016 or the date upon which a new president and/or CEO (or executive performing a similar role) commences employment with the Company (or, if such individual is promoted internally, the date such individual is promoted to the position of president and/or chief executive officer); and (ii) provide that, during the remaining term of his employment, the former CEO will receive (A) 50% of his base salary in cash payments, for all days that the CEO works during the remaining term of his employment, at the monthly rate of $18,750, payable in accordance with the Company’s regular payroll practices, and (B) a lump-sum payment equivalent to 50% of the former CEO’s base salary through June 30, 2016, at the monthly rate of $18,750, payable within 20 business days from the earlier of (x) the Company raising an aggregate of $5 million from investors, or (y) June 30, 2016.

On June 6, 2016, the former CEO resigned from all officer and director positions with the Company, and a new president and CEO commenced employment with the Company.

e.	On June 6, 2016, the Company appointed a new CEO, who was then the Company’s executive vice president and chief operating officer. In connection with his appointment, the Company and the CEO entered into a fourth amendment (the “Fourth Amendment”) to the employment agreement by and between the Company and the CEO, in order to, among other things, (i) change the title of his position to president and chief executive officer; (ii) modify the term of the CEO’s employment to (a) continue until May 31, 2017, with the CEO resigning as a member of the Board of Directors at the end of such term if requested by the Company and (b) provide that in the event that the term is not extended beyond May 31, 2017 by mutual agreement of the parties and the Company does not offer the CEO a position as CEO and/or chief operating officer on the same or more favorable terms with a base salary that is at least 10% greater than his current base salary, the CEO’s termination will be deemed a termination without cause; and (iii) amend the terms and conditions of the CEO’s compensation, as described below.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Pursuant to the Fourth Amendment, for the period beginning on June 1, 2016 and ending on the earlier of (i) the closing of a transaction with investors where the Company raises an aggregate of $5 million (the “Financing”) and (ii) March 15, 2017, the CEO will receive 50% of his base salary in cash payments, payable in accordance with the Company’s regular payroll practices, with the remaining 50% of his base salary paid in a lump-sum payment on the first to occur of (a) the first payroll period that is on or after the 20th business day following the Financing or (b) March 15, 2017 (such earlier date, the “Reduction Amount Payment Date”). The Fourth Amendment also amends the terms of the CEO’s bonus compensation to provide that (i) the CEO is eligible to receive annual bonus compensation in an amount equal to 100% of his base salary upon the achievement of reasonable target objectives and performance goals as may be determined by the Board in consultation with the CEO and (ii) on the Reduction Amount Payment Date, the CEO will receive a lump-sum retention bonus in an amount equal to $106,458, subject to the CEO’s continued employment through such date.

The Fourth Amendment further provides that on or within 20 business days of the closing of the Financing, the CEO will be granted, subject to approval of the Board of Directors and the CEO’s continued employment by the Company through the applicable grant date, (i) a nonqualified stock option relating to the number of shares of the Company’s common stock equal to 2% of the Company’s outstanding common stock on the date of the closing of the Financing (the “Financing Option”) and (ii) an award of a number of restricted shares of the Company’s common stock equal to 2% of the Company’s outstanding common stock on the date of the closing of the Financing (the “Financing Restricted Stock Award”), in each case, subject to the terms and conditions of the Company’s 2013 Long-Term Incentive Plan and a nonqualified stock option agreement and a restricted stock award agreement to be entered into by the Company and the CEO. From the July 2016 Offering, the Company received more than an aggregate of $5 million, and, as such, on July 25, 2016, the CEO was granted the Financing Option to purchase 70,500 shares of the Company’s common stock at an exercise price of $4.75, which is equal to the fair market value of common stock on the date of grant, vesting on the first anniversary of the date of the grant, and on August 1, 2016, the CEO was granted the Financing Restricted Stock Award of 70,500 restricted shares of the Company’s common stock, vesting on the first anniversary of the date of the grant.

In calculating the fair value of the above options the Company used the following assumptions: dividend yield of 0%; expected term of 5.5 years; expected volatility of 87.29%; and risk-free interest rate of 1.22%.

The fair value of the above options, using the Black-Scholes option-pricing model, was approximately $0.2 million.

The fair value of the above restricted shares of common stock, using the Black-Scholes option-pricing model, was approximately $0.3 million.

NOTE 11 - COMMITMENT AND CONTINGENT LIABILITIES:

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

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In November 2015, The Company received written communication from a distributor to provide unspecified compensation for pre-paid goods subject to the voluntary field action. After considering the views of its legal counsel as well as other factors, the Company’s management believes that a loss from any related future proceedings would range from a minimal amount up to 1,075,000 Euros and is reasonably possible.

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

In July 2016, a service provider filed a suit seeking damages from the Company’s subsidiary amounting to $1,965,000. The Company’s management, after considering the views of its legal counsel as well as other factors, is of the opinion that a loss to the Company is neither probable nor in an amount or range of loss that is estimable.

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

Disaggregated financial data is provided below as follows:

(1) Revenues by geographic area and.

(2) Revenues from principal customers.

Revenues are attributed to geographic areas based on the location of the customers. The following is a summary of revenues:

By geographic areas:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	($ in thousands)

Germany	$213	$195	$536	$491
Belarus	52	-	75	111
Italy	27	186	347	302
Brazil	10	57	48	207
Other	167	194	566	683
	$469	$632	$1,572	$1,794

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

By product:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	($ in thousands)

CGuard	$277	$310	$952	$537
MGuard*	192	322	620	1,257
	$469	$632	$1,572	$1,794

*The nine months ended September 30, 2015 include revenue from sales of both MGuard Prime EPS and MGuard, an earlier version of MGuard Prime EPS.

The following is a summary of revenues by principal customers:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Customer A	40%	31%	29%	11%
Customer B	11%	0%	5%	6%
Customer C	5%	0%	5%	14%
Customer D	1%	6%	15%	5%
Customer E	0%	21%	1%	9%

All tangible long-lived assets are located in Israel.

NOTE 13 – SUBSEQUENT EVENTS:

On October 24, 2016, the Company appointed a new executive vice president and chief commercial officer of the Company, effective as of the same date. The initial term of his employment ends on October 23, 2018, unless earlier terminated or extended.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will probably not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	our history of recurring losses and negative cash flows from operating activities, significant future commitments and the uncertainty regarding the adequacy of our liquidity to pursue our complete business objectives;

●	market acceptance of our existing and new products;

●	negative clinical trial results or lengthy product delays in key markets;

●	an inability to secure and maintain regulatory approvals for the sale of our products;

●	our dependence on single suppliers for certain product components and our ability to comply with stringent manufacturing quality standards and to increase production as necessary;

●	intense competition in our industry, with competitors having substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution and personnel resources than we do;

●	entry of new competitors and products and potential technological obsolescence of our products;

●	our limited manufacturing capabilities and reliance on subcontractors for assistance;

●	loss of a key customer or supplier;

●	technical problems with our research and products and potential product liability claims;

●	product malfunctions;

●	adverse economic conditions;

●	insufficient or inadequate reimbursement by governmental and other third party payers for our products;

●	our efforts to successfully obtain and maintain intellectual property protection covering our products, which may not be successful;

●	legislative or regulatory reform of the healthcare system in both the U.S. and foreign jurisdictions;

●	the fact that we will need to raise additional capital to meet our business requirements in the future and that such capital raising may be costly, dilutive or difficult to obtain;

●	the fact that we conduct business in multiple foreign jurisdictions, exposing us to foreign currency exchange rate fluctuations, logistical and communications challenges, burdens and costs of compliance with foreign laws and political and economic instability in each jurisdiction;

●	the impact of significant legal proceedings;

●	the escalation of hostilities in Israel, which could impair our ability to manufacture our products; and

●	loss or retirement of key executives and research scientists.

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

Overview

We are a medical device company focusing on the development and commercialization of our proprietary MicroNet™ stent platform technology for the treatment of complex vascular and coronary disease. A stent is an expandable “scaffold-like” device, usually constructed of a metallic material, that is inserted into an artery to expand the inside passage and improve blood flow. Different than conventional stents, each of our stent is wrapped with MicroNet (a micron mesh sleeve designed to permanently prevent plaque debris through the stent struts) in order to protect from embolic events, which we refer to as the embolic protection system.

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

Our MGuard™ Prime™ Embolic Protection System (“MGuard Prime EPS”) is marketed for use in patients with acute coronary syndromes, notably acute myocardial infarction (heart attack) and saphenous vein graft coronary interventions (bypass surgery). MGuard Prime EPS combines the MicroNet with a bare-metal cobalt-chromium based stent and, together with our first generation MGuard stent combining the MicroNet with a bare-metal stainless steel stent, unless otherwise indicated, we refer to both kinds of bare-metal stents as MGuard coronary products. We market and sell MGuard Prime EPS for the treatment of coronary disease in the European Union. MGuard Prime EPS received CE mark approval in the European Union in October 2010 for improving luminal diameter and providing embolic protection. However, as a result of a shift in industry preferences away from bare-metal stents in favor of drug-eluting (drug-coated) stents, in 2014 we decided to curtail further development of this product in order to focus on the development of a drug-eluting stent product, MGuard DES™. Due to limited resources, though, our efforts have been limited to testing drug-eluting stents manufactured by potential partners for compatibility and incorporating our MicroNet in-house onto a drug-eluting stent manufactured by a potential partner.

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

Recent Events

Effective as of 5:00 p.m. Eastern Time on October 7, 2016, we amended our certificate of incorporation in order to effectuate a 1-for-25 reverse stock split of our outstanding shares of common stock. All share and related option and warrant information presented in this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect the reduced number of shares outstanding which resulted from this action.

On July 7, 2016, we closed a public offering of 442,424 shares of Series B Convertible Preferred Stock and accompanying warrants to purchase up to 1,769,696 shares of common stock. Each share of Series B Convertible Preferred Stock and the accompanying warrants were sold at a price of $33.00. Each share of Series B Convertible Preferred Stock is convertible into 4 shares of common stock reflecting a conversion price equal to $8.25 per share. The holders of Series B Convertible Preferred Stock will be entitled to receive cumulative dividends at the rate per share of 15% per annum of the stated value for five years, payable in cash or common stock, at the Company’s discretion. The warrants are exercisable immediately and have a term of exercise of five years from the date of issuance and have an exercise price of $5.00 per share of common stock. The warrants sold in this public offering commenced trading on the NYSE MKT under the ticker symbol “NSPR.WS” on August 1, 2016. The Company received gross proceeds of approximately $14.6 million from the offering, before deducting placement agent fees and offering expenses payable by the Company.

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

Results of Operations

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

Revenues. For the three months ended September 30, 2016, revenue decreased by $163,000, or 25.8%, to $469,000, from $632,000 during the same period in 2015. This decrease was predominantly driven by a 40.4% decrease in sales of MGuard Prime EPS from $322,000 in the three months ended September 30, 2015 to $192,000 in the same period in 2016, predominantly driven by a decrease in sales due to the trend of doctors increasingly using drug-eluting stents rather than bare metal stents in STEMI patients. There was no material change in the sales of CGuard EPS in the three months ended September 30, 2016, compared to the same period in 2015.

With respect to regions, the decrease in revenue was primarily attributable to a decrease of $101,000 in revenue from sales of MGuard Prime EPS from our distributors in Europe.

Gross Profit (Loss). For the three months ended September 30, 2016, our gross profit (revenue less cost of revenues) decreased to $31,000 from $89,000 in the same period in 2015, or 65.2%. This decrease in gross profit was primarily attributable to a decrease in revenue of $163,000 (see above for explanation) and an increase of $35,000 of expenses related to the underutilization of our manufacturing resources. These decreases in gross profit were partially offset by a decrease of $164,000 in material and labor costs (due to the decreased sales). Gross margin (gross profits as a percentage of revenue) decreased to 6.6% in the three months ended September 30, 2016, from 14.1% in the same period in 2015.

Research and Development Expenses. For the three months ended September 30, 2016, research and development expenses decreased by 63.0%, or $492,000, to $289,000, from $781,000 during the same period in 2015. This decrease in research and development expenses resulted primarily from a decrease of $361,000 in compensation expenses, a decrease of $95,000 in development costs associated with CGuard EPS and a decrease of $36,000 in miscellaneous expenses. The decrease in compensation is the result of the implementation of our cost reduction/focused spending plan beginning in the first quarter of 2015, as well as us not granting any share-based compensation to our officers and employees conducting research and development in 2016 as opposed to our practice in 2015.

Selling and Marketing Expenses. For the three months ended September 30, 2016, selling and marketing expenses decreased by 44.0%, or $259,000, to $329,000, from $588,000 during the same period in 2015. This decrease in selling and marketing expenses resulted primarily from a decrease of $151,000 in compensation expenses due to the timing of employee turnovers, a decrease of $81,000 in travel expenses associated with the decreased size of our sales force and a decrease of $27,000 in miscellaneous expenses.

General and Administrative Expenses. For the three months ended September 30, 2016, general and administrative expenses decreased by 30.9%, or $530,000, to $1,183,000, from $1,713,000 during the same period in 2015. The decrease in general and administrative expenses resulted primarily from a decrease of $329,000 in consulting fees, a decrease of $125,000 in compensation expenses and a decrease of $76,000 in miscellaneous expenses.

Restructuring and Impairment Expenses. For the three months ended September 30, 2015 we incurred $418,000 of restructuring and impairment expense made up of $260,000 of expenses related to the impairment of an MGuard Prime EPS royalty buyout option due to anticipated lower sales of MGuard Prime EPS in the future, $101,000 associated with our early termination of our lease for a portion of our office in Boston, Massachusetts and $57,000 of cash payouts to terminated employees in connection with our restructuring. No such expense was incurred during the same period in 2016.

Financial Expenses. For the three months ended September 30, 2016, there was no material change in financial expenses compared to the same period in 2015.

Tax Expenses (Income). For the three months ended September 30, 2016 there was no material change in tax expenses (income) compared to the same period in 2015.

Net Loss. Our net loss decreased by $1,634,000, or 44.9%, to $2,007,000 for the three months ended September 30, 2016 from $3,641,000 during the same period in 2015. The decrease in net loss resulted primarily from a decrease of $1,699,000 in operating expenses primarily due to our cost reduction/focused spending plan. This decrease in our net loss was partially offset by a decrease of $58,000 in gross profit.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

Revenues. For the nine months ended September 30, 2016, revenue decreased by $222,000, or 12.4%, to $1,572,000, from $1,794,000 during the same period in 2015. This decrease was predominantly driven by a 50.7% decrease in sales of MGuard Prime EPS from $1,257,000 in the nine months ended September 30, 2015 to $620,000 in the same period in 2016, predominantly driven by a decrease in sales due to the trend of doctors increasingly using drug-eluting stents rather than bare metal stents in STEMI patients. This decrease in MGuard Prime EPS sales was partially offset by a 77.3% increase in sales of CGuard EPS from $537,000 in the nine months ended September 30, 2015 to $952,000 in the same period in 2016.

With respect to regions, the decrease in revenue was primarily attributable to a decrease of $441,000 in revenue from sales of MGuard Prime EPS from our distributors in Europe and a decrease of $186,000 in revenue from sales of MGuard Prime EPS from our distributors in Latin America, partially offset by an increase of $364,000 in revenue from sales of CGuard EPS from our distributors in Europe.

Gross Profit (Loss). For the nine months ended September 30, 2016, we had a gross profit (revenue less cost of revenues) of $158,000, as compared to a gross loss (revenue less cost of revenues) of $160,000, during the same period in 2015, representing an increase of $318,000. This increase in gross profit was attributable to a decrease of write-offs of inventory (primarily MGuard Prime EPS) of $450,000 during the nine months ended September 30, 2016, as compared to the same period in 2015, a decrease of $194,000 in material and labor costs (due to the decreased sales) and a decrease of $93,000 in miscellaneous expenses. These increases in gross profit were partially offset by a decrease in revenues of $222,000 (see above for explanation) and an increase of $197,000 related to the underutilization of our manufacturing resources. Gross margin (gross profits as a percentage of revenue) increased to 10.1% in the nine months ended September 30, 2016 from (8.9)% in the same period in 2015.

Research and Development Expenses. For the nine months ended September 30, 2016, research and development expenses decreased by 62.9%, or $1,812,000, to $1,068,000, from $2,880,000 during the same period in 2015. This decrease in research and development expenses resulted primarily from a decrease of $903,000 in compensation expenses, a decrease of $462,000 in clinical trial and development costs associated with CGuard EPS, a decrease of $191,000 in clinical trial expenses associated with our MASTER II trial, decrease of $203,000 of other research and development expenses related to MGuard Prime EPS and a decrease of $53,000 in miscellaneous expenses. The decreases in compensation and miscellaneous expenditures related to MGuard Prime EPS are the results of the implementation of our cost reduction/focused spending plan beginning in the first quarter of 2015.

Selling and Marketing Expenses. For the nine months ended September 30, 2016, selling and marketing expenses decreased by 57.1%, or $1,484,000, to $1,116,000, from $2,600,000 during the same period in 2015. This decrease in selling and marketing expenses resulted primarily from a decrease of $916,000 in compensation expenses due to our transition away from direct sales in favor of using third party distributors, a decrease of $261,000 in travel expenses associated with the decreased size of our sales force, a decrease of $162,000 in expenditures related to our reduced participation in trade shows, primarily the EuroPCR Congress, incurred in the same period in 2015, and a decrease of $145,000 in miscellaneous expenditures. The decrease in spending was a result of our cost reduction/focused spending plan.

General and Administrative Expenses. For the nine months ended September 30, 2016, general and administrative expenses decreased by 25.4%, or $1,338,000, to $3,932,000, from $5,270,000 during the same period in 2015. The decrease in general and administrative expenses resulted primarily from a decrease of $839,000 in share-based compensation expenses primarily due to us not granting share-based compensation to our officers until July 2016, as opposed to our practice in 2015 of granting share-based compensation to our officers in January. In addition, our share-based compensation decreased due to us not granting any share-based compensation to our non-officer employees in 2016 as opposed to our practice in 2015, as well as the forfeiture of our former chief executive officer’s share-based compensation in January 2016. In addition to the decrease in share-based compensation, the decrease in general and administrative expenses resulted primarily from a decrease of $437,000 in consulting fees, and a decrease of $283,000 in miscellaneous expenses such as investor relations, audit, rent and travel, as a result of our cost reduction/focused spending plan. These decreases were partially offset by an increase of $221,000 in compensation expenses pertaining to the hiring of our new chief executive officer on June 6, 2016, pursuant to the employment agreement, as amended on June 26, 2016.

Restructuring and Impairment Expenses. For the nine months ended September 30, 2015 we incurred $964,000 of restructuring and impairment expenses made up of $576,000 of expenses related to the impairment of an MGuard Prime EPS royalty buyout option due to anticipated lower sales in the future, $228,000 of cash payouts and $59,000 of restricted shares given to terminated employees in connection with our restructuring and $101,000 associated with our early termination of our lease for a portion of our office in Boston, Massachusetts. No such expense was incurred during the same period in 2016.

Financial Expenses. For the nine months ended September 30, 2016, financial expenses decreased by 25.5% or $218,000, to $638,000, from $856,000 during the same period in 2015. The decrease in financial expenses primarily resulted from a decrease in interest expenses due to the reduction in principal of our outstanding indebtedness.

Tax Expenses (Income). For the nine months ended September 30, 2016 there was no material change in tax expenses (income) compared to the same period in 2015.

Net Loss. Our net loss decreased by $6,134,000, or 48.2%, to $6,597,000 for the nine months ended September 30, 2016 from $12,731,000 during the same period in 2015. The decrease in net loss resulted primarily from a decrease of $5,598,000 in operating expenses primarily associated with our cost reduction/focused spending plan (see above for explanation), an increase of $318,000 in gross profit and a decrease of $218,000 in financial expenses.

Liquidity and Capital Resources

We had an accumulated deficit as of September 30, 2016, as well as net losses and negative operating cash flows in recent years. We expect to continue incurring losses and negative cash flows from operations until our products (primarily CGuard EPS) reach commercial profitability. As a result of these expected losses and negative cash flows from operations, we do not have sufficient resources to fund operations beyond the third quarter of 2017. Therefore, there is substantial doubt about our ability to continue as a going concern.

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

On July 7, 2016, we closed a “best efforts” public offering of Series B Convertible Preferred Stock and accompanying warrants to purchase common stock. This offering resulted in gross proceeds to us of approximately $14.6 million before deducting placement agent fees and offering expenses.

On June 13, 2016, we amended the Loan and Security Agreement, dated October 23, 2013, as amended (the “Loan Agreement”), to provide that, among other things, the principal payment shall be suspended for a four month period beginning May 1, 2016, subject to conditions set forth in the Loan Agreement, as amended. The amendment also modified the term loan maturity date under the Loan Agreement to (i) April 1, 2017, if we do not complete such sale of our equity securities and the lender does not waive such condition to complete such sale prior to June 30, 2016, or (ii) June 1, 2017, if we complete such sale of our equity securities, or if the lender waives such condition to complete such sale of its equity securities, prior to June 30, 2016. In addition, we agreed to increase the end of term charge from $500,000 to $520,000 on the earliest to occur of February 1, 2017, or when the loan is paid in full or matures. The principal payments due on May 1, 2016, and June 1, 2016, were suspended, and although the July 2016 Offering had not closed prior to June 30, 2016, the lender agreed to waive the July 1, 2016, principal payment. Additionally, on July 6, 2016, the lender agreed to waive the August 1, 2016 principal payment, as well.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

General. At September 30, 2016, we had cash and cash equivalents of $10,468,000, as compared to $3,257,000 as of December 31, 2015. We have historically met our cash needs through a combination of issuing new shares, borrowing activities and product sales. Our cash requirements are generally for research and development, marketing and sales activities, finance and administrative cost, capital expenditures and general working capital.

Cash used in our operating activities was $5,614,000 for the nine months ended September 30, 2016 and $9,379,000 for the same period in 2015. The principal reason for the usage of cash in our operating activities for the nine months ended September 30, 2016, was a net loss of $6,597,000 as well as an increase in working capital of $493,000, offset primarily by $1,240,000 in non-cash share-based compensation that was largely attributed to compensation for our directors and chief executive officer, $194,000 of non-cash financial expenses and $143,000 of depreciation and amortization expenses. The principal reason for the usage of cash in our operating activities for the nine months ended September 30, 2015 was a net loss of $12,731,000 as well as an increase in working capital of $195,000, offset by $2,600,000 in non-cash share based compensation that was largely attributed to compensation for our directors and chief executive officer, $576,000 of non-cash expenses related to the impairment of our royalty buyout option (discussed above), $191,000 of non-cash financial expenses and $195,000 of depreciation and amortization expenses.

Cash provided by our investing activities was $81,000 during the nine months ended September 30, 2016, resulting from the receipt of cash previously funded to employee retirement funds, compared to $9,000 during the same period in 2015.

Cash provided by financing activities for the nine months ended September 30, 2016 was $12,756,000, compared to $9,605,000 during the same period in 2015. The principal source of the cash provided by financing activities during the nine months ended September 30, 2016, was the funds received from the issuance of preferred stock and warrants in a public offering closed on July 7, 2016, as well issuance of shares and warrants in a concurrent public offering and private placement closed on March 21, 2016, for approximately $14,424,000 of net proceeds, offset by loan repayments of $1,651,000. The principal source of the cash provided by financing activities during the nine months ended September 30, 2015 was the issuance of shares and warrants in a public offering for approximately $12,432,000 of net proceeds, offset by loan repayments of $2,739,000 and $88,000 of payments made by us in satisfaction of tax withholding obligations associated with the vesting of restricted stock held by some of our employees.

As of September 30, 2016, our current assets exceeded our current liabilities by a multiple of 2.1. Current assets increased by $6,989,000 during the period and current liabilities decreased by $1,209,000 during the period. As a result, our working capital increased by $8,198,000 to $5,996,000 at September 30, 2016.

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

Contractual Obligations and Commitments

During the nine months ended September 30, 2016, there were no material changes to our contractual obligations and commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of September 30, 2016, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 12, 2016, Medpace Inc., a former service provider, filed suit with the Court of Common Pleas, Hamilton County, Ohio, against us asserting that we breached a master services agreement with Medpace Inc. by failing to pay Medpace Inc. certain fees purportedly owed to it in connection with Medpace Inc.’s provision of certain clinical development program services to Inspire Ltd. We have removed the suit to the U.S. District Court for the Southern District of Ohio. Since removal, Medpace Inc. has amended its complaint to name InspireMD Ltd., our wholly owned subsidiary, as the only defendant. Medpace Inc. is seeking $1,964,822 in damages plus interest, costs, attorneys’ fees and expenses against InspireMD Ltd. Due to the uncertainties of litigation, however, we can give no assurance that InspireMD Ltd. will prevail on any claims made against InspireMD Ltd. in any such lawsuit. Also, we can give no assurance that any other lawsuits or claims brought in the future will not have an adverse effect on our financial condition, liquidity or operating results.

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

Item 1A. Risk Factors

During the fiscal quarter ended September 30, 2016, there were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, except for the following:

Risks Related to Our Business

We face risks associated with litigation and claims.

We may, in the future, be involved in one or more lawsuits, claims or other proceedings. These suits could concern issues including contract disputes, employment actions, employee benefits, taxes, environmental, health and safety, personal injury and product liability matters.

There are two lawsuits filed against us or InspireMD, Ltd., one filed by Microbanc, LLC and Todd Spenla of Microbanc, LLC in April 2016, and another filed by Medpace Inc. in July 2016. See “Item 1. Legal Proceedings” for more information. Due to the uncertainties of litigation, however, we can give no assurance that we or InspireMD, Ltd. will prevail on any claims made against us or InspireMD, Ltd. in any such lawsuit. Also, we can give no assurance that any other lawsuits or claims brought in the future will not have an adverse effect on our financial condition, liquidity or operating results. Adverse outcomes in some or all of these claims may result in significant monetary damages that could adversely affect our ability to conduct our business.

Risks Related to Our Organization and Our Common Stock and Preferred Stock

A continued low trading price could lead the NYSE MKT to take actions toward delisting our common stock, including immediately suspending trading in our common stock.

Pursuant to Section 1003(f)(v) of the NYSE MKT Company Guide (the “Company Guide”), the NYSE MKT could take action to delist our common stock in the event that our common stock trades at levels viewed as abnormally low for a substantial period of time. In addition, the NYSE MKT has advised us that its policy is to immediately suspend trading in shares of, and commence delisting procedures with respect to, a listed company if the market price of its shares falls below $0.06 per share at any time during the trading day. For much of the several months prior to the 1-for-25 reverse stock split of our common stock which became effective as of October 7, 2016, our common stock had traded at prices less than $1.00. Since we effected the reverse stock split, the closing price of our common stock on the NYSE MKT has been above $1.00, but there is no assurance that our stock will not trade at levels viewed as abnormally low for a substantial period of time which can lead NYSE MKT to immediately suspend trading in our common stock.

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

INSPIREMD, INC.

Date: November 14, 2016	By:	/s/ James Barry, Ph.D.
	Name:	James Barry, Ph.D
	Title:	President and Chief Executive Officer

Date: November 14, 2016	By:	/s/ Craig Shore
	Name:	Craig Shore
	Title:	Chief Financial Officer, Secretary and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, as amended through September 30, 2015 (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2015)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011)

3.3	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2013)

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 25, 2016)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Quarterly Report on Form 10-Q filed on August 9, 2016)

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 29, 2016)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 5, 2013)

4.2	Rights Agreement dated as of October 22, 2013 between InspireMD, Inc. and Action Stock transfer Corporation, as Rights Agent, including exhibits thereto (incorporated by reference to an exhibit to the Registration Statement on Form 8-A filed with Securities and Exchange Commission on October 25, 2013)

10.1+	Third Amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 29, 2016)

10.2	Warrant Agent Agreement and Form of Warrant, dated as of July 7, 2016, between InspireMD, Inc. and Action Stock Transfer Corporation, as Warrant Agent (incorporated by reference to an exhibit to the Registration Statement on Form 8-A filed with Securities and Exchange Commission on July 26, 2016)

10.3+	Second Amendment to Amended and Restated Employment Agreement, dated July 25, 2016, by and between InspireMD, Inc. and Craig Shore (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 29, 2016)

10.4+	Employment Agreement, dated October24, 2016, by and between InspireMD, Inc. and Agustin Gago (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 27, 2016)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

