Form 10-K
period 2016-12-31
InspireMD, Inc.
filed 2017-02-16
CIK 1433607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 001-35731

InspireMD, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-2123838
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

4 Menorat Hamaor St.
Tel Aviv, Israel	6744832
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 776-6804

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	NYSE MKT

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2016, based on the price at which the common equity was last sold on the NYSE MKT on such date, was $2,901,719. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at February 15, 2017
Common Stock, $0.0001 par value	1,472,606

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

Our CGuard™ carotid embolic prevention system (“CGuard EPS”) combines MicroNet and a self-expandable nitinol stent in a single device for use in carotid artery applications. Our CGuard EPS received CE mark approval in the European Union in March 2013, and we launched its release on a limited basis in October 2014. In January 2015, a new version of CGuard, with a rapid exchange delivery system, received CE mark approval in Europe and in September 2015, we announced the full market launch of CGuard EPS in Europe. Subsequently, we launched CGuard EPS in Argentina and Colombia, and have received regulatory approval to commercialize CGuard EPS in Russia. If we receive sufficient proceeds from future financings, we plan to develop CGuard EPS with a smaller delivery catheter (5 French gauge), which we intend to submit for CE mark approval within three calendar quarters of receiving such proceeds. We cannot give any assurance that we will receive sufficient (or any) proceeds from any such financings or the timing of such financings, if ever. In addition, such additional financings may be costly or difficult to complete.

Our MGuard™ Prime™ Embolic Protection System (“MGuard Prime EPS”) is marketed for use in patients with acute coronary syndromes, notably acute myocardial infarction (heart attack) and saphenous vein graft coronary interventions (bypass surgery). MGuard Prime EPS combines MicroNet with a bare-metal cobalt-chromium based stent and, together with our first generation MGuard stent combining MicroNet with a bare-metal stainless steel stent, unless otherwise indicated, we refer to both kinds of bare-metal stents as our MGuard coronary products. We market and sell MGuard Prime EPS for the treatment of coronary disease in the European Union. MGuard Prime EPS received CE mark approval in the European Union in October 2010 for improving luminal diameter and providing embolic protection. However, as a result of a shift in industry preferences away from bare-metal stents in favor of drug-eluting (drug-coated) stents, in 2014 we decided to curtail further development of this product in order to focus on the development of a drug-eluting stent product, MGuard DES™. Due to limited resources, though, our efforts have been limited to testing drug-eluting stents manufactured by potential partners for compatibility with MicroNet and seeking to incorporate MicroNet onto a drug-eluting stent manufactured by a potential partner.

We are also developing a neurovascular flow diverter (“NGuard”), which is an endovascular device that directs blood flow away from cerebral aneurysms in order to ultimately seal the aneurysms. Our flow diverter would utilize an open cell, highly flexible metal scaffold to which MicroNet would be attached. We have completed initial pre-clinical testing of this product in both simulated bench models and standard in vivo pre-clinical models. However, as we plan to focus our resources on the further expansion of our sales and marketing activities for CGuard EPS and MGuard Prime EPS and, provided that we have sufficient resources, the development of CGuard EPS with a smaller delivery catheter (5 French gauge) and its submission for CE mark approval, we do not intend to resume further development of NGuard until at least the third quarter of 2018.

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

During the first quarter of 2015, we implemented a cost reduction/focused spending plan. The plan had four components: (i) reducing headcount; (ii) limiting the focus of clinical and development expenses to only carotid and neurovascular products; (iii) limiting sales and marketing expenses to those related to the CGuard™ EPS stent launch; and (iv) reducing all other expenses (including conferences, travel, promotional expenses, executive cash salaries, director cash fees, rent, etc.). In addition, we decided to alter our commercial strategy by using third party distributors to drive future sales, as opposed to direct sales to hospitals and clinics, which had previously been our focus. However, we have decided to shift our commercial strategy to focus on sales of our products through local distribution partners and our own internal sales initiatives. We have begun to participate in international trade shows and industry conferences in an attempt to gain market exposure and brand recognition.

Effective as of 5:00 p.m. Eastern Time on October 7, 2016, we amended our certificate of incorporation in order to effectuate a 1-for-25 reverse stock split of our outstanding shares of common stock. All share and related option and warrant information presented in this Annual Report on Form 10-K have been retroactively adjusted to reflect the reduced number of shares outstanding which resulted from this action.

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

Business Segment and Geographic Areas

Prior to October 2014, all revenue was derived from sales of MGuard Prime EPS. For the twelve months ended December 31, 2016, 39% of our revenue was derived from sales of this product, with the remaining 61% of our revenue derived from sales of CGuard EPS. For financial information about our one operating and reportable segment and geographic areas, refer to “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II—Financial Statements and Supplementary Data—Note 13 - Entity Wide Disclosures.”

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

The potential global market value of carotid stents is approximately $500 million, approximately $300 million of which consists of the U.S. market and approximately $200 million of which consists of the rest of the world (source: JMP Securities 2014 and Cowen 2014). Carotid artery stenting is a minimally invasive treatment option for carotid artery disease and an alternative to carotid endarterectomy, where a surgeon accesses the blocked carotid artery though an incision in the neck, and then surgically removes the plaque. Endovascular techniques using stents and carotid embolic prevention system protect against plaque and debris traveling downstream, blocking off the vessel and disrupting blood flow. We believe that the use of a stent with an embolic protection system should increase the number of patients being treated since it would avoid the need for complex surgery.

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

The current global market for the aneurysm flow modulating devices is estimated at $550 million, and the current market value of the flow diversion market segment is estimated to be $125 million. The neurovascular market includes over-the-wire, flow-guided microcatheters, guiding catheters, coil and liquid embolics, neurovascular stents and flow diversion stents. According to iData Research, the market is expected to be driven by the conversion from surgical procedures to endovascular techniques in the treatment of aneurysms and arteriovenous malformations.

Peripheral

Peripheral vascular diseases (“PVD”) are caused by the formation of atherosclerotic plaques in arteries, which carry blood to organs, limbs and head. It is also known as peripheral artery occlusive disease or peripheral artery disease. It comprises diseases pertaining to both peripheral veins and peripheral arteries, affecting the peripheral and cardiac circulation in the body. PVD includes diseases outside of the heart and brain, but most times refers to the leg and foot.

The global market value of PVDs is estimated at $1.7 billion (source: Global Data 2011). The overall peripheral vascular devices market consists of nine different product segments: peripheral vascular stents, chronic total occlusion devices, peripheral transluminal angioplasty balloon catheters, atherectomy devices, percutaneous transluminal angioplasty guidewires, aortic stents, embolic protection devices, synthetic surgical grafts and inferior vena cava filters (source: Grand View Research 2014). Treatment modalities and methods have considerably improved during the last several years, and this trend is expected to continue (source: Global Data 2011). Stents and balloons hold the majority of the share in the peripheral vascular devices market. Peripheral stents are more often used in combination with balloon angioplasty to open the veins, so that blood can flow through the blocked veins in the body.

The growing prevalence of PVD is expected to cause increased demand for treatment options. The expansion of the elderly population is contributing to increasing incidence rates of PVD. The percentage of the global population above the age of 50 is expected to reach 17% by 2030. As the risk of developing PVD increases with age, a growing elderly population translates into a growing incidence of PVD (source: Global Data 2011). The growing global geriatric population base also triggers increasing demand for minimally invasive endovascular procedures on account of their shorter recovery time, lesser scaring and lesser chances of post-surgery infections. In addition, a growing prevalence of disease causing lifestyle factors and eating habits such as high consumption of alcohol and tobacco products is expected to boost peripheral vascular devices market demand by triggering the incidence rates of cardiac arrest, blood clotting and other vascular diseases (source: Grand View Research 2014).

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

CGuard – Carotid Applications

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

In September 2014, we reported the results of the CGuard CARENET trial at the Transcatheter Cardiovascular Therapeutics (“TCT”) conference in Washington D.C. In the CARENET trial, the CGuard EPS system demonstrated better results over historical data using conventional commercially available carotid stents. In the third quarter of 2015 the results of the CGuard CARENET trial were published in the Journal of the American College of Cardiology. In November 2015, positive twelve month follow-up data from the CGuard CARENET trial was presented at the 42nd Annual Symposium on Vascular and Endovascular Issues, documenting the benefits of the CGuard MicroNet technology as well as the patency benefits (maintaining the artery open) of the internal and external carotid arteries at twelve months.

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

In September 2015, we announced full market launch of CGuard EPS in Europe. Subsequently, we launched CGuard EPS in Argentina and Colombia, and have received regulatory approval to commercialize CGuard EPS in Russia in November 2016. We plan to launch CGuard EPS in Russia in the first half of 2017.

We intend to conduct a clinical trial in the United States and prepared a draft clinical protocol synopsis that could support a pivotal clinical trial for a premarket approval application submission for approval by the U.S. Food and Drug Administration. A pre-Investigational Device Exemption meeting with the U.S. Food and Drug Administration is expected to take place during the first quarter of 2017, by which we plan to seek the consent from the U.S. Food and Drug Administration to the roadmap proposed.

If we receive sufficient proceeds from future financings, we plan to develop CGuard EPS with a smaller delivery catheter (5 French gauge), which we intend to submit for CE mark approval within three calendar quarters of receiving such proceeds. We cannot give any assurance that we will receive sufficient (or any) proceeds from any such financings or the timing of such financings, if ever. In addition, such additional financings may be costly or difficult to complete. Based on the level of interest in this product that we have observed in our clinical trials, we believe that CGuard EPS with a smaller delivery catheter will enable us to meet the market demand for minimally invasive devices, which, we believe, may have broader and easier usage, and for a lower profile system used in procedures in which predilation could be problematic. We also believe that CGuard EPS with a smaller delivery catheter will enable us to have a competitive advantage in penetrating the Asia Pacific market, since its population is generally smaller than in Western countries. In addition, we believe that CGuard EPS with a smaller delivery catheter will enable us to offer CGuard EPS for use in transradial catheterization, which, we believe, is gaining favor among interventionalists.

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

During the fourth quarter of 2014, due to a shift in industry preferences away from bare-metal stents in favor of drug-eluting (drug-coated) stents, we decided to curtail developing and promoting our bare-metal stent platform and instead focus on the development of a drug-eluting stent product. Although we have curtailed development and promotion of MGuard Prime EPS, our distributors and sales staff generally cover all of our current products in the market, including MGuard Prime EPS.

Drug-Eluting Stent MicroNet Product Candidate. During 2015, we completed the second phase of development work for our MGuard DES, pursuant to which we incorporated our MicroNet with a drug-eluting stent manufactured by a prospective partner. We believe that a drug-eluting stent with MicroNet has the potential to improve certain performance metrics over the MGuard Prime EPS and attract a broader portion of the cardiologists in the worldwide stent market who are more accustomed to using drug-eluting stents. However, due to our limited resources we have tabled further development of MGuard DES at this time.

NGuard — Neurovascular Applications

We are developing a neurovascular flow diverter, which we refer to as NGuard, which is an endovascular device that diverts blood flow away from cerebral aneurysms and ultimately seals the aneurysms. Flow diversion is a growing market segment within the neurovascular medical device field. Current commercial flow diverters are highly flexible dense metal mesh tubes that go across most types of cerebral aneurysms and divert the blood flow away from the aneurysm with the desired end result of sealing the aneurysm. The challenges with the current flow diverters are that they (i) are difficult to place given the high metal content in the device, which makes it more difficult to move the device through the delivery system due to resistance from the metal, and to subsequently accurately place it, (ii) need to be accurately placed to avoid crossing and blocking other cerebral vessels, which could cause additional damage by cutting off blood flow to sections of the brain, (iii) require chronic use of anti-thrombotic medications due to the amount of metal in the cerebral vasculature, which could cause thrombotic complications, and (iv) do not allow a physician to re-access the aneurysm if the aneurysm does not seal, in which event the aneurysm may need to be treated with another therapy such as aneurysm coils, due to the tight metal mesh that will not allow other devices to pass through the flow diverter.

Our flow diverter prototype will include our MicroNet that has been employed in CGuard EPS and MGuard Prime EPS. MicroNet has already demonstrated the ability to effectively seal aneurysms in both human coronary arteries using the MGuard Prime EPS and aneurysms in the carotid arteries using CGuard EPS in human clinical situations without the need for additional devices or procedures (coils or a second stent) (source: Journal of Medical Case Reports http://www.jmedicalcasereports.com/content/4/1/238). For our flow diverter, we plan to utilize an open cell, highly flexible metal scaffold to which MicroNet would be attached. We believe our flow diverter could be more accurately delivered due to a lower metal content scaffold than current commercial flow diverters; lower metal content in our flow diverter may reduce the need for long-term anticoagulation; the open cell metal scaffold combined with the MicroNet may allow passage of other devices through the MicroNet mesh without compromising the MicroNet, thus allowing a physician to reaccess the aneurysm, if needed; and our flow diverter should be capable of being delivered through a state-of-the-art microcatheter for accurate placement without constant repositioning. We have tested early flow diverter prototypes in initial pre-clinical testing in both simulated aneurysm bench models using various MicroNet configurations with varying aperture sizes, as well as in standard in vivo pre-clinical models, in which we observed aneurysm sealing and also wide open side branch vessels across which the device was placed. However, as we plan to focus our resources on the further expansion of our sales and marketing activities for CGuard EPS and MGuard Prime EPS and, provided that we have sufficient resources, the development of CGuard EPS with a smaller delivery catheter (5 French gauge) and its submission for CE mark approval, we do not intend to resume further development of NGuard until at least the third quarter of 2018.

PVGuard — Peripheral Vascular Applications

We intend to develop our MicroNet mesh sleeve and a self-expandable stent for use in peripheral vascular applications, to which we refer to as PVGuard. PVDs are usually characterized by the accumulation of plaque in arteries in the legs. This accumulation can lead to the need for amputation or even death, when untreated. PVD is treated either by trying to clear the artery of the blockage, or by implanting a stent in the affected area to push the blockage out of the way of normal blood flow.

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

However, as we plan to focus our resources on the further expansion of our sales and marketing activities for CGuard EPS and MGuard Prime EPS and, provided that we have sufficient resources, the development of CGuard EPS with a smaller delivery catheter (5 French gauge) and its submission for CE mark approval, we do not intend to pursue the development of PVGuard in the near future.

Completed Clinical Trials for CGuard EPS

CARENET

The CARENET trial was the first multi-center study of CGuard EPS following the receipt of CE mark of this device in March 2013. The CARENET trial was designed to evaluate feasibility and safety of CGuard EPS in treatment of carotid lesions in consecutive patients suitable for coronary artery stenting (“CAS”) in a multi-operator, real-life setting. The acute, 30 day, magnetic resonance imaging (“MRI”), ultrasound and six month clinical event results were presented at the LINC conference in Leipzig, Germany in February, 2015. In the third quarter of 2015, the results of the CGuard CARENET trial were published in the Journal of the American College of Cardiology. In November 2015, positive twelve month follow-up data from the CGuard CARENET trial was presented at the 42nd Annual Symposium on Vascular and Endovascular Issues, documenting the benefits of the CGuard MicroNet technology as well as the patency benefits (maintaining the artery open) of the internal and external carotid arteries at twelve months.

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

In addition, 30 day and 6 month follow-up data from the CARENET study determined the following MACCE events as compared to MACCE events from studies using conventional carotid stents:

	30 days (14 trials, 5255 patients)(1)	6 months (3 trials, 1053 patients)(2)
MACCE (MI, stroke, death)	5.72%	8.09%

(1) Trials included in analysis: ARCHeR pooled, ARMOUR, BEACH, CABERNET, CREATE, EMPIRE, EPIC, MAVErIC 1+2, MAVErIC International, PRIAMUS, SAPPHIRE, SECURITY, PROFI, ICSS

(2) Values extrapolated from event curves (source: The CARENET all-comer trial using the CGuard micronet-covered carotid embolic prevention stent, presented by Dr. Piotr Musialek at the LINC 2015 conference)

CAS carries the risk of cerebral embolization during and following the procedure, leading to life-threatening complications, mainly cerebral ischemic events. Diffusion-weighted magnetic resonance imaging (DW-MRI) is a sensitive tool used to identify cerebral emboli during CAS by measuring “lesions” within the brain which are areas that are ischemic and do not receive oxygenated blood due to cerebral emboli. In the CARENET trial, 37.0% of patients treated with CGuard EPS had new ischemic lesions at 48 hours after the procedure, with an average volume of 0.039 cm3. Of these lesions, there was only one that remained at 30 days following the procedure and all others had resolved. Complete details appear in the following table. Where there is a second number shown below after a ±, it indicates the rate of error.

	48 hours n=27	30 days n=26
Subjects with new Acute Ischemic Lesions (“AIL”)	10	1
Incidence of new lesions	37.0%	4.0%
Total number new AIL	83	1
Avg. number new AIL per patient	3.19 ± 10.33	0.04 ± 0.20
Average lesion volume (cm3)	0.039 ± 0.08	0.08 ± 0.00
Maximum lesion volume (cm3)	0.445	0.116
Permanent AIL at 30 days	—	1

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

The conclusions of the CARENET trial were:

●	CARENET trial demonstrated safety of the CGuard EPS stent, with 30 day MACCE of 0%.

●	Incidence of new ipsilateral lesions (percent of patients with new lesions on the ipsilateral side (same side where the stent was employed)) at 48 hours was reduced by almost half compared to published data, and volume was reduced almost tenfold.

●	All but one lesion had resolved completely by 30 days.

●	Twelve month data showed no change in peak systolic velocity between 6 months and 12 months, suggesting no restenosis concerns.

●	CGuard EPS offers unique clinical benefits for patients undergoing CAS with unprecedented safety.

Physician-Sponsored Clinical Trials for CGuard—PARADIGM-101 Study

PARADIGM-101 (Prospective evaluation of All-comer peRcutaneous cArotiD revascularization In symptomatic and increased-risk asymptomatic carotid artery stenosis, using CGuard™ Mesh-covered embolic prevention stent system-101) was an investigator-led, single center study with the objective of evaluating feasibility and outcome of routine anti-embolic stent system in 101 consecutive unselected all-comer patients referred for carotid revascularization, initiated in 2015. In May 2016, the 30-day positive results were presented at the EuroPCR 2016 Late-Breaking Clinical Trial Session in Paris, and in the Journal of EuroIntervention. In November 2016, positive twelve month follow-up data was presented at the Transcatheter Cardiovascular Therapeutics (TCT) 2016 conference, documenting the benefits of the CGuard MicroNet technology at twelve months.

Key findings from the PARADIGM-101 study and the follow-up data are as follows:

●	CGuard EPS delivery success was 99.1%. The clinical evaluation also found no device foreshortening or elongation;

●	Angiographic diameter stenosis or vessel narrowing was reduced from 83±9% to only 6.7±5% (p<0.001);

●	Periprocedural complications were 0%;

●	One event was adjudicated by the Clinical Events Committee as a minor stroke (0.9%), with no change in NIH Stroke Scale or modified Ranking scale; and

●	At 12 months, no new adverse events (0%) were noted by independent neurologist evaluation.

The results of the PARADIGM-101 study demonstrated that CGuard EPS can safely be used on a high risk, all-comer population of patients with carotid artery stenosis and indicate that routine use of CGuard EPS may prevent cerebral events, such as strokes, by holding plaque against the vessel wall, preventing emboli from being released into the blood stream. The PARADIGM-101 study found that CGuard EPS is applicable in up to 90% of all-comer patients with carotid stenosis.

Clinical Results and Mechanical Properties of the Carotid CGUARD Double-Layered Embolic Prevention Stent Study

Clinical Results and Mechanical Properties of the Carotid CGUARD Double-Layered Embolic Prevention Stent Study was an investigator-led, prospective single-center study which evaluated CGuard EPS in 30 consecutive patients with internal carotid artery stenosis disease with the objective of reporting early clinical outcomes with a novel double-layer stent for the internal carotid artery and the in vitro investigation of the stent’s mechanical properties. In October 2016, the 30-day positive results were published online-ahead-of-print in the Journal of Enovascular Therapy.

Key findings from the study are as follows:

●	100% success in implanting CGuard EPS without residual stenosis;

●	No peri- or post-procedural complications;

●	No deaths, major adverse events, minor or major strokes, or new neurologic symptoms during the six months following the procedure;

●	Modified Rankin Scale improved for the symptomatic patients from 1.56 prior to the procedure to 0 afterwards;

●	All vessels treated with CGuard EPS remained patent (open) at six months; and

●	DW-MRI performed in 19 of 30 patients found no new ipsilateral lesions after 30 days and after six months compared with the baseline DW-MRI studies.

Additionally, based on engineering evaluations, the study concluded that CGuard EPS provides a high radial force and strong support in stenotic lesions. The stent is easy to use and safe to implant because it does not foreshorten and its structure adapts well to changes in diameter and direction of tortuous vascular anatomies. The MicroNet mesh of CGuard did not cause any changes to specific mechanical parameters of the underlying stent.

CGUARD Mesh-Covered Stent in Real World: The IRON-Guard Registry

CGUARD Mesh-Covered Stent in Real World: The IRON-Guard Registry using CGuard EPS is a physician initiated prospective multi-center registry which included 200 patients from 12 medical centers in Italy. The objective of the study was to report 30-day outcomes (including MACCE) in a prospective series of patients submitted to protected carotid artery stenting with CGuard EPS between April 2015 and June 2016. In January 2017, 30-day results were presented at the Leipzig Interventional Course (LINC) 2017.

Key 30-day results presented are as follows:

●	100% success in implanting CGuard EPS;

●	No MI, major stroke or death at 30 days;

●	All vessels treated with CGuard EPS remained patent (open) at six months; and

●	DW-MRI performed pre procedure and 24/72 hours post-procedure in 61 patients, of which 12 patients had new micro emboli ( 19% ).

Completed Clinical Trials for MGuard Bare-Metal Coronary Products

We have completed eight clinical trials with respect to our first generation stainless steel-based MGuard stent and our cobalt-chromium based MGuard Prime EPS stent. Our first generation MGuard stent combining the MicroNet with a stainless steel stent received CE mark approval for the treatment of coronary artery disease in the European Union in October 2007. We subsequently replaced the stainless steel stent with a more advanced cobalt-chromium based stent for MGuard Prime EPS.

The First in Men (FIM) study conducted in Germany from the fourth quarter of 2006 through the second quarter of 2008 focused on patients with occlusion in their stent graft. This group is considered to be in “high risk” for complications during and shortly after the procedure due to the substantial risk of occurrence of a thromboembolic event. The study demonstrated MGuard stent’s safety in this high risk group. This study was followed by the GUARD study in Brazil in 2007 with a similar patient population which reinforced the safety profile of MGuard stents in patients prone to procedural complications. The MAGICAL study was a pilot study in STEMI patients conducted in Poland from 2008 through 2012 which demonstrated safety, measured by MACE rates at 30 days following the stent procedure, as well as efficacy results, measured by the ability of MGuard to reestablish blood flow into the infarcted area of the muscle. Furthermore, we conducted three registries (iMOS, IMR and iMOS Prime) that confirmed the feasibility of MGuard and MGuard Prime EPS for the treatment of STEMI patients and the safety of MGuard and MGuard Prime EPS in the STEMI patient group. Safety was repeatedly demonstrated in these trials and registries by the low mortality rate in the first month after the procedure.

In the second calendar quarter of 2011, we began the MGuard for Acute ST Elevation Reperfusion Trial (which we refer to as our “MASTER I trial”), a prospective, randomized study, which demonstrated that among patients with acute STEMI undergoing emergency PCI, patients treated with MGuard had superior rates of epicardial coronary flow (blood flow within the vessels that run along the outer surface of the heart) and complete ST-segment resolution, or restoration of blood flow to the heart muscle after a heart attack, compared to those treated with commercially-approved bare metal or drug-eluting stents. The results of this trial are summarized in greater detail below.

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

MASTER I Trial

In the second calendar quarter of 2011, we began the MASTER I trial, a prospective, randomized study in Europe, South America and Israel to compare the MGuard with commercially-approved bare metal and drug-eluting stents in achieving superior myocardial reperfusion (the restoration of blood flow) in primary angioplasty for the treatment of acute STEMI, the most severe form of heart attack. The MASTER I trial enrolled 433 subjects, 50% of whom were treated with MGuard and 50% of whom were treated with a commercially-approved bare metal or drug-eluting stent. The detailed acute and 30 days results from the trial were presented at the TCT conference on October 24, 2012 and published (Prospective, Randomized, Multicenter Evaluation of a Polyethylene Terephthalate Micronet Mesh–Covered Stent (MGuard) in ST-Segment Elevation Myocardial Infarction, Stone et. Al, JACC, 60; 2012). The results were as follows:

●	The primary endpoint of post-procedure complete ST-segment resolution (restoration of blood flow to the heart muscle after a heart attack) was statistically significantly improved in patients randomized to the MGuard compared to patients receiving a commercially-approved bare metal or drug-eluting stent (57.8% vs. 44.7%).

●	Patients receiving MGuard exhibited superior rates of thrombolysis in myocardial infarction (TIMI) 3 flow, which evidences normal coronary blood flow that fills the distal coronary bed completely, as compared to patients receiving a commercially-approved bare metal or drug-eluting stent (91.7% vs. 82.9%), with comparable rates of myocardial blush grade 2 or 3 (83.9% vs. 84.7%) and corrected TIMI frame count (cTFC) (17.0 vs. 18.1), all markers of optimal blood flow to the heart.

●	Angiographic success rates (attainment of <50% final residual stenosis of the target lesion and final TIMI 3 flow) were higher in the MGuard group compared to commercially-approved bare metal or drug-eluting stents (91.7% vs 82.4%).

●	Mortality (0% vs. 1.9%) and major adverse cardiac events (1.8% vs. 2.3%) at 30 days post procedure were not statistically significantly different between patients randomized to MGuard as opposed to patients randomized to commercially-approved bare metal or drug-eluting stents. All other major adverse cardiac event components, as well as stent thrombosis, were comparable between the MGuard and commercially-approved bare metal or drug-eluting stents.

The six month results from the MASTER I trial, which were presented at the 2013 EuroPCR Meeting, the official annual meeting of the European Association for Percutaneous Cardiovascular Interventions, on May 23, 2013 in Paris, France. The results were as follows:

●	Mortality (0.5% vs. 2.8%) and major adverse cardiac events (5.2% vs. 3.4%) at 6 months post procedure were not statistically significantly different between patients randomized to the MGuard as compared to patients randomized to commercially-approved bare metal or drug-eluting stents. All other major adverse cardiac event components, as well as stent thrombosis, were comparable between patients treated with MGuard and those treated with commercially-approved bare metal or drug-eluting stents.

The twelve month results from the MASTER I trial were presented at the TCT conference on October 29, 2013 and published (Mesh-Covered Embolic Protection Stent Implantation in ST-Segment–Elevation Myocardial Infarction Final 1-Year Clinical and Angiographic Results From the MGUARD for Acute ST Elevation Reperfusion Trial, Dudek e. el, Coronary Interventions, 2014. The results were as follows:

●	Mortality (1.0% vs. 3.3%) and major adverse cardiac events (9.1% vs. 3.3%) at 12 months post procedure were not statistically significantly different between patients randomized to the MGuard as opposed to those randomized to commercially-approved bare metal or drug-eluting stents. All other major adverse cardiac events, as well as stent thrombosis, were comparable between the MGuard and commercially-approved bare metal or drug-eluting stents.

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

	MGuard	Bare Metal Stents/Drug Eluting Stents	p-Value
Number of Patients	217	216	—
TIMI 0-1	1.8	5.6	0.01
TIMI 3	91.7	82.9	0.006
Myocardial blush grade 0-1	16.1	14.8	0.71
Myocardial blush grade 3	74.2	72.1	0.62
ST segment resolution >70	57.8	44.7	0.008
30 day major adverse cardiac event	1.8	2.3	0.75
6 month major adverse cardiac event	5.2	3.4	0.34
12 month major adverse cardiac event	9.1	3.3	0.02

Future Clinical Trials for CGuard EPS and MGuard Prime EPS

Post-marketing clinical trials (outside the United States) could be conducted to further evaluate the safety and efficacy of CGuard EPS in specific indications. These trials would be designed to facilitate market acceptance and expand the use of the product. We should be able to rely upon CE mark approval of the product and other supporting clinical data to obtain local approvals.

We are currently preparing materials required to conduct a clinical trial of CGuard EPS in the United States and have a draft clinical protocol synopsis that we believe could support a clinical trial for submission for approval by the U.S. Food and Drug Administration. Once complete, we plan to request a pre-submission guidance meeting with the U.S. Food and Drug Administration.

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

●	Grow our presence in existing and new markets for CGuard EPS. We have fully launched CGuard EPS in most European and Latin American countries, through a combination of distributor sales organizations. We are also pursuing additional registrations and contracts with local distributors in other countries in Europe, Asia and Latin America. We believe that CGuard EPS with a smaller delivery catheter will enable us to meet the market demand for minimally invasive devices, have a competitive advantage in penetrating the Asia Pacific market and offer our product for transradial catheterization, which, we believe, is gaining favor among interventionalists.

●	Continue to leverage MicroNet technology to develop additional applications for interventional cardiologists and vascular surgeons. In addition to the applications described above, we believe that we will eventually be able to utilize our proprietary MicroNet technology to address imminent market needs for new product innovations to significantly improve patients’ care. We continue to broadly develop and protect intellectual property using our mesh technology. Examples of some areas include peripheral vascular disease, neurovascular disease, renal artery disease, and bifurcation disease.

●	Establish relationships with collaborative and development partners to fully develop and market our existing and future products. We are seeking strategic partners for collaborative research, development, marketing, distribution, or other agreements, which could assist with our development and commercialization efforts for CGuard EPS and NGuard, as well as future efforts with MGuard Prime EPS, MGuard DES, and other potential products that are based on our MicroNet technology.

●	Continue to protect and expand our portfolio of patents. Our MicroNet technology and the use of patents to protect it are critical to our success. We own numerous patents for our MicroNet technology. Twelve separate patent applications have been filed in the United States, some of which have corresponding patent applications and/or issued patents in Canada, China, Europe, Israel, India, and South Africa. We believe these patents and patent applications collectively cover all of our existing products, and may be useful for protecting our future technological developments. We intend to aggressively continue patenting new technology, and to actively pursue any infringement covered by any of our patents. We believe that our patents, and patent applications once allowed, are important for maintaining the competitive differentiation of our products and maximizing our return on research and development investments.

●	Resume development and successfully commercialize MGuard DES. While we have limited the focus of product development to carotid and neurovascular products, if we resume development of our coronary products, we plan to evaluate opportunities to further develop MGuard DES.

Competition

The markets in which we compete are highly competitive, subject to change and impacted by new product introductions and other activities of industry participants.

Carotid

The carotid stent markets in the United States and Europe are dominated by Abbott Laboratories, Boston Scientific Corporation, Covidien Ltd. (currently part of Medtronic, Inc.), and Cordis Corporation (currently part of Cardinal Health, Inc.). Gore Medical and Terumo Medical Corporation produce a polytetrafluoroethylene mesh-covered stent and a double layer metal stent, respectively. All of these larger companies have substantially greater capital resources, larger customer bases, broader product lines, larger sales forces, greater marketing and management resources, larger research and development staffs and larger facilities than ours and have established reputations and relationships with our target customers, as well as worldwide distribution channels that are more effective than ours. However, we believe that the European market is somewhat fragmented, and, in our opinion, smaller competitors may be able to gain market share with greater flexibility.

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

Neurovascular

Stryker Corporation dominated the global interventional neurology market in 2014. The other key players in this market include Medtronic plc, Johnson & Johnson, Terumo Corporation, Penumbra, Abbott Laboratories, Merit Medical Systems, Inc., W. L. Gore & Associates, Inc., Microport Scientific Corporation, and Medikit Co., Ltd., among others. (Source: Markets and Markets 2015).

Research and Development Expenses

During the twelve months ended December 31, 2016 and 2015, we spent $1.3 million and $3.6 million, respectively, on research and development.

Sales and Marketing

Sales and Marketing

Currently, we are actively selling our MGuard coronary products with a bio-stable MicroNet through local distributors in Europe, Latin America, the Middle East and Asia.

Based on the positive CGuard EPS clinical data, we commercially launched CGuard EPS in CE marked countries in early 2015. We initially sold CGuard products through a distributor network as we did with MGuard coronary products. In September 2015, we announced full market launch of CGuard EPS in Europe.

We plan to focus our marketing efforts primarily on Europe, Asia and Latin America and sales through local and regional distribution partners and our own internal sales initiatives. In addition, we are using international trade shows and industry conferences to gain market exposure and brand recognition. We plan to work with leading physicians to enhance our marketing efforts.

Product Positioning

The MGuard coronary products have initially penetrated the market by entering segments with indications that present high risks of embolic dislodgement, notably acute MI and saphenous vein graft coronary interventions. Even though MGuard technology has demonstrated its advantages with clinical data, it is based on a bare-metal platform while the market demand has shifted away from bare-metal stents in favor of drug-eluting stents.

When treating carotid artery disease, we believe that there is an opportunity to enter the market with bare-metal stent platform and to become a competitive player without a drug-eluting stent platform. Therefore, we believe that CGuard EPS is poised for commercial growth in 2017 as more and more positive clinical data is presented. If we receive sufficient proceeds from future financings, we plan to develop CGuard EPS with a smaller delivery catheter (5 French gauge), which we intend to submit for CE mark approval within three calendar quarters of receiving such proceeds. Based on the level of interest in this product that we have observed in our clinical trials, we believe that CGuard EPS with a smaller delivery catheter will enable us to meet the market demand for minimally invasive devices, which, we believe, may have broader and easier usage, and for a lower profile system used in procedures in which predilation could be problematic. We also believe that CGuard EPS with a smaller delivery catheter will enable us to have a competitive advantage in penetrating the Asia Pacific market, since its population is generally smaller than in Western countries. In addition, we believe that CGuard EPS with a smaller delivery catheter will enable us to offer CGuard EPS for use in transradial catheterization, which, we believe, is gaining favor among interventionalists. Finally, we do not expect that it would be crucial to use a drug-eluting stent platform to compete in certain new markets such as the neurovascular market, and hence, we plan to continue to explore this area of opportunity.

Insurance Reimbursement

In most countries, a significant portion of a patient’s medical expenses is covered by third-party payers. Third-party payers can include both government funded insurance programs and private insurance programs. While each payer develops and maintains its own coverage and reimbursement policies, the vast majority of payers have similarly established policies. All of the MGuard coronary products and CGuard products sold to date have been designed and labeled in such a way as to facilitate the utilization of existing reimbursement codes, and we intend to continue to design and label our present and future products in a manner consistent with this goal.

While most countries have established reimbursement codes for stenting procedures, certain countries may require additional clinical data before recognizing coverage and reimbursement for the MGuard coronary products and CGuard products or in order to obtain a higher reimbursement price. In these situations, we intend to complete the required clinical studies to obtain reimbursement approval in countries where it makes economic sense to do so.

Intellectual Property

Patents

We have twenty-eight pending patent applications, twelve of which are pending in the United States, many of which cover aspects of our MGuard and CGuard technology. Some of the corresponding patent applications outside the U.S. are filed in Canada, China, Europe, Israel, India and South Africa. We hold an aggregate total of 50 patents and pending applications including six issued U.S. patents. These patent rights are directed to cover the following eight (8) patent families:

Base Title of Patent Family	Country Pending	Country/Patent No.	Issue Date
Bifurcated Stent Assemblies	India	Israel 198,188 China ZL200780046676.2	5/1/2014 9/26/2012
Deformable Tip for Stent Delivery and Methods of Use	US PCT/WIPO	— —	— —
In Vivo Filter Assembly	US India Europe (EPO)	Canada 2,666,712 Canada 2,881,557 US 8,043,323 US 9,132,261 Israel 198,189 China ZL200780046659.9 China ZL201210119132.7	3/31/2015 10/11/2016 10/25/2011 9/15/2015 2/1/2014 6/13/2012 6/24/2015
Knitted Stent Jackets	Canada US	Canada 2,666,728 China ZL200780046697.4 China ZL201210320950.3 Israel 198,190	6/23/2015 10/10/2012 12/2/2015 2/1/2014
Optimized Stent Jacket	Israel Europe (EPO) Canada India Israel US	China ZL201210454357.8 China ZL200780043259.2 Israel 198,665 US 9,132,003 US 9,526,644	12/9/2015 1/2/2013 5/28/2014 9/15/2015 12/27/2016
Stent Apparatuses for Treatment Via Body Lumens and Methods of Use	US Israel Europe (EPO)	South Africa 2007/10751 Canada 2609687 Canada 2,843,097 US 8,961,586	10/27/2010 4/22/2015 10/27/2015 2/24/2015
Stent Thermoforming Apparatus and Methods	US PCT/WIPO	US 9,527,234	12/27/2016
Stent with Sheath and Metal Wire Retainer	US	—	—

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

Trademarks

We use the InspireMD®, MGuard®, CGuard®, and MGuard Prime® trademarks in connection with our products. We have registered these trademarks in the European Union. The trademarks are renewable indefinitely, so long as we make the appropriate filings when required. We also have registrations for Carenet®, NGuard® and the MNP Micronet Protection Logo in the European Union and a supplemental registration for Micronet® in the United States. We have also applied to register the names PVGuard™ as a trademark in the European Union, as well as Carenet™, CGuard™ InspireMD™, SmartFit™, PVGuardTM, NGuardTM, AGuardTM, and MGuard Prime™ as trademarks in the United States. We also use and may have common law rights to various trademarks, trade names, and service marks.

Government Regulation

The manufacture and sale of our products are subject to regulation by numerous governmental authorities, principally the European Union CE mark and other corresponding foreign agencies.

Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. These laws and regulations range from simple product registration requirements in some countries to complex clearance, clinical trials and production controls in others. As a result, the processes and time periods required to obtain foreign marketing approval may be longer or shorter than those necessary to obtain U.S. Food and Drug Administration market authorization. These differences may affect the efficiency and timeliness of international market introduction of our products. For the European Union nations, medical devices must obtain a CE mark before they may be placed on the market. In order to obtain and maintain the CE mark, we must comply with the Medical Device Directive 93/42/EEC by presenting comprehensive technical files for our products demonstrating safety and efficacy of the product to be placed on the market and passing initial and annual quality management system audit as per ISO 13485 standard by an European Notified Body. We have obtained ISO 13485 quality system certification and the products we currently distribute into the European Union display the required CE mark. In order to maintain certification, we are required to pass annual facilities audit inspections conducted by European Notified Body inspectors.

As noted below, we have regulatory approval and have made sales of MGuard Prime EPS, CGuard EPS or both products either through distributors pursuant to distribution agreements or directly, in the following countries: Argentina, Australia, Austria, Belarus, Belgium, Brazil, Chile, Colombia, Croatia, Cyprus, Czech Republic, Estonia, Finland, France, Germany, Hungary, Ireland, Israel, Italy, Latvia, Lithuania, Luxembourg, Malta, Mexico, Netherlands, Norway, Poland, Romania, Russia, Saudi Arabia, Slovakia, Slovenia, South Africa, Spain, Sweden, Switzerland, and the United Kingdom. We have temporary regulatory approval to sell MGuard Prime EPS in Malaysia while we are in the registration process due to a regulatory change in November 2015. In addition, we have distribution agreements for our products in Uzbekistan, Canada, Venezuela, and Armenia, although we have not yet obtained regulatory approval to sell our products in those countries, and we are awaiting regulatory approval to sell our products in India and Brazil (for CGuard EPS). While each of the European Union member countries accepts the CE mark as its sole requirement for marketing approval, some of these countries still require us to take additional steps in order to gain reimbursement rights for our products. Furthermore, while we believe that certain of the above-listed countries that are not members of the European Union accept the CE mark as a primary requirement for marketing approval, each such country requires additional regulatory requirements for final marketing approval of our products. Furthermore, we are currently targeting additional countries in Europe, Asia, and Latin America, however, even if all governmental regulatory requirements are satisfied in each such country, we anticipate that obtaining marketing approval in each country could take as few as three months or as many as twelve months or more, due to the nature of the approval process in each individual country, including typical wait times for application processing and review, as discussed in greater detail below.

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

The CGuard EPS received CE mark approval in the European Union on March 14, 2013 and marketing approval in those countries listed in the table below. We are currently seeking marketing approval for CGuard EPS in Brazil and India.

Please refer to the table below setting forth the approvals and sales made for CGuard EPS and the MGuard Prime EPS on a country-by-country basis.

Approvals and Sales of MGuard Prime EPS and CGuard EPS on a Country-by-Country Basis

Countries	MGuard Prime EPS Approval		MGuard Prime EPS Sales		CGuard EPS Approval	CGuard EPS Sales
Argentina	Y		Y		Y	Y
Armenia	N		N		N	N
Australia	Y		Y		N	N
Austria	Y		Y		Y	Y
Belarus	Y		Y		Y	Y
Belgium	Y		Y		Y	N
Brazil	Y		Y		N	N
Bulgaria	Y		N		Y	Y
Chile	N		Y	(1)	Y	Y	(1)
Colombia	Y		Y		Y	Y
Croatia	Y		Y		Y	N
Cyprus	Y		Y		Y	Y
Czech Republic	Y		Y		Y	Y
Denmark	Y		N		Y	Y
Estonia	Y		Y		Y	N
Finland	Y		Y		Y	Y
France	Y		Y		Y	Y
Germany	Y		Y		Y	Y
Greece	Y		N		Y	N
Holland (Netherlands)	Y		Y		Y	Y
Hungary	Y		Y		Y	Y
Iceland	Y		N		Y	N
India	Y		N		N	N
Ireland	Y		Y		Y	N
Israel	Y		Y		Y	Y
Italy	Y		Y		Y	Y
Kazakhstan	N		N		N	N
Latvia	Y		Y		Y	Y
Lithuania	Y		Y		Y	Y
Liechtenstein	Y		N		Y	N
Luxemburg	Y		N		Y	N
Malaysia	Y	(2)	Y		N	N
Malta	Y		Y		Y	N
Mexico	Y		Y		N	N
Norway	Y		Y		Y	N
Poland	Y		Y		Y	Y
Portugal	Y		N		Y	Y
Romania	Y		Y		Y	Y
Russia	Y		Y		Y	N
Saudi Arabia	Y		Y		N	N
Serbia	Y		N		N	N
Slovakia	Y		Y		Y	Y
Slovenia	Y		Y		Y	Y
South Africa	Y	(3)	Y		N	N
Spain	Y		Y		Y	Y
Sweden	Y		Y		Y	N
Switzerland	Y		Y		Y	N
Taiwan	Y		N		N	N
United Kingdom	Y		Y		Y	Y
Uzbekistan	N		N		N	N
Venezuela	N		N		N	N

(1)	We have made sales to distributors in this country, but based upon information from such distributors, we believe that the product has not been sold to customers in this country.

(2)	Due to the changes made to the relevant regulations in Malaysia that became effective in November 2015, we are required to register our product. On November 29, 2015, we initiated the registration process required pursuant to the amended regulation. We have temporary authorization to sell and market MGuard Prime EPS in Malaysia pending a final determination of our application for registration based on a regulatory exemption covering applications for registration submitted between July 1, 2015 and June 30, 2016.

(3)	We believe that we have regulatory approval for MGuard Prime EPS in South Africa based upon information from our former distributor in such country, who was responsible for obtaining the regulatory approval for MGuard Prime EPS. However, the certificate evidencing regulatory approval was held by our former distributor and we cannot guarantee that it is in full force and effect. Our distribution agreement with the distributor in South Africa expired pursuant to the terms of such distribution agreement on February 1, 2015.

In the United States, the medical devices that we will manufacture and sell in the future are subject to extensive and rigorous regulation by the U.S. Food and Drug Administration pursuant to the Federal Food, Drug, and Cosmetic Act and regulations promulgated and administered by the U.S. Food and Drug Administration. Under the Federal Food, Drug, and Cosmetic Act, each medical device must receive U.S. Food and Drug Administration clearance or approval or exemption from such clearance or approval before we can market such device commercially in the U.S.

We anticipate that our CGuard EPS will be classified as a Class III medical device by the U.S. Food and Drug Administration. Class III medical devices are generally the highest risk devices and are therefore subject to the highest level of regulatory control by the U.S. Food and Drug Administration, since the U.S. Food and Drug Administration process of premarket approval involves scientific and regulatory review to evaluate the safety and effectiveness of Class III medical devices for the purpose(s) intended. The U.S. Food and Drug Administration will either approve or deny a premarket approval application and we cannot market a device unless or until the U.S. Food and Drug Administration approves a premarket approval application.

We expect the approval process in the U.S. to take a significant amount of time, require the expenditure of significant resources, involve rigorous clinical investigations and testing, and potentially require changes to products. The approval process may result in limitations on the indicated uses of the medical devices for which we are able to obtain approval (since the U.S. Food and Drug Administration can take action against a company that promotes off-label uses) and will also require increased post-market surveillance.

The U.S. Food and Drug Administration’s regulations covering medical devices also regulate labeling, reporting of certain events (such as adverse events, corrections and removals), manufacturing practices (including extensive the U.S. Food and Drug Administration’s extensive Quality System Regulation), device tracking and identification.

We will also be required to register with the U.S. Food and Drug Administration as a medical device manufacturer. As such, our manufacturing facilities will be subject to U.S. Food and Drug Administration inspections for compliance with the U.S. Food and Drug Administration’s Quality System Regulation. Additionally, some of our subcontractors may also be subject to U.S. Food and Drug Administration inspections for compliance with the U.S. Food and Drug Administration’s Quality System Regulation. These regulations will require that we manufacture our products and maintain our documents in a prescribed manner with respect to design, manufacturing, testing and quality control activities. As a medical device manufacturer, we will further be required to comply with U.S. Food and Drug Administration requirements regarding the reporting of adverse events associated with the use of our medical devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. U.S. Food and Drug Administration regulations also govern product labeling and prohibit a manufacturer from marketing a medical device for unapproved applications.

The U.S. Food and Drug Administration actively monitors compliance with laws and regulations through its review and inspection of design and manufacturing practices, recordkeeping, reporting of adverse events, labeling and promotional practices. The U.S. Food and Drug Administration can ban certain medical devices; detain or seize adulterated or misbranded medical devices (that is, medical devices that do not comply with the Federal Food, Drug, and Cosmetic Act, including as implemented through the U.S. Food and Drug Administration’s regulations); order repair, replacement or refund of these devices; and require notification of health professionals and others with regard to medical devices that present unreasonable risks of substantial harm to the public health. The U.S. Food and Drug Administration may also enjoin and restrain a company for certain violations of the Federal Food, Drug, and Cosmetic Act and other amending laws pertaining to medical devices, or initiate action for criminal prosecution of such violations. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our products, may limit our ability to obtain premarket approvals, and could result in a substantial modification to our business practices and operations.

Customers

Our customer base is varied. We began shipping our product to customers in Europe in January 2008 and have since expanded our global distribution network to Southeast Asia, India, Latin America and Israel. We currently have distribution agreements for our CE mark-approved MGuard Prime EPS and/or CGuard EPS with medical product distributors based in Europe, the Middle East, Asia Pacific, Australia and Latin America. We are currently in discussions with additional distribution companies in Europe, Asia, and Latin America.

For the twelve months ended December 31, 2016, 85% of our revenue was generated in Europe, and 9% of our revenue was generated in Latin America, with the remaining 6% of our revenue generated in the rest of the world. Our major customers in the twelve months ended December 31, 2016, were Penumbra, Inc., a distributor in Europe that accounted for 28% of our revenues, and Crossmed S.r.l., a distributor in Italy that accounted for 13% of our revenues.

Most of our current agreements with our distributors stipulate that, and we expect our future agreements with our distributors to stipulate that, while we shall assist in training by providing training materials, marketing guidance, marketing materials, and technical guidance, each distributor will be responsible for carrying out local registration, sales and marketing activities. In addition, in most cases, all sales costs, including sales representatives, incentive programs, and marketing trials, will be borne by the distributor. Under current agreements, distributors purchase stents from us at a fixed price. Our current agreements with distributors are generally for a term of two to three years.

Manufacturing and Suppliers

The polymer fiber for MicroNet is supplied by Biogeneral, Inc., a San Diego, California-based specialty polymer manufacturer for medical and engineering applications.

Natec Medical Ltd. supplies us with catheters that help create the base for our CGuard EPS stents. Our agreement with Natec Medical Ltd., as amended, may be terminated by us upon eight months’ notice. We have also agreed to participate in certain startup cost incurred by Natec Medical Ltd. in an aggregate total amount of 52,000 Euros.

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

We manufacture our CGuard EPS and MGuard Prime EPS at our own facility. The bare-metal cobalt-chromium stents for our MGuard Prime EPS and the self-expanding bare-metal stents for our CGuard EPS are being manufactured and supplied by MeKo Laserstrahl-Materialbearbeitung. Our agreement with MeKo Laserstrahl-Materialbearbeitung for the production of electro polished L605 bare-metal stents for MGuard Prime EPS and CGuard EPS is priced on a per-stent basis, subject to the quantity of stents ordered. The complete assembly process for MGuard Prime EPS and CGuard EPS, including knitting and securing the sleeve to the stent and the crimping of the sleeve stent on to a delivery catheter, is done at our Israel manufacturing site. Once MGuard Prime EPS and CGuard EPS have been assembled, they are sent for sterilization in Germany, and then back to Israel for final packaging and distribution.

Each MGuard stent is manufactured from two main components, the stent and the mesh polymer. The stent is made out of cobalt chromium. This material is readily available and we acquire it in the open market. The mesh is made from polyethylene terephthalate (polyester). This material is readily available in the market as well, because it is used for many medical applications. In the event that our supplier can no longer supply this material in fiber form, we would need to qualify another supplier, which could take several months. In addition, in order to retain the approval of the CE mark, we are required to perform periodic audits of the quality control systems of our key suppliers in order to insure that their products meet our predetermined specifications.

A CGuard EPS consists of a CGuard stent and the delivery system. Each CGuard stent is manufactured from two main components, a self-expending nickel-titanium stent and the mesh polymer. This material is readily available and we acquire it in the open market. The mesh is made from polyethylene terephthalate (polyester). We have pending patent rights that cover the proposed CGuard stent with mesh. This material is readily available in the market as well, because it is used for many medical applications. In the event that our supplier can no longer supply this material in fiber form, we would need to qualify another supplier, which could take several months. The delivery system for CGuard is made out of polymer tubes we acquire from an original equipment manufacturer. In the event that our supplier can no longer supply this material, we would need to qualify another supplier, which could take several months. In addition, in order to retain the approval of the CE mark, we are required to perform periodic audits of the quality control systems of our key suppliers in order to insure that their products meet our predetermined specifications.

Employees

As of February 15, 2017, we had 34 full-time employees. Except for one of our employees in Europe, our employees are not party to any collective bargaining agreements. We do not expect the collective bargaining agreements to which our employees are party to have a material effect on our business or results of operations. We consider our relations with our employees to be good. We believe that our future success will depend, in part, on our continued ability to attract, hire and retain qualified personnel.

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

We have yet to establish any history of profitable operations. We reported a net loss of $8.5 million for the fiscal year ended December 31, 2016 and had a net loss of approximately $15.6 million during the fiscal year ended December 31, 2015. As of December 31, 2016, we had an accumulated deficit of $132 million. We expect to incur additional operating losses for the foreseeable future. There can be no assurance that we will be able to achieve sufficient revenues throughout the year or be profitable in the future.

The report of our independent registered public accounting firm contains an explanatory paragraph as to our ability to continue as a going concern, which could prevent us from obtaining new financing on reasonable terms or at all.

Because we have had recurring losses and negative cash flows from operating activities, substantial doubt exists regarding our ability to remain as a going concern at the same level at which we are currently performing. Accordingly, the report of Kesselman & Kesselman, our independent registered public accounting firm, with respect to our financial statements for the year ended December 31, 2016, includes an explanatory paragraph as to our potential inability to continue as a going concern. The doubts regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all.

We will need to raise additional capital to meet our business requirements in the future and such capital raising may be costly or difficult to obtain and could dilute our stockholders’ ownership interests.

The net proceeds from the offering of our shares of Series B Convertible Preferred Stock and accompanying warrants that closed on July 7, 2016, will only be sufficient to enable us to continue operations for a short period of time. In order to fully realize all of our business objectives, absent any non-dilutive funding from a strategic partner or some other strategic transactions, we will need to raise additional capital within six months from the date of filling of this Annual Report on Form 10-K, which additional capital may not be available on reasonable terms or at all. For instance, we will need to raise additional funds to accomplish the following:

●	development of our current and future products, including CGuard EPS with a smaller delivery catheter;

●	pursuing growth opportunities, including more rapid expansion and funding regional distribution system;

●	making capital improvements to improve our infrastructure;

●	hiring and retaining qualified management and key employees;

●	responding to competitive pressures;

●	complying with regulatory requirements such as licensing and registration; and

●	maintaining compliance with applicable laws.

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

On April 30, 2014 we initiated a voluntary field corrective action of our MGuard Prime EPS to address the issue of stent retention following reports of MGuard Prime EPS stent dislodgements in patients. Although there have been no reports of death or serious injury as a result of such dislodgements, we decided to suspend shipments of the MGuard Prime EPS and implement a field corrective action to enhance the reliability and performance of the affected product units in the field. We received European regulatory approval to resume manufacturing and distribution of our MGuard Prime EPS stent with a modified stent securement process, and we resumed shipping products to new customers in our direct markets in Europe in late September 2014. We completed the full re-launch of MGuard Prime EPS in 2015.

As a result of our voluntary field action, we are subject to numerous risks and uncertainties, including the following:

●	although we resumed manufacturing and distribution of our MGuard Prime EPS stent with a modified stent securement process, our suspension of shipments has and may continue to adversely impact revenue;

●	we are more susceptible to claims such as product liability claims, distributor claims and class action lawsuits as a result of the reported product malfunction and voluntary field action, which could significantly increase our costs and may have a material adverse effect on our business, financial condition and results of operations; and

●	our decision to implement the voluntary field action and discontinue shipments, and any additional action related to such decision, may harm our reputation or the market’s perception of our products, which could have a negative impact on our future sales and our ability to generate profits.

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

We expect to derive our revenue from sales of our MGuard Prime EPS and CGuard EPS stent products and other products we may develop, such as CGuard EPS with a smaller delivery catheter or NGuard. If we fail to generate revenue from these sources, our results of operations and the value of our business would be materially and adversely affected.

We expect our revenue to be generated from sales of our MGuard Prime EPS and CGuard EPS stent products and other products we may develop. Future sales of CGuard EPS will be subject to the receipt of regulatory approvals and commercial and market uncertainties that may be outside our control. In addition, sales of MGuard Prime EPS have been hampered by weakened demand for bare metal stents, which may never improve, and we may not be successful in developing a drug-eluting stent product. In addition, there may be insufficient demand for other products we are seeking to develop, such as CGuard EPS with a smaller delivery catheter or NGuard. If we fail to generate expected revenues from these products, our results of operations and the value of our business and securities would be materially and adversely affected.

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

Our ability to attract customers depends to a large extent on our ability to provide goods that meet the customers’ and the market’s demands and expectations. If we do not have a product that is expected by the market, we may lose customers. The market demand has shifted away from bare metal stents in favor of drug-eluting stents. Our MGuard Prime EPS is a bare-metal stent product and has experienced a substantial reduction in sales over the past two years. Such sales may never recover and we do not currently have the resources to develop a drug-eluting stent product. Our failure to provide industry standard devices could adversely affect our business, financial condition and results of operations.

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

Because our products are new and long-term success measures have not been completely validated, regulatory agencies may take a significant amount of time in evaluating product approval applications. Treatments may exhibit a favorable measure using one metric and an unfavorable measure using another metric. Any change in accepted metrics may result in reconfiguration of, and delays in, our clinical trials. Additionally, we have only limited experience in filing and prosecuting the applications necessary to gain regulatory approvals, and our clinical, regulatory and quality assurance personnel are currently composed of only four employees. As a result, we may experience delays in connection with obtaining regulatory approvals for our products.

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

Moreover, if we obtain regulatory approval for any of our products, we will only be permitted to market our products for the indication approved by the regulatory authority, and such approval may involve limitations on the indicated uses or promotional claims we may make for our products. In addition, later discovery of previously unknown problems with our products, including adverse events of unanticipated severity or frequency, or with our suppliers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

●	restrictions on the marketing or manufacturing of our product candidates, withdrawal of the product from the market, or voluntary or mandatory product recalls;

●	fines, warning letters, or untitled letters;

●	holds on clinical trials;

●	refusal by the regulatory authority to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;

●	product seizure or detention, or refusal to permit the import or export of our product candidates; and

●	injunctions, the imposition of civil penalties or criminal prosecution.

The applicable regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our products. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

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

The medical device market is highly competitive. We compete with many medical device companies globally in connection with our current products and products under development. We face competition from numerous pharmaceutical and biotechnology companies in the therapeutics area, as well as competition from academic institutions, government agencies and research institutions. When we commercialize our products, we expect to face intense competition from Boston Scientific Corporation, Guidant Corporation, Medtronic, Inc., Abbott Vascular Devices, Johnson & Johnson, Terumo Corporation, Covidien Ltd., Cordis Corporation (currently part of Cardinal Health, Inc.) and others. Most of our current and potential competitors, including but not limited to those listed above, have, and will continue to have, substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution and personnel resources than we do. There can be no assurance that we will have sufficient resources to successfully commercialize our products, if and when they are approved for sale. The worldwide market for stent products is characterized by intensive development efforts and rapidly advancing technology. Our future success will depend largely upon our ability to anticipate and keep pace with those developments and advances. Current or future competitors could develop alternative technologies, products or materials that are more effective, easier to use or more economical than what we or any potential licensee develop. If our technologies or products become obsolete or uncompetitive, our related product sales and licensing revenue would decrease. This would have a material adverse effect on our business, financial condition and results of operations.

We may become subject to claims by much larger and better capitalized competitors seeking to invalidate our intellectual property or our rights thereto.

Based on the prolific litigation that has occurred in the stent industry and the fact that we may pose a competitive threat to some large and well-capitalized companies that own or control patents relating to stents and their use, manufacture and delivery, we believe that it is possible that one or more third parties will assert a patent infringement claim against the manufacture, use or sale of our stents based on one or more of these patents. These companies also own patents relating to the use of drugs to treat restenosis, stent architecture, catheters to deliver stents, and stent manufacturing and coating processes and compositions, as well as general delivery mechanism patents like rapid exchange that might be alleged to cover one or more of our products. A number of stent-related patents are owned by very large and well-capitalized companies that are active participants in the stent market. In addition, it is possible that a lawsuit asserting patent infringement, misappropriation of intellectual property, or related claims may have already been filed against us of which we are not aware. As the number of competitors in the stent market grows and as the geographies in which we commercially market grow in number and scope, the possibility of patent infringement by us, and/or a patent infringement or misappropriation claim against us, increases.

These companies have maintained their position in the market by, among other things, establishing intellectual property rights relating to their products and enforcing these rights aggressively against their competitors and new entrants into the market. All of the major companies in the stent and related markets, including Boston Scientific Corporation, C.R. Bard, Inc., W.L. Gore & Associates, Inc. and Medtronic, Inc., have been repeatedly involved in patent litigation relating to stents since at least 1997. The stent and related markets have experienced rapid technological change and obsolescence in the past, and our competitors have strong incentives to stop or delay the introduction of new products and technologies. We may pose a competitive threat to many of the companies in the stent and related markets. Accordingly, many of these companies will have a strong incentive to take steps, through patent litigation or otherwise, to prevent us from commercializing our products. Such litigation or claims would divert attention and resources away from the development and/or commercialization of our products and product development, and could result in an adverse court judgment that would make it impossible or impractical to sell our products in one or more territories.

If we fail to maintain or establish satisfactory agreements or arrangements with suppliers or if we experience an interruption of the supply of materials from suppliers, we may not be able to obtain materials that are necessary to develop our products.

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

We may be exposed to product liability claims based on the use of any of our products, or products incorporating our licensed technology, in the market or clinical trials. We may also be exposed to product liability claims based on the sale of any products under development following the receipt of regulatory approval. Product liability claims could be asserted directly by consumers, health-care providers or others. We have obtained product liability insurance coverage; however such insurance may not provide full coverage for our future clinical trials, products to be sold, and other aspects of our business. Insurance coverage is becoming increasingly expensive and we may not be able to maintain current coverage, or expand our insurance coverage to include future clinical trials or the sale of products incorporating our licensed technology if marketing approval is obtained for such products, at a reasonable cost or in sufficient amounts to protect against losses due to product liability or at all. A successful product liability claim or series of claims brought against us could result in judgments, fines, damages and liabilities that could have a material adverse effect on our business, financial condition and results of operations. We may incur significant expense investigating and defending these claims, even if they do not result in liability. Moreover, even if no judgments, fines, damages or liabilities are imposed on us, our reputation could suffer, which could have a material adverse effect on our business, financial condition and results of operations.

We face risks associated with litigation and claims.

We may, in the future, be involved in one or more lawsuits, claims or other proceedings. These suits could concern issues including contract disputes, employment actions, employee benefits, taxes, environmental, health and safety, personal injury and product liability matters.

There are two lawsuits filed against us or InspireMD Ltd., one filed by Microbanc, LLC and Todd Spenla of Microbanc, LLC in April 2016, seeking approximately $2.2 million and 9% of the amount of stock and warrants sold in 2011 and 2012 in alleged damages relating to certain alleged finders’ fees that they claim are owed, and another filed by Medpace Inc. in July 2016, seeking $1,967,822 in damages plus interest, costs, attorneys’ fees and expenses against InspireMD Ltd. See “Business — Legal Proceedings” for more information. Due to the uncertainties of litigation, however, we can give no assurance that we or InspireMD Ltd. will prevail on any claims made against us or InspireMD Ltd. in any such lawsuit. Also, we can give no assurance that any other lawsuits or claims brought in the future will not have an adverse effect on our financial condition, liquidity or operating results. Adverse outcomes in some or all of these claims may result in significant monetary damages that could adversely affect our ability to conduct our business.

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

We operate globally and develop and market products in multiple countries. Consequently, we face complex legal and regulatory requirements in multiple jurisdictions, which may expose us to certain financial and other risks. International sales and operations are subject to a variety of risks, including:

●	foreign currency exchange rate fluctuations;
●	greater difficulty in staffing and managing foreign operations;
●	greater risk of uncollectible accounts;
●	longer collection cycles;
●	logistical and communications challenges;
●	potential adverse changes in laws and regulatory practices, including export license requirements, trade barriers, tariffs and tax laws;
●	changes in labor conditions;
●	burdens and costs of compliance with a variety of foreign laws;
●	political and economic instability;
●	the escalation of hostilities in Israel, which could impair our ability to manufacture our products
●	increases in duties and taxation;
●	foreign tax laws and potential increased costs associated with overlapping tax structures;
●	greater difficulty in protecting intellectual property;
●	the risk of third party disputes over ownership of intellectual property and infringement of third party intellectual property by our products; and
●	general economic and political conditions in these foreign markets.

Further, in the past, the State of Israel and Israeli companies have been subjected to an economic boycott. Several countries still restrict business and trade activity with the State of Israel and with Israeli companies. Since our principal operating subsidiary is an Israeli corporation, these restrictive laws and policies may have an adverse impact on our operating results, financial condition or the expansion of our business.

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

If we fail to obtain an adequate level of reimbursement for our products by third party payors, there may be no commercially viable markets for our products or the markets may be much smaller than expected.

The availability and levels of reimbursement by governmental and other third party payors affect the market for our products. The efficacy, safety, performance and cost-effectiveness of our products and of any competing products will determine the availability and level of reimbursement. Reimbursement and healthcare payment systems in international markets vary significantly by country, and include both government sponsored healthcare and private insurance. To obtain reimbursement or pricing approval in some countries, we may be required to produce clinical data, which may involve one or more clinical trials, that compares the cost-effectiveness of our products to other available therapies. We may not obtain international reimbursement or pricing approvals in a timely manner, if at all. Our failure to receive international reimbursement or pricing approvals would negatively impact market acceptance of our products in the international markets in which those approvals are sought.

We believe that future reimbursement may be subject to increased restrictions both in the U.S. and in international markets. There is increasing pressure by governments worldwide to contain health care costs by limiting both the coverage and the level of reimbursement for therapeutic products and by refusing, in some cases, to provide any coverage for products that have not been approved by the relevant regulatory agency. Future legislation, regulation or reimbursement policies of third party payors may adversely affect the demand for our products and limit our ability to sell our products on a profitable basis. In addition, third party payors continually attempt to contain or reduce the costs of healthcare by challenging the prices charged for healthcare products and services. If reimbursement for our products is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels, market acceptance of our products would be impaired and future revenues, if any, would be adversely affected.

In the United States and in the European Union, our business could be significantly and adversely affected by healthcare reform legislation and other administration and legislative proposals.

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act were enacted into law in the United States in March 2010 and are known collectively as the “Affordable Care Act.” Certain provisions of these acts are not yet fully implemented and it is unclear what the full impact will be from the legislation. The legislation levies a 2.3% excise tax, that began on January 1, 2013, on all sales of any U.S. medical device listed with the U.S. Food and Drug Administration under Section 510(j) of the Federal Food, Drug, and Cosmetic Act and 21 C.F.R. Part 807, unless the device falls within an exemption from the tax, such as the exemption governing direct retail sale of devices to consumers or for foreign sales of these devices. If we commence sales of our MGuard Prime EPS or CGuard EPS stent in the United States, this new tax may materially and adversely affect our business and results of operations. The legislation also focuses on a number of provisions aimed at improving quality, broadening access to health insurance, enhancing remedies for fraud and abuse, adding transparency requirements, and decreasing healthcare costs, among others. Uncertainties remain regarding what negative unintended consequences these provisions will have on patient access to new technologies, pricing and the market for our products, and the healthcare industry in general. The Affordable Care Act includes provisions affecting the Medicare program, such as value-based payment programs, increased funding of comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments). Additionally, the provisions include a reduction in the annual rate of inflation for hospitals which started in 2011 and the establishment of an independent payment advisory board to recommend ways of reducing the rate of growth in Medicare spending. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. Judicial challenges as well as legislative initiatives to modify, limit, or repeal the Affordable Care Act have been initiated and continue, including a recent Executive Order signed by the U.S. president directing executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of provisions of the Affordable Care Act that would impose a fiscal or regulatory burden on individuals and certain entities to the maximum extent permitted by law. The challenges to the Affordable Care Act and efforts to repeal or replace the legislation may increase in light of the change in presidential administrations and U.S. Congress. We cannot predict what healthcare programs and regulations will be implemented or changed at the federal or state level in the United States, or the effect of any future legislation or regulation. However, any changes that lower reimbursements for our products or reduce medical procedure volumes could adversely affect our business plan to introduce our products in the United States.

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

In addition, many of our officers or key employees may be called to active duty at any time under emergency circumstances for extended periods of time. See “—Our operations could be disrupted as a result of the obligation of certain of our personnel residing in Israel to perform military service.”

Our operations could be disrupted as a result of the obligation of certain of our personnel residing in Israel to perform military service.

Many of our officers and employees reside in Israel and may be required to perform annual military reserve duty. Currently, all male adult citizens and permanent residents of Israel under the age of 40 (or older, depending on their position with the Israeli Defense Forces reserves), unless exempt, are obligated to perform military reserve duty annually and are subject to being called to active duty at any time under emergency circumstances. Our operations could be disrupted by the absence for a significant period of one or more of our key officers and employees due to military service. Any such disruption could have a material adverse effect on our business, results of operations and financial condition.

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

A significant portion of our intellectual property has been developed by our Israeli employees in the course of their employment for us. Under the Israeli Patent Law, 5727-1967 (the “Israeli Patent Law”), inventions conceived by an employee during the term and as part of the scope of his or her employment with a company are regarded as “service inventions,” which belong to the employer, absent a specific agreement between the employee and employer giving the employee service invention rights. The Israeli Patent Law also provides that if there is no such agreement between an employer and an employee, the Israeli Compensation and Royalties Committee (the “C&R Committee”), a body constituted under the Israeli Patent Law, shall determine whether the employee is entitled to remuneration for his inventions. The C&R Committee (decisions of which have been upheld by the Israeli Supreme Court) has held that employees may be entitled to remuneration for their service inventions despite having specifically waived any such rights. Further, the C&R Committee has not yet set specific guidelines regarding the method for calculating this remuneration or the criteria or circumstances under which an employee’s waiver of his right to remuneration will be disregarded. We generally enter into intellectual property assignment agreements with our employees pursuant to which such employees assign to us all rights to any inventions created in the scope of their employment or engagement with us. Although our employees have agreed to assign to us service invention rights and have specifically waived their right to receive any special remuneration for such assignment beyond their regular salary and benefits, we may face claims demanding remuneration in consideration for assigned inventions. As a consequence of such claims, we could be required to pay additional remuneration or royalties to our current or former employees, or be forced to litigate such claims, which could negatively affect our business.

It may be difficult for investors in the United States to enforce any judgments obtained against us or some of our directors or officers.

The majority of our assets other than cash are located outside the U.S. In addition, certain of our officers are nationals and/or residents of countries other than the U.S., and all or a substantial portion of such persons’ assets are located outside the U.S. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our non-U.S. officers, including judgments predicated upon the civil liability provisions of the securities laws of the U.S. or any state thereof. Additionally, it may be difficult to assert U.S. securities law claims in actions originally instituted outside of the U.S. Israeli courts may refuse to hear a U.S. securities law claim because Israeli courts may not be the most appropriate forums in which to bring such a claim. Even if an Israeli court agrees to hear a claim, it may determine that the Israeli law, and not U.S. law, is applicable to the claim. Further, if U.S. law is found to be applicable, certain content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process, and certain matters of procedure would still be governed by the Israeli law. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal and state securities laws against us or any of our non-U.S. directors or officers.

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

The tax benefits available to a Beneficiary Enterprise or a Preferred Enterprise are dependent upon the fulfillment of conditions stipulated under the Israeli Law for the Encouragement of Capital Investments, 1959 and its regulations, as amended, which include, among other things, maintaining our manufacturing facilities in Israel. If we fail to comply with these conditions, in whole or in part, the tax benefits could be cancelled and we could be required to refund any tax benefits that we received in the past. If we are no longer eligible for these tax benefits, our Israeli taxable income would be subject to regular Israeli corporate tax rates. The standard corporate tax rate for Israeli companies in 2016 is 25% and in 2017 is 24% of taxable income. The termination or reduction of these tax benefits would increase our tax liability, which would reduce our profits.

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

Risks Related to Our Organization and Our Common Stock, Preferred Stock and Warrants

The market prices of our common stock and our publicly traded warrants are subject to fluctuation and have been and may continue to be volatile, which could result in substantial losses for investors.

The market prices of our common stock and our publicly traded warrants have been and are likely to continue to be highly volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

●	technological innovations or new products and services by us or our competitors;
●	additions or departures of key personnel;
●	our ability to execute our business plan;
●	operating results that fall below expectations;
●	loss of any strategic relationship;
●	industry developments;
●	economic, political and other external factors; and
●	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also significantly affect the market prices of our common stock and our publicly traded warrants.

A continued low trading price could lead the NYSE MKT to take actions toward delisting our common stock, including immediately suspending trading in our common stock.

Pursuant to Section 1003(f)(v) of the NYSE MKT Company Guide (the “Company Guide”), the NYSE MKT could take action to delist our common stock in the event that our common stock trades at levels viewed as abnormally low for a substantial period of time. In addition, the NYSE MKT has advised us that its policy is to immediately suspend trading in shares of, and commence delisting procedures with respect to, a listed company if the market price of its shares falls below $0.06 per share at any time during the trading day. For much of the several months prior to the 1-for-25 reverse stock split of our common stock which became effective as of October 7, 2016, our common stock had traded at prices less than $1.00. Since we affected the reverse stock split, the closing price of our common stock on the NYSE MKT has been above $1.00, but there is no assurance that our stock will not trade at levels viewed as abnormally low for a substantial period of time and lead the NYSE MKT to immediately suspend trading in our common stock.

The trading market for our publicly traded warrants has been extremely limited.

Since the listing of our publicly traded warrants on the NYSE MKT in August 2016, the trading market for our publicly listed warrants has been extremely limited. The quotation of our publicly traded warrants on the NYSE MKT does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our publicly traded warrants will develop in the future. An absence of an active trading market could adversely affect our stockholders’ ability to sell our publicly traded warrants at current market prices in short time periods, or possibly at all. Additionally, market visibility for our publicly traded warrants may be limited, and such lack of visibility may have a depressive effect on the market price for our publicly traded warrants. In addition, because our publicly-traded warrants recently commenced trading on the NYSE MKT, there is a limited trading history from which you can make an investment decision to purchase our publicly traded warrants.

There is no public market for our preferred stock.

There is no established trading market for our preferred stock. A trading market for our preferred stock is not expected to develop, and even if a market develops for our preferred stock, it may not provide meaningful liquidity. The absence of a trading market or liquidity for our preferred stock may adversely affect their value.

We do not expect to pay dividends in the future. As a result, any return on investment may be limited to the value of our common stock.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on our earnings, financial condition and other business and economic factors as our board of directors may consider relevant. We are also subject to certain restrictions pursuant to our loan and security agreement with Hercules Technology Growth Capital, Inc. (“Hercules”), which prohibits us from paying dividends or distributions on our common stock. If we do not pay dividends, our common stock may be less valuable because a return on an investment in our common stock will only occur if our stock price appreciates.

Our Series B Convertible Preferred Stock provides for the payment of dividends in cash or in shares of our common stock, and we may not be permitted to pay such dividends in cash, which will require us to have shares of common stock available to pay the dividends.

Each share of our Series B Convertible Preferred Stock is entitled to receive cumulative dividends at the rate per share of 15% per annum of the stated value per share, until the fifth anniversary of the date of issuance of the Series B Convertible Preferred Stock. The dividends are payable, at our discretion, in cash, out of any funds legally available for such purpose, or in pay-in-kind shares of common stock calculated based on the conversion price, subject to adjustment as provided in the certificate of designation for the Series B Convertible Preferred Stock. The conversion price is subject to reduction if in the future we issue securities for less than the conversion price of our Series B Convertible Preferred Stock, as then in effect. As there is no floor price on the conversion price, we cannot determine the total number of shares issuable upon conversion or in connection with the dividend. As such, it is possible that we will not have a sufficient number of available shares to pay the dividend in common stock, which would require the payment of the dividend in cash. We will not be permitted to pay the dividend in cash unless we are legally permitted to do so under Delaware law, which requires cash to be available from surplus or net profits, which may not be available at the time payment is due. Additionally, we are also subject to certain restrictions pursuant to our loan and security agreement with Hercules, which prohibits us from paying cash dividends or distributions on our capital stock. As such, we do not expect to have cash available to pay the dividends on our Series B Convertible Preferred Stock or to be permitted to make such payments under our loan agreements, and will be relying on having available shares of common stock to pay such dividends, which will result in dilution to our shareholders. If we do not have such available shares, we may not be able to satisfy our dividend obligations.

The certificate of designation for the Series B Convertible Preferred Stock contains anti-dilution provisions that may result in the reduction of the conversion price in the future. This feature may result in an indeterminate number of shares of common stock being issued upon conversion.

The certificate of designation for our Series B Convertible Preferred Stock contains anti-dilution provisions, which provisions require the lowering of the applicable conversion price, as then in effect, to the purchase price of equity or equity-linked securities issued in subsequent offerings. If in the future, while any of our Series B Convertible Preferred Stock is outstanding, we issue securities at an effective common stock purchase price of less than the applicable conversion price of our Series B Convertible Preferred Stock, as then in effect, we will be required, subject to certain limitations and adjustments as provided in the certificate of designation for the Series B Convertible Preferred Stock, to further reduce the relevant conversion price, which will result in a greater number of shares of common stock being issuable upon conversion, which in turn will have a greater dilutive effect on our shareholders. In addition, as there is no floor price on the conversion price, we cannot determine the total number of shares issuable upon conversion. As such, it is possible that we will not have a sufficient number of available shares to satisfy the conversion of the Series B Convertible Preferred Stock if we enter into a future transaction that reduces the applicable conversion price. If we do not have a sufficient number of available shares for any Series B Convertible Preferred Stock conversions, we will be required to increase our authorized shares, which may not be possible and will be time consuming and expensive. The potential for such additional issuances may depress the price of our common stock regardless of our business performance. We may find it more difficult to raise additional equity capital while any of our Series B Convertible Preferred Stock is outstanding.

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

The ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 require us to identify material weaknesses in internal control over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Our management, including our chief executive officer and chief financial officer, does not expect that our internal controls and disclosure controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions, such as growth of the company or increased transaction volume, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

In addition, discovery and disclosure of a material weakness, by definition, could have a material adverse impact on our financial statements. Such an occurrence could discourage certain customers or suppliers from doing business with us and adversely affect how our stock trades. This could in turn negatively affect our ability to access equity markets for capital.

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

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our publicly traded securities to decline.

Sales of a significant number of shares of our common stock or our warrants in the public market could harm the market prices of our common stock or warrants and make it more difficult for us to raise funds through future offerings of common stock or warrants. Our stockholders and the holders of our options and warrants may sell substantial amounts of our common stock or our publicly traded warrants in the public market. In addition, we will be required to issue additional shares of common stock to the holders of our Series B Convertible Preferred Stock upon conversion of shares of our Series B Convertible Preferred Stock and the payment of the dividends thereunder in common stock as a result of the full ratchet anti-dilution price protection in the certificate of designation for the Series B Convertible Preferred Stock if the effective common stock purchase price in a subsequent offering is less than the then current Series B Convertible Preferred Stock conversion price, which in turn will increase the number of shares of common stock available for sale. See “Risk Factors — Risks Related to Our Organization and Our Common Stock, Preferred Stock and Warrants—The certificate of designation for the Series B Convertible Preferred Stock contains anti-dilution provisions that may result in the reduction of the conversion price in the future. This feature may result in an indeterminate number of shares of common stock being issued upon conversion.”

In addition, the fact that our stockholders, option holders and warrant holders can sell substantial amounts of our common stock or our publicly traded warrants in the public market, whether or not sales have occurred or are occurring, could make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, or at all.

No industry analyst publishes research about our business.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. Because no industry analyst publishes research about us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Aspects of the tax treatment of the securities may be uncertain.

The tax treatment of our preferred stock and our warrants is uncertain and may vary depending upon whether you are an individual or a legal entity and whether or not you are domiciled in the United States. In the event you are a non-U.S. investor, you should consult your tax advisors as to the consequences, under the tax laws of the country where you are resident for tax purposes, of acquiring, holding and disposing of our preferred stock and our warrants.

Risks Related to our Indebtedness

Our obligations under our outstanding term loan are secured by all of our assets, so if we default on those obligations, the lender could foreclose on our assets. As a result of these security interests, such assets would only be available to satisfy claims of our general creditors or to holders of our equity securities if we were to become insolvent at a time when the value of such assets exceeded the amount of our indebtedness and other obligations. In addition, the existence of these security interests may adversely affect our financial flexibility.

Hercules, the lender under our term loan has a security interest in all of our assets and those of InspireMD Ltd., our wholly-owned subsidiary. As a result, if we default under our obligations to the lender, the lender could foreclose on its security interests and liquidate some or all of these assets, which would harm our business, financial condition and results of operations. The current principal amount of the term loan as of February 1, 2017, was approximately $1.5 million.

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

Our outstanding term loan obligations may adversely affect our cash flow and our ability to operate our business.

Pursuant to the terms of our loan and security agreement, the lender made a term loan to us and InspireMD Ltd. in aggregate amount of $10 million. We are required to make monthly payments of interest and principal in the amount of approximately $380,000 per month. The current principal amount of the loan as of February 1, 2017 was approximately $1.5 million. The term loan under the loan and security agreement, as amended, matures on June 1, 2017.

The terms of our term loan could have negative consequences to us, such as:

●	we may be unable to obtain additional financing to fund working capital, operating losses, capital expenditures or acquisitions on terms acceptable to us, or at all;
●	the amount of our interest expense may increase because our term loan has a variable rate of interest at any time that the prime rate, as reported in the Wall Street Journal, is above 5.5%; and
●	we may be more vulnerable to economic downturns and adverse developments in our industry or the economy in general.

Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will be unable to control many of these factors, such as economic conditions. We cannot be certain that we will continue to have sufficient capital to allow us to pay the principal and interest on our debt and meet any other obligations. If we do not have enough money to service our debt, we may be required, but unable to refinance all or part of our existing debt, sell assets, borrow money or raise equity on terms acceptable to us, if at all, and the lender could foreclose on its security interests and liquidate some or all of our assets.

Our loan and security agreement contains covenants that could limit our financing options and liquidity position, which would limit our ability to grow our business.

Covenants in our loan and security agreement impose operating and financial restrictions on us. These restrictions prohibit or limit our ability, and the ability of InspireMD Ltd., to, among other things:

●	pay cash dividends to our stockholders;
●	redeem or repurchase our common stock or other equity;
●	incur additional indebtedness;
●	permit liens on assets;
●	make certain investments (including through the acquisition of stock, shares, partnership or limited liability company interests, any loan, advance or capital contribution)
●	sell, lease, license, lend or otherwise convey an interest in a material portion of our assets; and
●	cease making public filings under the Securities Exchange Act of 1934, as amended.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will probably not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	our history of recurring losses and negative cash flows from operating activities, significant future commitments and the uncertainty regarding the adequacy of our liquidity to pursue our complete business objectives, and substantial doubt regarding our ability to continue as a going concern;

●

our need to raise additional capital to meet our business requirements in the future and such capital raising may be costly or difficult to obtain and could dilute out stockholders’ ownership interests;

●	our ability to generate revenues from our products and obtain and maintain regulatory approvals for our products;

●	our ability to adequately protect our intellectual property;

●	our dependence on a single manufacturing facility and our ability to comply with stringent manufacturing quality standards and to increase production as necessary;

●	the risk that the data collected from our current and planned clinical trials may not be sufficient to demonstrate that our technology is an attractive alternative to other procedures and products;

●	market acceptance of our products;

●	negative clinical trial results or lengthy product delays in key markets;

●	an inability to secure and maintain regulatory approvals for the sale of our products;

●	intense competition in our industry, with competitors having substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution and personnel resources than we do;

●	entry of new competitors and products and potential technological obsolescence of our products;

●	inability to carry out research, development and commercialization plans;

●	loss of a key customer or supplier;

●	technical problems with our research and products and potential product liability claims;

●	product malfunctions;

●	price increases for supplies and components;

●	adverse economic conditions;

●	insufficient or inadequate reimbursement by governmental and other third party payers for our products;

●	our efforts to successfully obtain and maintain intellectual property protection covering our products, which may not be successful;

●	adverse federal, state and local government regulation, in the United States, Europe or Israel and other foreign jurisdictions;;

●	the fact that we conduct business in multiple foreign jurisdictions, exposing us to foreign currency exchange rate fluctuations, logistical and communications challenges, burdens and costs of compliance with foreign laws and political and economic instability in each jurisdiction;

●	the escalation of hostilities in Israel, which could impair our ability to manufacture our products; and

●	loss or retirement of key executives and research scientists.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. You should review carefully the risks and uncertainties described under the heading “Item 1A. Risk Factors” in this Annual Report on Form 10-K for a discussion of these and other risks that relate to our business and investing in shares of our common stock. The forward-looking statements contained in this Annual Report on Form 10-K are expressly qualified in their entirety by this cautionary statement. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our headquarters are located in Tel Aviv, Israel, where we lease a 1,000 square meter office and manufacturing facility that has the capacity to manufacture and assemble 4,800 stents per month, based upon the production schedule of one shift per day. We also lease approximately 1,580 square feet of executive office space in Boston, Massachusetts, which we plan to vacate upon termination of the lease in near future. We believe that our current facility is sufficient to meet anticipated future demand by adding additional shifts to our current production schedule.

Item 3. Legal Proceedings.

From time to time, we may be involved in litigation that arises through the normal course of business.

On April 26, 2016, Microbanc, LLC and Todd Spenla of Microbanc, LLC filed suit in the New York State Supreme Court (New York County) against us asserting claims for breach of agreement, quantum meruit, unjust enrichment and fraud and seeking approximately $2.2 million and 9% of the amount of stock and warrants sold in 2011 and 2012 in alleged damages relating to certain alleged finders’ fees that they claim are owed. We have removed the suit to federal court and filed a motion to dismiss all claims on June 30, 2016. The motion was noticed for July 28, 2016, but no decision has been rendered. The court held a conference for February 10, 2017, which was adjourned. We intend to contest the matter vigorously. Due to the uncertainties of litigation, however, we can give no assurance that we will prevail on any claims made against us in any such lawsuit. Also, we can give no assurance that any other lawsuits or claims brought in the future will not have an adverse effect on our financial condition, liquidity or operating results.

On July 12, 2016, Medpace Inc., a former service provider, filed suit with the Court of Common Pleas, Hamilton County, Ohio, against us asserting that we breached a master services agreement with Medpace Inc. by failing to pay Medpace Inc. certain fees purportedly owed to it in connection with Medpace Inc.’s provision of certain clinical development program services to Inspire Ltd. We have removed the suit to the U.S. District Court for the Southern District of Ohio. Since removal, Medpace Inc. has amended its complaint to name InspireMD Ltd., our wholly owned subsidiary, as the only defendant. Medpace Inc. is seeking $1,967,822 in damages plus interest, costs, attorneys’ fees and expenses against InspireMD Ltd. InspireMD Ltd. intends to contest this matter vigorously. Due to the uncertainties of litigation, however, we can give no assurance that InspireMD Ltd. will prevail on any claims made against InspireMD Ltd. in any such lawsuit. Also, we can give no assurance that any other lawsuits or claims brought in the future will not have an adverse effect on our financial condition, liquidity or operating results.

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

The following table sets forth the intra-day high and low sales price per share for our common stock, as reported on the NYSE MKT, for the period of January 1, 2015 to December 31, 2016. The sales prices for our common stock prior to October 7, 2016 are adjusted for the one-for-twenty five reverse stock split of our common stock that occurred on such date.

Fiscal Year Ended December 31, 2016	High	Low
First Quarter	$23.75	9.75
Second Quarter	$15.50	7.75
Third Quarter	$7.50	1.75
Fourth Quarter	$4.39	1.41

Fiscal Year Ended December 31, 2015	High	Low
First Quarter	$252.50	$57.50
Second Quarter	$105.00	$47.50
Third Quarter	$80.00	$37.50
Fourth Quarter	$53.00	$15.75

The last reported sales price of our common stock on the NYSE MKT on February 15, 2017, was $2.35 per share. As of February 15, 2017, there were approximately 237 holders of record of our common stock.

Dividend Policy

In the past, we have not declared or paid cash dividends on our common stock. Our loan and security agreement with Hercules, dated October 23, 2013, prohibits us from paying dividends or distributions on our common stock. Even if we are permitted to pay cash dividends in the future, we do not intend to do so. Rather, we intend to retain future earnings, if any, to fund the operation and expansion of our business and for general corporate purposes.

Recent Sales of Unregistered Securities.

On March 21, 2016, we sold to certain of our officers and directors 41,323 shares of our common stock and warrants to purchase 20,663 shares of our common stock in a private placement. The common stock was sold at a price of $14.75 per share, and each purchaser received a warrant to purchase one half of one share of common stock for each share of common stock that it purchased in the private placement. The warrants are exercisable immediately and have a term of exercise of 5 years from the date of issuance and an exercise price of $14.75. We received gross proceeds from the private placement of approximately $0.6 million, before deducting placement agent fees and estimated offering expenses payable by us. These securities were not registered under the Securities Act of 1933, as amended, or the securities laws of any state, and were offered and sold to accredited investors (as defined by Rule 501 under the Securities Act of 1933, as amended) in reliance on the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(a)(2) and Regulation D (Rule 506) under the Securities Act of 1933, as amended.

In connection with the private placement, on March 21, 2016, we issued to Dawson James Securities, Inc., the exclusive placement agent in the private placement, warrants to purchase 2,067 shares of our common stock. The placement agent’s warrants are exercisable at any time and from time to time, in whole or in part, during the period commencing on September 17, 2016 and ending on March 16, 2021, at $18.44 per share. These warrants were not registered under the Securities Act of 1933, as amended, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(a)(2) of the Securities Act of 1933, as amended. Dawson James Securities, Inc. was an accredited investor (as defined by Rule 501 under the Securities Act of 1933, as amended) at the time of the private placement.

On June 13, 2016, in connection with an amendment, dated June 13, 2016, to the loan and security agreement between us and Hercules, pursuant to which the parties agreed to a deferral of payment of principal for a four month period beginning May 1, 2016, subject to the satisfaction of certain interest only period extension conditions, we entered into a warrant agreement with Hercules, pursuant to which we issued warrants to purchase 38,691 shares of common stock at an exercise price of $4.71. These warrants were not registered under the Securities Act of 1933, as amended, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(a)(2) of the Securities Act of 1933, as amended. Hercules was an accredited investor (as defined by Rule 501 under the Securities Act of 1933, as amended) at the time the warrants were offered and sold.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Overview

We are a medical device company focusing on the development and commercialization of our proprietary MicroNet stent platform technology for the treatment of complex vascular and coronary disease. A stent is an expandable “scaffold-like” device, usually constructed of a metallic material, that is inserted into an artery to expand the inside passage and improve blood flow. Our MicroNet, a micron mesh sleeve, is wrapped over a stent to provide embolic protection in stenting procedures.

Our CGuard EPS combines MicroNet and a self-expandable nitinol stent in a single device for use in carotid artery applications. Our CGuard EPS received CE mark approval in the European Union in March 2013, and we launched its release on a limited basis in October 2014. In January 2015, a new version of CGuard, with a rapid exchange delivery system, received CE mark approval in Europe and in September 2015, we announced the full market launch of CGuard EPS in Europe. Subsequently, we launched CGuard EPS in Argentina and Colombia, and have received regulatory approval to commercialize CGuard EPS in Russia. If we receive sufficient proceeds from future financings, we plan to develop CGuard EPS with a smaller delivery catheter (5 French gauge), which we intend to submit for CE mark approval within three calendar quarters of receiving such proceeds. We cannot give any assurance that we will receive sufficient (or any) proceeds from any such financings or the timing of such financings, if ever. In addition, such additional financings may be costly or difficult to complete.

Our MGuard Prime EPS is marketed for use in patients with acute coronary syndromes, notably acute myocardial infarction (heart attack) and saphenous vein graft coronary interventions (bypass surgery). MGuard Prime EPS combines MicroNet with a bare-metal cobalt-chromium based stent. We market and sell MGuard Prime EPS for the treatment of coronary disease in the European Union. MGuard Prime EPS received CE mark approval in the European Union in October 2010 for improving luminal diameter and providing embolic protection. However, as a result of a shift in industry preferences away from bare-metal stents in favor of drug-eluting (drug-coated) stents, in 2014 we decided to curtail further development of this product in order to focus on the development of a drug-eluting stent product, MGuard DES. Due to limited resources, though, our efforts have been limited to testing drug-eluting stents manufactured by potential partners for compatibility with MicroNet and seeking to incorporate MicroNet onto a drug-eluting stent manufactured by a potential partner.

We are also developing a neurovascular flow diverter, NGuard, which is an endovascular device that directs blood flow away from cerebral aneurysms in order to ultimately seal the aneurysms. Our flow diverter would utilize an open cell, highly flexible metal scaffold to which MicroNet would be attached. We have completed initial pre-clinical testing of this product in both simulated bench models and standard in vivo pre-clinical models. However, as we plan to focus our resources on the further expansion of our sales and marketing activities for CGuard EPS and MGuard Prime EPS and, provided that we have sufficient resources, the development of CGuard EPS with a smaller delivery catheter (5 French gauge) and its submission for CE mark approval, we do not intend to resume further development of NGuard until at least the third quarter of 2018.

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

During the first quarter of 2015, we implemented a cost reduction/focused spending plan. The plan had four components: (i) reducing headcount; (ii) limiting the focus of clinical and development expenses to only carotid and neurovascular products; (iii) limiting sales and marketing expenses to those related to the CGuard EPS stent launch; and (iv) reducing all other expenses (including conferences, travel, promotional expenses, executive cash salaries, director cash fees, rent, etc.). In addition, we decided to alter our commercial strategy by using third party distributors to drive future sales, as opposed to direct sales to hospitals and clinics, which had previously been our focus. However, we have decided to shift our commercial strategy to focus on sales of our products through local distribution partners and our own internal sales initiatives. We have begun to participate in international trade shows and industry conferences in an attempt to gain market exposure and brand recognition.

Recent Events

Effective as of 5:00 p.m. Eastern Time on October 7, 2016, we amended our certificate of incorporation in order to effectuate a 1-for-25 reverse stock split of our outstanding shares of common stock.

Critical Accounting Policies

We prepared our consolidated financial statements in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). U.S. GAAP represents a comprehensive set of accounting and disclosure rules and requirements, and applying these rules and requirements requires management judgments and estimates including, in certain circumstances, choices between acceptable U.S. GAAP alternatives. The following is a discussion of our most critical accounting policies, judgments and uncertainties that are inherent in our application of U.S. GAAP.

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

As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to inventory valuations, share-based compensation and legal contingencies.

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

Concentration of credit risk and allowance for doubtful accounts

Financial instruments that may potentially subject us to a concentration of credit risk consist of cash and cash equivalents, which are deposited in major financially sound institutions in the United States, Israel and Germany, and trade accounts receivable. Our trade accounts receivable are derived from revenues earned from customers from various countries. We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral from customers. We also have a credit insurance policy for some customers. We maintain an allowance for doubtful accounts receivable based upon the expected ability to collect the accounts receivable. We review our allowance for doubtful accounts quarterly by assessing individual accounts receivable and all other balances based on historical collection experience and an economic risk assessment. If we determine that a specific customer is unable to meet its financial obligations to us, we provide an allowance for credit losses to reduce the receivable to the amount management reasonably believes will be collected, which is netted against “Accounts receivable — Trade”.

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

Revenue recognition

Revenue is recognized when delivery has occurred, evidence of an arrangement exists, title and risks and rewards for the products are transferred to the customer and collection is reasonably assured.

We recognize revenue net of value added tax (VAT).

Research and development costs

Research and development costs are charged to the statement of operations as incurred.

Share-based compensation

Employee option awards are classified as equity awards and accounted for using the grant-date fair value method. The fair value of share-based awards is estimated using the Black-Scholes valuation model and expensed over the requisite service period, net of estimated forfeitures. Until December 31, 2015, we estimated forfeitures based on historical experience and anticipated future conditions. Beginning on January 1, 2016, we adopted Accounting Standards Update (“ASU”) 2016-09 and elected to account for forfeitures as they occur. . See Note 2s4 to our financial statements for the twelve months ended December 31, 2016.

We elected to recognize compensation expenses for awards with only service conditions that have graded vesting schedules using the accelerated multiple option approach.

In addition, certain of our share-based awards are market- and performance-based and dependent upon achieving certain goals. With respect to performance-based awards, we estimate the expected pre-vesting award probability that the performance conditions will be achieved. We only recognize expense for those shares that are expected to vest.

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

Results of Operations

Twelve months ended December 31, 2016 compared to the twelve months ended December 31, 2015

Revenues. For the twelve months ended December 31, 2016, revenue decreased by $416,000, or 18.0%, to $1,894,000, from $2,310,000 during the twelve months ended December 31, 2015. This decrease was predominantly driven by a 53.5% decrease in sales of MGuard Prime EPS from $1,607,000 in 2015 to $747,000 in 2016, largely driven by doctors increasingly using drug-eluting stents rather than bare metal stents like MGuard Prime EPS in STEMI patients. This decrease in MGuard Prime EPS sales was partially offset by a 63.2% increase in sales of CGuard EPS from $703,000 in 2015 to $1,147,000 in 2016.

With respect to regions, the decrease in revenue was primarily attributable to a decrease of $586,000 in revenue from sales of MGuard Prime EPS from our distributors in Europe and a decrease of $257,000 in revenue from sales of MGuard Prime EPS from our distributors in Latin America, partially offset by an increase of $383,000 in revenue from sales of CGuard EPS from our distributors in Europe.

Gross Profit (Loss). For the twelve months ended December 31, 2016, we had a gross profit (revenue less cost of revenues) of $102,000, as compared to a gross loss (revenue less cost of revenues) of $296,000, during the twelve months ended December 31, 2015, representing an increase of $398,000. This increase in gross profit was attributable to a decrease of write-offs of inventory (primarily MGuard Prime EPS) of $593,000 during 2016, as compared to 2015, a decrease of $317,000 in material and labor costs (due to the decreased sales) and a decrease of $86,000 in miscellaneous expenses. These increases in gross profit were partially offset by a decrease in revenues of $416,000 (see above for explanation) and an increase of $182,000 related to the underutilization of our manufacturing resources. Gross margin (gross profits as a percentage of revenue) increased to 5.4% in the twelve months ended December 31, 2016 from (12.8)% during 2015.

Research and Development Expenses. For the twelve months ended December 31, 2016, research and development expenses decreased by 64.6%, or $2,351,000, to $1,291,000, from $3,642,000 during the twelve months ended December 31, 2015. This decrease in research and development expenses resulted primarily from a decrease of $1,282,000 in compensation expenses, a decrease of $543,000 in clinical trial and development costs associated with CGuard EPS, a decrease of $292,000 in clinical trial expenses associated with our now terminated MASTER II trial and a decrease of $234,000 in miscellaneous expenses. The decreases in compensation and miscellaneous expenditures related to MGuard Prime EPS are the results of the implementation of our cost reduction/focused spending plan that began in the first quarter of 2015.

Selling and Marketing Expenses. For the twelve months ended December 31, 2016, selling and marketing expenses decreased by 54.1%, or $1,719,000, to $1,459,000, from $3,178,000 during the twelve months ended 2015. This decrease in selling and marketing expenses resulted primarily from a decrease of $1,113,000 in compensation expenses due to our transition away from direct sales in favor of using third party distributors, a decrease of $281,000 in travel expenses associated with the decreased size of our sales force, a decrease of $180,000 in expenditures related to our reduced participation in trade shows and promotional activities, primarily the EuroPCR Congress, incurred in 2015, and a decrease of $145,000 in miscellaneous expenditures. The decrease in spending was a result of our cost reduction/focused spending plan that began in the first quarter of 2015.

General and Administrative Expenses. For the twelve months ended December 31, 2016, general and administrative expenses decreased by 21.7%, or $1,387,000, to $5,000,000, from $6,387,000 during the twelve months ended December 31, 2015. The decrease in general and administrative expenses resulted primarily from a decrease of $791,000 in compensation expenses, a decrease of $507,000 in consulting fees and a decrease of $89,000 in miscellaneous expenses. The reduction in compensation expenses mainly related to the forfeiture of the unvested restricted shares caused by our former chief executive officer’s resignation in 2016. The reduction in consulting fees related to recruitment and business development activities in 2015, which we did not undertake in 2016.

Restructuring and Impairment Expenses. For the twelve months ended December 31, 2015, we incurred $982,000 of restructuring and impairment expenses made up of $576,000 of expenses related to the impairment of an MGuard Prime EPS royalty buyout option due to anticipated lower sales in the future, $246,000 of cash payouts and $59,000 of restricted shares given to terminated employees in connection with our restructuring and $101,000 associated with the early termination of our lease for a portion of our office in Boston, Massachusetts. No such expense was incurred in 2016.

Financial Expenses. For the twelve months ended December 31, 2016, financial expenses decreased by 25.9% or $284,000, to $812,000, from $1,096,000 during the twelve months ended 2015. The decrease in financial expenses primarily resulted from a decrease in interest expenses due to the reduction in principal of our outstanding indebtedness.

Tax Expenses (Income). For the twelve months ended December 31, 2016, there was no material change in tax expenses (income) compared to the same period in 2015.

Net Loss. Our net loss decreased by $7,124,000, or 45.7%, to $8,461,000 for the twelve months ended December 31, 2016, from $15,585,000 during the twelve months ended December 31, 2015. The decrease in net loss resulted primarily from a decrease of $6,439,000 in operating expenses primarily associated with our cost reduction/focused spending plan (see above for explanation), an increase of $398,000 in gross profit and a decrease of $284,000 in financial expenses.

Liquidity and Capital Resources

We had an accumulated deficit as of December 31, 2016 of $132 million, as well as a net loss of $8,461,000 and negative operating cash flows. We expect to continue incurring losses and negative cash flows from operations until our products (primarily CGuard EPS) reach commercial profitability. As a result of these expected losses and negative cash flows from operations, along with our current cash position, we only have sufficient resources to fund operations for a period of up to six months from the date of filing of this Annual Report on Form 10-K. Therefore, there is substantial doubt about our ability to continue as a going concern.

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

On October 23, 2013, we entered into a loan and security agreement with Hercules, which was subsequently amended on November 19, 2013, July 23, 2014, and June 13, 2016, pursuant to which we received a loan of $10 million, before deduction of issuance costs. Interest on the loan is determined on a daily basis at a variable rate equal to the greater of either (i) 10.5%, or (ii) the sum of (A) 10.5% plus (B) the prime rate minus 5.5%. In connection with the loan and security agreement, on October 23, 2013, we issued the lender a five year warrant to purchase 674 shares of our common stock at a per share exercise price of $742.50. The amendment to the loan and security agreement entered into on June 13, 2016, provides that, among other things, the principal payment otherwise due and payable will be suspended for a four month period beginning May 1, 2016, provided, that we receive unrestricted and unencumbered net cash proceeds in an amount of at least $10 million from the sale of our equity securities with investors acceptable to the lender on or prior to June 30, 2016. In addition, we agreed to increase the end of term charge from $500,000 to $520,000 on the earliest to occur of February 1, 2017, or when the loan is paid in full or matures. Our obligations under the loan and security agreement are secured by a grant of a security interest in substantially all of our assets. On June 13, 2016, in connection with the amendment to the loan and security agreement, we entered into a warrant agreement with the lender, pursuant to which we issued a five year warrant to purchase up to 38,691 shares of common stock. The principal payments due on May 1, 2016, and June 1, 2016, were suspended, and although the public offering that closed in July 2016 had not closed prior to June 30, 2016, the lender agreed to waive the July 1, 2016, principal payment. Additionally, on July 6, 2016, the lender agreed to waive the August 1, 2016 principal payment, as well. The current principal amount of the loan as of January 5, 2017, was approximately $1.9 million, and we are required to make monthly payments of interest and principal in the amount of approximately $380,000 per month. The term loan under the loan and security agreement, as amended, matures on June 1, 2017.

On March 9, 2015, we sold 137,481 shares of our common stock and warrants to purchase 137,481 shares of our common stock in a public offering. Each purchaser received a warrant to purchase one share of common stock for each share of common stock that it purchased in the offering. The warrants have a term of exercise of 5 years from the date of issuance and an exercise price of $137.50. This offering resulted in net proceeds to us of approximately $12.4 million after deducting placement agent fees and other estimated offering expenses.

On March 21, 2016, we sold 76,004 shares of our common stock and warrants to purchase 38,005 shares of our common stock in a public offering. Each purchaser received a warrant to purchase one half of one share of common stock for each share of common stock that it purchased in the offering. The warrants were exercisable immediately and have a term of exercise of 5 years from the date of issuance and an exercise price of $14.75. This offering resulted in gross proceeds to us of approximately $1.1 million.

On March 21, 2016, we sold 41,323 shares of our common stock and warrants to purchase 20,663 shares of our common stock in a private placement. Each purchaser received a warrant to purchase one half of one share of common stock for each share of common stock that it purchased in the offering. The warrants were exercisable immediately and have a term of exercise of 5 years from the date of issuance and an exercise price of $14.75. This offering resulted in gross proceeds to us of approximately $0.6 million.

These offerings on March 21, 2016, resulted in net proceeds to us of approximately $1.4 million after deducting placement agent fees and other estimated offering expenses.

On July 7, 2016, we closed a public offering of 442,424 shares of Series B Convertible Preferred Stock and accompanying warrants to purchase up to 1,769,696 shares of common stock. Each share of Series B Convertible Preferred Stock and the accompanying warrants were sold at a price of $33.00. Each share of Series B Convertible Preferred Stock is convertible into 4 shares of common stock reflecting a conversion price equal to $8.25 per share. The holders of Series B Convertible Preferred Stock will be entitled to receive cumulative dividends at the rate per share of 15% per annum of the stated value for five years, payable in cash or common stock, at our discretion. The warrants are exercisable immediately and have a term of exercise of five years from the date of issuance and have an exercise price of $5.00 per share of common stock. The warrants sold in this offering commenced trading on the NYSE MKT under the ticker symbol “NSPR.WS” on August 1, 2016. We received gross proceeds of approximately $14.6 million from the offering, before deducting placement agent fees and offering expenses payable by us.

Twelve months ended December 31, 2016 compared to the twelve months ended December 31, 2015

General. At December 31, 2016, we had cash and cash equivalents of $7,516,000, as compared to $3,257,000 as of December 31, 2015. We have historically met our cash needs through a combination of issuing new shares, borrowing activities and product sales. Our cash requirements are generally for research and development, marketing and sales activities, finance and administrative cost, capital expenditures and general working capital.

Net cash used in our operating activities of $7,495,000 during the twelve months ended December 31, 2016 was primarily used for payment of (i) $5,257,000 for third party related expenses and for professional services and (ii) $4,164,000 in salary payments. These expenditures were partially offset by $1,926,000 in payments received from customers.

Net cash used in our operating activities of $11,596,000 during the twelve months ended December 31, 2015 was primarily used for payment of (i) $7,864,000 for third party related expenses and for professional services and (ii) $6,169,000 in salary payments. These expenditures were partially offset by $2,437,000 in payments received from customers.

Cash provided by our investing activities was $70,000 during the twelve months ended December 31, 2016, resulting primarily from the receipt of cash previously funded to employee retirement funds, compared to $23,000 of cash used during the same period in 2015 primarily from the purchase of property, plant and equipment.

Cash provided by financing activities for the twelve months ended December 31, 2016 was $11,703,000, compared to $8,617,000 during the same period in 2015. The principal source of the cash provided by financing activities during the twelve months ended December 31, 2016, was the funds received from our July 2016 public offering of preferred stock and warrants and from our March 2016 concurrent public and private offerings of common stock and warrants that resulted in approximately $14,368,000 of aggregate net proceeds, offset by loan repayments of $2,648,000. The principal source of the cash provided by financing activities during the twelve months ended December 31, 2015 was the issuance of common stock and warrants in a public offering that resulted in approximately $12,432,000 of net proceeds, offset by loan repayments of $3,702,000 and $113,000 of payments made by us in satisfaction of tax withholding obligations associated with the vesting of restricted stock held by some of our employees.

As of December 31, 2016, our current assets exceeded our current liabilities by a multiple of 1.8. Current assets increased by $3,962,000 during the twelve months ended December 31, 2016 and current liabilities decreased by $2,056,000 during the twelve months ended December 31, 2016. As a result, our working capital surplus at December 31, 2016 increased by $6,018,000 to $3,816,000 from a working capital deficit of $2,202,000 at December 31, 2015.

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

Recent Accounting Pronouncements

In April, 2015, the Financial Accounting Standards Board (“FASB”) ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” The new guidance requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The new guidance does not affect the recognition and measurement of debt issuance costs. The new guidance became effective during the first quarter of 2016 and was applied on a retrospective basis.

As of December 31, 2016 and December 31, 2015, $35,000 and $85,000, respectively were deducted from the carrying value of the “Current maturity of loan” in the consolidated balance sheets.

In May 2014, the FASB issued Accounting Standards Codification (“ASC”) 606, Revenue from contracts with customers. The objective of the new revenue standard is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services, based on a five step model that includes the identification of the contract with the customer and the performance obligations in the contract, determination of the transaction price, allocation of the transaction price to the performance obligations in the contract and recognizing revenue when (or as) the entity satisfies a performance obligation. The revenue standard is effective for annual periods beginning on or after December 15, 2017. We believe that the adoption of this standard will not have a material impact on its consolidated financial statements.

On July 22, 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” which requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Inventory measured using last-in, first-out and the retail inventory method are not impacted by the new guidance. The new guidance will be effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those years. Prospective application is required. Early adoption is permitted as of the beginning of an interim or annual reporting period. We believe that the adoption of this standard will not have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09 – Improvements to Employee Share Based Payment Accounting which simplifies certain aspects of the accounting for share-based payments, including accounting for income taxes, classification of awards as either equity or liabilities, classification on the statement of cash flows as well as allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted in any annual or interim period for which financial statements have not yet been issued, and all amendments in the ASU that apply must be adopted in the same period. We adopted the update during the quarter ended December 31, 2016, and have retroactively applied the guidance effective as of January 1, 2016. We elected to account for forfeitures as they occur rather than estimate expected forfeitures which resulted in a cumulative-effect adjustment to retained earnings as of the beginning of the current period of $457,000. Certain amounts or ratios for 2016 interim periods have been restated to reflect the adoption of this new guidance. Adoption of this update does not affect our total equity or book value per share.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) Restricted Cash”. The new guidance requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include restricted cash and restricted cash equivalents. If restricted cash is presented separately from cash and cash equivalents on the balance sheet, companies will be required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. Companies will also need to disclose information about the nature of the restrictions. The guidance is effective for annual an interim reporting periods beginning after December 15, 2017, and early adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15 “Statement of Cash Flows Topic 230: Classification of Certain Cash Receipts and Cash Payments.” ASU No. 2016-15 issued guidance to clarify how certain cash receipts and cash payments should be presented in the statement of cash flows. ASU 2014-15 is effective for annual and interim reporting periods beginning on or after December 15, 2016 and early adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The new standard is effective for annual periods and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. We are currently evaluating the impact of adopting this guidance.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The accounting standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We believe that the adoption of this standard will not have a material impact on our consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The following financial statements are included as part of this Report (See Item 15):

●	Report of Kesselman & Kesselman, Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets as of December 31, 2016 and 2015
●	Consolidated Statements of Operations for the Years Ended December 31, 2016 and 2015
●	Consolidated Statements of Changes in Equity for the Years Ended December 31, 2016 and 2015
●	Consolidated Statements of Cash Flows for the Years Ended December 31, 2016 and 2015
●	Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures”, as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2016, the end of the period covered by this Annual Report on Form 10-K. The disclosure controls and procedures evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2016.

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

Management, including our chief executive officer and our chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework 2013. Based on its assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth information regarding our executive officers and the members of our board of directors.

Name	Age	Position
James Barry, Ph.D.	57	President, Chief Executive Officer and Director
Craig Shore	55	Chief Financial Officer, Chief Administrative Officer, Secretary and Treasurer
Agustin V. Gago	57	Executive Vice President, Chief Commercial Officer
Sol J. Barer, Ph.D.(2)(3)	69	Chairman of the Board of Directors
Isaac Blech	67	Vice Chairman of the Board of Directors
Michael Berman(1)(2)	59	Director
Campbell Rogers, M.D.	55	Director
Paul Stuka(1)(2)(3)	62	Director
Thomas J. Kester(1)	70	Director

(1)	Member of our audit committee

(2)	Member of our nominating and corporate governance committee

(3)	Member of our compensation committee

Our directors hold office until the earlier of their death, resignation or removal by stockholders or until their successors have been qualified. Our directors are divided into three classes. Sol J. Barer, Ph.D. and Paul Stuka are our Class 1 directors, with their terms of office to expire at our 2018 annual meeting of stockholders. Michael Berman and Campbell Rogers, M.D. are our Class 2 directors, with their terms of office to expire at our 2019 annual meeting of stockholders. Isaac Blech, James Barry, Ph.D. and Thomas J. Kester are our Class 3 directors, with their terms of office to expire at our 2017 annual meeting of stockholders. At each annual meeting of stockholders, directors elected to succeed those directors whose terms expire shall be elected for a term of office to expire at the third succeeding annual meeting of stockholders after their election, with each director to hold office until his or her successor shall have been duly elected and qualified.

Our officers hold office until the earlier of their death, resignation or removal by our board of directors or until their successors have been selected. They serve at the pleasure of our board of directors.

James Barry, Ph.D. has served as our president and chief executive officer since June 6, 2016, and as a director since January 30, 2012. Prior to becoming our president and chief executive officer, Dr. Barry served as our executive vice president and chief operating officer from July 14, 2014. Dr. Barry served as president and chief executive officer and executive vice president and chief operating officer at Arsenal Medical Inc., a medical device company focused on local therapy, from September 2011 to December 2013. Dr. Barry also heads his own consulting firm, Convergent Biomedical Group LLC, advising medtech companies on product development, strategy, regulatory compliance and fund raising. Until June 2010, he was senior vice president, corporate technology development at Boston Scientific Corporation, where he was in charge of the corporate research and development and pre-clinical science functions and was also a member of the operating committee and corporate portfolio committee. Dr. Barry joined Boston Scientific in 1992 and oversaw its efforts in the identification and development of drug device combinations for both implantable and catheter-based delivery systems. He currently serves on a number of advisory boards including the College of Biomedical Engineering at Yale University, the College of Sciences at University of Massachusetts-Lowell where he is chairman emeritus and the Massachusetts Life Science Center. Dr. Barry also serves as a director of pSivida Corp (NASDAQ: PSDV). Dr. Barry received his Ph.D. in Biochemistry from the University of Massachusetts-Lowell and holds a B.A. degree in Chemistry from Saint Anselm College. Dr. Barry brings to the board over 25 years of experience in leadership roles in the medical device industry and significant medical technology experience, in particular with respect to interventional cardiology products, and as chief executive officer, Dr. Barry’s position on the board ensures a unity of vision between the broader goals of our company and our day-to-day operations.

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

Agustin V. Gago has served as our executive vice president and chief commercial officer since October 24, 2016. Mr. Gago has over 25 years of experience in building profitable international commercial, sales and marketing organizations. Prior to joining us, Mr. Gago served as a principal at Dash International, LLC, a consulting firm he founded in 2013, advising senior management of major medical device companies on business strategy. From 2009 to 2013, Mr. Gago served as chief commercial officer at Delcath Systems, Inc. (NASDAQ: DCTH), an interventional oncology company, creating its direct and contract sales forces as well as a distributor infrastructure serving Europe, Asia and South America. From 2011 to 2013, Mr. Gago also served as a director of Delcath Systems, Inc.’s subsidiary in Galway, Ireland. From 2008 to 2009, Mr. Gago was vice president of international oncology surgery sales at AngioDynamics, Inc. (NASDAQ: ANGO), a provider of minimally invasive medical devices for cardiology vascular disease and oncology. Mr. Gago also worked from 1998 to 2008 in various leadership roles at E-Z-EM, Inc. (acquired by Bracco Diagnostics Inc.), a global manufacturer of medical devices and contrast agents for gastrointestinal imaging, and served as a director of E-Z-EM, Inc.’s subsidiaries in the United Kingdom and the Netherlands, eventually being appointed as vice president of global gastrointestinal business and vice president of international operations of E-Z EM, Inc. Mr. Gago received a B.S. degree in business management from Hofstra University.

Sol J. Barer, Ph.D. has served as a director since July 11, 2011 and has served as our chairman since November 16, 2011. Dr. Barer has over 25 years of experience with publicly traded biotechnology companies. In 1980, when Dr. Barer was with Celanese Research Company, he formed the biotechnology group that was subsequently spun out to form Celgene Corporation. Dr. Barer spent 18 years leading Celgene Corporation as president, chief operating officer and chief executive officer, culminating with his tenure as Celgene Corporation’s executive chairman from June 2010 until January 2011 and chairman from May 2006 until June 2010 and from January 2011 until his retirement in June 2011. Dr. Barer is also the chairman of the board of Teva Pharmaceutical Industries Ltd. and a director of Edge Therapeutics, Inc., Medgenics, Inc., Centrexion Corporation, ContraFect Corporation, and Amicus Therapeutics, Inc. and serves as a senior advisor to biotechnology companies. Dr. Barer received a Ph.D. in organic chemistry from Rutgers University. Dr. Barer brings to the board significant scientific and executive leadership experience in the U.S. biotechnology industry and prior service on the board of directors of other publicly-held biopharmaceutical companies, as well as a unique perspective on the best methods of growth for a biotechnology company.

Isaac Blech has served as a director and our vice chairmen since January 22, 2016. Mr. Blech is a renowned biotechnology entrepreneur and investor, who, over the past 32 years, has founded and served on the board of companies which have produced major advances in a broad array of diseases, including the diagnosis of chlamydia, herpes, syphilis and HIV, and the treatment of cystic fibrosis, sexual dysfunction, multiple myeloma and brain cancer. The companies he established include Celgene Corporation (NASDAQ: CELG), ICOS Corporation, Nova Pharmaceutical Corporation, Pathogenesis Corporation and Genetics Systems Corporation. Mr. Blech’s current roles include director and founder of Cerecor, Inc. (NASDAQ: CERC), a public company developing new treatments for central nervous system disorders, director of ContraFect Corporation (NASDAQ: CFRX), a public infectious disease company, director of Aevi Genomic Medicine (NYSE: GNMX), a public company creating new treatments for rare diseases, and vice chairman of Edge Therapeutics, Inc. (NASDAQ: EDGE), a public company that treats life-threatening neurological conditions. He is vice chairman of Centrexion Corporation, a private company which is developing new modalities of pain control, vice chairman of Regenovation, Inc., a private company developing new ways to regenerate human tissue, vice chairman of X4 Pharmaceuticals, a private cancer immunology company, vice chairman of Sapience Therapeutics, a private oncology company and vice chairman of Aridis Pharmaceuticals, a private company with a product to treat pneumonia. He also serves as vice chairman of WaveGuide Corporation, a private company developing the world’s smallest NMR machine, vice chairman of root9B Technologies, Inc. (OTC: RTNB), a public cyber security company, and vice chairman of The SpendSmart Payments Company (OTC: SSPC), a public electronic rewards company. Our board of directors believes that Mr. Blech’s broad experiences as a founder, director and major investor in numerous biotechnology companies provide him with the qualifications and skills to serve as a director.

Michael Berman has served as our director since February 7, 2013. Mr. Berman is a medical device entrepreneur who works with high-potential development and early-stage commercial companies. From 2005 to 2012, when the company was sold to Boston Scientific, Mr. Berman was a co-founder and the chairman of BridgePoint Medical, Inc., which developed technology to treat coronary and peripheral vascular chronic total occlusions. Mr. Berman was also a member of the board of Lutonix, Inc. from 2007 until 2011, when the company was sold to C.R. Bard, Inc. Mr. Berman has served (i) since 2011 as an advisor to, and since 2012 as a director of, Cardiosonic, Inc., a company developing a system for hypertension reduction via renal denervation, (ii) since 2005 as a director of PharmaCentra, LLC, which creates customizable marketing programs that help pharmaceutical companies communicate with physicians and patients, (iii) since 2011 as a co-founder and director of Rebiotix Inc., a company developing an innovative treatment for C Diff colitis, (iv) since 2011 as a director of AngioSlide Ltd., a medical device company that has developed an embolic capture angioplasty device, (v) since 2011 as a director of InterValve, Inc., a medical device company developing an aortic valvuloplasty balloon for treatment of calcific aortic stenosis, (vi) since 2013 as a Director of ClearCut Inc., a medical device company that has developed an MRI system for tumor margin assessment, (vii) since 2013 as a director of PulmOne Ltd., a medical device company developing an innovative Pulmonary Function Testing system, (viii) since 2014 as a director of Mazor Robotics, Inc., a publicly held company that has developed and markets an innovative system for robotic surgery, (ix) since 2014 as a director of SoniVie, a medical device company, (x) since 2016 as a director at EndoSpan Ltd. and (xi) since 2014 as a venture partner at RiverVest Ventures. Mr. Berman brings to the board his extensive executive and entrepreneurial experiences in the field of medical devices and interventional cardiology, which should assist in strengthening and advancing our strategic focus.

Campbell Rogers, M.D. has served as a director since September 3, 2013. Dr. Rogers is the executive vice president and chief medical officer of HeartFlow, Inc., a cardiovascular diagnostics company, since March 2012. Prior to joining HeartFlow, Inc., he was the chief scientific officer and global head of research and development at Cordis Corporation (currently part of Cardinal Health, Inc.), Johnson & Johnson, where he was responsible for leading investments and research in cardiovascular devices. Prior to that, he was associate professor of medicine at Harvard Medical School and the Harvard-M.I.T. Division of Health Sciences and Technology and director of the cardiac catheterization and experimental cardiovascular interventional laboratories at Brigham and Women’s Hospital. He served as principal investigator for numerous interventional cardiology device, diagnostic, and pharmacology trials, is the author of numerous journal articles, chapters, and books in the area of coronary artery and other cardiovascular diseases and was the recipient of research grant awards from the National Institute of Health and the American Heart Association. He received his A.B. from Harvard College and his M.D. from Harvard Medical School. Dr. Rogers’ qualifications to serve on the board include his significant experience in cardiovascular devices, as well as his familiarity with the operations of medical device companies.

Paul Stuka has served as a director since August 8, 2011. Mr. Stuka has served as the managing member of Osiris Partners, LLC, an investment fund, since 2000. Prior to forming Osiris Partners, LLC, Mr. Stuka, with 35 years of experience in the investment industry, was a managing director of Longwood Partners, managing small cap institutional accounts. In 1995, Mr. Stuka joined State Street Research and Management as manager of its Market Neutral and Mid Cap Growth Funds. From 1986 to 1994, Mr. Stuka served as the general partner of Stuka Associates, where he managed a U.S.-based investment partnership. Mr. Stuka began his career in 1980 as an analyst at Fidelity Management and Research. As an analyst, Mr. Stuka followed a wide array of industries including healthcare, energy, transportation, and lodging and gaming. Early in his career he became the assistant portfolio manager for three Fidelity Funds, including the Select Healthcare Fund which was recognized as the top performing fund in the United States for the five-year period ending December 31, 1985. Mr. Stuka has been serving as a director of Caliber Imaging & Diagnostics, Inc. (formerly Lucid, Inc.) since June 2013. Mr. Stuka’s qualifications to serve on the board include his significant strategic and business insight from his years of experience investing in the healthcare industry.

Thomas J. Kester has served as a director since September 6, 2016. Mr. Kester has been serving as the chief financial officer of Kester Search Group, Inc., a private executive search firm specializing in sales force placement for medical, dental and diagnostic device companies, since October 2014. From 2004 to 2010, Mr. Kester served as a director of Orthofix International, NV (NASDAQ: OFIX), a global medical device company. Mr. Kester’s experience includes 28 years at KPMG LLP, including 18 years as an audit partner, advising public and private companies in connection with annual audit and financings. Mr. Kester’s qualifications to serve on the board include his significant strategic and business insight from his years of experience auditing global companies and serving on the boards of several public and not-for-profit organizations. Mr. Kester received his B.S. in mechanical engineering from Cornell University and an M.B.A. from Harvard University.

Dr. Barry, Mr. Shore and Mr. Gago are parties to certain agreements related to their service as executive officers and directors described under “Executive Compensation – Agreements with Executive Officers.”

Family Relationships

We have no family relationships amongst our directors and executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. Directors, officers and persons who own more than ten percent of our common stock are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file. During 2016, we undertook a review of the Section 16(a) reports filed on behalf of each individual who served as our director or executive officer during the fiscal year ended December 31, 2016, to determine whether all of their reportable transactions in our securities were timely reported and to ensure proper reporting of all of their beneficial holdings. The review revealed that there were a number of transactions that were not timely reported and, as these transactions were identified, we undertook to file corrected forms throughout the year. None of these cases involved purchase or sale, but rather non-market transactions such as grant or cancellation of restricted stock awards or stock options, amendment to include previously reported indirectly held shares that were inadvertently omitted in subsequent reports and adjustment to reflect the one-for-twentyfive reverse stock split of our common stock effected on October 7, 2016.

The following is the number of late reports filed since the beginning of the fiscal year ended December 31, 2016, under Section 16(a) and the number of transactions reflected therein as not reported on a timely basis during such fiscal year or prior fiscal years by such executive officers and directors:

●	Mr. Blech filed one late report, with respect to one transaction.
●	Dr. Barer had one Form 4 filed in 2016 which inadvertently omitted previously reported indirectly held shares of common stock, which was subsequently reported in an amendment to Form 4 originally filed on January 28, 2016.
●	Mr. Stuka filed a Form 4 on March 7, 2016 with respect to three transactions which had not been previously reported, (i) one of which involved issuance of shares of common stock in 2013 as a penalty for failure to effect the listing of our common stock on a national securities exchange by December 31, 2012, to purchasers party to that certain securities purchase agreement, dated as of March 31, 2011, (ii) two of which involved issuances of shares of common stock in 2013 and 2014 in connection with our granting of certain options to purchase shares of common stock, pursuant to pursuant to anti-dilution provisions in that certain securities purchase agreement, dated as of March 31, 2011. In addition, one Form 4 filed in 2016 by Mr. Stuka inadvertently omitted previously reported indirectly held shares of common stock, which was subsequently reported in an amendment to Form 4 originally filed on January 28, 2016.

Board Committees

Our board of directors has established an audit committee, a nominating and corporate governance committee and a compensation committee, each of which has the composition and responsibilities described below.

Audit Committee. Our audit committee is currently comprised of Messrs. Berman, Stuka and Kester, each of whom our board has determined to be financially literate and qualify as an independent director under Section 803(B)(2) of the NYSE MKT rules. Mr. Kester is the chairman of our audit committee and qualifies as a financial expert, as defined in Item 407(d)(5)(ii) of Regulation S-K. The audit committee’s duties are to recommend to our board of directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls.

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

Compensation Committee. Our compensation committee is currently comprised of Mr. Stuka and Dr. Barer, each of whom qualify as an independent director under Sections 803(A) and 805(c)(1) of the NYSE MKT rules. Mr. Stuka is the chairman of our compensation committee. The compensation committee reviews and approves our salary and benefits policies, including compensation of executive officers and directors. The compensation committee also administers our stock option plans and recommends and approves grants of stock options under such plans.

Code of Ethics

We have adopted a code of ethics and business conduct that applies to our officers, directors and employees, including our principal executive officer, principal financial officer and principal accounting officer, which is posted on our website at www.inspiremd.com. We intend to disclose future amendments to certain provisions of the code of ethics, or waivers of such provisions granted to executive officers and directors, on this website within four business days following the date of such amendment or waiver.

Item 11. Executive Compensation.

Summary Compensation Table

The table below sets forth the compensation earned by our named executive officers for the twelve month period ended December 31, 2016 and 2015.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Restricted Stock Awards ($)(1)		Option Awards ($)(1)	All Other Compensation ($)		Total ($)
James Barry, Ph.D.	2016	288,958		106,458	(2)	334,871		235,783	25,820	(3)	991,890
President and Chief Executive Officer	2015	300,333	(4)	37,500	(5)	127,167	(6)	16,740	19,936	(3)	532,093

Craig Shore	2016	290,341	(7)(8)	50,000	(7)(9)	83,718		60,711	95,343	(7)(10)	580,113	(7)
Chief Financial Officer, Secretary and Treasurer	2015	224,481	(7)	17,349	(5)(7)	33,750		33,479	74,318	(7)(10)	383,377	(7)

Agustin Gago	2016	51,225		25,000	(11)	-		61,241	-		137,466
Executive Vice President And Chief Commercial Officer

Alan Milinazzo	2016	242,086	(13)	-		-		-	25,312	(14)	267,398
Former President and Chief Executive Officer(12)	2015	225,000	(15)	45,833	(5)	428,826	(3)	131,221	20,462	(14)	851,342

(1)	The amounts reflect the dollar amounts recognized for financial statement reporting purposes with respect to the twelve month periods ended December 31, 2016 and 2015 in accordance with FASB ASC Topic 718. Fair value is based on the Black-Scholes option pricing model using the fair value of the underlying shares at the measurement date. For additional discussion of the valuation assumptions used in determining stock-based compensation and the grant date fair value for stock options, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Share-based compensation”.

(2)	Pursuant to the fourth amendment of Dr. Barry’s employment agreement dated June 6, 2016.

(3)	Dr. Barry’s other compensation consisted solely of benefits related to health insurance.

(4)	Includes $26,583 of salary forgone at the election of Dr. Barry, representing 50% of his salary from March 10, 2015 through April 30, 2015 in exchange for 3,692 shares of restricted common stock. See “— Agreements with Executive Officers — James Barry.”

(5)	Bonuses for the 2015 calendar year were approved by the compensation committee in July 2015.

(6)	Includes 4,757 shares of restricted common stock we issued to Dr. Barry in lieu of 50% of his base salary pursuant to amendments to employment agreement with Dr. Barry, dated January 5, 2016, and dated February 22, 2015. See “— Agreements with Executive Officers — James Barry.”

(7)	Compensation amounts received in non-U.S. currency have been converted into U.S. dollars using the average exchange rate for the applicable period, except for bonus amounts which have been converted into U.S. dollars using 3.846 NIS per dollar and 3.769 NIS per dollar, which were the exchange rates as of June 30, 2016 and 2015. The average exchange rate for the twelve month period ended December 31, 2016 and 2015 were 3.8409 NIS per dollar and 3.884 NIS per dollar, respectively.

(8)	Mr. Shore’s salary for 2016 includes cash paid in lieu of accrued vacation of $51,678.

(9)	Bonuses for the 2016 calendar year were approved by the compensation committee in July 2016.

(10)	Mr. Shore’s other compensation consisted solely of benefits in the twelve months ended December 31, 2016 and 2015. In each of the periods reported, Mr. Shore’s benefits included our contributions to his severance, pension, vocational studies and disability funds, an annual recreation payment, a company car or car allowance and cell phone, and a daily food allowance.

(11)	Pursuant to Mr. Gago’s employment agreement, dated October 24, 2016.

(12)	Mr. Milinazzo served as our president, chief executive officer and director until his resignation from such positions on June 6, 2016. Mr. Milinazzo served as our director during the twelve months ended December 31, 2015 and prior to his resignation on June 6, 2016, but did not receive any additional compensation for his services as director.

(13)	Mr. Milinazzo’s salary for 2016 includes cash paid in lieu of accrued vacation of $31,818.

(14)	Mr. Milinazzo’s other compensation consisted solely of benefits related to health insurance.

(15)	Pursuant to amendments to employment agreement with Mr. Milinazzo, dated January 5, 2016, and June 29, 2015, Mr. Milinazzo received 50% of his base salary for January 2015 through December 31, 2015, or $225,000, in 31,250 shares of restricted common stock, which was issued on January 26, 2015, and 63,825 shares of restricted common stock, which was issued on December 31, 2015. See “— Agreements with Executive Officers — Alan Milinazzo.”

 Agreements with Executive Officers

James Barry, Ph.D.

On July 14, 2014, we entered into an employment agreement with James Barry to serve as our executive vice president and chief operating officer, which was first amended on January 5, 2015, and further amended on February 22, 2015 and on March 28, 2016, and on June 6, 2016, our board of directors appointed Dr. Barry as our president and chief executive officer, and further amended the employment agreement. Dr. Barry was previously a director and continues his role as a director. The term of Dr. Barry’s employment will continue until May 31, 2017, with Dr. Barry resigning as a member of the board of directors at the end of such term if requested by us, and in the event that the term is not extended beyond May 31, 2017 by mutual agreement of the parties and we do not offer Dr. Barry a position as chief executive officer and/or chief operating officer on the same or more favorable terms with a base salary that is at least 10% greater than his current base salary, Dr. Barry’s termination will be deemed a termination without cause.

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

Prior to his appointment as our president and chief executive officer, Dr. Barry was also eligible to receive an annual bonus of up to $225,000 upon the achievement of reasonable target objectives and performance goals, to be determined by the board of directors in consultation with Dr. Barry on or before the end of the first quarter of the fiscal year to which the bonus relates and, in the event actual performance exceeds the goals, the board may, in its sole discretion, pay Dr. Barry bonus compensation of more than $225,000. Pursuant to the amendment to Dr. Barry’s employment agreement upon his appointment as our president and chief executive director, (i) effective as of June 6, 2016, Dr. Barry is eligible to receive annual bonus compensation in an amount equal to 100% of his base salary upon the achievement of reasonable target objectives and performance goals as may be determined by the board of directors in consultation with Dr. Barry and (ii) on the first to occur of (a) the first payroll period that is on or after the 20th business day following closing of a transaction with investors where we raise an aggregate of $5 million or (b) March 15, 2017, Dr. Barry will receive a lump-sum retention bonus in an amount equal to $106,458, subject to Dr. Barry’s continued employment through such date, which amount was paid on July 14, 2016. In addition, Dr. Barry is eligible to receive such additional bonus or incentive compensation as the board may establish from time to time in its sole discretion.

On January 5, 2015, we amended Dr. Barry’s employment agreement to provide that, for a limited period of time to be mutually agreed to by us and Dr. Barry, Dr. Barry will receive 50% of his base salary in cash payments, with the remaining 50% to be paid in an equivalent amount of shares of restricted common stock, payable and granted in equal installments in accordance with our normal payroll practices. These shares of restricted stock were to vest immediately and be valued as of the closing price of our common stock on the date of grant. Notwithstanding the foregoing agreement, at Dr. Barry’s request, no shares of restricted common stock were granted to Dr. Barry pursuant to this amendment. Rather, we and Dr. Barry determined that it would be in our mutual best interest to make a single grant of shares of restricted common stock to Dr. Barry having a fair market value, as of the date of grant, equal to 50% of his annual base salary, with such shares vesting on the first anniversary of the date of grant, as opposed to making bi-weekly grants of restricted common stock to Dr. Barry. As such, , on January 26, 2015, we issued 761 shares of restricted common stock valued at $180 per share, representing the fair market value of our common stock as of the market close on January 26, 2015, in lieu of 50% of his base salary for his employment in 2015, to vest on January 26, 2016.

On February 22, 2015, we further amended Dr. Barry’s employment agreement to memorialize the payroll adjustment that was made to Dr. Barry’s manner of salary payment on January 26, 2015 and to provide certain additional changes. Specifically, this amendment provided that, until the earlier of (1) September 30, 2015 and (2) we raise an aggregate of $5 million from investors, Dr. Barry shall receive 50% of his base salary in cash payments, with the remaining 50% having been paid to Dr. Barry on January 26, 2015, through the issuance of 19,011 shares of restricted stock as discussed above. Notwithstanding the foregoing, with Dr. Barry’s consent, Dr. Barry continued to receive only 50% of his base salary in cash from March 9, 2015, the date of the closing of our March 2016 offering, from which we received gross proceeds of approximately $13.7 million, until April 30, 2015. As we commenced full cash payment of Dr. Barry’s salary on April 30, 2015, Dr. Barry forfeited 423 shares of restricted stock on May 1, 2015, which represented the shares of restricted common stock previously granted to Dr. Barry to cover 50% of his base salary from May 1, 2015 through December 31, 2015. The remaining such shares of restricted stock issued to Dr. Barry on January 26, 2015 in lieu of cash base salary fully vested on January 26, 2016.

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

On June 6, 2016, in connection with Dr. Barry’s appointment as our president and chief executive officer, we further amended Dr. Barry’s employment agreement to provide that, for the period beginning on June 1, 2016 and ending on the earlier of (i) the closing of a transaction with investors where we raise an aggregate of $5 million and (ii) March 15, 2017, Dr. Barry will receive 50% of his base salary in cash payments, payable in accordance with our regular payroll practices, with the remaining 50% of his base salary paid in a lump-sum payment on the first to occur of (a) the first payroll period that is on or after the 20th business day following such transaction or (b) March 15, 2017. In addition, within 20 business days of the closing of the transaction with investors where we raise an aggregate of $5 million, which occurred on July 7, 2016, Dr. Barry was to be granted, subject to the board’s approval and Dr. Barry’s continued employment through the applicable grant date, (i) a nonqualified stock option relating to the number of shares of our common stock equal to 2% of outstanding common stock on the date of the closing of such transaction and (ii) an award of a number of restricted shares of our common stock equal to 2% of outstanding common stock on the date of the closing of such transaction, in each case, subject to the terms and conditions of the InspireMD, Inc. 2013 Long-Term Incentive Plan and a nonqualified stock option agreement and a restricted stock award agreement to be entered into by us and Dr. Barry.

Pursuant to Dr. Barry’s employment agreement, if Dr. Barry’s employment is terminated upon his death or disability, by Dr. Barry for good reason (as such term is defined in Dr. Barry’s employment agreement), or by us without cause (as such term is defined in Dr. Barry’s employment agreement), Dr. Barry will be entitled to receive, in addition to other unpaid amounts owed to him (e.g., for base salary and accrued vacation): (i) the pro rata amount of any bonus for the fiscal year of such termination (assuming full achievement of all applicable goals under the bonus plan) that he would have received had his employment not been terminated; (ii) a one-time lump sum severance payment equal to 150% of his base salary, provided that he executes a release relating to employment matters and the circumstances surrounding his termination in favor of us, our subsidiaries and our officers, directors and related parties and agents, in a form reasonably acceptable to us at the time of such termination; (iii) vesting of 50% of all unvested stock options, restricted stock, stock appreciation rights or similar stock based rights granted to Dr. Barry, and lapse of any forfeiture included in such restricted or other stock grants; (iv) an extension of the term of any outstanding stock options or stock appreciation rights until the earlier of (a) eighteen months from the date of termination, or (b) the latest date that each stock option or stock appreciation right would otherwise expire by its original terms; (v) to the fullest extent permitted by our then-current benefit plans, continuation of health, dental, vision and life insurance coverage for the lesser of 18 months after termination or until Dr. Barry obtains coverage from a new employer; and (vi) a cash payment of $25,000, which Dr. Barry may use for executive outplacement services or an education program. The payments described above will be reduced by any payments received by Dr. Barry pursuant to any of our employee welfare benefit plans providing for payments in the event of death or disability. If Dr. Barry continues to be employed by us after the term of his employment agreement, unless otherwise agreed by the parties in writing, and Dr. Barry’s employment is terminated upon his death or disability, by Dr. Barry for good reason, or by us without cause, Dr. Barry will be entitled to receive, in addition to other unpaid amounts owed to him, the payments set forth in (i), (ii) and (iv) above. If, during the term of his employment agreement, we terminate Dr. Barry’s employment for cause or by Dr. Barry voluntarily, Dr. Barry will only be entitled to unpaid amounts owed to him and whatever rights, if any, are available to him pursuant to our stock-based compensation plans or any award documents related to any stock-based compensation.

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

Pursuant to an option cancellation and release agreement, dated January 26, 2016, between us and Dr. Barry, Dr. Barry agreed to cancel options to purchase 2,709 shares of our common stock at exercise prices ranging from $180 to $1,950 previously granted to him. In exchange for the cancellation of Dr. Barry’s options, we granted to Dr. Barry, pursuant to the InspireMD, Inc. 2013 Long-Term Incentive Plan and the 2013 Employee Stock Incentive Plan, which is a sub-plan to the InspireMD, Inc. 2013 Long-Term Incentive Plan, one share of our common stock as of January 26, 2016.

Craig Shore

We have been a party to an employment agreement with Craig Shore since November 28, 2010. On May 5, 2014, we entered into an amended and restated employment agreement with Mr. Shore, which was amended on January 5, 2015 and on July 25, 2016. The employment agreement, as amended, has an initial term that ends on April 20, 2020 and will automatically renew for additional one-year periods on April 21, 2020 and on each April 21st thereafter unless either party gives the other party written notice of its election not to extend such employment at least six months prior to the next April 21st renewal date. If a change in control occurs when less than two full years remain in the initial term or during any renewal term, the employment agreement will automatically be extended for two years from the change in control date and will terminate on the second anniversary of the change in control date.

Mr. Shore was initially entitled to a monthly gross salary of $8,750, which amount had increased to $10,620 by 2012. In addition, Mr. Shore’s annual base salary was increased to $175,000 on April 22, 2013, retroactive to January 1, 2013, and to $220,200 in May 2014, retroactive to January 1, 2014. Under the terms of the employment agreement, as amended by the second amendment to the amended and restated employment agreement, dated July 25, 2016, Mr. Shore is entitled to an annual base salary of at least $250,000. Such amount may be reduced only as part of an overall cost reduction program that affects all of our senior executives and does not disproportionately affect Mr. Shore, so long as such reduction does not reduce the base salary to a rate that is less than 90% of the amount set forth above (or 90% of the amount to which it has been increased). The base salary will be reviewed annually by our chief executive officer for increase (but not decrease, except as permitted as part of an overall cost reduction program) as part of our annual compensation review. Mr. Shore is also eligible to receive an annual bonus in an amount equal to 60% of his then-annual salary upon the achievement of reasonable target objectives and performance goals, to be determined by the board of directors in consultation with Mr. Shore. On January 5, 2015, we amended Mr. Shore’s amended and restated employment agreement to remove from the amended and restated employment agreement the provision disallowing payment of annual bonus compensation if Mr. Shore achieved less than 70% of the target objectives and performance goals determined by our board of directors in consultation with him. Pursuant to such amendment, Mr. Shore is eligible to receive the percentage of his annual bonus corresponding to the percentage of his achievement of such target objectives and performance goals. The annual bonus will be reviewed annually by our chief executive officer for increase in the amount of the percentage of his then-base salary (but not decrease), as well as the criteria and the goals, as part of our annual compensation review. In addition, Mr. Shore is eligible to receive such additional bonus or incentive compensation as the board may establish from time to time in its sole discretion. Mr. Shore will also be considered for grants of equity awards each year as part of the board’s annual compensation review, which will be made at the sole discretion of the board of directors. Each grant will, with respect to any awards that are options, have an exercise price equal to the fair market value of our common stock as of the date of grant, and will be subject to a three-year vesting period subject to Mr. Shore’s continued service with us, with one-third of each additional grant vesting equally on the first, second, and third anniversary of the date of grant for such awards.

The second amendment to the amended and restated employment agreement provides a grant of equity awards to Mr. Shore on or within 10 business days of July 25, 2016 (the “Date of Grant”), with respect to an aggregate number of shares of our common stock equal to 1% of our outstanding common stock and common stock issuable upon the conversion of our outstanding Series B Convertible Preferred Stock on the Date of Grant, 50% of which shall be granted as restricted stock and 50% of which shall be granted as nonqualified stock options, which will be subject to the terms and conditions of the InspireMD, Inc. 2013 Long-Term Incentive Plan and a nonqualified stock option agreement and a restricted stock award agreement to be entered into by us and Mr. Shore and a one-time lump-sum cash bonus in an amount equal to $50,000, payable on or before September 1, 2016.

If during the term of the employment agreement, Mr. Shore’s employment is terminated upon his death or disability, by us without cause (as such term is defined in Mr. Shore’s employment agreement), or upon his resignation for “good reason” (as such term is defined in Mr. Shore’s employment agreement), Mr. Shore will be entitled to receive, in addition to any amounts he is entitled to receive under the manager’s insurance policy: (i) any unpaid base salary and accrued unpaid vacation or earned incentive compensation and the pro rata amount of any bonus plan incentive compensation for the fiscal year of such termination (based on the number of business days he was actually employed by us during the fiscal year of such termination and based on the percentage of the goals that he actually achieved under the bonus plan) that he would have received had his employment not been terminated; (ii) a one-time lump sum severance payment equal to 100% of his base salary, provided that he executes a release relating to employment matters and the circumstances surrounding his termination in favor of us, our subsidiaries and our officers, directors and related parties and agents, in a form reasonably acceptable to us at the time of such termination; (iii) vesting of all unvested stock options, stock appreciation rights or similar stock-based rights granted to him and immediate lapse of any risk of forfeiture included in restricted or other stock grants previously made to Mr. Shore; (iv) an extension of the exercise period of all vested stock options granted to Mr. Shore until the earlier of (a) two years from the date of termination or (b) the latest date that each stock option would otherwise expire by its original terms; (v) to the fullest extent permitted by our then-current benefit plans, continuation of health, dental, vision and life insurance coverage for the lesser of 12 months after termination or until Mr. Shore obtains coverage from a new employer; and (vi) reimbursement of up to $30,000 for executive outplacement services, subject to certain restrictions. The severance payment described in (ii) of the foregoing sentence upon Mr. Shore’s death or disability will be reduced by any payments received by Mr. Shore pursuant to any of our employee welfare benefit plans providing for payments in the event of death or disability. If, during or after the term of his employment agreement, Mr. Shore’s employment is terminated by us for cause or by Mr. Shore voluntarily, Mr. Shore will only be entitled to unpaid amounts owed to him (e.g., base salary, accrued vacation and earned incentive compensation through the date of such termination) and whatever rights, if any, are available to him pursuant to our stock-based compensation plan or any award documents related to any stock-based compensation.

Mr. Shore may terminate his employment for good reason by delivering a notice of termination to us 30 days in advance of the date of termination; provided, however, that Mr. Shore agreed to not terminate his employment for good reason until he has given us at least 30 days’ notice from which to cure the circumstances set forth in the notice of termination constituting good reason, and if such circumstances are not cured by the 30th day, Mr. Shore’s employment shall terminate on such date.

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

Also, upon termination of Mr. Shore’s employment for any reason, we will compensate him for all unused or previously uncompensated vacation days accrued.

The employment agreement also contains certain standard noncompetition, non-solicitation, confidentiality, and assignment of inventions requirements for Mr. Shore.

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

Pursuant to an option cancellation and release agreement, dated January 26, 2016, between us and Mr. Shore, Mr. Shore agreed to cancel options to purchase 1,776 shares of our common stock at exercise prices ranging from $180 to $1,232.12 previously granted to him. In exchange for the cancellation of Mr. Shore’s options, we granted to Mr. Shore, pursuant to the InspireMD, Inc. 2013 Long-Term Incentive Plan and the 2013 Employee Stock Incentive Plan, which is a sub-plan to the InspireMD, Inc. 2013 Long-Term Incentive Plan, one share of our common stock as of January 26, 2016.

Agustin V. Gago

On October 24, 2016, we entered into an employment agreement with Agustin V. Gago to serve as our executive vice president and chief commercial officer. The initial term of Mr. Gago’s employment ends on October 23, 2018, unless earlier terminated or extended for additional one-year periods on October 23, 2018, and on each and every October 23 thereafter, provided that either party may elect not to extend the term of the employment by prior written notice at least two months prior to the expiration date or the next renewal date.

Pursuant to Mr. Gago’s employment agreement, Mr. Gago is entitled to an annual base salary of $275,000, which shall automatically increase to $300,000, effective as of January 1, 2018. Mr. Gago is eligible to receive an annual bonus in an amount up to 50% of his then-base salary, commencing in 2017, based upon the achievement of reasonable target objectives and performance goals as may be determined by our president and chief executive officer and subject to approval of the board of directors after consultation with Mr. Gago. The target objectives shall be based 60% on revenue achievement, 20% on marketing objectives, and 20% on corporate objectives. In addition, in the event that Mr. Gago and his team shall exceed quarterly revenue targets determined by our president and chief executive officer and subject to approval of the board of directors after consultation with Mr. Gago, Mr. Gago may receive additional escalating amounts included as part of the annual bonus based upon the payment scales determined by our president and chief executive officer and approved by the board of directors after consultation with Mr. Gago. Mr. Gago will receive a one-time bonus of $25,000 in the event that our net sales for the fourth quarter of 2016 exceed our forecast by at least 20%. Mr. Gago is also entitled to a one-time bonus of $25,000, payable on or before November 15, 2016, which was paid on October 31, 2016. In addition, pursuant to Mr. Gago’s employment agreement, on October 24, 2016, Mr. Gago was granted (i) a stock option to purchase 13,441 shares of our common stock at an exercise price of $1.86, vesting on the first anniversary of the date of grant (subject to forfeiture upon termination of employment); and (ii) a stock option to purchase 32,000 shares of our common stock at an exercise price of $1.86, vesting in equal installments on the first and second anniversary of the date of grant, each subject to the terms and conditions of the InspireMD, Inc. 2013 Long-Term Incentive Plan, and our form of option award agreement. Mr. Gago may also be eligible to receive certain stock options or similar stock-based rights as set forth separately in those certain agreements and subject to the terms and conditions of the InspireMD, Inc. 2013 Long-Term Incentive Plan.

Either party may terminate the agreement at any time, provided that Mr. Gago provides 90 day’s prior written notice to us of his voluntary resignation and we provide 90 days’ prior written notice of termination by us without cause (as defined in Mr. Gago’s employment agreement) to Mr. Gago. In addition, we may terminate Mr. Gago’s employment for cause, after a 30 day cure period, if the circumstances are curable. If we terminate Mr. Gago’s employment without cause or Mr. Gago’s death, Mr. Gago is entitled to (A) any unpaid base salary accrued through the termination date, any accrued and unpaid vacation pay and any unreimbursed expenses properly incurred prior to the termination date; (B) a severance pay equal to Mr. Gago’s base salary for 12 months; (C) any earned but unpaid annual bonus relating to the calendar year prior to the calendar year in which the termination date occurs; and (D) to the fullest extent permitted by our then-current benefit plans, continuation of certain insurance benefits for the lesser of 12 months after termination of employment or until Mr. Gago secures coverage from new employment. Mr. Gago has no specific right to terminate Mr. Gago’s employment agreement as a result of a change in control (as defined in the InspireMD, Inc. 2013 Long-Term Incentive Plan); however, if following a change in control, during the term of Mr. Gago’s employment, if we terminate Mr. Gago without cause, or the purchaser or surviving entity following the change in control does not offer Mr. Gago a comparable offer of employment, all stock options or similar stock-based rights granted to Mr. Gago shall vest in full and become immediately exercisable.

Mr. Gago’s employment agreement also contains certain noncompetition, non-solicitation, non-disparagement, confidentiality and assignment of work product requirements for Mr. Gago.

Alan Milinazzo

On January 3, 2013, we entered into an employment agreement with Alan Milinazzo to serve as our president, chief executive officer and a director, which was first amended on April 24, 2013, and further amended on January 5, 2015, June 29, 2015, and January 21, 2016. On June 6, 2016, Mr. Milinazzo resigned from his positions as our president, chief executive officer and director, and his employment agreement, as amended, was terminated.

Under the employment agreement, as amended, Mr. Milinazzo was entitled to an annual base salary of at least $450,000. Such amount may be reduced only as part of an overall cost reduction program that affects all of our senior executives and does not disproportionately affect Mr. Milinazzo, so long as such reductions do not reduce the base salary to a rate that is less than 90% of the amount set forth above (or 90% of the amount to which it has been increased). The base salary was to be reviewed annually by the board for increase as part of its annual compensation review. Mr. Milinazzo was also eligible to receive an annual bonus of at least $275,000 upon the achievement of reasonable target objectives and performance goals, to be determined by the board of directors in consultation with Mr. Milinazzo on or before the end of the first quarter of the fiscal year to which the bonus related and, in the event actual performance exceeded the goals, the board had the discretion to pay Mr. Milinazzo bonus compensation of more than $275,000. The annual bonus amount was to be less than $275,000 if the target objectives and performance goals were not met. In addition, Mr. Milinazzo was eligible to receive such additional bonus or incentive compensation as the board may have established from time to time in its sole discretion.

On January 5, 2015, we amended Mr. Milinazzo’s employment agreement to provide that, for a limited period of time to be mutually agreed to by us and Mr. Milinazzo, Mr. Milinazzo would receive 50% of his base salary in cash payments, with the remaining 50% to be paid in an equivalent amount of shares of restricted common stock, payable and granted in equal installments in accordance with our normal payroll practices. These shares of restricted stock were to vest immediately and be valued as of the closing price of our common stock on the date of grant. Notwithstanding the foregoing agreement, at Mr. Milinazzo’s request, no shares of restricted common stock were granted to Mr. Milinazzo pursuant to this amendment. Rather, we and Mr. Milinazzo determined that it would be in our mutual best interest to make a single grant of shares of restricted common stock to Mr. Milinazzo having a fair market value, as of the date of grant, equal to 50% of his annual base salary, with such shares vesting on the first anniversary of the date of grant, as opposed to making bi-weekly grants of restricted common stock to Mr. Milinazzo. As such, on January 26, 2015, we issued 1,250 shares of restricted common stock valued at $180 per share, representing the fair market value of our common stock as of the market close on January 26, 2015, in lieu of 50% of his base salary for his employment in 2015, to vest on January 26, 2016.

On June 29, 2015, we further amended Mr. Milinazzo’s employment agreement to memorialize the payroll adjustment that was made to Mr. Milinazzo’s manner of salary payment on January 26, 2015, and to provide certain additional changes. Specifically, this amendment provided that, until we raise an aggregate of $5 million from investors, Mr. Milinazzo would receive with respect to his employment in 2015, 50% of his base salary in cash payments, with the remaining 50% having been paid to Mr. Milinazzo on January 26, 2015, through the issuance of 1,250 shares of restricted common stock as discussed above, which would be subsequently adjusted based upon the volume-weighted average price of our common stock during the calendar year ended December 31, 2015 (or during the period from January 2, 2015 through his termination date if Mr. Milinazzo’s employment is terminated upon his death or disability, by Mr. Milinazzo for good reason, or by us without cause prior to December 31, 2015) to represent the equivalent of 50% of Mr. Milinazzo’s base salary in 2015. On December 31, 2015, we issued an additional 2,553 shares of restricted common stock as an adjustment pursuant to such amendment, as the value of our common stock declined following the grant to Mr. Milinazzo on January 26, 2015.

On January 21, 2016, we further amended Mr. Milinazzo’s employment agreement to provide that, during the remaining term of his employment, Mr. Milinazzo would receive (A) 50% of his base salary in cash payments, for all days that Mr. Milinazzo works during the remaining term of his employment, at the monthly rate of $18,750, payable in accordance with our regular payroll practices, and (B) a lump-sum payment equivalent to 50% of Mr. Milinazzo’s base salary through June 30, 2016, at the monthly rate of $18,750, payable within 20 business days from the earlier of (x) us raising an aggregate of $5 million from investors, or (y) June 30, 2016.

In accordance with Mr. Milinazzo’s employment agreement, on January 3, 2013, we granted Mr. Milinazzo a nonqualified stock option to purchase 2,104 shares of our common stock, made pursuant to a nonqualified stock option agreement, an incentive stock option to purchase 297 shares of our common stock, made pursuant to an incentive stock option agreement, and 1,600 shares of restricted stock, which are subject to forfeiture until the vesting of such shares, made pursuant to a restricted stock award agreement. The options have an exercise price of $1,012.5, which was the fair market value of our common stock on the date of grant. The options were subject to a three-year vesting period subject to Mr. Milinazzo’s continued service with us, with one-thirty-sixth (1/36th) of such awards vesting each month. The shares of restricted stock initially vested monthly over thirty-six months, with 1/36 vesting on February 3, 2013, March 3, 2013 and April 3, 2013. The grant was then amended to vest annually over three years, with 9/36 vesting on January 3, 2014, and one-third vesting on January 3, 2015 and January 3, 2016. On or before December 31 of each calendar year, Mr. Milinazzo was eligible to receive an additional grant of equity awards equal, in the aggregate, to up to 0.5% of actual outstanding shares of our common stock on the date of grant, provided that the actual amount of the grant was based on his achievement of certain performance objectives as established by the board, in its reasonable discretion, for each such calendar year. Each additional grant was, with respect to any awards that were options, to have an exercise price equal to the fair market value of our common stock, and be subject to a three-year vesting period subject to Mr. Milinazzo’s continued service with us, with one-third of each additional grant vesting equally on the first, second, and third anniversary of the date of grant for such awards. In connection with the equity compensation related to 2013 achievements, on January 29, 2014, Mr. Milinazzo was granted stock options to purchase 346 shares of common stock and 346 restricted shares. In connection with the equity compensation related to 2014 achievements, on January 26, 2015, Mr. Milinazzo was granted stock options to purchase 212 shares of common stock and 212 restricted shares.

Mr. Milinazzo’s employment agreement, as amended, also contains certain noncompetition, non-solicitation, confidentiality, and assignment of inventions requirements for Mr. Milinazzo.

Pursuant to Mr. Milinazzo’s employment agreement, as amended, if Mr. Milinazzo’s employment had been terminated upon his death or disability, by Mr. Milinazzo for good reason (as such term is defined in Mr. Milinazzo’s employment agreement, as amended), or by us without cause (as such term is defined in Mr. Milinazzo’s employment agreement, as amended), Mr. Milinazzo was entitled to receive, in addition to other unpaid amounts owed to him (e.g., for base salary and accrued vacation): (i) any unpaid incentive compensation (as such term is defined in the employment agreement, as amended) actually earned or owing as of the termination date; (ii) vesting of 100% of all unvested stock options, restricted stock, stock appreciation rights or similar stock based rights granted to Mr. Milinazzo, and lapse of any forfeiture included in such restricted or other stock grants; (iii) an extension of the exercise period of any outstanding stock options or stock appreciation rights until the earlier of (a) two (2) years from the date of termination, or (b) the latest date that each stock option or stock appreciation right would otherwise expire by its original terms; and (v) to the fullest extent permitted by our then-current benefit plans, continuation of benefits coverage for the lesser of 12 months after termination or until Mr. Milinazzo obtains coverage from a new employer. If, during the term of the employment agreement, as amended, we terminated Mr. Milinazzo’s employment for cause or Mr. Milinazzo voluntarily terminated his employment, Mr. Milinazzo would have only be entitled to unpaid amounts owed to him and whatever rights, if any, were available to him pursuant to our stock-based compensation plans or any award documents related to any stock-based compensation.

Mr. Milinazzo had no specific right to terminate the employment agreement or right to any severance payments or other benefits solely as a result of a change in control. However, if within 24 months following a change in control, (a) Mr. Milinazzo terminated his employment for good reason, or (b) we terminated his employment without cause, the lump sum severance payment to which he would have been entitled to would have been equal to 200% of his base salary, and all stock options, restricted stock, stock appreciation rights or similar stock-based rights granted to him would have vested in full and been immediately exercisable and any risk of forfeiture included in restricted or other stock grants previously made to him would have immediately lapsed.

Pursuant to an option cancellation and release agreement, dated January 26, 2016, between us and Mr. Milinazzo, Mr. Milinazzo agreed to cancel options to purchase 6,422 shares of our common stock at exercise prices ranging from $180 to $1,012.5 previously granted to him. In exchange for the cancellation of Mr. Milinazzo’s options, we granted to Mr. Milinazzo, pursuant to the InspireMD, Inc. 2013 Long-Term Incentive Plan and the 2013 Employee Stock Incentive Plan, which is a sub-plan to the InspireMD, Inc. 2013 Long-Term Incentive Plan, one share of our common stock as of January 26, 2016.

2016 Grants of Plan-Based Awards

Name	Grant Date		All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
James Barry, Ph.D.	01/26/2016	(1)	1	—	—	14
President and Chief	07/25/2016		—	70,500	4.75	235,783
Executive Officer	08/01/2016		70,500	—	—	334,871

Craig Shore	01/26/2016	(1)	1	—	—	14
Chief Financial Officer, Secretary	07/25/2016		—	17,625	4.75	60,711
and Treasurer	07/25/2016		17,625	—	—	83,718

Agustin V. Gago	10/24/2016		—	32,000	1.86	43,308
Executive Vice President and Chief Commercial Officer	10/24/2016		—	13,441	1.86	17,933

Alan Milinazzo(2) Former President and Chief Executive Officer	01/26/2016	(1)	1	—	—	14

(1)	On January 26, 2016, we entered into an option cancellation and release agreement with each of Dr. Barry and Messrs. Shore and Milinazzo, pursuant to which each party agreed to cancel options with exercise prices ranging from $180 to $1,950 previously granted to him and in exchange we granted each party one share of common stock pursuant to the InspireMD, Inc. 2013 Long-Term Incentive Plan and the 2013 Employee Stock Incentive Plan, a sub-plan of the InspireMD, Inc. 2013 Long-Term Incentive Plan.

(2)	Mr. Milinazzo served as our president, chief executive officer and director until his resignation from such positions on June 6, 2016.

Outstanding Equity Awards at December 31, 2016

The following table shows information concerning unexercised options and unvested restricted shares outstanding as of December 31, 2016 for each of our named executive officers.

Option Awards						Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable(12)		Option exercise price ($)	Option expiration date	Number of shares of stock that have not vested (#)		Market value of shares of stock that have not vested ($)
James Barry, Ph.D.						200	(1)	500
						62	(2)	155
						70,500	(3)	176,250
	—	70,500	(4)	4.75	07/25/2026

Craig Shore						102	(5)	255
						39	(6)	98
						125	(7)	313
						17,625	(8)	44,063
	—	17,625	(9)	4.75	07/25/2026

Agustin V. Gago	—	32,000	(10)	1.86	10/24/2026
	—	13,441	(11)	1.86	10/24/2026

(1)	These restricted shares will vest on July 14, 2017.

(2)	These restricted shares vest annually, with one-half vesting on each of January 26, 2017 and January 26, 2018.

(3)	These restricted shares will vest on August 1, 2017.

(4)	These options will vest on July 25, 2017.

(5)	These restricted shares will vest on January 29, 2017.

(6)	These restricted shares will vest on January 31, 2017.

(7)	These restricted shares vest annually, with one-half vesting on each of January 26, 2017 and January 26, 2018.

(8)	These restricted shares vest annually, with one-third vesting on each of July 25, 2017, July 25, 2018 and July 25, 2019.

(9)	These options vest annually, with one-third vesting on each of July 25, 2017, July 25, 2018 and July 25, 2019.

(10)	These options vest annually, with one-half vesting on each of October 24, 2017 and October 24, 2018.

(11)	These options will vest on October 24, 2017.

(12)	On January 26, 2016, we entered into an option cancellation and release agreement with each of Dr. Barry and Mr. Shore, pursuant to which the parties agreed to cancel options which their exercise prices is ranging from $180 to $1,950 previously granted to him.

Option Exercises and Stock Vested

There were no stock options exercised by our named executive officers during the twelve months ended December 31, 2016.

2011 UMBRELLA Option Plan

On March 28, 2011, our board of directors and stockholders adopted and approved the InspireMD, Inc. 2011 UMBRELLA Option Plan, which was subsequently amended on October 31, 2011 and December 21, 2012. Under the InspireMD, Inc. 2011 UMBRELLA Option Plan, we have reserved 20,000 shares of our common stock as awards to the employees, consultants, and service providers to InspireMD, Inc. and its subsidiaries and affiliates worldwide.

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

When the InspireMD, Inc. 2013 Long-Term Incentive Plan was adopted, a total of 20,000 shares of common stock were reserved for awards under the InspireMD, Inc. 2013 Long-Term Incentive Plan.

On September 9, 2015, our stockholders approved an amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan to increase the number of shares of common stock available for issuance pursuant to awards under the InspireMD, Inc. 2013 Long-Term Incentive Plan by 18,800 shares of common stock, to a total of 38,800 shares of common stock.

On May 24, 2016, our stockholders approved the second amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan to increase the number of shares of common stock available for issuance pursuant to awards under the InspireMD, Inc. 2013 Long-Term Incentive Plan by 400,000 shares of common stock, to a total of 438,800 shares of common stock.

On September 28, 2016, our stockholders approved the third amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan to increase the number of shares of common stock available for issuance pursuant to awards under the InspireMD, Inc. 2013 Long-Term Incentive Plan by 252,000 shares of common stock, to a total of 690,800 shares of common stock.

Director Compensation

The following table shows information concerning our directors, other than James Barry, Ph.D., during the twelve months ended December 31, 2016.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards (1) ($)	All Other Compensation ($)	Total ($)
Sol J. Barer, Ph.D.	17,500	-	71,831	-	89,331
Isaac Blech	12,500	-	267,303	-	279,803
Paul Stuka	19,500	-	57,738	-	77,238
James J. Loughlin(2)	27,333	-	-	-	27,333
Michael Berman	16,000	-	52,488	-	68,488
Campbell Rogers, M.D.	13,500	-	48,738	-	62,238
Thomas Kester	11,690	-	29,291	-	40,981

(1)	The amounts in this column reflect the dollar amounts recognized for financial statement reporting purposes with respect to the twelve months ended December 31, 2016, in accordance with FASB ASC Topic 718. Fair value of option awards with service conditions is based on the Black-Scholes option pricing model using the fair value of the underlying shares at the measurement date. Fair value of option awards with performance and market conditions is based on the Monte-Carlo option pricing model. For additional discussion of the valuation assumptions used in determining stock-based compensation and the grant date fair value for stock options, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Share-based compensation”.

(2)	Mr. Loughlin resigned from our board as of May 24, 2016.

Name	Shares Subject to Options		Grant Date	Exercise Price	Vesting Schedule	Expiration	Fair Market Value on Grant Date
Sol J. Barer, Ph.D.	4,892	(1)	June 30, 2016	$8.25	Fully vested as of grant date	June 30, 2026	$26,250
	20,000	(2)	December 7, 2016	$3.04	One-third annually in 2017, 2018 and 2019 on the anniversary of the date of grant, provided that Dr. Barer is providing services to us or our subsidiaries or affiliates on the applicable vesting date.	December 7, 2026	$45,581
Isaac Blech	7,801	(4)	May 3, 2016	$12.50	Fully vested as of grant date	May 3, 2026	$66,902
	23,401	(4)	May 3, 2016	$12.50	One-third vesting upon the occurrence of any of the events below: (i) The date the company raises $15,000,000 or more in an offering of the issuer’s shares of common stock or other equity interests. (ii) The date the company’s market capitalization equals or exceeds $25,000,000. (iii) The date the company receives research coverage from 3 analysts at investment banks that ranked in the top 20 investment banks in terms of underwritings as of their most recently completed fiscal year and that did not cover the issuer prior to January 22, 2016. (iv) The date the company’s market capitalization equals or exceeds 3 times the issuer’s market capitalization as of January 22, 2016.	May 3, 2026	$161,496
	1,941	(3)	June 30, 2016	$8.25	Fully vested as of grant date	June 30, 2026	$10,417
	12,500	(2)	December 7, 2016	$3.04	One-third annually in 2017, 2018 and 2019 on the anniversary of the date of grant, provided that Mr. Blech is providing services to us or our subsidiaries or affiliates on the applicable vesting date.	December 7, 2026	$28,488
Paul Stuka	5,451	(1)	June 30, 2016	$8.25	Fully vested as of grant date	June 30, 2026	$29,250
	12,500	(2)	December 7, 2016	$3.04	One-third annually in 2017, 2018 and 2019 on the anniversary of the date of grant, provided that Mr. Stuka is providing services to us or our subsidiaries or affiliates on the applicable vesting date.	December 7, 2026	$28,488
Michael Berman	4,472	(1)	June 30, 2016	$8.25	Fully vested as of grant date	June 30, 2026	$24,000
	12,500	(2)	December 7, 2016	$3.04	One-third annually in 2017, 2018 and 2019 on the anniversary of the date of grant, provided that Mr. Berman is providing services to us or our subsidiaries or affiliates on the applicable vesting date.	December 7, 2026	$28,488
Campbell Rogers, M.D.	3,774	(1)	June 30, 2016	$8.25	Fully vested as of grant date	June 30, 2026	$20,250
	12,500	(2)	December 7, 2016	$3.04	One-third annually in 2017, 2018 and 2019 on the anniversary of the date of grant, provided that Mr. Rogers is providing services to us or our subsidiaries or affiliates on the applicable vesting date.	December 7, 2026	$28,488
Thomas Kester	10,000	(4)	September 6, 2016	$3.25	One-third annually in 2017, 2018 and 2019 on the anniversary of the date of grant, provided that Mr. Kester is providing services to us or our subsidiaries or affiliates on the applicable vesting date.	September 6, 2026	$23,594
	2,500	(2)	December 7, 2016	$3.04	One-third annually in 2017, 2018 and 2019 on the anniversary of the date of grant, provided that Mr. Kester is providing services to us or our subsidiaries or affiliates on the applicable vesting date.	December 7, 2026	$5,697

(1)	These options were granted in lieu of the cash compensation that was owed to them for their services as directors for the fourth calendar quarter of 2015 and the first and second quarters of 2016.

(2)	These options were granted as the director’s 2016 annual director compensation.

(3)	These options were granted in lieu of the cash compensation for their services as directors for the first and second calendar quarters of 2016.

(4)	These options were granted upon the directors’ appointment to our board of directors.

For the 2016 calendar year, our board approved the following compensation for our independent directors: (i) a $25,000 stipend, payable quarterly; (ii) annual committee chair compensation (effective April 1, 2014) of $12,000 for the chairman of the audit committee, $8,000 for the chairman of the compensation committee and $5,000 for the chairmen of the nominating and corporate governance committee and the research and development committee; (iii) annual committee membership compensation (effective April 1, 2014) of $4,000 for members of the audit committee and the compensation committee and $2,000 for members of the nominating and corporate governance committee and the research and development committee; (iv) an option to purchase 12,500 shares of our common stock for each board member; and (v) an option to purchase an additional 7,500 shares of our common stock for the chairman of the board.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of February 15, 2017 by:

●	each person known by us to beneficially own more than 5.0% of our common stock;

●	each of our directors;

●	each of the named executive officers; and

●	all of our directors and executive officers as a group.

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

Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o InspireMD, Inc., 4 Menorat Hamaor St., Tel Aviv, Israel 6744832. As of February 15, 2017, we had 1,472,606 shares outstanding.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percentage Beneficially Owned(1)
5% Owners
Renaissance Technologies LLC	109,742	(2)	7.45%
Officers and Directors
Alan W. Milinazzo	5,396	(3)	*
Craig Shore	56,713	(4)	3.85%
Sol J. Barer, Ph.D.	235,329	(5)	14.22%
James Barry, Ph.D.	71,368	(6)	4.85%
Michael Berman	5,235	(7)	*
Campbell Rogers, M.D.	4,826	(8)	*
Paul Stuka	71,954	(9)	4.69%
Isaac Blech	25,343	(10)	1.69%
Thomas Kester	280	(11)	*
Agustin V. Gago	—		*
All directors and executive officers as a group (10 persons)	476,444		27.92%

*	Represents ownership of less than one percent.

(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of February 15, 2017. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)	Based on Schedule 13G filed with the Securities and Exchange Commission on February 14, 2017.

(3)	Consists of shares of common stock. Mr. Milinazzo served as our president, chief executive officer and director until his resignation from such positions on June 6, 2016.

(4)	Consists of (i) 18,240 shares of common stock and (ii) 38,473 shares of restricted stock granted to employees under the Israeli Appendix of the InspireMD, Inc. 2013 Long-Term Incentive Plan held in trust, and with respect to which Mr. Shore was granted a proxy with the right to vote such shares at his discretion.

(5)	Includes (i) options to purchase 8,494 shares of common stock that are currently exercisable or exercisable within 60 days of February 15, 2017, (ii) warrants to purchase 160,667 shares of common stock that are currently exercisable or exercisable within 60 days of February 15, 2017, and (iii) 13,700 shares of common stock issuable upon conversion of Series B Convertible Preferred Stock that are currently convertible within 60 days of February 15, 2017. Does not include 219,631 shares of common stock issuable upon conversion of Series B Convertible Preferred Stock, which shares were excluded because the warrants contain provisions that block conversion if such conversion will result in the holder having beneficial ownership of more than 4.99% of our common stock.

(6)	Includes warrants to purchase 39 shares of common stock that are currently exercisable or exercisable within 60 days of February 15, 2017.

(7)	Includes options to purchase 5,114 shares of common stock that are currently exercisable or exercisable within 60 days of February 15, 2017.

(8)	Includes options to purchase 4,316 shares of common stock and warrants to purchase 170 shares of common stock that are currently exercisable or exercisable within 60 days of February 15, 2017.

(9)	Paul Stuka is the principal and managing member of Osiris Investment Partners, L.P., and, as such, has beneficial ownership of (A) (i) 10,683 shares of common stock, (ii) warrants to purchase 11,103 shares of common stock that are currently exercisable or exercisable within 60 days of February 15, 2017, and (iii) 10,605 shares of common stock issuable upon conversion of Series B Convertible Preferred Stock that are currently convertible within 60 days of February 15, 2017, held by Osiris Investment Partners, L.P., in addition to (B) personally holding (i) options to purchase 6,233 shares of common stock that are currently exercisable or exercisable within 60 days of February 15, 2017, (ii) warrants to purchase 12,120 shares of common stock that are currently exercisable or exercisable within 60 days of February 15, 2017, and (iii) 1,210 shares of common stock issuable upon conversion of Series B Convertible Preferred Stock that are currently convertible within 60 days of February 15, 2017.

(10)	Consists of options to purchase 25,343 shares of common stock that are currently exercisable or exercisable within 60 days of February 15, 2017.

(11)	Consists of shares of common stock.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2016, with respect to our equity compensation plans under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	333,921		9.99	234,829
Equity compensation plans not approved by security holders	3,500	(1)	1,711.29	—
Total	337,421		27.642	—

(1)	Comprised of awards made to individuals outside the InspireMD, Inc. 2011 UMBRELLA Option Plan and 2013 Long Term Incentive Plan, as described below:

●	Options issued to current director: in November 2011, we issued options to purchase an aggregate of 2,900 shares of common stock to Dr. Barer, the chairman of our board of directors. The exercise price of these options is $1,950 per share. An option to purchase 725 shares of common stock vested on April 11, 2013, when our common stock was first listed on a national securities exchange. An option to purchase 725 shares of common stock vested on May 10, 2013, after we received research coverage from a second investment bank that ranked in the top twenty investment banks in terms of life science underwritings. The option to purchase 1,450 shares of common stock vests in substantially equal monthly installments (with any fractional shares vesting on the last vesting date) on the last business day of each calendar month over a two year period from the date of grant, with the first installment vesting on November 30, 2011, provided that Dr. Barer is still providing services to us in some capacity as of each such vesting date.

●	Options issued to our former vice president of global marketing and strategy: in September 2013, we issued options to purchase 600 shares of common stock to David Blossom. The exercise price of these options was $557.50 per share. The options vest annually with one-third vesting on September 16, 2014, September 16, 2015 and September 16, 2016. The options expire on December 16, 2018.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

On March 9, 2015, we closed a public offering of approximately 137,481 shares of common stock and warrants to purchase up to approximately 137,481 shares of common stock at a price of $137.50 per share, for gross proceeds of $13.7 million, before deducting placement agents’ fees and estimated offering expenses. Each purchaser received a warrant to purchase one share of common stock for each share of common stock that it purchased in the offering. The warrants have a term of exercise of five years from the date of issuance and an exercise price of $137.50. The purchasers in the offering included: Dr. Barer, the chairman of our board of directors, who purchased 10,000 shares of common stock and warrants to purchase 10,000 shares of common stock, for a purchase price of $1,000,000, Osiris Investment Partners, L.P., of which Mr. Stuka, our director, is the principal and managing member, which purchased 2,500 shares of common stock and warrants to purchase 2,500 shares of common stock, for a purchase price of $250,000 and Mr. Milinazzo, our former president, chief executive officer and director until his resignation from such positions on June 6, 2016, who purchased 500 shares of common stock and warrants to purchase 500 shares of common stock, for a purchase price of $50,000.

On March 21, 2016, we closed a private placement of 41,323 shares of our common stock and warrants to purchase up to 20,663 shares of our common stock with certain of our officers and directors. The purchasers in the private placement included: Dr. Barer, the chairman of our board of directors, who purchased 33,899 shares of common stock and warrants to purchase 16,950 shares of common stock, for a purchase price of $500,000, Osiris Investment Partners, L.P., of which Mr. Stuka, our director, is the principal and managing member, which purchased 5,085 shares of common stock and warrants to purchase 2,543 shares of common stock, for a purchase price of $75,000, Mr. Loughlin, who served as our director until May 24, 2016, purchased 2,000 shares of common stock and warrants to purchase 1,000 shares of common stock, for a purchase price of $29,500 and Dr. Rogers, our director, who purchased 339 shares of common stock and warrants to purchase 170 shares of common stock, for a purchase price of $5,000.

On July 7, 2016, we closed a public offering of 442,424 shares of Series B Convertible Preferred Stock and accompanying warrants to purchase up to 1,769,696 shares of common stock at a price of $33.00 per share of Series B Convertible Preferred Stock and the accompanying warrant, for gross proceeds of approximately $14.6 million, before deducting placement agent fees and offering expenses payable by us. Each share of Series B Convertible Preferred Stock is convertible into 4 shares of common stock reflecting a conversion price equal to $8.25 per share. The holders of Series B Convertible Preferred Stock are entitled to receive cumulative dividends at the rate per share of 15% per annum of the stated value for five years, payable in cash or common stock, at our discretion. The warrants are exercisable immediately and have a term of exercise of five years from the date of issuance and have an exercise price of $5.00 per share of common stock. The purchasers in the offering included: Dr. Barer, the chairman of our board of directors, who purchased 33,333 shares of Series B Convertible Preferred Stock and warrants to purchase 133,332 shares of common stock, for a purchase price of $1,099,989, Osiris Investment Partners, L.P., of which Mr. Stuka, our director, is the principal and managing member, which purchased 1,515 shares of Series B Convertible Preferred Stock and warrants to purchase 6,060 shares of common stock, for a purchase price of $49,995 and Mr. Stuka, who purchased 3,030 shares of Series B Convertible Preferred Stock and warrants to purchase 12,120 shares of common stock, for a purchase price of $99,990.

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

Director Independence

The board of directors has determined that Drs. Barer and Rogers and Messrs. Stuka, Berman, Blech and Kester, and our former director, James J. Loughlin, who resigned from our board as of May 24, 2016, satisfy the requirement for independence set out in Section 803 of the NYSE MKT rules and that each of these directors has no material relationship with us (other than being a director and/or a stockholder). In making its independence determinations, the board of directors sought to identify and analyze all of the facts and circumstances relating to any relationship between a director, his immediate family or affiliates and our company and our affiliates and did not rely on categorical standards other than those contained in the NYSE MKT rule referenced above.

Item 14.	Principal Accountant Fees and Services.

The fees billed for professional services provided to us by Kesselman & Kesselman, Certified Public Accountants (“Kesselman”), a member of PricewaterhouseCoopers International Limited, for the years ended December 31, 2016 and 2015 are described below.

Audit Fees

Kesselman billed us audit fees in the aggregate amount of $119,000 for the years ended December 31, 2016 and 2015. These fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

Audit-Related Fees

Kesselman billed us audit-related fees in the aggregate amount of $109,000 and $47,000 for the year ended December 31, 2016 and 2015, respectively. The fees for the year ended December 31, 2016 mostly related to our prospectus supplements filed with the Securities and Exchange Commission on March 16, 2016 and July 1, 2016.

The fees for the year ended December 31, 2015 mostly related to our prospectus supplement filed with the Securities and Exchange Commission on March 4, 2015.

Tax Fees

Kesselman billed us tax fees in the aggregate amount of $38,675 and $51,525 for the year ended December 31, 2016 and 2015, respectively. These fees relate to professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Kesselman did not bill us for any other fees for the year ended December 31, 2016 and 2015.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Documents filed as part of report:

1. Financial Statements

The following financial statements are included herein:

●	Report of Kesselman & Kesselman, Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets as of December 31, 2016 and 2015
●	Consolidated Statements of Operations for the Years Ended December 31, 2016 and 2015
●	Consolidated Statements of Changes in Equity for the Years Ended December 31, 2016 and 2015
●	Consolidated Statements of Cash Flows for the Years Ended December 31, 2016 and 2015
●	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

None

3. Exhibits

See Index to Exhibits

Item 16	.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIREMD, INC.

Date: February 16, 2017	By:	/s/ James Barry
James Barry, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ James Barry	President, Chief Executive Officer and Director	February 16, 2017
James Barry, Ph.D.	(principal executive officer)

/s/ Craig Shore	Chief Financial Officer, Chief Administrative Officer, Secretary and Treasurer	February 16, 2017
Craig Shore	(principal financial and accounting officer)

/s/ Sol J. Barer, Ph.D.	Chairman of the Board of Directors	February 16, 2017
Sol J. Barer, Ph.D.

/s/ Isaac Blech	Vice Chairman of the Board of Directors	February 16, 2017
Isaac Blech

/s/ Michael Berman	Director	February 16, 2017
Michael Berman

/s/ Thomas J. Kester	Director	February 16, 2017
Thomas J. Kester

/s/ Campbell Rogers, M.D.	Director	February 16, 2017
Campbell Rogers, M.D.

/s/ Paul Stuka	Director	February 16, 2017
Paul Stuka

Index to Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2015)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011)

3.3	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2013)

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 25, 2016)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Quarterly Report on Form 10-Q filed on August 9, 2016)

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 29, 2016)

10.1+	Amended and Restated 2011 Umbrella Option Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2011)

10.2+	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.3	License Agreement, by and between Svelte Medical Systems, Inc. and InspireMD Ltd., dated as of March 19, 2010 (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.4+	Employment Agreement, by and between InspireMD Ltd. and Craig Shore, dated as of November 28, 2010 (incorporated by reference to Exhibit 10.21 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.5+	Form of Indemnity Agreement between InspireMD, Inc. and each of the directors and executive officers thereof (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.6	Agreement by and between InspireMD Ltd. and MeKo Laser Material Processing, dated as of April 15, 2010 (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.7	Agreement by and between InspireMD Ltd. and Natec Medical Ltd, dated as of September 23, 2009 (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

80

10.8+

Stock Award Agreement, dated as of November 16, 2011, by and between InspireMD, Inc. and Sol J. Barer, Ph.D. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2011)

10.9+	Nonqualified Stock Option Agreement, dated as of November 16, 2011, by and between InspireMD, Inc. and Sol J. Barer, Ph.D. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2011)

10.10	Form of April 2012 $1,800.00 Warrant (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2012)

10.11	First Amendment to License Agreement, dated October 20, 2012, by and among Svelte Medical Systems, Inc., InspireMD, Inc. and InspireMD Ltd. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2012)

10.12+	Second Amendment to the InspireMD, Inc. Amended and Restated 2011 UMBRELLA Option Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2012)

10.13+	Employment Agreement, dated January 3, 2013, by and between InspireMD, Inc. and Alan Milinazzo (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2013)

10.14	Form of $750.00 Warrant (incorporated by reference to Exhibit 10.76 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 9, 2013)

10.15	Exchange and Amendment Agreement, dated April 9, 2013, by and among InspireMD, Inc., holders of convertible debentures and holders of $1,800.00 warrants issued in April 2012 (incorporated by reference to Exhibit 10.75 to Amendment No. 6 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 9, 2013)

10.16	Letter Agreement, dated as of April 15, 2013, by and among InspireMD, Inc. and each holder of Senior Secured Convertible Debentures Due April 15, 2014 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2013)

10.17	Form of Amended $750.00 Warrant (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2013)

10.18+	First Amendment to Employment Agreement, dated April 24, 2013, by and between InspireMD, Inc. and Alan Milinazzo (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2013)

10.19	Second Amendment to License Agreement, dated August 22, 2013, by and among Svelte Medical Systems, Inc., InspireMD, Inc. and InspireMD Ltd. (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2013)

10.20	Loan and Security Agreement, dated October 23, 2013, by and among InspireMD, Inc., InspireM.D Ltd and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2013)

10.21	Fixed Charge Debenture, dated October 23, 2013, by and among InspireMD, Inc., Inspire M.D Ltd and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2013)

10.22	Floating Charge Debenture, dated October 23, 2013, by and among InspireMD, Inc., Inspire M.D Ltd and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2013)

10.23	Warrant Agreement, dated October 23, 2013, by and between InspireMD, Inc. and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2013)

10.24	Account Control Agreement, dated October 23, 2013, among InspireMD, Inc., Hercules Technology Growth Capital, Inc. and Bank Leumi USA (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2013)

10.25+	InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2013)

10.26+	Amended and Restated Employment Agreement, dated May 5, 2014, by and between InspireMD, Inc. and Craig Shore (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2014)

10.27+	First Amendment to the InspireMD, Inc. Amended and Restated 2011 UMBRELLA Option Plan (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2014)

10.28+	Form of Incentive Stock Option Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.29+	Form of Nonqualified Stock Option Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.3 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.30+	Form of Restricted Stock Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.4 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.31+	Form of Restricted Stock Unit Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.5 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.32+	Form of Section 3(i) Stock Option Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (Israeli) (incorporated by reference to Exhibit 99.6 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.33+	Form of Section 102 Capital Gain Stock Option Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (Israeli) (incorporated by reference to Exhibit 99.7 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.34+	Form of Section 102 Capital Gain Restricted Stock Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (Israeli) (incorporated by reference to Exhibit 99.8 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.35+	Form of Stock Option Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (European) (incorporated by reference to Exhibit 99.9 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.36+	Form of Restricted Stock Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (European) (incorporated by reference to Exhibit 99.10 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.37+	Form of Stock Option Award Agreement outside the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.11 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.38+	Employment Agreement, dated July 14, 2014, by and between InspireMD, Inc. and James J. Barry, Ph.D. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2014)

10.39	Form of $437.50 Warrant (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2014)

10.40+	Second Amendment to Employment Agreement, dated January 5, 2015, by and between InspireMD, Inc. and Alan Milinazzo (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2015)

10.41+	Amendment to Employment Agreement, dated January 5, 2015, by and between InspireMD, Inc. and James J. Barry, PhD (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2015)

10.42+	First Amendment to Amended and Restated Employment Agreement, dated January 5, 2015, by and between InspireMD, Inc. and Craig Shore (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2015)

10.43+	Amendment Number Two to Employment Agreement, dated February 22, 2015, by and between InspireMD, Inc. and James J. Barry, PhD (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2015)

10.44	Form of $137.50 Warrant (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2015)

10.45+	Third Amendment to Employment Agreement, dated June 29, 2015, by and between InspireMD, Inc. and Alan Milinazzo (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2015)

10.46^	Distribution Agreement, dated August 5, 2015, by and between Penumbra, Inc. and InspireMD, Inc. (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2015)

10.47+	First Amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 9, 2015)

10.48+	Offer Letter, between InspireMD, Inc. and Isaac Blech, dated January 16, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 22, 2016)

10.49+	Fourth Amendment to Employment Agreement, dated January 21, 2016, by and between InspireMD, Inc. and Alan Milinazzo (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 22, 2016)

10.50+	Option Cancellation and Release Agreement, dated January 26, 2016, by and between InspireMD, Inc. and Sol J. Barer (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 28, 2016)

10.51+	Option Cancellation and Release Agreement, dated January 26, 2016, by and between InspireMD, Inc. and James Barry (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 28, 2016)

10.52+	Option Cancellation and Release Agreement, dated January 26, 2016, by and between InspireMD, Inc. and Michael Berman (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on January 28, 2016)

10.53+	Option Cancellation and Release Agreement, dated January 26, 2016, by and between InspireMD, Inc. and Paul Stuka (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on January 28, 2016)

10.54+	Option Cancellation and Release Agreement, dated January 26, 2016, by and between InspireMD, Inc. and Campbell Rogers (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on January 28, 2016)

10.55+	Option Cancellation and Release Agreement, dated January 26, 2016, by and between InspireMD, Inc. and James Loughlin (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on January 28, 2016)

10.56+	Option Cancellation and Release Agreement, dated January 26, 2016, by and between InspireMD, Inc. and Alan Milinazzo (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on January 28, 2016)

10.57+	Option Cancellation and Release Agreement, dated January 26, 2016, by and between InspireMD, Inc. and Craig Shore (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on January 28, 2016)

10.58+	Third Amendment to Employment Agreement, dated March 28, 2016, by and between InspireMD, Inc. and James J. Barry, PhD (incorporated by reference to Exhibit 10.66 to the Annual Report on Form 10-K filed on March 28, 2016)

10.59	Form of $14.75 Underwritten Warrant (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2016)

10.60	Form of $18.44 Underwriter Warrant (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2016)

10.61	Form of $14.75 Private Placement Warrant (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2016)

10.62	Form of $18.44 Placement Agent Warrant (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2016)

10.63+	Second Amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 25, 2016)

10.64+	Fourth Amendment to Employment Agreement, dated June 6, 2016, by and between InspireMD, Inc. and James Barry, Ph.D. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 7, 2016)

10.65	Amendment No.1 to Loan and Security Agreement, dated November 19, 2013, by and among InspireMD, Inc., Inspire M.D Ltd and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 14, 2016)

10.66	Amendment No.2 to Loan and Security Agreement, dated July 23, 2014, by and among InspireMD, Inc., Inspire M.D Ltd and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 14, 2016)

10.67	Amendment No.3 to Loan and Security Agreement, dated June 13, 2016, by and among InspireMD, Inc., Inspire M.D Ltd and Hercules Capital, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on June 14, 2016)

10.68	Amendment to Debenture of Fixed Charge, dated June 13, 2016, by and between Inspire M.D Ltd and Hercules Capital, Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on June 14, 2016)

10.69	Amendment to Debenture of Floating Charge, dated June 13, 2016, by and between Inspire M.D Ltd and Hercules Capital, Inc. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on June 14, 2016)

10.70	Warrant Agreement, dated June 13, 2016, by and between InspireMD, Inc. and Hercules Capital, Inc. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on June 14, 2016)

10.71	Intellectual Property Security Agreement, dated as of June 13, 2016, by and among InspireMD, Inc., several banks and other financial institutions or entities from time to time parties to the Loan and Security Agreement, and Hercules Capital, Inc., as agent (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on June 14, 2016)

10.72	Intellectual Property Security Agreement, dated as of June 13, 2016, by and among Inspire M.D LTD, several banks and other financial institutions or entities from time to time parties to the Loan and Security Agreement, and Hercules Capital, Inc., as agent (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on June 14, 2016)

10.73	Amendment to Securities Purchase Agreement, dated June 17, 2016, by and among InspireMD, Inc. and the Purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.76 to the Registration Statement on Form S-1/A filed on June 17, 2016)

10.74	Placement Agent Unit Purchase Option, dated June 7, 2016, issued to Dawson James Securities, Inc. (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q filed on August 9, 2016)

10.75	Warrant Agent Agreement and Form of Warrant, dated as of July 7, 2016, between InspireMD, Inc. and Action Stock Transfer Corporation, as Warrant Agent (incorporated by reference to an exhibit to the Registration Statement on Form 8-A filed with Securities and Exchange Commission on July 26, 2016)

10.76+	Second Amendment to Amended and Restated Employment Agreement, dated July 25, 2016, by and between InspireMD, Inc. and Craig Shore agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 29, 2016)

10.77+	Third Amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 29, 2016)

10.78+	Employment Agreement, dated October24, 2016, by and between InspireMD, Inc. and Agustin Gago (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 27, 2016)

10.79*+	Director Offer Letter, between InspireMD, Inc. and Thomas J. Kester, dated September 6, 2016

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

23.1*	Consent of Kesselman & Kesselman, Certified Public Accountants

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Annual Report on Form 10-K for the twelve months ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii)Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Stockholders’ Equity (Capital Deficiency) and (vi) Notes to Consolidated Financial Statements

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

^ Confidential treatment has been granted with respect to certain portions of this exhibit by the Securities and Exchange Commission under a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

INSPIREMD, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2016

F-1

INSPIREMD, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2016

The amounts are stated in U.S. dollars in thousands

Report of Independent Registered Public Accounting Firm

To the shareholders of

InspireMD Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in equity (capital deficiency) and cash flows present fairly, in all material respects, the financial position of InspireMD Inc. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1b to the financial statements, the Company has an accumulated deficit as of December 31, 2016, as well as a history of net losses and negative operating cash flows in recent years. The Company's management expects to continue incurring losses and negative cash flows from operations until its products reach commercial profitability. As a result of these expected losses and negative cash flows from operations, along with the Company’s current cash position, the Company's management has determined the Company only has sufficient resources to fund operations for a period of up to six months from the date of issuing the consolidated financial statements. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1b. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Tel Aviv, Israel	/s/ Kesselman & Kesselman
February 16, 2017	Certified Public Accountants (Isr.) A member of PricewaterhouseCoopers International Limited

Kesselman & Kesselman, Trade Tower, 25 Hamered Street, Tel-Aviv 6812508, Israel,

P.O Box 50005 Tel-Aviv 6150001 Telephone: +972 -3- 7954555, Fax:+972 -3- 7954556, www.pwc.com/il

INSPIREMD, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,516	$3,257
Accounts receivable:
Trade, net	356	405
Other	157	142
Prepaid expenses	65	75
Inventory	500	753
TOTAL CURRENT ASSETS	8,594	4,632

NON-CURRENT ASSETS:
Property, plant and equipment, net	379	472
Fund in respect of employee rights upon retirement	399	502
Royalties buyout	38	87
TOTAL NON-CURRENT ASSETS	816	1,061
TOTAL ASSETS	$9,410	$5,693

INSPIREMD, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands other than share and per share data)

	December 31,
	2016	2015
LIABILITIES AND EQUITY (NET OF CAPITAL DEFICIENCY)

CURRENT LIABILITIES:
Current maturity of long-term loan	$2,680	$4,149
Accounts payable and accruals:
Trade	618	512
Other	1,447	2,006
Advanced payment from customers	33	167
TOTAL CURRENT LIABILITIES	4,778	6,834

LONG-TERM LIABILITIES:
Liability for employees rights upon retirement	587	706
Long-term loan	-	1,099
TOTAL LONG-TERM LIABILITIES	587	1,805

COMMITMENTS AND CONTINGENT LIABILITIES (Note 9)
TOTAL LIABILITIES	5,365	8,639

EQUITY (CAPITAL DEFICIENCY):

Common stock, par value $0.0001 per share; 150,000,000 and 50,000,000 shares authorized at December 31, 2016 and 2015, respectively; 1,475,318 and 314,065 shares issued and outstanding at December 31, 2016 and 2015, respectively	-	-
Preferred shares, par value $0.0001 per share; 5,000,000 shares authorized at December 31, 2016 and 2015, respectively; 311,521 and 0 shares issued and outstanding at December 31, 2016 and 2015, respectively	-	-
Additional paid-in capital	135,959	120,050
Accumulated deficit	(131,914)	(122,996)
Total equity (capital deficiency)	4,045	(2,946)
Total liabilities and equity (net of capital deficiency)	$9,410	$5,693

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except per share data)

	Year Ended December 31,
	2016	2015

REVENUES	$1,894	$2,310
COST OF REVENUES	1,792	2,606
GROSS PROFIT (LOSS)	102	(296)
OPERATING EXPENSES:
Research and development	1,291	3,642
Selling and marketing	1,459	3,178
General and administrative	5,000	6,387
Restructuring and impairment	-	982
Total operating expenses	7,750	14,189
LOSS FROM OPERATIONS	(7,648)	(14,485)
FINANCIAL EXPENSES, net:
Interest expenses	721	1,036
Other financial expenses	91	60
Total financial expenses	812	1,096
LOSS BEFORE TAX EXPENSES	(8,460)	(15,581)
TAX EXPENSES	1	4
NET LOSS	$(8,461)	$(15,585)
NET LOSS PER SHARE - basic and diluted	(5.93)	(55.85)
WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES USED IN COMPUTING NET LOSS PER SHARE - basic and diluted	1,425,617	279,055

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CAPITAL DEFICIENCY)

(U.S. dollars in thousands, except share data)

	Common stock		Preferred stock		Additional paid-in	Accumulated	Total equity (capital
	Shares	Amount	Shares	Amount	capital	deficit	deficiency)
BALANCE AT JANUARY 1, 2015	170,710	*		-	$104,624	$(107,411)	$(2,787)
Net loss						(15,585)	(15,585)
Issuance of shares and warrants, net of $1,315 issuance costs	137,479	*			12,432		12,432
Share-based compensation related to restricted stock award, net of forfeitures of 406 shares	7,460				1,286		1,286
Share-based compensation related to stock options award					1,821		1,821
Taxes withheld in respect of share issuance	(1,584)	*			(113)		(113)
BALANCE AT DECEMBER 31, 2015	314,065	*		-	$120,050	$(122,996)	$(2,946)
Net loss						(8,461)	$(8,461)
Cumulative effect adjustment related to adoption of share-based compensation standard (ASU 2016-09)					457	(457)	-
Issuance of common stock, preferred shares and warrants, net of $1,966 issuance costs	117,327		442,424	*	14,365		14,365
Conversion of preferred shares to common shares	916,321	*	(130,903)	*
Warrants granted to lender in a debt modification					123		123
Share-based compensation related to restricted stock award, net of forfeitures of 1,266 shares	128,559				84		84
Share-based compensation related to stock options award					894		894
Exercise of options by employee and non-employee	300	*					-
Issuance of shares for options cancelled	8	*					-
Taxes withheld in respect of share issuance	(1,262)	*			(14)		(14)
BALANCE AT DECEMBER 31, 2016	1,475,318	*	311,521	*	$135,959	$(131,914)	$4,045

* Represents an amount less than $1

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Year ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,461)	$(15,585)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	191	241
Impairment of royalties buyout	-	576
Loss from sale of property, plant and equipment	-	14
Change in liability for employees rights upon retirement	(119)	19
Financial expenses	222	249
Share-based compensation expenses	978	3,107
Loss (gains) on amounts funded in respect of employee rights upon retirement, net	(16)	3
Changes in operating asset and liability items:
Decrease in prepaid expenses	10	141
Decrease in trade receivables	49	230
Decrease (increase) in other receivables	(15)	217
Decrease in inventory	253	1,171
(Decrease) increase in trade payables	106	(397)
Decrease in other payable and advanced payment from customers	(693)	(1,582)
Net cash used in operating activities	(7,495)	(11,596)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(49)	(16)
Amounts funded in respect of employee rights upon retirement, net	119	(7)
Net cash used in investing activities	70	(23)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares and warrants, net of $1,966 and $1,315 issuance costs, respectively	14,365	12,432
Repayment of loan	(2,648)	(3,702)
Taxes withheld in respect of share issuance	(14)	(113)
Net cash provided by financing activities	11,703	8,617
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(19)	(41)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,259	(3,043)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,257	6,300
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF YEAR	$7,516	$3,257
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes	$6	$13
Interest paid	$399	$863
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
Warrants granted to lender in a debt modification, see Note 7c	$123	-

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

a.	General

InspireMD, Inc., a Delaware corporation (the “Company”), together with its subsidiaries, is a medical device company focusing on the development and commercialization of its proprietary MicroNet™ stent platform technology for the treatment of complex vascular and coronary disease. MicroNet, a micron mesh sleeve, is wrapped over a stent to provide embolic protection in stenting procedures. In October 2014, the Company launched a limited market release of its carotid embolic prevention system (CGuard™ EPS), which combines MicroNet and a self-expandable nitinol stent in a single device to treat carotid artery disease. In January 2015, a new version of CGuard, with a rapid exchange delivery system, received CE mark approval in Europe and in September 2015, the Company announced the full market launch of CGuard EPS in Europe.

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

The Company has an accumulated deficit as of December 31, 2016, as well as a history of net losses and negative operating cash flows in recent years. The Company expects to continue incurring losses and negative cash flows from operations until its products (primarily CGuard™ EPS) reach commercial profitability. As a result of these expected losses and negative cash flows from operations, along with the Company’s current cash position, the Company only has sufficient resources to fund operations for a period of up to six months from the date of issuing these consolidated financial statements. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. These financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to inventory valuations, share based compensation and legal contingencies.

INSPIREMD, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

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

e.	Concentration of credit risk and allowance for doubtful accounts

Financial instruments that may potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, which are deposited in major financially sound institutions in the U.S, Israel and Germany, and trade accounts receivable. The Company’s trade accounts receivable are derived from revenues earned from customers from various countries. The Company performs ongoing credit evaluations of its customers’ financial condition and, requires no collateral from its customers. The Company also has a credit insurance policy for some of its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected ability to collect the accounts receivable. The Company reviews its allowance for doubtful accounts quarterly by assessing individual accounts receivable and all other balances based on historical collection experience and an economic risk assessment. If the Company determines that a specific customer is unable to meet its financial obligations to the Company, the Company provides an allowance for credit losses to reduce the receivable to the amount management reasonably believes will be collected, which is netted against “Accounts receivable- Trade”.

INSPIREMD, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

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

Revenue is recognized when delivery has occurred, evidence of an arrangement exists, title and risks and rewards for the products are transferred to the customer and collection is reasonably assured.

The Company recognizes revenue net of value added tax (VAT).

j.	Research and development costs

Research and development costs are charged to the statement of operations as incurred.

INSPIREMD, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

k.	Share-based compensation

Employee option awards are classified as equity awards and accounted for using the grant-date fair value method. The fair value of share-based awards is estimated using the Black-Scholes valuation model and expensed over the requisite service period, net of estimated forfeitures. Until December 31, 2015, the Company estimated forfeitures based on historical experience and anticipated future conditions. Beginning on January 1, 2016, the Company adopted Accounting Standards Update (“ASU”) 2016-09 and and elected to account for forfeitures as they occur. See Note 2s4.

The Company elected to recognize compensation expenses for awards with only service conditions that have graded vesting schedules using the accelerated multiple option approach.

In addition, certain share-based awards of the Company are market and performance based and dependent upon achieving certain goals. With respect to performance based awards, the Company estimates the expected pre-vesting award probability that the performance conditions will be achieved. The Company only recognizes expense for those shares that are expected to vest.

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

INSPIREMD, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

n.	Advertising

Costs related to advertising and promotion of products are charged to sales and marketing expense as incurred. Advertising expenses were approximately $0.1 million and $0.2 million for the years ended December 31, 2016 and 2015, respectively.

o.	Net loss per share

Basic and diluted net loss per share is computed by dividing the net loss for the period attributable to common stock by the weighted average number of shares of common stock outstanding during the period. For the year ended December 31, 2016 the basic and diluted net loss per also included 602,614 weighted average shares of common stock issuable to holders of Series B Convertible Preferred Stock (since the conversion is based only on the passage of time – see Note 10a).

The calculation of diluted net loss per share excludes potential share issuances of common stock upon the exercise of share options, warrants, restricted stocks and placement agent unit as the effect is anti-dilutive.

The total number of shares of common stock related to outstanding options, warrants, restricted stocks and placement agent unit excluded from the calculations of diluted loss per share were 2,668,117 and 200,194 for the years ended December 31, 2016 and 2015, respectively.

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

INSPIREMD, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

s.	Recently adopted and issued accounting pronouncements

1)	In April, 2015, the Financial Accounting Standards Board (“FASB”) ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” The new guidance requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The new guidance does not affect the recognition and measurement of debt issuance costs. The new guidance became effective during the first quarter of 2016 and was applied on a retrospective basis.

As of December 31, 2016 and December 31, 2015, $35,000 and $85,000, respectively were deducted from the carrying value of the “Current maturity of loan” in the consolidated balance sheets.

2)	In May 2014, the FASB issued Accounting Standards Codification (“ASC”) 606, Revenue from contracts with customers. The objective of the new revenue standard is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services, based on a five step model that includes the identification of the contract with the customer and the performance obligations in the contract, determination of the transaction price, allocation of the transaction price to the performance obligations in the contract and recognizing revenue when (or as) the entity satisfies a performance obligation. The revenue standard is effective for annual periods beginning on or after December 15, 2017. The Company expected that the adoption of this standard will not have a material impact on its consolidated financial statements.

3)	On July 22, 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” which requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Inventory measured using last-in, first-out and the retail inventory method are not impacted by the new guidance. The new guidance will be effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those years. Prospective application is required. Early adoption is permitted as of the beginning of an interim or annual reporting period. The adoption of this standard is not expected to have a material impact on its consolidated financial statements.

INSPIREMD, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

4)	In March 2016, the FASB issued ASU 2016-09 – Improvements to Employee Share Based Payment Accounting which simplifies certain aspects of the accounting for share-based payments, including accounting for income taxes, classification of awards as either equity or liabilities, classification on the statement of cash flows as well as allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted in any annual or interim period for which financial statements have not yet been issued, and all amendments in the ASU that apply must be adopted in the same period. The Company adopted the update during the quarter ended December 31, 2016, and has retroactively applied the guidance effective as of January 1, 2016. The Company elected to account for forfeitures as they occur rather than estimate expected forfeitures which resulted in a cumulative-effect adjustment to retained earnings as of the beginning of the current period of $457,000. Certain amounts or ratios for 2016 interim periods have been restated to reflect the adoption of this new guidance. Adoption of this update does not affect the Company’s total equity or book value per share.

5)	In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) Restricted Cash”. The new guidance requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include restricted cash and restricted cash equivalents. If restricted cash is presented separately from cash and cash equivalents on the balance sheet, companies will be required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. Companies will also need to disclose information about the nature of the restrictions. The guidance is effective for annual an interim reporting periods beginning after December 15, 2017, and early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

6)	In August 2016, the FASB issued ASU No. 2016-15 “Statement of Cash Flows Topic 230: Classification of Certain Cash Receipts and Cash Payments.” ASU No. 2016-15 issued guidance to clarify how certain cash receipts and cash payments should be presented in the statement of cash flows. ASU 2016-15 is effective for annual and interim reporting periods beginning on or after December 15, 2017 and early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

7)	In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The new standard is effective for annual periods and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

INSPIREMD, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

8)	In February 2016, the FASB issued ASU 2016-02, Leases, which requires to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The accounting standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company expected that the adoption of this standard will not have a material impact on its consolidated financial statements.

NOTE 3 - RESTRUCTURING AND IMPAIRMENT

Year ended December 31, 2015
($ in thousands)
Employee termination costs (1)	305
Lease settlement (2)	101
Total restructuring	$406
Impairment of royalties buyout (3)	576
Total restructuring and impairment	$982

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

(1)	During the year ended December 31, 2015, the company incurred $305,000 of costs associated with reducing the Company’s headcount.

(2)	On November 5, 2015, the Company entered into a second amendment (the “Second Lease Amendment”) to the lease agreement for its facilities in the U.S. Pursuant to the Second Lease Amendment and effective January 1, 2016, the Company agreed to reduce its leased space and surrender the released premises. The Company also agreed to pay transaction costs and settlement amount of $101,000.

(3)	During the year ended December 31, 2015 the Company recorded expenses related to the impairment of the royalties buyout asset amounting to $576,000 due to anticipated lower sales of MGuard Prime in the future resulting from industry preferences for drug eluting stents.

The Company values Level 3 Royalties buyout using an internally developed valuation model, whose inputs include future MGuard Prime EPS sales and the derived royalties payments.

INSPIREMD, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 4 - FAIR VALUE MEASURMENT

Fair value of financial instruments

The carrying amounts of financial instruments included in working capital approximate their fair value either because these amounts are presented at fair value or due to the relatively short-term maturities of such instruments. The fair value of the Loan (as defined in Note 7) approximated its carrying amount since it bears interest at rates that approximate current market rates.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

a.	Composition of assets, grouped by major classifications, is as follows:

	December 31,
	2016	2015
	($ in thousands)
Cost:
Computer equipment	$227	$221
Office furniture and equipment	107	104
Machinery and equipment	1,001	961
Leasehold improvements	143	143
	1,478	1,429
Less - accumulated depreciation and amortization	(1,099)	(957)
Net carrying amount	$379	$472

b.	Depreciation and amortization expenses totaled approximately $142,000 and $152,000 for the years ended December 31, 2016 and 2015, respectively.

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

The severance pay liability of the Company for the rest of its Israeli employees, which reflects the undiscounted amount of the liability, is based upon the number of years of service and the latest monthly salary. The severance pay liability is partly covered by insurance policies and by regular deposits with recognized severance payment funds. The Company may only withdraw funds previously deposited for savings in connection with the payment of severance. The severance pay expenses were approximately $130,000 and $211,000 for the years ended December 31, 2016 and 2015, respectively.

Defined contribution plan expenses were approximately $157,000 and $213,000 for the years ended December 31, 2016 and 2015, respectively.

The Company expects contribution plan expenses in 2017 to be approximately $198,000.

INSPIREMD, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 7 - loan

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

As of December 31, 2016, the future principal payments obligation for the Loan to be repaid in 2017 is $2,237,000.

INSPIREMD, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

c.	Loan Amendment

On June 13, 2016, the Company amended (the “Amendment”) the Loan and Security Agreement, dated October 23, 2013, as amended, to provide that, among other things, the principal payment shall be suspended for a four month period beginning May 1, 2016, provided that the Company receives unrestricted and unencumbered net cash proceeds in an amount of at least $10 million from the sale of the Company’s equity securities with investors acceptable to the lender on or prior to June 30, 2016. The Amendment also modified the term loan maturity date under the Loan and security Agreement to (i) April 1, 2017, if the Company does not complete such sale of its equity securities and the lender does not waive such condition to complete such sale prior to June 30, 2016, or (ii) June 1, 2017, if the Company completes such sale of its equity securities, or if the lender waives such condition to complete such sale of its equity securities, prior to June 30, 2016. In addition, the Company agreed to increase the end of term charge from $500,000 to $520,000 on the earliest to occur of February 1, 2017, or when the loan is paid in full or matures. In connection with the Amendment, the Company and its subsidiary granted a security interest in their intellectual property to the lender (see Note 11b). In connection with the Amendment, the Company issued the lender warrants to purchase up to the number of shares of common stock equal to $182,399 divided by (i) the lowest effective price per share, determined on a common stock-equivalent basis, for which the Company’s equity securities are sold and issued by the Company in an equity financing in which the Company receives unrestricted aggregate gross cash proceeds of at least $7.5 million, subject to adjustment from time to time in accordance with the terms of the warrant agreement, or (ii) if such equity financing shall not have been consummated on or before July 30, 2016, or if, prior to the consummation of such equity financing, there shall be a transaction involving a change of control or a dissolution, liquidation or winding-up of the Company, then the closing price of a share of common stock on June 13, 2016, subject to adjustment thereafter from time to time in accordance with the terms of the warrant agreement. The warrants are immediately exercisable and have a five year term. The principal payments of May 1, 2016 and June 1, 2016 were suspended and although the July 2016 Offering (see Note 10a) had not closed prior to June 30, 2016, the lender agreed to waive the July 1, 2016 principal payment. Additionally, on July 6, 2016, the lender agreed to waive the August 1, 2016 principal payment, as well. The Loan under the Loan and Security Agreement, as amended by the Amendment, matures on June 1, 2017.

The Company has concluded that the above changes to the terms of the Loan and security Agreement do not constitute a troubled debt restructuring as no concession has been granted. As such, the Company applied the guidance in ASC 470-50, Modifications and Extinguishments. The accounting treatment is determined by whether (1) the Investors remain the same and (2) the change in the debt terms is considered substantial.

INSPIREMD, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

Since the lenders remained the same before and after the Amendment, the Company has made a quantitative test, in order to determine whether the Loan and security Agreement, as amended by the Amendment, is substantially different from the Loan and security Agreement prior to the Amendment became effective. According to ASC 470-50-40-10, from the debtor’s perspective, an exchange of debt instruments between or a modification of a debt instrument by a debtor and a creditor is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. If the terms of a debt instrument are changed or modified and the cash flow effect on a present value basis is less than 10 percent, the debt instruments are not considered to be substantially different.

Based on the accounting analysis performed, the Company concluded that the Loan and security Agreement, as amended by the Amendment, was not substantially different from the Loan and security Agreement prior to the Amendment becoming effective, and, as such, accounted for the Amendment as a modification. Accordingly, no gain or loss was recorded and a new effective interest rate was established based on the carrying value of the Loan and security Agreement prior to the Amendment became effective and the revised cash flows pursuant to the Loan and security Agreement, as amended by the Amendment, including the fair value of the warrants issued to the lender.

Following the closing of the July 2016 Offering (see Note 10a), pursuant to the warrant agreement discussed above, the Company issued to the lender warrants to purchase 38,691 shares of common stock. The warrants are exercisable immediately and have a term of exercise of 5 years from the date of issuance and an exercise price of $4.71. Given the settlement mechanism described above, the warrants as of the Amendment date were classified as a liability and subsequently, upon closing of the July 2016 Offering, were reclassified to equity.

INSPIREMD, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 8 - RELATED PARTIES TRANSACTIONS

a.	Chief Executive Officer (“CEO”)

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

INSPIREMD, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

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

The Fourth Amendment further provides that on or within 20 business days of the closing of the Financing, the CEO will be granted, subject to approval of the Board of Directors and the CEO’s continued employment by the Company through the applicable grant date, (i) a nonqualified stock option relating to the number of shares of the Company’s common stock equal to 2% of the Company’s outstanding common stock on the date of the closing of the Financing (the “Financing Option”) and (ii) a restircted stock award equal to 2% of the Company’s outstanding common stock on the date of the closing of the Financing (the “Financing Restricted Stock Award”), in each case, subject to the terms and conditions of the Company’s 2013 Long-Term Incentive Plan and a nonqualified stock option agreement and a restricted stock award agreement to be entered into by the Company and the CEO. From the July 2016 Offering, the Company received more than an aggregate of $5 million, and, as such, on July 25, 2016, the CEO was granted the Financing Option to purchase 70,500 shares of the Company’s common stock at an exercise price of $4.75, which is equal to the closing fair market value of common stock on the date of grant, vesting on the first anniversary of the date of the grant, and on August 1, 2016, the CEO was granted the Financing Restricted Stock Award of 70,500 restricted shares of the Company’s common stock, vesting on the first anniversary of the date of the grant.

In calculating the fair value of the above options the Company used the following assumptions: dividend yield of 0%; expected term of 5 years; expected volatility of 87.29%; and risk-free interest rate of 1.22%.

The fair value of the above options, using the Black-Scholes option-pricing model, was approximately $0.2 million.

The fair value of the above restricted shares of common stock, using the Black-Scholes option-pricing model, was approximately $0.3 million.

INSPIREMD, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

b.	On January 16, 2016, the Board of Directors appointed a new director and Vice Chairman of the Board, effective as of January 22, 2016, with a term expiring at the Company’s 2017 annual meeting of stockholders. On April 30, 2016, in connection with his appointment, the new director was granted an option to purchase 31,202 shares of the Company’s common stock at an exercise price equal to the closing fair market value of the common stock on the date of grant on April 30, 2016, subject to the terms and conditions of the the InspireMD, Inc. 2013 Long-Term Incentive Plan (the “2013 Plan”)and the 2011 UMBRELLA Option Plan. Options to purchase 7,801 shares of Common Stock vest and become exercisable immediately upon the time of grant, and, until all 31,202 options shall have vested, options to purchase 7,801 shares of common stock will vest and become exercisable each time upon (i) the Company raising at least $15 million through an equity offering; (ii) the Company’s market cap becoming equal to or greater than $25 million; (iii) the Company receiving research coverage by three new analysts at a leading investment bank; or (iv) the tripling of the Company’s market cap from the date of appointment. Any of the foregoing conditions, if achieved following the director’s appointment but prior to April 30, 2016, would have been deemed satisfied on the date of grant. However, in the event (i) of the director’s death or permanent disability, (ii) a change in control (as defined in the Plan) or (iii) if the director is asked to resign for any reason other than cause (as defined in the Company’s form of Nonqualified Stock Option Agreement under its Plan), the options shall vest immediately in full. The options have a term of 10 years from the date of grant and the exercise price may be paid in either cash or on a cashless basis.

The fair value of options with market cap related conditions reflect the probability of achieving the respective condition, and are recognized through the date in which it is expected to be met. The fair value of such options was determined using the Monte-Carlo option-pricing model with the following primary assumptions: the probability to achieve various gross proceeds in future offerings, dividend yield of 0%; expected term of 10 years; expected volatility of 85.73%; and risk-free interest rate of 1.81%. The fair value of the above options with market conditions, using the Monte-Carlo option-pricing model, was approximately $96,000.

The remaining tranches would vest upon achievment of performance conditions. Accordingly, the fair value of such options would be recognized based upon the number of options expected to vest and when the occurrence of the condition is considered probable.

In calculating the fair value of the above options with performance conditions the Company used the following assumptions: dividend yield of 0%; expected term of 5.5 years; expected volatility of 85.81%; and risk-free interest rate of 1.25%. The fair value of the above options with performance conditions, using the Black-Scholes option-pricing model, was approximately $66,000.

c.	On January 26, 2016 the Company entered into an option cancellation and release agreement with certain directors, the former CEO, the CEO who at the time was acting as the Company’s Chief Operating Officer and the Chief Financial Officer (“CFO”) (collectively “the Optionholders”), pursuant to which the parties agreed to cancel options to purchase an aggregate of 16,910 shares of common stock of the Company previously granted to each of the Optionholders. For accounting purposes, the cancellation was treated as a settlement for no consideration and accordingly all remaining unrecognized compensation cost amounting to approximately $800,000 was recognized.

INSPIREMD, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

d.	During the years ended December 31, 2016 and 2015, the Company granted stock options to directors to purchase a total of 134,232 and 5,555 shares of the Company’s common stock, respectively. The options have exercise prices of $3.04 - $12.50 and $42.50-$195.00, per share, respectively, which were the fair market value of the Company’s common stock on the date of each respective grant.Of the 134,232 options granted in 2016, 82,500 options are subject to a three-year vesting period with one-third of such awards vesting each year, 20,530 options were in lieu of cash compensation that was owed to them for their services as directors for the fourth quarter of 2015 and the first and second quarters of 2016 and are fully vested as of their grant date and the remaining options are subject to certain market and performance conditions. Of the 5,555 options granted in 2015, 4,320 options were in lieu of cash compensation that was owed to them for their services as directors for the third and fourth quarters of 2014 and the first through third quarter of 2015 and are fully vested as of their grant date and the remaining options are subject to a three-year vesting period, with one-third of such awards vesting each year.

The fair value of the above options, using the Black-Scholes option-pricing model, was approximately $526,000 and $338,000, respectively.

e.	Balances with related parties:

	December 31,
	2016	2015
	($ in thousands)
Current liabilities:
Other accounts payable	$77	$132

f.	Transactions with related parties:

	Year ended December 31,
	2016	2015
	($ in thousands)

Compensation expenses (including share based compensation)	$1,499	$1,892

INSPIREMD, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 9 - COMMITMENTS AND CONTINGENT LIABILITIES

a.	Lease commitments:

1)	The Company has a lease agreement for its facilities in the U.S which expires in October 2017.

The Subsidiary has a lease agreement for a facility in Israel, which expires on December 31, 2018 with an option to extend the agreement for two additional years until December 31, 2020 under the terms stipulated in the agreement.

Rent expense included in the consolidated statements of operations totaled approximately $319,000 and $383,000 for the years ended December 31, 2016 and 2015, respectively. The rent expense for the year ended December 31, 2015 excludes $101,000, which is recorded under “Restructuring and impairment” in the consolidated statements of operations. See Note 3.

As of December 31, 2016, the aggregate future minimum lease obligations for office rent under non-cancelable operating lease agreements are as follows:

($ in thousands)
Year Ended December 31:
2017	$326
2018	276
$602

2)	The Company leases its motor vehicles under operating lease agreements. As of December 31, 2016, the aggregate non-cancelable future minimum lease obligations for motor vehicles were approximately $6,000.

INSPIREMD, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

b.      Liens and pledges:

The Company’s obligations under the Loan and Security Agreement were secured by the Israeli Security Agreements and the Deposit Account Control Agreements on all of the assets and properties of the Company and InspireMD Ltd., other than the intellectual property of the Company and InspireMD Ltd. See Note 7.

c.      Litigation:

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

The Company received written communication from a distributor to provide unspecified compensation for pre-paid goods subject to the voluntary field action. After considering the views of its legal counsel as well as other factors, the Company’s management believes that there is a reasonably possible likelihood of a loss from any related future proceedings would range from a minimal amount up to 1,075,000 Euros.

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

In July 2016, a service provider filed a suit seeking damages from the Company’s subsidiary amounting to $1,967,822 The Company’s management, after considering the views of its legal counsel as well as other factors, is of the opinion that a loss to the Company is neither probable nor in an amount or range of loss that is estimable.

NOTE 10 - EQUITY

a.	Share capital

The Company’s common shares are listed on the NYSE MKT.

On September 30, 2015, the Company filed with the Secretary of State of Delaware a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a one-for-ten reverse stock split of its common stock, par value $0.0001 per share , effective as of October 1, 2015, which decreased the number of issued and outstanding shares of common stock and restricted shares of common stock from 3.1 million shares to 0.3 million shares. The Company’s authorized common stock was decreased from 125 million shares to 50 million shares.

On May 25, 2016 the Company filed with the Secretary of State of Delaware a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the Company’s number of authorized shares of common stock from 50 million to 150 million.

INSPIREMD, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

On September 28, 2016, the Company filed with the Secretary of State of Delaware a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a one-for-twenty five reverse stock split of its common stock, par value $0.0001 per share , effective as of October 7, 2016, which decreased the number of issued and outstanding shares of common stock and restricted shares of common stock from 35.7 million shares to 1.4 million shares.

Accordingly, as of December 31, 2016, the Company has authorized 155,000,000 shares of capital stock, par value $0.0001 per share, of which 150,000,000 are shares of common stock and 5,000,000 are shares of “blank check” preferred stock.

All related share and per share data have been retroactively applied to the financial statements and their related notes for all periods presented.

On March 9, 2015, the Company sold 137,481  shares of its common stock and warrants to purchase 137,481 shares of common stock in a registered direct offering. Each purchaser received a warrant to purchase one share of common stock for each share of common stock that it purchased in the offering. The warrants, which are classified as equity, are exercisable immediately and have a term of exercise of 5 years from the date of issuance and an exercise price of $137.5. This offering resulted in net proceeds to the Company of approximately $12.4 million after deducting placement agent fees and other offering expenses.

On January 26, 2016 the Company entered into option cancellation and release agreements with the Optionholders. See Note 10a.

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

INSPIREMD, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

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

The Company received gross proceeds of approximately $14.6 million from the July 2016 Offering, before deducting placement agent fees and offering expenses payable by the Company.

For accounting purposes, the Company analyzed the classification of the Series B Convertible Preferred Stock, including whether the embedded conversion options should be bifurcated. As the Series B Convertible Preferred Stock is not redeemable, and the host contract was determined to be akin to equity, the entire instrument was classified as equity.

The Company has also concluded that the warrants accompanying Series B Convertible Preferred Stock are classified as equity, since the warrants bear a fixed conversion ratio and all other criteria for equity classification have been met.

During the year ended December 31, 2016, 130,903 shares of Series B Convertible Preferred Stock were converted into 916,321 shares of common stock.

Following the closing of the July 2016 Offering, pursuant to a warrant agreement (see Note 4), the Company issued to a lender warrants to purchase 38,691 shares of common stock .

As of December 31, 2016 the Company issued total of 2,029,912 warrants to purchase 2,029,912 shares of common stock.

INSPIREMD, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

b.	Share-Based Compensation

1)	On March 28, 2011, the board of directors and stockholders of the Company adopted and approved the InspireMD, Inc. 2011 UMBRELLA Option Plan (the “Umbrella Plan”) which expires on March 27, 2021. Under the Umbrella Plan, as subsequently amended, the Company reserved 20,000 shares of common stock as awards to employees, consultants, and service providers. As of December 31, 2016, the Company had 1,694 shares of common stock available for future issuance under the plans as described above.

On December 16, 2013, the board of directors and stockholders of the Company adopted and approved the 2013 Plan. Under the 2013 Plan, the Company initially reserved 20,000 shares of common stock for awards to employees, officers, directors, consultants, and service providers. On September 9, 2015, May 24, 2016 and September 28, 2016, the stockholders approved an amendment to the 2013 Plan to increase the number of shares of common stock available for issuance pursuant to awards under the 2013 Plan by 18,800, 400,000 and 252,000 shares of common stock, respectively, to a total of 690,800 shares of common stock. As of December 31, 2016, the Company reserved 233,189 shares of common stock available for future issuance under the plans as described above.

The 2013 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly, in combination, or in tandem. The 2013 Plan is administered by the Company’s compensation committee.

In 2004, Section 409A was added to the U.S. Internal Revenue Code of 1986, as amended (the “Code”) to regulate all types of deferred compensation. Certain performance awards, stock options, stock appreciation rights, restricted stock units, and certain types of restricted stock are subject to Section 409A of the Code.

Pursuant to the current Section 102 of the Israeli Tax Ordinance, which came into effect on January 1, 2003, options may be granted through a trustee (i.e., Approved 102 Options) or not through a trustee (i.e., Unapproved 102 Options). As a result of an election made by the Company under Section 102 of the Income Tax Ordinance, the Company will not be allowed to claim as an expense for tax purposes in Israel the amounts credited to the employee as capital gains to the grantees, although it will generally be entitled to do so in respect of the salary income component (if any) of such awards when the related tax is paid by the employee.

INSPIREMD, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

2)	During the years ended December 31, 2016 and 2015, the Company granted stock options to the CEO, employees and directors to purchase a total of 328,698 and 8,599 shares of the Company’s common stock,respectively. The options have exercise prices ranging from $1.86-$12.5 and $42.5-$207.5 per share, respectively, which were the fair market value of the company’s common stock on the date of each respective grant. The fair value of the above options, using the Black-Scholes and the Monte-Carlo option pricing models, was approximately $1,023,000 and $660,000, respectively. Of the 328,698 stock options granted in 2016, 161,025 options are subject to a three-year vesting period with one-third of such awards vesting each year, 32,000 options are subject to a two-year vesting period with one-half of such awards vesting each year, 83,941 options are subject to a one-year vesting period, 28,331 options are fully vested as of their grant date and the remaining options are subject to certain market and performance conditions. Of the 8,599 stock options granted in 2015, 4,320 options are fully vested as of their grant date and the remaining options are subject to a three-year vesting period with one-third of such awards vesting each year.

3)	During the year ended December 31, 2016 and 2015, the Company granted to the CEO, employees and directors 129,825 and 7,866 restricted shares of the Company’s common stock, respectively. The fair value of these restricted shares was approximately $545,000 and $1,157,000. Of the 129,825 restricted shares granted during the year ended December 31, 2016, 70,500 restricted shares are subject to a one-year vesting period and the remaining restricted shares are subject to a three-year vesting period, with one-third of such awards vesting each year. Of the 7,866 restricted shares granted during the year ended December 31, 2015, 1,732 restricted shares are subject to a one-year vesting period, 370 restricted shares are fully vested as of their grant date and are subject to a 6 month lock up period, 2,553 restricted shares are fully vested as of their grant date, 1,330 restricted shares are subject to a six-month vesting period and 1,881 restricted shares are subject to a three-year vesting period, with one-third of such awards vesting each year.

INSPIREMD, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

4)	The following table summarizes information about warrants and share options to employees:

	Year ended December 31
	2016		2015
	Number of warrants and options	Weighted average exercise price	Number of warrants and options	Weighted average exercise price
Outstanding - beginning of period	28,548	$752.5	21,463	$1002.5
Granted	328,698	4.57	8,599	132.5
Forfeited	(20,861)	689.47	(1,514)	767
Exercised	(153)	-
Outstanding -end of period	336,232	$25.48	28,548	$752.5
Exercisable at the end of the period	51,275	$145.35	13,792	$1,159.25

5)	The following table summarizes information about warrants and share options to non-employees:

	Year ended December 31
	2016		2015
	Number of warrants and options	Weighted average exercise price	Number of warrants and options	Weighted average exercise price
Outstanding - beginning of period	5,372	$1,134	5,597	$1,120
Granted	-	-	-	-
Forfeited	(3,722)	1,278.55	(225)	766.75
Exercised	(147)	-
Outstanding - end of period	1,503	$890.42	5,372	$1,134.25
Exercisable at the end of the period	1,485	$886.28	5,356	$1,134

INSPIREMD, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

6)	The following table summarizes information about restricted shares to employees:

	Year ended December 31
	2016	2015
	Number of restricted shares
Outstanding - beginning of period	5,889	4,103
Granted	129,825	7,866
Forfeited	(1,266)	(406)
Vested	(3,999)	(5,674)
Outstanding - end of period	130,449	5,889

7)	The following table provides additional information about all warrants and options outstanding and exercisable:

	Outstanding as of December 31, 2016
Exercise price	Warrants and options outstanding	Weighted average remaining contractual life (years)	Warrants and options exercisable
$0-$1.86	45,823	9.76	382
$3.04-$3.25	143,400	4.68	-
$4.75-$12.5	139,857	9.51	43,932
$42.5-$207.5	3,405	7.43	3,280
$557.5-$2,100	5,250	3.89	5,165
	337,735	7.39	52,760

The weighted average of the remaining contractual life of total vested and exercisable warrants and options as of December 31, 2016 was 8.70 years.

The aggregate intrinsic value of the total exercisable warrants and options as of December 31, 2016 was approximately $955.

The weighted average fair value of warrants and options granted was approximately $3.11 and $77.75 for the years ended December 31, 2016 and 2015, respectively. The weighted average fair value of warrants and options granted was estimated using the Black-Scholes option-pricing model.

8)	The following table sets forth the assumptions that were used in determining the fair value of options granted to employees for the years ended December 31, 2016 and 2015:

	Year ended December 31
	2016	2015
Expected life	5-6.5 years	5-6.5 years
Risk-free interest rates	1.01%-2.06%	1.41%-1.71%
Volatility	85.8%-91.03%	62.68%-71.12%
Dividend yield	0%	0%

INSPIREMD, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

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

Until December 31, 2015, the Company estimated forfeitures based on its employment termination history. Beginning January 1, 2016, the Company adopted ASU 2016-09 and elected to account for forfeitures as they occur. The annual risk-free rates are based on the yield rates of zero coupon non-index linked U.S. Federal Reserve treasury bonds as both the exercise price and the share price are in dollar terms.  The Company’s expected volatility is derived from a blended volatility, based on its historical data and that of a peer group of public companies.

9)	As of December 31, 2016, the total unrecognized compensation cost on employee and non-employee stock options and restricted shares, related to unvested stock-based compensation, amounted to approximately $1 million. This cost is expected to be recognized over a weighted-average period of approximately 0.83 years. This expected cost does not include the impact of any future stock-based compensation awards.

10)	The following table summarizes the allocation of total share-based compensation expense in the consolidated statements of operations:

	Year ended December 31
	2016	2015
	($ in thousands)
Cost of revenues	$1	$8
Research and development	182	716
Sales and marketing	(85)	179
General and administrative	880	2,145
Restructuring and impairment	-	59
	$978	$3,107

INSPIREMD, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 11 - TAXES ON INCOME:

a.	Tax laws applicable to the Company and its subsidiaries

Taxation in the United States

InspireMD, Inc. is taxed under U.S. tax laws. Accordingly, the applicable corporate tax rate is 34%.

Taxation in Israel

In January 2016, the Law for the Amendment of the Income Tax Ordinance (No. 216) was published, enacting a reduction of corporate tax rate in 2016 and thereafter, from 26.5% to 25%.

In December 2016, the Economic Efficiency Law (Legislative Amendments for Implementing the Economic Policy for the 2017 and 2018 Budget Year), 2016 was published, introducing a gradual reduction in corporate tax rate from 25% to 23%. However, the law also included a temporary provision setting the corporate tax rate in 2017 at 24%. As a result, the corporate tax rate will be 24% in 2017 and 23% in 2018 and thereafter.

Taxation in Germany

InspireMD GmbH is taxed according to the tax laws in Germany. Accordingly, the applicable tax rates are corporate tax rate of 15.825% and trade tax rate of 17.15%.

Taxation in UK

InspireMD UK is taxed according to the tax laws in the UK. Accordingly, the applicable tax rate is a corporate tax rate of 20%. The Company closed InspireMD UK in 2015.

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

The main benefit, to which InspireMD Ltd. is entitled, conditional upon the fulfilling of certain conditions stipulated by the above law, is a two-year exemption and eight years of a reduced tax rate of 10% to 25% from tax on income derived from beneficiary activities in facilities in Israel. The two-year exemption starts only when the Company starts to pay taxes after using all carryforward tax losses. The tax benefit period is twelve years from the year of election, which means that after a year of election, the two-year exemption and eight years of reduced tax rate can only be used within the next twelve years. The Company elected the year 2007, as a year of election and 2011 as an additional year of election.

INSPIREMD, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

In the event of a distribution of tax-exempt income attributable to “Beneficiary Enterprises” as a cash dividend, the Company will be required to pay tax at a rate of 10% to 25% on the amount distributed, subject to certain conditions. In addition, dividends originating from income attributable to the “Beneficiary Enterprises” will be subject to a 15% withholding tax.

Should InspireMD Ltd. derive income from sources other than the “Beneficiary Enterprises” during the period of benefits, such income shall be taxable at the regular corporate tax rate.

1)	Conditions for entitlement to the benefits

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

As of December 31, 2016, InspireMD Ltd. had a net carry forward tax loss of approximately $60 million. Under Israeli tax laws, the carry forward tax losses can be utilized indefinitely. The Company had a net carry forward tax loss of approximately $33 million. Under U.S. tax laws, the Company’s tax losses can be utilized two years back and twenty years forward. As such the Company’s carry forward tax losses will begin to expire on December 31, 2031.

d.	Loss before income taxes

The components of loss before income taxes are as follows:

	Year ended December 31,
	2016	2015
	($ in thousands)
Loss before taxes on income:
InspireMD, Inc.	$(3,640)	$(6,131)
Subsidiaries	(4,820)	(9,450)
	$(8,460)	$(15,581)

INSPIREMD, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 11 - TAXES ON INCOME (continued):

Current taxes on income

The main reconciling items between the statutory tax rate of the Company and the effective tax rate are the change in subsidiary tax rates and the change in valuation allowance in respect of tax benefits from carried forward tax losses due to uncertainty of the realization of such tax benefits.

The changes in the valuation allowance for the year ended December 31, 2016 and 2015 were as follows:

	Year ended December 31,
	2016	2015
	($ in thousands)
Balance at the beginning of the year	$28,970	$24,655
Changes during the year	712	4,315
Balance at the end of the year	$29,682	$28,970

INSPIREMD, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

e.	Accounting for Uncertain Tax position

The Company has no uncertain tax positions as of December 31, 2016.

A summary of open tax years by major jurisdiction is presented below:

Jurisdiction	Years
U.S.	2013-2016
Israel	2013-2016
Germany	2011-2016
United Kingdom	2014-2015

f.	Deferred income tax:

	December 31,
	2016	2015
	($ in thousands)

Short-term:
Allowance for doubtful accounts	$64	$74
Provision for vacation and recreation pay	34	105
	98	179
Long-term:
R&D expenses	459	1,326
Share-based compensation	4,027	3,737
Carry forward tax losses	25,053	23,674
Accrued severance pay, net	45	54
	29,584	28,791
Less-valuation allowance	(29,682)	(28,970)
	$-	$-

INSPIREMD, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 12 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION:

Balance sheets:

a.	Accounts receivable:

The changes in “Allowance for doubtful accounts” during the years ended December 31, 2016 and 2015 are as follows:

	Year ended December 31,
	2016	2015
	($ in thousands)
Balance at beginning of period	$346	$337
Additions during the period	-	72
Deductions during the period	-	(49)
Exchange rate differences	(10)	(14)
Balance at end of period	$336	$346

b.       Inventories:

	December 31,
	2016	2015
	($ in thousands)
Finished goods	$83	$301
Work in process	233	307
Raw materials and supplies	184	145
	$500	$753

For the years ended December 31, 2016 and 2015, the Company recorded expenses for slow moving inventory in the amounts of $50,000 and $588,000, respectively.

c.       Accounts payable and accruals-other:

	December 31,
	2016	2015
	($ in thousands)
Employees and employee institutions	$357	$412
Accrued vacation and recreation pay	137	377
Accrued clinical trials expenses	467	582
Provision for sales commissions	56	80
Accrued expenses	425	552
Other	5	3
	$1,447	$2,006

INSPIREMD, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 13 - ENTITY WIDE DISCLOSURES:

Revenues are attributed to geographic areas based on the location of the customers. The following is a summary of revenues:

	Year ended December 31,
	2016	2015
	($ in thousands)
Germany	$631	$519
Italy	382	415
Belarus	134	226
Brazil	57	238
Other	690	912
	$1,894	$2,310

By product:

	Year ended December 31,
	2016	2015
	($ in thousands)
CGuard	$1,147	$703
MGuard*	747	1,607
	$1,894	$2,310

*Includes revenue from sales of both MGuard Prime and MGuard.

By principal customers:

	Year ended December 31,
	2016	2015
Customer A	28%	9%
Customer B	13%	7%
Customer C	7%	10%
Customer D	5%	11%

All tangible long lived assets are located in Israel.

