Form 10-Q
period 2017-03-31
InspireMD, Inc.
filed 2017-05-09
CIK 1433607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

(888) 776-6204

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)
Smaller reporting company [X]	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares of the registrant’s common stock, $0.0001 par value, outstanding as of May 9, 2017: 7,421,846

2

INSPIREMD, INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2017

The amounts are stated in U.S. dollars in thousands

PART I

Item 1. Financial statements

INSPIREMD, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,572	$7,516
Accounts receivable:
Trade, net	471	356
Other	189	157
Prepaid expenses	21	65
Inventory	329	500
TOTAL CURRENT ASSETS	9,582	8,594

NON-CURRENT ASSETS:
Property, plant and equipment, net	496	379
Fund in respect of employee rights upon retirement	402	399
Royalties buyout	32	38
TOTAL NON-CURRENT ASSETS	930	816
TOTAL ASSETS	$10,512	$9,410

INSPIREMD, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands other than share and per share data)

	March 31, 2017	December 31, 2016
LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Current maturity of long-term loan	$-	$2,680
Accounts payable and accruals:
Trade	351	618
Other	1,884	1,447
Advanced payment from customers	23	33
TOTAL CURRENT LIABILITIES	2,258	4,778

LONG-TERM LIABILITIES-
Liability for employees rights upon retirement	540	587
TOTAL LONG-TERM LIABILITIES	540	587

COMMITMENTS AND CONTINGENT LIABILITIES (Note 9)
TOTAL LIABILITIES	2,798	5,365

EQUITY:

Common stock, par value $0.0001 per share; 150,000,000 and 50,000,000 shares authorized at March 31, 2017 and December 31, 2016, respectively; 6,830,070 and 1,475,318 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	1	-
Preferred B shares, par value $0.0001 per share; 500,000 shares authorized at March 31, 2017 and December 31, 2016, respectively; 191,993 and 311,521 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	-	-
Preferred C shares, par value $0.0001 per share; 1,172,000 shares authorized at March 31, 2017 and December 31, 2016, respectively; 808,612 and 0 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	-	-
Additional paid-in capital	142,186	135,959
Accumulated deficit	(134,473)	(131,914)
Total equity	7,714	4,045
Total liabilities and equity	$10,512	$9,410

The accompanying notes are an integral part of the interim consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except per share data)

	Three months ended March 31,
	2017	2016
REVENUES	$569	$563
COST OF REVENUES	495	497
GROSS PROFIT	74	66
OPERATING EXPENSES:
Research and development	350	379
Selling and marketing	532	365
General and administrative	1,596	1,352
Total operating expenses	2,478	2,096
LOSS FROM OPERATIONS	(2,404)	(2,030)
FINANCIAL EXPENSES, net:
Interest expenses	119	179
Other financial expenses	35	42
Total financial expenses	154	221
LOSS BEFORE TAX EXPENSES	(2,558)	(2,251)
TAX EXPENSES	1	1
NET LOSS	$(2,559)	$(2,252)
NET LOSS PER SHARE - basic and diluted	$(0.81)	$(7.00)
WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES USED IN COMPUTING NET LOSS PER SHARE - basic and diluted	3,946,434	321,684

The accompanying notes are an integral part of the interim consolidated financial statements

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Three months ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,559)	$(2,252)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42	48
Change in liability for employees right upon retirement	(47)	(122)
Financial expenses	(488)	33
Share-based compensation expenses	263	384
Loss on amounts funded in respect of employee rights upon retirement, net		1
Changes in operating asset and liability items:
Decrease in prepaid expenses	44	13
Increase in trade receivables	(115)	(141)
Increase in other receivables	(32)	(62)
Decrease in inventory	171	242
Decrease in trade payables	(267)	(59)
Increase in other payables and advance payment from customers	230	50
Net cash used in operating activities	(2,758)	(1,865)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(153)
Amounts (funded) gained in respect of employee rights upon retirement, net	(3)	90
Net cash provided by (used in) investing activities	(156)	90
CASH FLOWS FROM FINANCING ACTIVITIES:
Taxes withheld in respect of share issuance		(16)
Proceeds from issuance of shares and warrants, net of $issuance costs	6,162	1,520
Repayment of long-term loan	(2,179)	(988)
Net cash provided by financing activities	3,983	516
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(13)	1
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,056	(1,258)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	7,516	3,257
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$8,572	$1,999
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
Placement Agent Fees in connection with short term warrants, see also note 5a	$107
Issuance costs	$90

The accompanying notes are an integral part of the interim consolidated financial statements.

INSPIREMD, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

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

The Company has an accumulated deficit as of March 31, 2017, as well as a history of net losses and negative operating cash flows in recent years. The Company expects to continue incurring losses and negative cash flows from operations until its products (primarily CGuard™ EPS) reach commercial profitability. As a result of these expected losses and negative cash flows from operations, along with the Company’s current cash position, the Company has sufficient resources to fund operations only for a period of up to eight months from the date of issuing these interim consolidated financial statements. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. These financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, the financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position and results of operations of the Company. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2016, as found in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 16, 2017. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of results that could be expected for the entire fiscal year.

INSPIREMD, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 3 – RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

1)	In May 2014, the FASB issued Accounting Standards Codification (“ASC”) 606, Revenue from contracts with customers. The objective of the new revenue standard is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services, based on a five step model that includes the identification of the contract with the customer and the performance obligations in the contract, determination of the transaction price, allocation of the transaction price to the performance obligations in the contract and recognizing revenue when (or as) the entity satisfies a performance obligation. The revenue standard is effective for annual periods beginning on or after December 15, 2017. The Company expects that the adoption of this standard will not have a material impact on its consolidated financial statements.

2)	On July 22, 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” which requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Inventory measured using last-in, first-out and the retail inventory method are not impacted by the new guidance. The new guidance will be effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those years. Prospective application is required. The adoption of this standard did not have a material impact on the consolidated financial statements.

INSPIREMD, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

3)	In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) Restricted Cash”. The new guidance requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include restricted cash and restricted cash equivalents. If restricted cash is presented separately from cash and cash equivalents on the balance sheet, companies will be required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. Companies will also need to disclose information about the nature of the restrictions. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017, and early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

4)	In August 2016, the FASB issued ASU No. 2016-15 “Statement of Cash Flows Topic 230: Classification of Certain Cash Receipts and Cash Payments.” ASU No. 2016-15 issued guidance to clarify how certain cash receipts and cash payments should be presented in the statement of cash flows. ASU 2016-15 is effective for annual and interim reporting periods beginning on or after December 15, 2017 and early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

5)	In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The new standard is effective for annual periods and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

INSPIREMD, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

6)	In February 2016, the FASB issued ASU 2016-02, Leases, which requires to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The accounting standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company expects that the adoption of this standard will not have a material impact on its consolidated financial statements.

7)	In March 2016, the FASB issued ASU 2016-09 – Improvements to Employee Share Based Payment Accounting which simplifies certain aspects of the accounting for share-based payments, including accounting for income taxes, classification of awards as either equity or liabilities, classification on the statement of cash flows as well as allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted the update during the quarter ended December 31, 2016, and has retroactively applied the guidance effective as of January 1, 2016. The Company elected to account for forfeitures as they occur rather than estimate expected forfeitures which resulted in a cumulative-effect adjustment to retained earnings as of the beginning of the comparative period, January 1, 2016, of $457,000. Certain amounts or ratios presented herein for 2016 interim periods have been adjusted to reflect the adoption of this new guidance. Adoption of this update does not affect the Company’s total equity. The following table summarizes the Company’s As Reported and As Adjusted changes to the consolidated statement of operations for the three months ended March 31, 2016:

	3 Months Ended March 31, 2016
	As Reported	As Adjusted
	($ in thousands)
NET LOSS	$(2,609)	$(2,252)
NET LOSS PER SHARE - basic and diluted	$(8.11)	$(7.00)

NOTE 4 - LONG-TERM LOAN:

On March 21, 2017, the Company paid the remaining balance under the Company’s Loan and Security Agreement, dated as of October 23, 2013, in consideration of $1,159,000. All liens and other security interests granted by the Company and its subsidiaries in connection with the Loan and Security Agreement were terminated upon such payment.

NOTE 5 - EQUITY:

a.	On March 14, 2017 , the Company closed a public offering of 1,069,822 shares of Series C Convertible Preferred Stock, Series B warrants to purchase up to 4,279,288 shares of common stock and Series C warrants to purchase up to 4,279,288 shares of common stock (the “March 2017 Offering”). Each share of Series C Convertible Preferred Stock and the accompanying warrants were sold at a price of $6.40. Each share of Series C Convertible Preferred Stock is convertible into 4 shares of common stock reflecting a conversion price equal to $1.60 per share.

INSPIREMD, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

The Company received gross proceeds of approximately $6.8 million from the offering, before deducting placement agent fees payable by the Company equal to 8.0% of the gross proceeds of the offering and a solicitation fee equal to 3.0% of the proceeds from the exercise of the Series C Warrants and offering expenses payable by the Company.

The holders of Series C Convertible Preferred Stock may elect to convert at anytime. The Series C Convertible Preferred Stock has certain anti-dilution provisions.

The Series B warrants are exercisable immediately and have a term of exercise of five years from the date of issuance and have an exercise price of $2.00 per share of common stock.

The Series C warrants are exercisable immediately and have a term of exercise of six months from the date of issuance and have an exercise price of $1.60 per share of common stock.

For accounting purposes, the Company analyzed the classification of the Series C Convertible Preferred Stock, including whether the embedded conversion options should be bifurcated. As the Series C Convertible Preferred Stock is not redeemable, and the host contract was determined to be akin to equity, the entire instrument was classified as equity.

The Company has also concluded that the warrants accompanying Series C Convertible Preferred Stock are classified as equity, since the warrants bear a fixed conversion ratio and all other criteria for equity classification have been met.

The Company’s obligation to pay the placement agent a solicitation fee equal to 3.0% of the proceeds from the exercise of the Series C Warrants when and if the warrants will be exercised is a financial liability, classified under “Other Payables” and reduced the amount from Additional Paid-in Capital.

During the 3 month period ended March 31, 2017, 261,210 shares of Series C Convertible Preferred Stock were converted into 1,044,840 shares of common stock.

Pursuant to the terms of the public offering of Series B Convertible Preferred Stock and accompanying warrants closed in July 2016, that provided the holders of the Series B Convertible Preferred Stock with certain anti-dilution protections, upon closing of the March 2017 Offering, the conversion price of the Series B Convertible Preferred Stock was adjusted to $1.60 per share of common stock, and each share of Series B Convertible Preferred Stock became convertible into 20.625 shares of common stock. The holders of Series B Convertible Preferred Stock is entitled to receive cumulative dividends at the rate per share of 15% per annum of the stated value for five years, payable in cash or common stock, at our discretion. As a result of such adjustment, the Company was required to issue to the holders of the Series B Convertible Preferred Stock an aggregate of 9,063,314 additional shares of common stock upon conversion of the Series B Convertible Preferred Stock and the payment of the dividends thereunder in common stock, based on 311,521 shares of Series B Convertible Preferred Stock outstanding as of March 8, 2017.

During the three month period ended March 31, 2017, 119,528 shares of Series B Convertible Preferred Stock was converted into 4,314,214 shares of common stock.

b.	As of March 31, 2017 the Company has authorized 155,000,000 shares of capital stock, par value $0.0001 per share, of which 150,000,000 are shares of common stock and 3,328,000 are shares of “blank check” preferred stock.

INSPIREMD, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 6- NET LOSS PER SHARE:

Basic and diluted net loss per share is computed by dividing the net loss for the period attributable to common stock (after adding the beneficial conversion feature included in the Series C Convertible Preferred Stock) by the weighted average number of shares of common stock outstanding during the period, including 1,370,883 weighted average shares of common stock issuable to holders of Series B Convertible Preferred Stock for the three month periods ended March 31, 2017 (since they are convertible based on passage of time). The calculation of diluted net loss per share excludes potential share issuances of common stock upon the exercise of share options, warrants, restricted stocks and placement agent unit as the effect is anti-dilutive.

The total number of shares of common stock related to outstanding options, warrants, restricted stock, Series C Convertible Preferred Stock and placement agent units excluded from the calculations of diluted loss per share were 14,900,945 and 236,537 for the three month period ended March 31, 2017 and 2016, respectively.

INSPIREMD, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 7 - FAIR VALUE MEASURMENT

Fair value of financial instruments

The carrying amounts of financial instruments included in working capital approximate their fair value either because these amounts are presented at fair value or due to the relatively short-term maturities of such instruments.

As of March 31, 2017 and December 31, 2016, allowance for doubtful accounts was $71,000 and $336,000, respectively, with the decrease resulting primarily from bad debt write offs.

NOTE 8 - INVENTORY:

	March 31, 2017	December 31, 2016
	($ in thousands)
Finished goods	$109	$83
Work in process	97	233
Raw materials and supplies	123	184
	$329	$500

NOTE 9 - ACCOUNTS PAYABLE AND ACCRUALS - OTHER:

	March 31, 2017	December 31, 2016
	($ in thousands)
Employees and employee institutions	$459	$357
Accrued vacation and recreation pay	141	137
Accrued clinical trial expenses	452	467
Accrued expenses	767	430
Provision for sales commissions	65	56
	$1,884	$1,447

NOTE 10 - COMMITMENT AND CONTINGENT LIABILITIES:

a.	Litigation:

The Company received written communication from a distributor to provide unspecified compensation for pre-paid goods subject to the voluntary field action. After considering the views of its legal counsel as well as other factors, the Company’s management believes that there is a reasonably possible likelihood of a loss from any related future proceedings that would range from a minimal amount up to 1,075,000 Euros.

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

INSPIREMD, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 12 - ENTITY WIDE DISCLOSURES:

Revenues are attributed to geographic areas based on the location of the customers. The following is a summary of revenues:

	Three months ended March 31,
	2017	2016
	($ in thousands)
Germany	$102	$160
Italy	101	155
Argentina	75	13
Russia	63	-
Spain	29	63
Other	199	172
	$569	$563

By product:

	Three months ended March 31,
	2017	2016
	($ in thousands)
CGuard	$359	$320
MGuard*	210	243
	$569	$563

By principal customers:

	Three months ended March 31,
	2017	2016
Customer A	13%	2%
Customer B	12%	17%
Customer C	11%	22%
Customer D	11%	0%
Customer E	5%	11%

All tangible long lived assets are located in Israel.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will probably not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	our history of recurring losses and negative cash flows from operating activities, significant future commitments and the uncertainty regarding the adequacy of our liquidity to pursue our complete business objectives, and substantial doubt regarding our ability to continue as a going concern;

●	our need to raise additional capital to meet our business requirements in the future and such capital raising may be costly or difficult to obtain and could dilute out stockholders’ ownership interests;

●	our ability to generate revenues from our products and obtain and maintain regulatory approvals for our products;

●	our ability to adequately protect our intellectual property;

●	our dependence on a single manufacturing facility and our ability to comply with stringent manufacturing quality standards and to increase production as necessary;

●	the risk that the data collected from our current and planned clinical trials may not be sufficient to demonstrate that our technology is an attractive alternative to other procedures and products;

●	market acceptance of our products;

●	negative clinical trial results or lengthy product delays in key markets;

●	an inability to secure and maintain regulatory approvals for the sale of our products;

●	intense competition in our industry, with competitors having substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution and personnel resources than we do;

●	entry of new competitors and products and potential technological obsolescence of our products;

●	inability to carry out research, development and commercialization plans;

●	loss of a key customer or supplier;

●	technical problems with our research and products and potential product liability claims;

●	product malfunctions;

●	price increases for supplies and components;

●	adverse economic conditions;

●	insufficient or inadequate reimbursement by governmental and other third party payers for our products;

●	our efforts to successfully obtain and maintain intellectual property protection covering our products, which may not be successful;

●	adverse federal, state and local government regulation, in the United States, Europe or Israel and other foreign jurisdictions;

●	the fact that we conduct business in multiple foreign jurisdictions, exposing us to foreign currency exchange rate fluctuations, logistical and communications challenges, burdens and costs of compliance with foreign laws and political and economic instability in each jurisdiction;

●	the escalation of hostilities in Israel, which could impair our ability to manufacture our products; and

●	loss or retirement of key executives and research scientists.

For a discussion of these and other risks that relate to our business and investing in our common stock, you should carefully review the risks and uncertainties described under the heading “Part II – Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the twelve month period ended December 31, 2016, and those described from time to time in our future reports filed with the Securities and Exchange Commission. The forward-looking statements contained in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by this cautionary statement. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

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

Our CGuard™ carotid embolic prevention system (“CGuard EPS”) combines MicroNet and a self-expandable nitinol stent in a single device for use in carotid artery applications. Our CGuard EPS received CE mark approval in the European Union in March 2013, and we launched its release on a limited basis in October 2014. In January 2015, a new version of CGuard, with a rapid exchange delivery system, received CE mark approval in Europe and in September 2015, we announced the full market launch of CGuard EPS in Europe. Subsequently, we launched CGuard EPS in Argentina, Colombia and Russia. If we receive sufficient proceeds from the exercise of our six-month warrants to purchase common stock at an exercise price of $1.60 per share of common stock (the “Series C warrants”) sold in a public offering in March 2017, we plan to develop CGuard EPS with a smaller delivery catheter (5 French gauge), which we intend to submit for CE mark approval within three calendar quarters of receiving such proceeds. We believe that CGuard EPS with a smaller delivery catheter will enable us to meet the market demand for minimally invasive devices, have a competitive advantage in penetrating the Asia Pacific market and offer our product for transradial catheterization, which, we believe, is gaining favor among interventionalists. We cannot give any assurance that we will receive sufficient (or any) proceeds from the exercise of the Series C warrants or the timing of receipt of such proceeds, if ever. We cannot predict when or if the Series C warrants will be exercised. It is possible that the Series C warrants may expire and may never be exercised.

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

Recent Events

On March 14, 2017, we closed a “best efforts” public offering of 1,069,822 shares of Series C Convertible Preferred Stock, Series B warrants to purchase 4,279,288 shares of common stock and Series C warrants to purchase 4,279,288 shares of common stock. Each share of Series C Convertible Preferred Stock is initially convertible into 4 shares of common stock at a conversion price equal to $1.60 per share. The Series B warrants are exercisable immediately and have a term of exercise of five years from the date of issuance and have an exercise price of $2.00 per share of common stock. The Series C warrants are be exercisable immediately and have a term of exercise of six months from the date of issuance and have an exercise price of $1.60 per share of common stock. We received gross proceeds of approximately $6.8 million from the offering, before deducting placement agent fees and offering expenses.

Critical Accounting Policies

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are more fully described in both (i) “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) Note 2 of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2016. There have not been any material changes to such critical accounting policies since December 31, 2016.

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

Results of Operations

Three months ended March 31, 2017 compared to the three months ended March 31, 2016

Revenues. For the three months ended March 31, 2017, revenue increased by $6,000, or 1.0%, to $569,000 from $563,000 during the three months ended March 31, 2016. This increase was predominantly driven by a 12.1% increase in sales of CGuard EPS from $320,000 in 2016 to $359,000 in 2017 as we entered new regional markets as well as transitioned from our prior exclusive distribution partner for most of Europe to local distributors in an effort to broaden our sales efforts from only interventional neuroradiologists to include vascular surgeons, interventional cardiologists and interventional radiologists, as well. This increase in sales of CGuard EPS was partially offset by a 13.5% decrease in sales of MGuard Prime EPS from $243,000 in the three months ended March 31, 2016, to $210,000 in the three months ended March 31, 2017, largely driven by doctors increasingly using drug-eluting stents rather than bare metal stents such as MGuard Prime EPS in STEMI patients.

With respect to regions, the increase in revenue was primarily attributable to an increase of $113,000 in revenue from sales of MGuard Prime EPS from our distributors in Latin America and an increase of $25,000 in revenue from sales of CGuard EPS from our distributors in Europe, partially offset by a decrease of $134,000 in revenue from sales of MGuard Prime EPS from our distributors in Europe.

Gross Profit (Loss). For the three months ended March 31, 2017, gross profit (revenue less cost of revenues) remained relatively flat at $74,000 compared to $66,000 during the three months ended March 31, 2016. Gross margin (gross profits as a percentage of revenue) increased to 13.0% in the three months ended March 31, 2017 from 11.7% during 2016.

Research and Development Expenses. For the three months ended March 31, 2017, research and development expenses decreased by 7.7%, or $29,000, to $350,000, from $379,000 during the three months ended March 31, 2016. This decrease in research and development expenses resulted primarily from a decrease of $152,000 in share based compensation expenses due to the recognition of all remaining unrecognized costs following the option cancellation agreement with our chief executive officer in 2016 while he was our chief operating officer, resulting in higher expenses. This decrease in research and development expenses was partially offset by an increase of $63,000 in salary expenses, an increase of $45,000 in development and clinical expenses associated with CGuard EPS and an increase of $15,000 in miscellaneous expenses.

Selling and Marketing Expenses. For the three months ended March 31, 2017, selling and marketing expenses increased by 45.8%, or $167,000, to $532,000, from $365,000 during the three months ended March 31, 2016. This increase in selling and marketing expenses resulted primarily from an increase of $72,000 in share based compensation expenses, due to the forfeiture of a former employee’s share based compensation in 2016, reducing our 2016 share based compensation expenses, for which, no such reduction occurred during 2017, an increase of $44,000 in in expenditures related to our participation in trade shows and promotional activities and an increase of $51,000 in miscellaneous expenses. The increase in expenses related to our participation in trade shows and promotional activities, as well as miscellaneous expenses, were primarily to support the commercialization of CGuard EPS.

General and Administrative Expenses. For the three months ended March 31, 2017, general and administrative expenses increased by 18.0%, or $244,000 to $1,596,000, from $1,352,000 during the three months ended March 31, 2016. The increase in general and administrative expenses resulted primarily from an increase of $107,000 in legal expenses, an increase of $74,000 in rent and related expense, primarily due to a city tax refund we received in 2016, reducing our 2016 rent and related expenses, for which, no such refund was received in 2017, as well as a termination fee for our Boston offices in the three months ended March 31, 2017, which increased our expenses, an increase of $55,000 in NYSE MKT fees, due to fees associated with listing of Series C warrants in 2017, and an increase of $8,000 in miscellaneous expenses.

Financial Expenses. For the three months ended March 31, 2017, financial expenses decreased by 30.3% or $67,000, to $154,000, from $221,000 during the three months ended March 31, 2016. The decrease in financial expenses primarily resulted from a decrease in interest expenses due to the reduction in principal of our outstanding indebtedness.

Tax Expenses (Income). For the three months ended March 31, 2017, there was no material change in tax expenses (income) compared to the same period in 2016.

Net Loss. Our net loss increased by $307,000, or 13.6%, to $2,559,000 for the three months ended March 31, 2017, from $2,252,000 during the three months ended March 31, 2016. The increase in net loss resulted primarily from an increase of $382,000 in operating expenses, partially offset by a decrease of $67,000 in financial expenses and an increase of $8,000 in gross profit.

Liquidity and Capital Resources

We had an accumulated deficit as of March 31, 2017 of $134 million, as well as a net loss of $2,559,000 and negative operating cash flows. We expect to continue incurring losses and negative cash flows from operations until our products (primarily CGuard EPS) reach commercial profitability. As a result of these expected losses and negative cash flows from operations, along with our current cash position, we only have sufficient resources to fund operations for a period of up to eight months from the date of filing of this Quarterly Report on Form 10-Q.

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

On March 14, 2017, we announced the closing of a “best efforts” public offering of Series C Convertible Preferred Stock, Series B warrants to purchase shares of common stock and Series C warrants to purchase shares of common stock. We received gross proceeds of approximately $6.8 million from the offering, before deducting placement agent fees and offering expenses.

On March 21, 2017, we paid down the remaining $1.2 million balance under our Loan and Security Agreement (the “Loan Agreement”), dated as of October 23, 2013, with Hercules Technology Growth Capital, Inc. (“Hercules”). All liens and other security interests granted to Hercules by us and our subsidiaries in connection with the Loan Agreement were terminated upon such payment.

Three months ended March 31, 2017 compared to the three months ended March 31, 2016

General. At March 31, 2017, we had cash and cash equivalents of $8,572,000, as compared to $7,516,000 as of December 31, 2016. We have historically met our cash needs through a combination of issuing new shares, borrowing activities and product sales. Our cash requirements are generally for research and development, marketing and sales activities, finance and administrative cost, capital expenditures and general working capital.

For the three months ended March 31, 2017, net cash used in our operating activities increased $893,000 to $2,758,000, from $1,865,000 in the same period in 2016. The primary reason for the increase in cash used in our operating activities was an increase of payments for third party related expenses and for professional services of $906,000 including the end of term charge of $520,000 to Hercules, from $1,283,000 to $2,189,000, as well as an increase of $30,000 in salary payments from $1,000,000 in the three months ended March 31, 2016 to $1,030,000 in the same period in 2017. These increase in cash used in operating activities were partially offset by an increase of $43,000 in payments received from customers from $418,000 in the three months ended March 31, 2016 to $461,000 in the same period in 2017.

Cash used by our investing activities was $156,000 during the three months ended March 31, 2017, resulting primarily from the purchase of production equipment, compared to $90,000 of cash provided during the same period in 2016 resulting primarily from the receipt of cash previously funded to employee retirement funds.

Cash provided by financing activities for the three months ended March 31, 2017 was $3,983,000, compared to $516,000 during the same period in 2016. The principal source of the cash provided by financing activities during the three months ended March 31, 2017, was the funds received from our March 2017 public offering of preferred stock and warrants that resulted in approximately $6,162,000 of aggregate net proceeds, offset by loan repayments of $2,179,000. The principal source of the cash provided by financing activities during the three months ended March 31, 2016 was the issuance of shares and warrants in a concurrent public offering and private placement for approximately $1,520,000 of proceeds, offset by loan repayments of $988,000.

As of March 31, 2017, our current assets exceeded our current liabilities by a multiple of 4.2. Current assets increased by $988,000 during the period and current liabilities decreased by $2,520,000 during the period. As a result, our working capital increased by $3,508,000 to $7,324,000 million at March 31, 2017.

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

Recent Accounting Pronouncements

See Note 3 – “Recently Issued Accounting Pronouncements” in the accompanied financial statements.

Factors That May Affect Future Operations

We believe that our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including the cyclical nature of the ordering patterns of our distributors, timing of regulatory approvals, the implementation of various phases of our clinical trials and manufacturing efficiencies due to the learning curve of utilizing new materials and equipment. Our operating results could also be impacted by a weakening of the Euro and strengthening of the New Israeli Shekel, or NIS, both against the U.S. dollar. Lastly, other economic conditions we cannot foresee may affect customer demand, such as individual country reimbursement policies pertaining to our products. For a discussion of these and other risks that relate to our business, you should carefully review the risks and uncertainties described under the heading “Part II – Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

Contractual Obligations and Commitments

During the three months ended March 31, 2017, there were no material changes to our contractual obligations and commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of March 31, 2017, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation that arises through the normal course of business.

On April 26, 2016, Microbanc, LLC and Todd Spenla of Microbanc, LLC filed suit in the New York State Supreme Court (New York County) against us asserting claims for breach of agreement, quantum meruit, unjust enrichment and fraud and seeking approximately $2.2 million and 9% of the amount of stock and warrants sold in 2011 and 2012 in alleged damages relating to certain alleged finders’ fees that they claim are owed. We removed the suit to federal court and filed a motion to dismiss all claims on June 30, 2016. By Order dated February 23, 2017, the U.S. District Court for the Southern District of New York granted our motion to dismiss the suit in its entirety. Microbanc, LLC and Todd Spenla had until March 16, 2017, to file a motion for application for leave to replead its claims for breach of contract. On March 16, 2017, Microbanc, LLC filed a motion for leave to file an amended complaint to replead all claims and to substitute Estate of Todd Spenla for the deceased plaintiff, Todd Spenla. We have opposed this motion, which remains pending before the district court. On April 14, 2017, James D. Burchetta filed a motion to intervene as a plaintiff. On April 19, 2017, the court granted our request for an adjournment of this motion to intervene, pending resolution of Microbanc, LLC’s motion for leave to file the amended complaint and to substitute the Estate of Todd Spenla for the deceased plaintiff, Todd Spenla. We intend to contest the matter vigorously. Due to the uncertainties of litigation, however, we can give no assurance that we will prevail on any claims made against us in any such lawsuit. Also, we can give no assurance that any other lawsuits or claims brought in the future will not have an adverse effect on our financial condition, liquidity or operating results.

On July 12, 2016, Medpace Inc., a former service provider, filed suit with the Court of Common Pleas, Hamilton County, Ohio, against us asserting that we breached a master services agreement with Medpace Inc. by failing to pay Medpace Inc. certain fees purportedly owed to it in connection with Medpace Inc.’s provision of certain clinical development program services to Inspire Ltd. We have removed the suit to the U.S. District Court for the Southern District of Ohio. Since removal, Medpace Inc. has amended its complaint to name InspireMD Ltd., our wholly owned subsidiary, as the only defendant. Medpace Inc. is seeking $1,967,822 in damages plus interest, costs, attorneys’ fees and expenses against InspireMD Ltd. InspireMD Ltd. filed a motion to dismiss all claims on February 10, 2017. The motion to dismiss is fully briefed and awaits resolution in the district court. InspireMD Ltd. intends to contest this matter vigorously. Due to the uncertainties of litigation, however, we can give no assurance that InspireMD Ltd. will prevail on any claims made against InspireMD Ltd. in any such lawsuit. Also, we can give no assurance that any other lawsuits or claims brought in the future will not have an adverse effect on our financial condition, liquidity or operating results.

Item 1A. Risk Factors

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with our business previously disclosed in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2016, under the heading “Risk Factors.” Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price.

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Form 10-Q. The following information should be read in conjunction with the condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.

Risks Related to Our Business

We have a history of net losses and may experience future losses.

We have yet to establish any history of profitable operations. We reported a net loss of $8.5 million for the fiscal year ended December 31, 2016 and had a net loss of approximately $15.6 million during the fiscal year ended December 31, 2015. As of March 31, 2017, we had an accumulated deficit of $134 million. We expect to incur additional operating losses for the foreseeable future. There can be no assurance that we will be able to achieve sufficient revenues throughout the year or be profitable in the future.

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

The net proceeds from the offering of our shares of Series C Convertible Preferred Stock and accompanying six-month and five-year warrants that closed on March 14, 2017, will only be sufficient to enable us to continue operations for a short period of time. In order to fully realize all of our business objectives, we will need to raise additional capital, which additional capital may not be available on reasonable terms or at all. For instance, we will need to raise additional funds to accomplish the following:

●	development of our current and future products, including CGuard EPS with a smaller delivery catheter;

●	pursuing growth opportunities, including more rapid expansion and funding regional distribution systems;

●	making capital improvements to improve our infrastructure;

●	hiring and retaining qualified management and key employees;

●	responding to competitive pressures;

●	complying with regulatory requirements such as licensing and registration; and

●	maintaining compliance with applicable laws.

Any additional capital raised through the sale of equity or equity-backed securities may dilute our stockholders’ ownership percentages and could also result in a decrease in the market value of our equity securities.

The terms of any securities issued by us in future capital transactions may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect on the holders of any of our securities then outstanding.

Furthermore, any additional debt or equity financing that we may need may not be available on terms favorable to us, or at all. In connection with the public offering closed in March 2017, we entered into a placement agency agreement with Dawson James Securities, Inc., which contains a restriction on sales of our capital stock by us until June 7, 2017, which restriction may be waived by Dawson James Securities, Inc., at any time, in its sole discretion. If we are unable to obtain such additional financing on a timely basis, we may have to curtail our development activities and growth plans and/or be forced to sell assets, perhaps on unfavorable terms, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately could be forced to discontinue our operations and liquidate, in which event it is unlikely that stockholders would receive any distribution on their shares. Further, we may not be able to continue operating if we do not generate sufficient revenues from operations needed to stay in business.

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

We expect to derive our revenue from sales of our MGuard Prime EPS and CGuard EPS stent products and other products we may develop, such as CGuard EPS with a smaller delivery catheter. If we fail to generate revenue from these sources, our results of operations and the value of our business would be materially and adversely affected.

We expect our revenue to be generated from sales of our MGuard Prime EPS and CGuard EPS stent products and other products we may develop. Future sales of CGuard EPS will be subject to the receipt of regulatory approvals and commercial and market uncertainties that may be outside our control. In addition, sales of MGuard Prime EPS have been hampered by weakened demand for bare metal stents, which may never improve, and we may not be successful in developing a drug-eluting stent product. In addition, there may be insufficient demand for other products we are seeking to develop, such as CGuard EPS with a smaller delivery catheter. If we fail to generate expected revenues from these products, our results of operations and the value of our business and securities would be materially and adversely affected.

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

In addition, many of our officers or key employees may be called to active duty at any time under emergency circumstances for extended periods of time. See “— Our operations could be disrupted as a result of the obligation of certain of our personnel residing in Israel to perform military service.”

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

The market prices of our common stock and our Series A Warrants and Series B Warrants have been and are likely to continue to be highly volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

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

Pursuant to Section 1003(f)(v) of the NYSE MKT Company Guide (the “Company Guide”), the NYSE MKT could take action to delist our common stock in the event that our common stock trades at levels viewed as abnormally low for a substantial period of time. In addition, the NYSE MKT has advised us that its policy is to immediately suspend trading in shares of, and commence delisting procedures with respect to, a listed company if the market price of its shares falls below $0.06 per share at any time during the trading day. For much of the several months prior to the 1-for-25 reverse stock split of our common stock which became effective as of October 7, 2016, our common stock had traded at prices less than $1.00. Our stock has traded at prices less than $1.00 for much of the past month, and there is no assurance that our stock will not trade at levels viewed as abnormally low for a substantial period of time and lead the NYSE MKT to immediately suspend trading in our common stock.

There is no public market for our preferred stock.

There is no established trading market for our preferred stock. A trading market for our preferred stock is not expected to develop, and even if a market develops for our preferred stock, it may not provide meaningful liquidity. The absence of a trading market or liquidity for our preferred stock may adversely affect their value.

The certificate of designation for the Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock contains anti-dilution provisions that may result in the reduction of the conversion price in the future. This feature may result in an indeterminate number of shares of common stock being issued upon conversion of the Series B Convertible Preferred Stock or the Series C Convertible Preferred Stock. Sales of these shares will dilute the interests of other security holders and may depress the price of our common stock.

The respective certificate of designation for our Series B Convertible Preferred Stock and Series C Convertible Preferred Stock contains anti-dilution provisions, which provisions require the lowering of the applicable conversion price, as then in effect, to the purchase price of equity or equity-linked securities issued in subsequent offerings. In accordance with this anti-dilution price protection, because the effective common stock purchase price in the March 2017 offering was below the then current Series B Convertible Preferred Stock conversion price, we reduced the Series B Convertible Preferred Stock conversion price upon closing of the March 2017 offering. If in the future, while any of our Series B Convertible Preferred Stock or Series C Convertible Preferred Stock is outstanding, we issue securities at an effective common stock purchase price of less than the applicable conversion price of our Series B Convertible Preferred Stock or Series C Convertible Preferred Stock, as then in effect, we will be required, subject to certain limitations and adjustments as provided in the respective certificate of designation for the Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock, to reduce the relevant conversion price, which will result in a greater number of shares of common stock being issuable upon conversion of the Series B Convertible Preferred Stock or the Series C Convertible Preferred Stock, which in turn will have a greater dilutive effect on our shareholders. In addition, as there is no floor price on the conversion price, we cannot determine the total number of shares issuable upon conversion. As such, it is possible that we will not have a sufficient number of available shares to satisfy the conversion of the Series B Convertible Preferred Stock or the Series C Convertible Preferred Stock if we enter into a future transaction that reduces the applicable conversion price. If we do not have a sufficient number of available shares for any Series B Convertible Preferred Stock or Series C Convertible Preferred Stock conversions, we will be required to increase our authorized shares, which may not be possible and will be time consuming and expensive. The potential for such additional issuances may depress the price of our common stock regardless of our business performance. We may find it more difficult to raise additional equity capital while any of our Series B Convertible Preferred Stock or Series C Convertible Preferred Stock is outstanding.

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

Each share of the Series B Convertible Preferred Stock is entitled to receive cumulative dividends at the rate per share of 15% per annum of the stated value per share, until the fifth anniversary of the date of issuance of the Series B Convertible Preferred Stock. The dividends are payable, at our discretion, in cash, out of any funds legally available for such purpose, or in pay-in-kind shares of common stock calculated based on the conversion price, subject to adjustment as provided in the certificate of designation for the Series B Convertible Preferred Stock. The conversion price is subject to reduction if in the future we issue securities for less than the conversion price of our Series B Convertible Preferred Stock, as then in effect. As there is no floor price on the conversion price, we cannot determine the total number of shares issuable upon conversion or in connection with the dividend. It is possible that we will not have a sufficient number of available shares to pay the dividend in common stock, which would require the payment of the dividend in cash. We will not be permitted to pay the dividend in cash unless we are legally permitted to do so under Delaware law, which requires cash to be available from surplus or net profits, which may not be available at the time payment is due. In light of our recurring losses and negative cash flows from operating activities, we do not expect to have cash available to pay the dividends on our Series B Convertible Preferred Stock or to be permitted to make such payments under Delaware law, and will be relying on having available shares of common stock to pay such dividends, which will result in dilution to our shareholders. If we do not have such available shares, we may not be able to satisfy our dividend obligations.

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

Sales of a significant number of shares of our common stock or our warrants in the public market could harm the market prices of our common stock or warrants and make it more difficult for us to raise funds through future offerings of common stock or warrants. Our stockholders and the holders of our options and warrants may sell substantial amounts of our common stock or our publicly traded warrants in the public market. In addition, we will be required to issue additional shares of common stock to the holders of our Series B Convertible Preferred Stock upon conversion of shares of our Series B Convertible Preferred Stock and the payment of the dividends thereunder in common stock and to the holders of our Series C Convertible Preferred Stock upon conversion of shares of our Series C Convertible Preferred Stock, as a result of the full ratchet anti-dilution price protection in the respective certificate of designation for the Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock, if the effective common stock purchase price in a subsequent offering is less than the respective then current conversion price of the Series B Convertible Preferred Stock or the Series C Convertible Preferred Stock, which in turn will increase the number of shares of common stock available for sale. See “Risk Factors — Risks Related to Our Organization and Our Common Stock, Preferred Stock and Warrants— The certificate of designation for the Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock contains anti-dilution provisions that may result in the reduction of the conversion price in the future. This feature may result in an indeterminate number of shares of common stock being issued upon conversion of the Series B Convertible Preferred Stock or the Series C Convertible Preferred Stock. Sales of these shares will dilute the interests of other security holders and may depress the price of our common stock.”

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

INSPIREMD, INC.

Date: May 9, 2017	By:	/s/ James Barry, Ph.D.
	Name:	James Barry, Ph.D
	Title:	President and Chief Executive Officer

Date: May 9, 2017	By:	/s/ Craig Shore
	Name:	Craig Shore
	Title:	Chief Financial Officer, Secretary and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, as amended through September 30, 2015 (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2015)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011)

3.3	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2013)

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 25, 2016)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Quarterly Report on Form 10-Q filed on August 9, 2016)

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 29, 2016)

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 15, 2017)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 5, 2013)

4.2	Rights Agreement dated as of October 22, 2013 between InspireMD, Inc. and Action Stock transfer Corporation, as Rights Agent, including exhibits thereto (incorporated by reference to an exhibit to the Registration Statement on Form 8-A filed with Securities and Exchange Commission on October 25, 2013)

4.3	Form of Series B Warrant Agent Agreement and Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to Amendment No.3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2017)

4.4	Form of Series C Warrant Agent Agreement and Form of Series C Warrant (incorporated by reference to Exhibit 4.4 to Amendment No.3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2017)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

