Form 10-Q
period 2017-06-30
InspireMD, Inc.
filed 2017-08-08
CIK 1433607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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

The number of shares of the registrant’s common stock, $0.0001 par value, outstanding as of August 8, 2017: 7,450,952

2

INSPIREMD, INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2017

The amounts are stated in U.S. dollars in thousands

PART I

Item 1. Financial statements

INSPIREMD, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in thousands)

	June 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,879	$7,516
Accounts receivable:
Trade, net	451	356
Other	161	157
Prepaid expenses	73	65
Inventory	429	500
TOTAL CURRENT ASSETS	7,993	8,594

NON-CURRENT ASSETS:
Property, plant and equipment, net	459	379
Funds in respect of employee rights upon retirement	430	399
Royalties buyout	25	38
TOTAL NON-CURRENT ASSETS	914	816
TOTAL ASSETS	$8,907	$9,410

INSPIREMD, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in thousands other than share and per share data)

	June 30, 2017	December 31, 2016

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Current maturity of long-term loan	-	$2,680
Accounts payable and accruals:
Trade	473	618
Other	2,066	1,447
Advanced payment from customers	54	33
TOTAL CURRENT LIABILITIES	2,593	4,778

LONG-TERM LIABILITIES-
Liability for employees rights upon retirement	572	587
TOTAL LONG-TERM LIABILITIES	572	587

COMMITMENTS AND CONTINGENT LIABILITIES (Note 10)
TOTAL LIABILITIES	3,165	5,365

EQUITY:

Common stock, par value $0.0001 per share; 150,000,000 shares authorized at June 30, 2017 and December 31, 2016; 7,467,646 and 1,475,318 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	1	-
Preferred B shares, par value $0.0001 per share; 500,000 shares authorized at June 30, 2017 and December 31, 2016; 181,295 and 311,521 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	-	-
Preferred C shares, par value $0.0001 per share; 1,172,000 shares authorized at June 30, 2017; 745,775 shares issued and outstanding at June 30, 2017	-	-
Additional paid-in capital	142,508	135,959
Accumulated deficit	(136,767)	(131,914)
Total equity	5,742	4,045
Total liabilities and equity	$8,907	$9,410

The accompanying notes are an integral part of the interim consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(U.S. dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

REVENUES	$640	$540	$1,209	$1,103
COST OF REVENUES	493	478	988	975
GROSS PROFIT	147	62	221	128
OPERATING EXPENSES:
Research and development	403	278	753	657
Selling and marketing	632	403	1,164	768
General and administrative	1,406	1,147	3,002	2,499
Total operating expenses	2,441	1,828	4,919	3,924
LOSS FROM OPERATIONS	(2,294)	(1,766)	(4,698)	(3,796)
FINANCIAL EXPENSES, net:
Interest expenses	-	188	119	367
Other financial expenses	-	(8)	35	34
Total financial expenses	-	180	154	401
LOSS BEFORE TAX EXPENSES	(2,294)	(1,946)	(4,852)	(4,197)
TAX EXPENSES	-	-	1	1
NET LOSS	$(2,294)	$(1,946)	$(4,853)	$(4,198)
NET LOSS PER SHARE - basic and diluted	$(0.21)	$(4.56)	$(0.73)	$(11.21)
WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES USED IN COMPUTING NET LOSS PER SHARE - Basic and diluted	10,983,402	426,976	7,484,399	374,330

The accompanying notes are an integral part of the interim consolidated financial statements

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. dollars in thousands)

	Six months ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,853)	$(4,198)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	84	95
Loss from sale of property, plant and equipment	13	-
Change in liability for employees right upon retirement	(15)	(167)
Financial expenses	(514)	120
Share-based compensation expenses	484	633
Loss on amounts funded in respect of employee rights upon retirement, net	-	1
Changes in operating asset and liability items:
Decrease (increase) in prepaid expenses	(8)	34
Increase in trade receivables	(95)	(27)
Decrease (increase) in other receivables	(4)	12
Decrease in inventory	71	366
Increase (decrease) in trade payables	(145)	686
Increase (decrease) in other payables and advance payment from customers	634	(214)
Net cash used in operating activities	(4,348)	(2,659)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(164)	(11)
Amounts (funded) gained in respect of employee rights upon retirement, net	(31)	121
Net cash provided by (used in) investing activities	(195)	110
CASH FLOWS FROM FINANCING ACTIVITIES:
Taxes withheld in respect of share issuance	-	(17)
Net proceeds from issuance of shares and warrants	6,072	1,520
Repayment of long-term loan	(2,179)	(1,323)
Net cash provided by financing activities	3,893	180
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	13	(3)
DECREASE IN CASH AND CASH EQUIVALENTS	(637)	(2,372)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	7,516	3,257
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$6,879	$885
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
Issuance costs		$375
Warrant Liability		$123

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

The Company has an accumulated deficit as of June 30, 2017, as well as a history of net losses and negative operating cash flows in recent years. The Company expects to continue incurring losses and negative cash flows from operations until its products (primarily CGuard™ EPS) reach commercial profitability. As a result of these expected losses and negative cash flows from operations, along with the Company’s current cash position, the Company has sufficient resources to fund operations only for a period of up to 6 months from the date of issuing these interim consolidated financial statements. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. These financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, the financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position and results of operations of the Company. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2016, as found in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 16, 2017. The results of operations for the six and three months ended June 30, 2017 are not necessarily indicative of results that could be expected for the entire fiscal year.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

1)	In March 2016, the FASB issued ASU 2016-09 – Improvements to Employee Share Based Payment Accounting which simplifies certain aspects of the accounting for share-based payments, including accounting for income taxes, classification of awards as either equity or liabilities, classification on the statement of cash flows as well as allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted the update during the quarter ended December 31, 2016, and has retroactively applied the guidance effective as of January 1, 2016. The Company elected to account for forfeitures as they occur rather than estimate expected forfeitures which resulted in a cumulative-effect adjustment to retained earnings as of the beginning of the comparative period, January 1, 2016, of $457,000. Certain amounts or ratios presented herein for 2016 interim periods have been adjusted to reflect the adoption of this new guidance. Adoption of this update does not affect the Company’s total equity. The following table summarizes the Company’s As Reported and As Adjusted changes to the consolidated statement of operations for the six and three months periods ended June 30, 2016:

	3 Months Ended June 30, 2016		6 Months Ended June 30, 2016
	As Reported	As Adjusted	As Reported	As Adjusted
	($ in thousands)		($ in thousands)
NET LOSS	$(1,980)	$(1,946)	$(4,589)	$(4,198)
NET LOSS PER SHARE - basic and diluted	$(4.64)	$(4.56)	$(12.26)	$(11.21)

2)	In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The new standard is effective for annual periods and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3)	The FASB has issued the following standards that the Company has determined will not have a material impact on its consolidated financial statements upon their adoption:

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

On July 22, 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” which requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Inventory measured using last-in, first-out and the retail inventory method are not impacted by the new guidance. The new guidance was adopted by the Company during the first quarter of 2017. Prospective application is required.

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

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company’s obligation to pay the placement agent a solicitation fee equal to 3.0% of the proceeds from the exercise of the Series C Warrants when and if the warrants are exercised is a financial liability, classified under “Other Payables” and reduced the amount from Additional Paid-in Capital.

During the 6 month period ended June 30, 2017, 324,047 shares of Series C Convertible Preferred Stock were converted into 1,296,188 shares of common stock.

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

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the 6 month period ended June 30, 2017, 130,226 shares of Series B Convertible Preferred Stock was converted into 4,700,345 shares of common stock.

b.	As of June 30, 2017 the Company has authorized 155,000,000 shares of capital stock, par value $0.0001 per share, of which 150,000,000 are shares of common stock and 3,328,000 are shares of “blank check” preferred stock.

NOTE 6- NET LOSS PER SHARE:

Basic and diluted net loss per share is computed by dividing the net loss for the period attributable to common stock (after adding the beneficial conversion feature included in the series C preferred shares) by the weighted average number of shares of common stock outstanding during the period, including 2,523,606 and 3,739,209 weighted average shares of common stock issuable to holders of Series B Convertible Preferred Stock for the six and three month periods ended June 30, 2017, respectively (since they are convertible based on passage of time). The calculation of diluted net loss per share excludes potential share issuances of common stock upon the exercise of share options, warrants, restricted stocks and placement agent unit as the effect is anti-dilutive.

The total number of shares of common stock related to outstanding options, warrants, restricted stock, Series C Convertible Preferred Stock and placement agent units excluded from the calculations of diluted loss per share were 14,625,902 for the six and three month periods ended June 30, 2017.

The total number of shares of common stock related to outstanding options, warrants and restricted stock excluded from the calculations of diluted loss per share were 323,753 for the six and three month periods ended June 30, 2016.

NOTE 7 - FAIR VALUE MEASURMENT

Fair value of financial instruments

The carrying amounts of financial instruments included in working capital approximate their fair value either because these amounts are presented at fair value or due to the relatively short-term maturities of such instruments.

As of June 30, 2017 and December 31, 2016, allowance for doubtful accounts was $70,000 and $336,000, respectively, with the decrease resulting primarily from bad debt write offs.

NOTE 8 - INVENTORY:

	June 30, 2017	December 31, 2016
	($ in thousands)
Finished goods	$113	$83
Work in process	93	233
Raw materials and supplies	223	184
	$429	$500

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 - ACCOUNTS PAYABLE AND ACCRUALS - OTHER:

	June 30, 2017	December 31, 2016
	($ in thousands)
Employees and employee institutions	$878	$357
Accrued vacation and recreation pay	156	137
Accrued clinical trial expenses	498	467
Accrued expenses	437	430
Provision for sales commissions	97	56
	$2,066	$1,447

NOTE 10 - COMMITMENT AND CONTINGENT LIABILITIES:

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

On April 26, 2016, the Company received a suit seeking damages from the Company amounting to $2.2 million in cash and unspecified compensation in equity in connection with certain finders’ fees. The Company’s management, after considering the views of its legal counsel as well as other factors, is of the opinion that a loss to the Company is neither probable nor in an amount or range of loss that is estimable.

In July 2016, a service provider filed a suit seeking damages from the Company’s subsidiary amounting to $1,967,822. The Company’s management, after considering the views of its legal counsel as well as other factors, is of the opinion that a loss to the Company is neither probable nor in an amount or range of loss that is estimable.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 - ENTITY WIDE DISCLOSURES:

Revenues are attributed to geographic areas based on the location of the customers. The following is a summary of revenues:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	($ in thousands)		($ in thousands)

Germany	$133	$163	$235	$323
Italy	132	165	233	320
Belarus	85	3	90	23
Middle East	20	55	35	78
Other	270	154	616	359
	$640	$540	$1,209	$1,103

By product:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	($ in thousands)		($ in thousands)
CGuard	$430	$355	$789	$675
MGuard	210	185	420	428
	$640	$540	$1,209	$1,103

By principal customers:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Customer A	18%	0%	9%	0%
Customer B	11%	24%	11%	21%
Customer C	10%	6%	8%	7%
Customer D	3%	10%	3%	7%
Customer E	0%	26%	5%	24%

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

Results of Operations

Three months ended June 30, 2017 compared to the three months ended June 30, 2016

Revenues. For the three months ended June 30, 2017, revenue increased by $100,000, or 18.5%, to $640,000 from $540,000 during the three months ended June 30, 2016. This increase was predominantly driven by a 21.1% increase in sales of CGuard EPS from $355,000 in the three months ended June 30, 2016, to $430,000 in the three months ended June 30, 2017 as we transitioned from our prior exclusive distribution partner for most of Europe to local distributors in an effort to broaden our sales efforts from only interventional neuroradiologists to include vascular surgeons, interventional cardiologists and interventional radiologists, as well as our expansion into new geographies such as Russia. In addition to the increase in sales of CGuard EPS, revenue from sales of MGuard EPS increased by 13.5% from $185,000 in the three months ended June 30, 2016, to $210,000 in the three months ended June 30, 2017, due to a relatively large tender won in Belarus, one of our MGuard EPS countries.

With respect to regions, the increase in revenue was primarily attributable to an increase of $76,000 in revenue from sales of CGuard EPS from our distributors in Europe, an increase of $33,000 in revenue from sales of MGuard Prime EPS in Latin America and an increase of $17,000 in revenue from sales of MGuard Prime EPS from our distributors in Europe, partially offset by a decrease of $25,000 in revenue from sales of MGuard Prime EPS from our distributors in the Middle East.

Gross Profit. For the three months ended June 30, 2017, gross profit (revenue less cost of revenues) increased by 137.1%, or $85,000, to $147,000, compared to $62,000 during the same period in 2016. The increase in gross profit resulted primarily from an increase of $100,000 in revenues (as mentioned above), a decrease in write-offs of inventory of MGuard Prime EPS of $43,000 and a decrease of miscellaneous expenses of $10,000. These increases in gross profit were partially offset by an increase in material and labor costs of $68,000, which resulted from our increase in sales. Gross margin (gross profits as a percentage of revenue) increased to 23.0% in the three months ended June 30, 2017 from 11.5% in the three months ended June 30, 2016.

Research and Development Expenses. For the three months ended June 30, 2017, research and development expenses increased by 45.0%, or $125,000, to $403,000, from $278,000 during the three months ended June 30, 2016. This increase in research and development expenses resulted primarily from an increase of $76,000 in salary expenses in the three months ended June 30, 2017, compared to the same period in 2016, due to the replacement of our former vice president of research and development who resigned in March 2016, not occurring untilafter June 30, 2016, lowering our expenses in the three months ended June 30, 2016, as well as a non-cash salary related accrual adjustment in 2017, and an increase of $64,000 in development and clinical expenses associated with CGuard EPS primarily for our pre-IDE submission meeting with the U.S. Food and Drug Administration (“FDA”). This increase was partially offset by a decrease of $15,000 in miscellaneous expenses.

Selling and Marketing Expenses. For the three months ended June 30, 2017, selling and marketing expenses increased by 56.8%, or $229,000, to $632,000, from $403,000 during the three months ended June 30, 2016. This increase in selling and marketing expenses resulted primarily from an increase of $89,000 in salary expenses, an increase of $56,000 in travel expenses, an increase of $30,000 in expenditures related to our participation in trade shows and promotional activities and an increase of $54,000 in miscellaneous expenses. The increase in selling and marketing expenses was primarily to support the CGuard EPS sales and marketing related activities as we transitioned away from our prior exclusive distribution partner for most of Europe to using local distributors.

General and Administrative Expenses. For the three months ended June 30, 2017, general and administrative expenses increased by 22.6%, or $259,000, to $1,406,000, from $1,147,000 during the three months ended June 30, 2016. The increase in general and administrative expenses resulted primarily from an increase of $264,000 in compensation expenses, primarily due to a non-cash compensation accrual adjustment as well as the equity grants to our chief executive officer in July and August 2016 which vest over one year, rather than the usual three years, resulting in a higher than usual quarterly compensation expense. This increase in general and administrative expenses was partially offset by a decrease of $5,000 in miscellaneous expenses.

Financial Expenses. For the three months ended June 30, 2017, financial expenses decreased by 100% or $180,000, to $0, from $180,000 during the three months ended June 30, 2016. The decrease in financial expenses resulted from a decrease in interest expenses due to the repayment of the remaining balance of our outstanding indebtedness of $1.2 million prior to the beginning of the three months ended June 30, 2017.

Tax Expenses (Income). For the three months ended June 30, 2017, there was no material change in tax expenses (income) compared to the same period in 2016.

Net Loss. Our net loss increased by $348,000, or 17.9%, to $2,294,000 for the three months ended June 30, 2017, from $1,946,000 during the three months ended June 30, 2016. The increase in net loss resulted primarily from an increase of $613,000 in operating expenses, partially offset by a decrease of $180,000 in financial expenses and an increase of $85,000 in gross profit.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016

Revenues. For the six months ended June 30, 2017, revenue increased by $106,000, or 9.6%, to $1,209,000, from $1,103,000 during the six months ended June 30, 2016. This increase was predominantly driven by a 16.8% increase in sales of CGuard EPS from $675,000 in the six months ended June 30, 2016, to $789,000 in the six months ended June 30, 2017, as we entered new regional markets as well as transitioned from our prior exclusive distribution partner for most of Europe to local distributors in our effort to broaden our sales efforts from only interventional neuroradiologists to include vascular surgeons, interventional cardiologists and interventional radiologists. This increase in sales of CGuard EPS was partially offset by a 1.9% decrease in sales of MGuard Prime EPS from $428,000 in the six months ended June 30, 2016, to $420,000 in the six months ended June 30, 2017, largely driven by doctors increasingly using drug-eluting stents rather than bare metal stents such as MGuard Prime EPS in STEMI patients.

With respect to regions, the increase in revenue was primarily attributable to an increase of $146,000 in revenue from sales of MGuard Prime EPS from our distributors in Latin America and an increase of $100,000 in revenue from sales of CGuard EPS from our distributors in Europe, partially offset by a decrease of $117,000 in revenue from sales of MGuard Prime EPS from our distributors in Europe and a decrease of $37,000 in revenue from sales of MGuard Prime EPS from our distributors in the Middle East.

Gross Profit. For the six months ended June 30, 2017, gross profit (revenue less cost of revenues) increased by 72.7%, or $93,000, to $221,000, compared to $128,000 during the same period in 2016. The increase in gross profit resulted primarily from an increase of $106,000 in revenues (as mentioned above) and a decrease in write-offs of inventory of MGuard Prime EPS of $70,000. These increases in gross profit were partially offset by an increase in material and labor costs of $79,000, which resulted from our increase in sales and an increase of miscellaneous expenses of $4,000. Gross margin (gross profits as a percentage of revenue) increased to 18.3% in the six months ended June 30, 2017 from 11.6% in the six months ended June 30, 2016.

Research and Development Expenses. For the six months ended June 30, 2017, research and development expenses increased by 14.6%, or $96,000, to $753,000, from $657,000 during the six months ended June 30, 2016. This increase in research and development expenses resulted primarily from an increase of $139,000 in salary expenses primarily due to the resignation and timing of the replacement of our former vice president of research and development who resigned on March 10, 2016, lowering our expenses in the six months ended June 30, 2016. In addition to the increase in salary expenses, the increase in research and development expenses for the six months ended June 30, 2017, compared to the same period in 2016 resulted from an increase of $108,000 in development and clinical expenses associated with CGuard EPS, primarily due to our pre-IDE meeting with the FDA, and an increase of $19,000 in miscellaneous expenses. This increase however, was partially offset by a decrease of $170,000 in share-based compensation expenses due to the recognition of all remaining unrecognized costs following the option cancellation agreement with our chief executive officer in 2016 while he was our chief operating officer, resulting in higher share-based compensation expenses in 2016.

Selling and Marketing Expenses. For the six months ended June 30, 2017, selling and marketing expenses increased by 51.6%, or $396,000, to $1,164,000, from $768,000 during the six months ended June 30, 2016. This increase in selling and marketing expenses resulted primarily from an increase of $100,000 in consulting fees, an increase of $82,000 in travel expenses, an increase of $78,000 in share-based compensation expenses due to a former employee’s forfeiture of the former employee’s share-based compensation in 2016, reducing our 2016 share-based compensation expenses, for which, no such reduction occurred during 2017, an increase of $74,000 in expenditures related to our participation in trade shows and promotional activities and an increase of $69,000 in salary expenses. These increases were partially offset by a decrease of $7,000 in miscellaneous expenses. The increase in selling and marketing expenses was primarily to support the new sales and marketing CGuard EPS related activities due to the transition from our prior exclusive distribution partner for most of Europe to local distributors.

General and Administrative Expenses. For the six months ended June 30, 2017, general and administrative expenses increased by 20.1%, or $503,000, to $3,002,000, from $2,499,000 during the six months ended June 30, 2016. The increase in general and administrative expenses resulted primarily from an increase of $169,000 in non-cash salary expense accrual, an increase of $113,000 in rent and related expense, primarily due to a city tax refund we received in 2016, which reduced our 2016 rent and related expenses, while no such refund was received in 2017, as well as a termination fee for our Boston office in the six months ended June 30, 2017, which increased our rent and related expenses, an increase of $69,000 in legal expenses and an increase of $152,000 in miscellaneous expenses.

Financial Expenses. For the six months ended June 30, 2017, financial expenses decreased by 61.6%, or $247,000, to $154,000, from $401,000 during the six months ended June 30, 2016. The decrease in financial expenses primarily resulted from a decrease in interest expenses due to the repayment of the remaining balance of our outstanding indebtedness of $1.2 million prior to the beginning of the three months ended June 30, 2017.

Tax Expenses (Income). For the six months ended June 30, 2017, there was no material change in tax expenses (income) compared to the same period in 2016.

Net Loss. Our net loss increased by $655,000, or 15.6%, to $4,853,000 for the six months ended June 30, 2017, from $4,198,000 during the six months ended June 30, 2016. The increase in net loss resulted primarily from an increase of $995,000 in operating expenses, partially offset by a decrease of $247,000 in financial expenses and an increase of $93,000 in gross profit.

Liquidity and Capital Resources

We had an accumulated deficit as of June 30, 2017, of $137 million, as well as a net loss of $4,853,000 and negative operating cash flows. We expect to continue incurring losses and negative cash flows from operations until our products (primarily CGuard EPS) reach commercial profitability. As a result of these expected losses and negative cash flows from operations, along with our current cash position, we only have sufficient resources to fund operations for a period of up to six months from the date of filing of this Quarterly Report on Form 10-Q Therefore, there is substantial doubt about our ability to continue as a going concern.

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

Six months ended June 30, 2017 compared to the six months ended June 30, 2016

General. At June 30, 2017, we had cash and cash equivalents of $6,879,000, as compared to $7,516,000 as of December 31, 2016. We have historically met our cash needs through a combination of issuing new shares, borrowing activities and product sales. Our cash requirements are generally for research and development, marketing and sales activities, finance and administrative costs, capital expenditures and general working capital.

For the six months ended June 30, 2017, net cash used in our operating activities increased $1,689,000 to $4,348,000, from $2,659,000 in the same period in 2016. The primary reason for the increase in cash used in our operating activities was an increase of payments for third party related expenses and for professional services of $1,742,000 including the end of term charge of $520,000 to Hercules, from $1,748,000 to $3,490,000, as well as an increase of $39,000 in salary payments from $1,985,000 in the six months ended June 30, 2016 to $2,024,000 in the same period in 2017. These increase in cash used in operating activities were partially offset by an increase of $92,000 in payments received from customers from $1,074,000 in the six months ended June 30, 2016 to $1,166,000 in the same period in 2017.

Cash used by our investing activities was $195,000 during the six months ended June 30, 2017, resulting primarily from the purchase of production equipment, compared to $110,000 of cash provided during the same period in 2016 resulting primarily from the receipt of cash previously funded to employee retirement funds.

Cash provided by financing activities for the six months ended June 30, 2017 was $3,893,000, compared to $180,000 during the same period in 2016. The principal source of the cash provided by financing activities during the six months ended June 30, 2017, was the funds received from our March 2017 public offering of preferred stock and warrants that resulted in approximately $6,072,000 of aggregate net proceeds, offset by loan repayments of $2,179,000. The principal source of the cash provided by financing activities during the six months ended June 30, 2016 was the issuance of shares and warrants in a concurrent public offering and private placement for approximately $1,520,000 of proceeds, offset by loan repayments of $1,323,000.

As of June 30, 2017, our current assets exceeded our current liabilities by a multiple of 3.1. Current assets decreased by $601,000 during the period and current liabilities decreased by $2,185,000 during the period. As a result, our working capital increased by $1,584,000 to $5,400,000 million at June 30, 2017.

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

Contractual Obligations and Commitments

During the six months ended June 30, 2017, there were no material changes to our contractual obligations and commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of June 30, 2017, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 12, 2016, Medpace Inc., a former service provider, filed suit with the Court of Common Pleas, Hamilton County, Ohio, against us asserting that we breached a master services agreement with Medpace Inc. by failing to pay Medpace Inc. certain fees purportedly owed to it in connection with Medpace Inc.’s provision of certain clinical development program services to Inspire Ltd. We have removed the suit to the U.S. District Court for the Southern District of Ohio. Since removal, Medpace Inc. has amended its complaint to name InspireMD Ltd., our wholly owned subsidiary, as the only defendant. Medpace Inc. is seeking $1,967,822 in damages plus interest, costs, attorneys’ fees and expenses against InspireMD Ltd. InspireMD Ltd. filed a motion to dismiss all claims on February 10, 2017. On May 17, 2017, the district court denied InspireMD’s motion to dismiss, but ordered Medpace Inc. to file a second amended complaint by June 5, 2017. Medpace Inc. filed a second amended complaint on June 5, 2017, and InspireMD again moved to dismiss all claims on June 19, 2017. That motion is fully briefed and awaits resolution in the district court. InspireMD Ltd. intends to contest this matter vigorously. Due to the uncertainties of litigation, however, we can give no assurance that InspireMD Ltd. will prevail on any claims made against InspireMD Ltd. in any such lawsuit. Also, we can give no assurance that any other lawsuits or claims brought in the future will not have an adverse effect on our financial condition, liquidity or operating results.

Item 1A. Risk Factors

During the fiscal quarter ended June 30, 2017, there were no material changes to the risk factors disclosed in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2016, under the heading “Risk Factors” other than the description of risk factors set forth in Part II, Item 1A of the Quarterly Report on Form 10-Q for the period ended March 31, 2017. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price.

Item 5. Other Information

Not applicable

Item 6. Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSPIREMD, INC.

Date: August 8, 2017	By:	/s/ James Barry, Ph.D.
	Name:	James Barry, Ph.D
	Title:	President and Chief Executive Officer

Date: August 8, 2017	By:	/s/ Craig Shore
	Name:	Craig Shore
	Title:	Chief Financial Officer, Secretary and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, as amended through September 30, 2015 (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2015)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011)

3.3	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2013)

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 25, 2016)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Quarterly Report on Form 10-Q filed on August 9, 2016)

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 29, 2016)

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 15, 2017)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 5, 2013)

4.2	Rights Agreement dated as of October 22, 2013 between InspireMD, Inc. and Action Stock transfer Corporation, as Rights Agent, including exhibits thereto (incorporated by reference to an exhibit to the Registration Statement on Form 8-A filed with Securities and Exchange Commission on October 25, 2013)

4.3	Form of Series B Warrant Agent Agreement and Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to Amendment No.3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2017)

4.4	Form of Series C Warrant Agent Agreement and Form of Series C Warrant (incorporated by reference to Exhibit 4.4 to Amendment No.3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2017)
10.1

First Amendment to Nonqualified Stock Option Agreement dated November 16, 2011, by and between InspireMD, Inc. and Sol Barer, dated as of June 2, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 2, 2017)

10.2

First Amendment to Nonqualified Stock Option Agreement dated March 31, 2015, by and between InspireMD, Inc. and Sol Barer, dated as of June 2, 2017 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 2, 2017)

10.3

First Amendment to Nonqualified Stock Option Agreement dated June 30, 2015, by and between InspireMD, Inc. and Sol Barer, dated as of June 2, 2017 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on June 2, 2017)

10.4

First Amendment to Nonqualified Stock Option Agreement dated September 30, 2015, by and between InspireMD, Inc. and Sol Barer, dated as of June 2, 2017 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on June 2, 2017)

10.5

First Amendment to Nonqualified Stock Option Agreement dated June 30, 2016, by and between InspireMD, Inc. and Sol Barer, dated as of June 2, 2017 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on June 2, 2017)

10.6	First Amendment to Nonqualified Stock Option Agreement dated December 7, 2016, by and between InspireMD, Inc. and Sol Barer, dated as of June 2, 2017 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on June 2, 2017)
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

