Form 10-Q
period 2017-09-30
InspireMD, Inc.
filed 2017-11-07
CIK 1433607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock, $0.0001 par value, outstanding as of November 7, 2017: 7,465,889

2

INSPIREMD, INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2017

F-1

INSPIREMD, INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2017

The amounts are stated in U.S. dollars in thousands

PART I

Item 1. Financial Statements

INSPIREMD, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in thousands)

	September 30, 2017	December 31, 2016

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,765	$7,516
Accounts receivable:
Trade, net	538	356
Other	167	157
Prepaid expenses	109	65
Inventory	576	500
TOTAL CURRENT ASSETS	6,155	8,594

NON-CURRENT ASSETS:
Property, plant and equipment, net	495	379
Funds in respect of employee rights upon retirement	444	399
Royalties buyout	19	38
TOTAL NON-CURRENT ASSETS	958	816
TOTAL ASSETS	$7,113	$9,410

INSPIREMD, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in thousands other than share and per share data)

	September 30, 2017	December 31, 2016

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Current maturity of long-term loan	$-	$2,680
Accounts payable and accruals:
Trade	402	618
Other	2,293	1,447
Advanced payment from customers	28	33
TOTAL CURRENT LIABILITIES	2,723	4,778

LONG-TERM LIABILITIES:
Liability for employees rights upon retirement	610	587
TOTAL LONG-TERM LIABILITIES	610	587

COMMITMENTS AND CONTINGENT LIABILITIES (Note 10)
TOTAL LIABILITIES	3,333	5,365

EQUITY:
Common stock, par value $0.0001 per share; 150,000,000 shares authorized at September 30, 2017 and December 31, 2016; 7,465,889 and 1,475,318 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	1	-
Preferred B shares, par value $0.0001 per share; 500,000 shares authorized at September 30, 2017 and December 31, 2016; 180,992 and 311,521 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	-	-
Preferred C shares, par value $0.0001 per share; 1,172,000 shares authorized at September 30, 2017; 743,213 shares issued and outstanding at September 30, 2017	-	-
Additional paid-in capital	142,632	135,959
Accumulated deficit	(138,853)	(131,914)
Total equity	3,780	4,045
Total liabilities and equity	$7,113	$9,410

The accompanying notes are an integral part of the interim consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(U.S. dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

REVENUES	$718	$469	$1,927	$1,572
COST OF REVENUES	565	439	1,553	1,414
GROSS PROFIT	153	30	374	158
OPERATING EXPENSES:
Research and development	288	289	1,041	946
Selling and marketing	671	309	1,835	1,077
General and administrative	1,279	1,190	4,281	3,689
Total operating expenses	2,238	1,788	7,157	5,712
LOSS FROM OPERATIONS	(2,085)	(1,758)	(6,783)	(5,554)
FINANCIAL EXPENSES, net:
Interest expenses	-	197	119	564
Other financial expenses	1	40	36	74
Total financial expenses	1	237	155	638
LOSS BEFORE TAX EXPENSES	(2,086)	(1,995)	(6,938)	(6,192)
TAX EXPENSES	-	-	1	1
NET LOSS	$(2,086)	$(1,995)	$(6,939)	$(6,193)
NET LOSS PER SHARE - basic and diluted	$(0.19)	$(0.85)	$(0.87)	$(5.98)
WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES USED IN COMPUTING NET LOSS PER SHARE - Basic and diluted	11,126,366	2,341,807	8,711,755	1,034,943

The accompanying notes are an integral part of the interim consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. dollars in thousands)

	Nine months ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,939)	$(6,193)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	127	143
Loss from sale of property, plant and equipment	13	-
Change in liability for employees right upon retirement	23	(102)
Financial expenses	(505)	194
Share-based compensation expenses	612	836
Loss on amounts funded in respect of employee rights upon retirement, net	-	1
Changes in operating asset and liability items:
Increase in prepaid expenses	(44)	(32)
Increase in trade receivables	(182)	(137)
Decrease (increase) in other receivables	(10)	3
Decrease (increase) in inventory	(76)	388
Increase (decrease) in trade payables	(216)	(103)
Increase (decrease) in other payables and advance payment from customers	841	(612)
Net cash used in operating activities	(6,356)	(5,614)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(237)	(13)
Amounts (funded) gained in respect of employee rights upon retirement, net	(45)	94
Net cash provided by (used in) investing activities	(282)	81
CASH FLOWS FROM FINANCING ACTIVITIES:
Taxes withheld in respect of share issuance	(10)	(17)
Net proceeds from issuance of shares and warrants	6,072	14,424
Repayment of long-term loan	(2,179)	(1,651)
Net cash provided by financing activities	3,883	12,756
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	4	(12)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,751)	7,211
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	7,516	3,257
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$4,765	$10,468
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:

Issuance costs	-	$375
Warrant Liability	-	$123

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

The Company has an accumulated deficit as of September 30, 2017, as well as a history of net losses and negative operating cash flows in recent years. The Company expects to continue incurring losses and negative cash flows from operations until its products (primarily CGuard™ EPS) reach commercial profitability. As a result of these expected losses and negative cash flows from operations, along with the Company’s current cash position, the Company has sufficient resources to fund operations only for a period of up to 4 months from the date of issuing these interim consolidated financial statements. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. These financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, the financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position and results of operations of the Company. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2016, as found in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 16, 2017. The results of operations for the nine and three months ended September 30, 2017 are not necessarily indicative of results that could be expected for the entire fiscal year.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 3 – RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

1)	In March 2016, the FASB issued ASU 2016-09 – Improvements to Employee Share Based Payment Accounting which simplifies certain aspects of the accounting for share-based payments, including accounting for income taxes, classification of awards as either equity or liabilities, classification on the statement of cash flows as well as allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted the update during the quarter ended December 31, 2016, and has retroactively applied the guidance effective as of January 1, 2016. The Company elected to account for forfeitures as they occur rather than estimate expected forfeitures which resulted in a cumulative-effect adjustment to retained earnings as of the beginning of the comparative period, January 1, 2016, of $457,000. Certain amounts or ratios presented herein for 2016 interim periods have been adjusted to reflect the adoption of this new guidance. Adoption of this update does not affect the Company’s total equity. The following table summarizes the Company’s As Reported and As Adjusted changes to the consolidated statement of operations for the nine and three months periods ended September 30, 2016:

	3 Months Ended September 30, 2016		9 Months Ended September 30, 2016
	As Reported	As Adjusted	As Reported	As Adjusted
	($ in thousands)		($ in thousands)

NET LOSS	$(2,007)	$(1,995)	$(6,597)	$(6,193)
NET LOSS PER SHARE - basic and diluted	$(0.86)	$(0.85)	$(6.37)	$(5.98)

2)	In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The new standard is effective for annual periods and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

3)	The FASB has issued the following standards that the Company has determined will not have a material impact on its consolidated financial statements upon their adoption:

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

NOTE 4 - LONG-TERM LOAN:

During the three months ended March 31, 2017, the Company paid the remaining interest and principal balances under the Company’s Loan and Security Agreement, dated as of October 23, 2013, in consideration of $2,684,000. All liens and other security interests granted by the Company and its subsidiaries in connection with the Loan and Security Agreement were terminated upon such payment.

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

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The Company received gross proceeds of approximately $6.8 million from the offering, before deducting placement agent fees payable by the Company equal to 8.0% of the gross proceeds of the offering and a solicitation fee equal to 3.0% of the proceeds from the exercise of the Series C Warrants and offering expenses payable by the Company.

The holders of Series C Convertible Preferred Stock may elect to convert at any time. The Series C Convertible Preferred Stock has certain anti-dilution provisions which provisions require the lowering of the applicable conversion price, as then in effect, to the purchase price of equity or equity-linked securities issued in subsequent offerings.

The Series B warrants are exercisable immediately and have a term of exercise of five years from the date of issuance and have an exercise price of $2.00 per share of common stock.

The Series C warrants were exercisable immediately and had a term of exercise of six months from the date of issuance and had an exercise price of $1.60 per share of common stock. As of September 30, 2017 all Series C warrants were expired and none were exercised prior to their expiration.

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

During the 9 month period ended September 30, 2017, 326,609 shares of Series C Convertible Preferred Stock were converted into 1,306,436 shares of common stock.

Pursuant to the terms of the public offering of Series B Convertible Preferred Stock and accompanying warrants closed in July 2016, that provided the holders of the Series B Convertible Preferred Stock with certain anti-dilution provisions, which provisions require the lowering of the applicable conversion price, as then in effect, to the purchase price of equity or equity-linked securities issued in subsequent offerings, upon closing of the March 2017 offering, the conversion price of the Series B Convertible Preferred Stock was adjusted to $1.60 per share of common stock, and each share of Series B Convertible Preferred Stock became convertible into 20.625 shares of common stock. The holders of Series B Convertible Preferred Stock are entitled to receive cumulative dividends at the rate per share of 15% per annum of the stated value for five years, payable in cash or common stock, at our discretion. As a result of such adjustment, the Company was required to issue to the holders of the Series B Convertible Preferred Stock an aggregate of 9,063,314 additional shares of common stock upon conversion of the Series B Convertible Preferred Stock and the payment of the dividends thereunder in common stock, based on 311,521 shares of Series B Convertible Preferred Stock outstanding as of March 8, 2017.

The issuance of additional common stock at a price lower than $1.60 will entitle holders of Series B Convertible Preferred Stock and holders of Series C Convertible Preferred Stock to receive additional shares upon conversion and with respect to the Series B Convertible Preferred Stock additional shares or cash due to their dividend entitlement as described above.

During the 9 month period ended September 30, 2017, 130,529 shares of Series B Convertible Preferred Stock were converted into 4,711,281 shares of common stock.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

b.	As of September 30, 2017 the Company has authorized 155,000,000 shares of capital stock, par value $0.0001 per share, of which 150,000,000 are shares of common stock and 3,328,000 are shares of “blank check” preferred stock.

NOTE 6- NET LOSS PER SHARE:

Basic and diluted net loss per share is computed by dividing the net loss for the period attributable to common stock (after adding the beneficial conversion feature included in the series C preferred shares) by the weighted average number of shares of common stock outstanding during the period, including 2,928,358 and 3,732,960 weighted average shares of common stock issuable to holders of Series B Convertible Preferred Stock for the nine and three month periods ended September 30, 2017, respectively (since they are convertible based on passage of time). The calculation of diluted net loss per share excludes potential share issuances of common stock upon the exercise of share options, warrants, restricted stocks and placement agent unit as the effect is anti-dilutive.

The total number of shares of common stock related to outstanding options, warrants, restricted stock, Series C Convertible Preferred Stock and placement agent units excluded from the calculations of diluted loss per share were 10,234,358 for the nine and three month periods ended September 30, 2017.

The total number of shares of common stock related to outstanding options, warrants and restricted stock excluded from the calculations of diluted loss per share were 2,449,774 for the nine and three month periods ended September 30, 2016.

NOTE 7 - FAIR VALUE MEASURMENT

Fair value of financial instruments

The carrying amounts of financial instruments included in working capital approximate their fair value either because these amounts are presented at fair value or due to the relatively short-term maturities of such instruments.

As of September 30, 2017 and December 31, 2016, allowance for doubtful accounts was $72,000 and $336,000, respectively, with the decrease resulting primarily from bad debt write offs.

NOTE 8 - INVENTORY:

	September 30, 2017	December 31, 2016
	($ in thousands)

Finished goods	$113	$83
Work in process	142	233
Raw materials and supplies	321	184
	$576	$500

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 9 - ACCOUNTS PAYABLE AND ACCRUALS - OTHER:

	September 30, 2017	December 31, 2016
	($ in thousands)

Employees and employee institutions	$1,126	$357
Accrued vacation and recreation pay	133	137
Accrued clinical trial expenses	476	467
Accrued expenses	394	430
Provision for sales commissions	164	56
	$2,293	$1,447

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES:

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

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 11 - ENTITY WIDE DISCLOSURES:

Revenues are attributed to geographic areas based on the location of the customers. The following is a summary of revenues:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	($ in thousands)		($ in thousands)

Italy	$189	$27	$423	$347
Germany	136	213	371	536
Russia	107	-	216	-
Belarus	29	52	120	75
Other	257	177	797	614
	$718	$469	$1,927	$1,572

By product:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	($ in thousands)		($ in thousands)

CGuard	$526	$277	$1,315	$952
MGuard	192	192	612	620
	$718	$469	$1,927	$1,572

By principal customers:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Customer A	16%	0%	12%	0%
Customer B	15%	0%	11%	0%
Customer C	14%	5%	10%	6%
Customer D	12%	1%	12%	15%
Customer E	4%	11%	6%	5%
Customer F	0%	40%	3%	29%

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

For a discussion of these and other risks that relate to our business and investing in our common stock, you should carefully review the risks and uncertainties described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the twelve month period ended December 31, 2016, and those described from time to time in our future reports filed with the Securities and Exchange Commission. The forward-looking statements contained in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by this cautionary statement. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

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

Results of Operations

Three months ended September 30, 2017 compared to the three months ended September 30, 2016

Revenues. For the three months ended September 30, 2017, revenue increased by $249,000, or 53.1%, to $718,000 from $469,000 during the three months ended September 30, 2016. This increase was predominantly driven by an 89.9% increase in sales of CGuard EPS from $277,000 in the three months ended September 30, 2016, to $526,000 in the three months ended September 30, 2017 as we continued focus on expanding existing markets such as Italy, expansion into new geographies such as Russia, as well as the transition from our prior exclusive distribution partner for most of Europe to local distributors. The transition to local distributors reflects an effort to broaden our sales efforts from only interventional neuroradiologists to include vascular surgeons, interventional cardiologists and interventional radiologists, as well. Revenue from sales of MGuard EPS remained flat at $192,000 in the three months ended September 30, 2017, compared to the same period in 2016.

With respect to regions, the increase in revenue was primarily attributable to an increase of $233,000 in revenue from sales of CGuard EPS from our distributors in Europe and an increase of $21,000 in revenue from sales of CGuard EPS in Latin America.

Gross Profit. For the three months ended September 30, 2017, gross profit (revenue less cost of revenues) increased by 410.0%, or $123,000, to $153,000, compared to $30,000 during the same period in 2016. The increase in gross profit resulted primarily from an increase of $249,000 in revenues (as mentioned above), a decrease of $25,000 of expenses related to the underutilization of our manufacturing resources and a decrease of $14,000 in miscellaneous expenses, partially offset by an increase in material and labor costs of $165,000, which resulted from our increase in sales. Gross margin (gross profits as a percentage of revenue) increased to 21.3% in the three months ended September 30, 2017 from 6.4% in the three months ended September 30, 2016.

Research and Development Expenses. For the three months ended September 30, 2017, research and development expenses remained relatively flat compared to the same period in 2016 due to an increase of $40,000 in a salary related accrual. This increase in research and development expenses was partially offset by a decrease of $41,000 in miscellaneous expenses.

Selling and Marketing Expenses. For the three months ended September 30, 2017, selling and marketing expenses increased by 117.2%, or $362,000, to $671,000, from $309,000 during the three months ended September 30, 2016. This increase in selling and marketing expenses resulted primarily from an increase of $195,000 in salary expenses, an increase of $100,000 in travel expenses and an increase of $67,000 in miscellaneous expenses. The increase in selling and marketing expenses was driven primarily to support the CGuard EPS sales and marketing related activities as we transitioned away from our prior exclusive distribution partner for most of Europe to using local distributors, as well as expansion of existing markets and into new geographies.

General and Administrative Expenses. For the three months ended September 30, 2017, general and administrative expenses increased by 7.5%, or $89,000, to $1,279,000 from $1,190,000 during the three months ended September 30, 2016. The increase in general and administrative expenses resulted primarily from an increase of $88,000 in salary expenses, primarily due to a salary related accrual, an increase of $67,000 in expenses related to our 2017 regulatory audit which included the recertification of our CE Mark as well as an increase of $35,000 in miscellaneous expenses. These increase in general and administrative expenses were partially offset by a decrease of $101,000 in share based compensation expenses due to the timing of vesting of certain equity grants to our chief executive officer and the reversal of certain equity grants to two former directors.

Financial Expenses. For the three months ended September 30, 2017, financial expenses decreased by 99.6% or $236,000, to $1,000, from $237,000 during the three months ended September 30, 2016. The decrease in financial expenses resulted from a decrease in interest expenses due to the repayment of the remaining balance of our outstanding indebtedness of $1.2 million on March 21, 2017.

Tax Expenses (Income). For the three months ended September 30, 2017, there was no material change in tax expenses (income) compared to the same period in 2016.

Net Loss. Our net loss increased by $91,000, or 4.6%, to $2,086,000 for the three months ended September 30, 2017, from $1,995,000 during the same period in 2016. The increase in net loss resulted primarily from an increase of $450,000 in operating expenses, partially offset by a decrease of $236,000 in financial expenses and an increase of $123,000 in gross profit.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Revenues. For the nine months ended September 30, 2017, revenue increased by $355,000, or 22.6%, to $1,927,000, from $1,572,000 during the nine months ended September 30, 2016. This increase was predominantly driven by a 38.1% increase in sales of CGuard EPS from $952,000 in the nine months ended September 30, 2016, to $1,315,000 in the nine months ended September 30, 2017, as we expanded into new geographies such as Russia, continued focus on expanding existing markets such as Italy, as well as the transition from our prior exclusive distribution partner for most of Europe to local distributors. The transition to local distributors reflects an effort to broaden our sales efforts from only interventional neuroradiologists to include vascular surgeons, interventional cardiologists and interventional radiologists, as well. This increase in sales of CGuard EPS was partially offset by a 1.3% decrease in sales of MGuard Prime EPS from $620,000 in the nine months ended September 30, 2016, to $612,000 in the nine months ended September 30, 2017, largely driven by doctors increasingly using drug-eluting stents rather than bare metal stents such as MGuard Prime EPS in STEMI patients.

With respect to regions, the increase in revenue was primarily attributable to an increase of $333,000 in revenue from sales of CGuard EPS from our distributors in Europe an increase of $132,000 in revenue from sales of MGuard Prime EPS from our distributors in Latin America and an increase of $30,000 in revenue from sales of CGuard EPS from our distributors in Latin America, partially offset by a decrease of $96,000 in revenue from sales of MGuard Prime EPS from our distributors in Europe and a decrease of $44,000 in revenue from sales of MGuard Prime EPS from our distributors in the Middle East.

Gross Profit. For the nine months ended September 30, 2017, gross profit (revenue less cost of revenues) increased by 136.7%, or $216,000, to $374,000, compared to $158,000 during the same period in 2016. The increase in gross profit resulted primarily from an increase of $355,000 in revenues (as mentioned above), a decrease of $76,000 of expenses related to the underutilization of our manufacturing resources and a decrease in write-offs of inventory of MGuard Prime EPS of $66,000. These increases in gross profit were partially offset by an increase in material and labor costs of $244,000, which resulted from our increase in sales and an increase of $37,000 in miscellaneous expenses. Gross margin (gross profits as a percentage of revenue) increased to 19.4% in the nine months ended September 30, 2017 from 10.1% in the nine months ended September 30, 2016.

Research and Development Expenses. For the nine months ended September 30, 2017, research and development expenses increased by 10.0%, or $95,000, to $1,041,000, from $946,000 during the nine months ended September 30, 2016. This increase in research and development expenses resulted primarily from an increase of $191,000 in salary expenses primarily due to the resignation and timing of the replacement of our former vice president of research and development who resigned on March 10, 2016, lowering our expenses in the nine months ended September 30, 2016 as well as a salary related accrual in 2017. In addition to the increase in salary expenses, the increase in research and development expenses for the nine months ended September 30, 2017, compared to the same period in 2016 resulted from an increase of $104,000 in development and clinical expenses associated with CGuard EPS, primarily due to our pre-IDE meeting with the FDA. This increase however, was partially offset by a decrease of $166,000 in share-based compensation expenses due to the recognition of all remaining unrecognized costs following the option cancellation agreement with our chief executive officer in 2016 while he was our chief operating officer, resulting in higher share-based compensation expenses in 2016, as well as a decrease of $34,000 in miscellaneous expenses.

Selling and Marketing Expenses. For the nine months ended September 30, 2017, selling and marketing expenses increased by 70.4%, or $758,000, to $1,835,000, from $1,077,000 during the nine months ended September 30, 2016. This increase in selling and marketing expenses resulted primarily from an increase of $264,000 in salary expenses, an increase of $182,000 in travel expenses, an increase of $113,000 in consulting fees, an increase of $99,000 in share-based compensation expenses due to a former employee’s forfeiture of the former employee’s share-based compensation in 2016, reducing our 2016 share-based compensation expenses, for which, no such reduction occurred during 2017, an increase of $95,000 in expenditures related to our participation in trade shows and promotional activities and an increase of $5,000 in miscellaneous expenses. The increase in selling and marketing expenses was primarily to support the new sales and marketing CGuard EPS related activities due to the transition from our prior exclusive distribution partner for most of Europe to local distributors.

General and Administrative Expenses. For the nine months ended September 30, 2017, general and administrative expenses increased by 16.0%, or $592,000, to $4,281,000, from $3,689,000 during the nine months ended September 30, 2016. The increase in general and administrative expenses resulted primarily from an increase of $292,000 due to a salary related accrual, an increase of $121,000 in rent and related expense, primarily due to a city tax refund we received in 2016, which reduced our 2016 rent and related expenses, while no such refund was received in 2017, as well as a termination fee for our Boston office in the nine months ended September 30, 2017, which increased our rent and related expenses, an increase of $52,000 in legal expenses and an increase of $127,000 in miscellaneous expenses.

Financial Expenses. For the nine months ended September 30, 2017, financial expenses decreased by 75.7%, or $483,000, to $155,000, from $638,000 during the nine months ended September 30, 2016. The decrease in financial expenses primarily resulted from a decrease in interest expenses due to the repayment of the remaining balance of our outstanding indebtedness of $1.2 million on March 21, 2017.

Tax Expenses (Income). For the nine months ended September 30, 2017, there was no material change in tax expenses (income) compared to the same period in 2016.

Net Loss. Our net loss increased by $746,000, or 12.0%, to $6,939,000 for the nine months ended September 30, 2017, from $6,193,000 during the same period in 2016. The increase in net loss resulted primarily from an increase of $1,445,000 in operating expenses, partially offset by a decrease of $483,000 in financial expenses and an increase of $216,000 in gross profit.

Liquidity and Capital Resources

We had an accumulated deficit as of September 30, 2017, of $139 million, as well as a net loss of $6,939,000 and negative operating cash flows. We expect to continue incurring losses and negative cash flows from operations until our products (primarily CGuard EPS) reach commercial profitability. As a result of these expected losses and negative cash flows from operations, along with our current cash position, we only have sufficient resources to fund operations for a period of up to four months from the date of filing of this Quarterly Report on Form 10-Q. Therefore, there is substantial doubt about our ability to continue as a going concern.

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

Our outstanding shares of Series B Preferred Stock and Series B Preferred Stock contain anti-dilution provisions that may result in the reduction of the conversion price thereof in the future. This feature may result in an indeterminate number of shares of common stock being issued upon conversion of the Series B Convertible Preferred Stock or the Series C Convertible Preferred Stock. In addition, The Series B Convertible Preferred Stock provides for the payment of dividends in cash or in shares of our common stock, and we may not be able to pay such dividends in cash, which will require us to have shares of common stock available to pay the dividend. Sales of additional shares of common stock issuable upon conversion of the Series B Convertible Preferred Stock or Series C Convertible Preferred stock as a result of anti-dilution adjustments or on the Series B Preferred Stock as dividends on the Series B Preferred Stock will dilute the interests of other security holders and may depress the price of our common stock. Accordingly, we may find it more difficult to raise additional equity capital while any of our Series B Convertible Preferred Stock or Series C Convertible Preferred Stock is outstanding.

On March 21, 2017, we paid down the remaining $1.2 million balance under our Loan and Security Agreement (the “Loan Agreement”), dated as of October 23, 2013, with Hercules Technology Growth Capital, Inc. (“Hercules”). All liens and other security interests granted to Hercules by us and our subsidiaries in connection with the Loan Agreement were terminated upon such payment.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

General. At September 30, 2017, we had cash and cash equivalents of $4,765,000, as compared to $7,516,000 as of December 31, 2016. We have historically met our cash needs through a combination of issuing new shares, borrowing activities and product sales. Our cash requirements are generally for research and development, marketing and sales activities, finance and administrative costs, capital expenditures and general working capital.

For the nine months ended September 30, 2017, net cash used in our operating activities increased $742,000 to $6,356,000, from $5,614,000 in the same period in 2016. The primary reason for the increase in cash used in our operating activities was an increase of payments for third party related expenses and for professional services of $1,201,000 including the end of term charge of $520,000 to Hercules, from $3,833,000 to $5,034,000. This increase in cash used in operating activities was partially offset by an increase of $351,000 in payments received from customers from $1,421,000 in the nine months ended September 30, 2016 to $1,772,000 in the same period in 2017 as well as a decrease of $108,000 in salary payments from $3,202,000 in the nine months ended September 30, 2016 to $3,094,000 in the same period in 2017.

Cash used by our investing activities was $282,000 during the nine months ended September 30, 2017, resulting primarily from the purchase of production equipment, compared to $81,000 of cash provided during the same period in 2016 resulting primarily from the receipt of cash previously funded to employee retirement funds.

Cash provided by financing activities for the nine months ended September 30, 2017 was $3,883,000, compared to $12,756,000 during the same period in 2016. The principal source of the cash provided by financing activities during the nine months ended September 30, 2017, was the funds received from our March 2017 public offering of preferred stock and warrants that resulted in approximately $6,072,000 of aggregate net proceeds, offset by loan repayments of $2,179,000. The principal source of the cash provided by financing activities during the nine months ended September 30, 2016 was the funds received from the issuance of preferred stock and warrants in a public offering closed on July 7, 2016, as well issuance of shares and warrants in a concurrent public offering and private placement closed on March 21, 2016, for approximately $14,424,000 of net proceeds, offset by loan repayments of $1,651,000.

As of September 30, 2017, our current assets exceeded our current liabilities by a multiple of 2.3. Current assets decreased by $2,439,000 during the period and current liabilities decreased by $2,055,000 during the period. As a result, our working capital decreased by $384,000 to $3,432,000 at September 30, 2017.

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

Contractual Obligations and Commitments

During the nine months ended September 30, 2017, there were no material changes to our contractual obligations and commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of September 30, 2017, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of September 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

During the fiscal quarter ended September 30, 2017, there were no material changes to the risk factors disclosed in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2016, under the heading “Risk Factors” other than the description of risk factors set forth in Part II, Item 1A of the Quarterly Report on Form 10-Q for the period ended March 31, 2017. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price.

Item 5. Other Information

Not applicable

Item 6. Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSPIREMD, INC.

Date: November 7, 2017	By:	/s/ James Barry, Ph.D.
	Name:	James Barry, Ph.D
	Title:	President and Chief Executive Officer

Date: November 7, 2017	By:	/s/ Craig Shore
	Name:	Craig Shore
	Title:	Chief Financial Officer, Secretary and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, as amended through September 30, 2015 (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2015)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011)

3.3	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2013)

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 25, 2016)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Quarterly Report on Form 10-Q filed on August 9, 2016)

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 29, 2016)

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 15, 2017)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 5, 2013)

4.2	Rights Agreement dated as of October 22, 2013 between InspireMD, Inc. and Action Stock transfer Corporation, as Rights Agent, including exhibits thereto (incorporated by reference to an exhibit to the Registration Statement on Form 8-A filed with Securities and Exchange Commission on October 25, 2013)

4.3	Form of Series B Warrant Agent Agreement and Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to Amendment No.3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2017)

4.4	Form of Series C Warrant Agent Agreement and Form of Series C Warrant (incorporated by reference to Exhibit 4.4 to Amendment No.3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2017)
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

10.6	First Amendment to Nonqualified Stock Option Agreement dated December 7, 2016, by and between InspireMD, Inc. and Sol Barer, dated as of June 2, 2017 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on June 2, 2017)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

