Form 10-Q
period 2018-03-31
InspireMD, Inc.
filed 2018-05-07
CIK 1433607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock, $0.0001 par value, outstanding as of May 4, 2018: 6,449,832

2

INSPIREMD, INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2018

The amounts are stated in U.S. dollars in thousands

INSPIREMD, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in thousands)

	March 31, 2018	December 31, 2017

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,637	$3,710
Accounts receivable:
Trade, net	754	643
Other	238	207
Prepaid expenses	53	62
Inventory	517	533
TOTAL CURRENT ASSETS	6,199	5,155

NON-CURRENT ASSETS:
Property, plant and equipment, net	444	476
Deferred issuance costs	155	-
Funds in respect of employee rights upon retirement	487	476
TOTAL NON-CURRENT ASSETS	1,086	952
TOTAL ASSETS	$7,285	$6,107

INSPIREMD, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in thousands other than share and per share data)

	March 31, 2018	December 31, 2017
LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	$512	$328
Other	2,417	2,134
Contract Liability	26	20
TOTAL CURRENT LIABILITIES	2,955	2,482

LONG-TERM LIABILITIES-
Liability for employees rights upon retirement	635	624
Derivative Liability	872
TOTAL LONG-TERM LIABILITIES	1,507	624

COMMITMENTS AND CONTINGENT LIABILITIES (Note 8)
TOTAL LIABILITIES	4,462	3,106

REDEEMABLE PREFERRED SHARES	1,779	274

EQUITY:

Common stock, par value $0.0001 per share; 150,000,000 shares authorized at March 31, 2018 and December 31, 2017, respectively; 3,501,331 and 1,483,556 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	-	-
Preferred B shares, par value $0.0001 per share; 500,000 shares authorized at March 31, 2018 and December 31, 2017, respectively; 17,303 and 27,075 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	-	-
Preferred C shares, par value $0.0001 per share; 1,172,000 shares authorized at March 31, 2018 and December 31, 2017, respectively; 451,695 and 741,651 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	-	-
Preferred D shares, par value $0.0001 per share; 750 shares authorized at March 31, 2018 and December 31, 2017, respectively; 300 and 750 issued and outstanding at March 31, 2018 and December 31, 2017, respectively	-	-
Additional paid-in capital	143,785	143,079
Accumulated deficit	(142,741)	(140,352)
Total equity	1,044	2,727
Total liabilities, redeemable preferred shares and equity	$7,285	$6,107

The accompanying notes are an integral part of the interim consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(U.S. dollars in thousands, except per share data)

	Three Months Ended March 31
	2018	2017

REVENUES	$1,007	$569
COST OF REVENUES	714	495
GROSS PROFIT	293	74
OPERATING EXPENSES:
Research and development	252	350
Selling and marketing	492	532
General and administrative	1,502	1,596
Total operating expenses	2,246	2,478
LOSS FROM OPERATIONS	(1,953)	(2,404)
FINANCIAL EXPENSES, net:
Interest expenses	-	119
Other financial expenses	436	35
Total financial expenses	436	154
LOSS BEFORE TAX EXPENSES	(2,389)	(2,558)
TAX EXPENSES	-	1
NET LOSS	$(2,389)	$(2,559)
NET LOSS PER SHARE - basic and diluted	(1.08)	(28.31)
WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES USED IN COMPUTING NET LOSS PER SHARE - basic and diluted	2,253,945	112,756

The accompanying notes are an integral part of the interim consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(U.S. dollars in thousands, except share data)

	Common stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Additional paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
BALANCE AT DECEMBER 31, 2017	1,483,556	*	27,075	*	741,651	*	750	*	$143,079	$(140,352)	$2,727
Net loss										(2,389)	(2,389)
Issuance of common shares, net of $496 issuance costs	1,000,000	*							2,504		2,504
Redemption of Series D Preferred Stock							(450)	*	(450)		(450)
Conversion of Series B Preferred Stock to common shares	80,620	*	(9,772)	*					274		274
Conversion of Series C Preferred Stock to common shares	825,713	*			(289,956)	*			936		936
Classification of preferred shares									(3,200)		(3,200)
Accretion of redeemable preferred shares									47		47
Exercise of Unit Purchase Option	111,442	*							557		557
Share-based compensation related to restricted stock and stock options award									38		38
BALANCE AT MARCH 31, 2018	3,501,331	*	17,303	*	451,695	*	300	*	$143,785	$(142,741)	$1,044

* Represents an amount less than $1 thousand

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. dollars in thousands)

	Three months ended March 31
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,389)	$(2,559)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41	42
Change in liability for employees right upon retirement	11	(47)
Financial expenses	433	(488)
Share-based compensation expenses	38	263
Changes in operating asset and liability items:
Decrease in prepaid expenses	9	44
Increase in trade receivables	(111)	(115)
Increase in other receivables	(34)	(32)
Decrease in inventory	16	171
Increase (decrease) in trade payables	184	(267)
Increase in other payables and advance payment from customers	22	230
Net cash used in operating activities	(1,780)	(2,758)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1)	(153)
Amounts funded in respect of employee rights upon retirement, net	(11)	(3)
Net cash used in investing activities	(12)	(156)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares and warrants and exercise of unit purchase option, net of $389 and $685 issuance costs, respectively.	3,168	6,162
Redemption of series D preferred stock	(450)
Repayment of long-term loan	-	(2,179)
Net cash provided by financing activities	2,718	3,983
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1	(13)
INCREASE IN CASH AND CASH EQUIVALENTS	927	1,056
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	3,710	7,516
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$4,637	$8,572
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
Placement Agent Fees in connection with short term warrants	-	$107
Classification of Redemption Obligation of Preferred Shares to Mezzanine and Embedded Derivative, see Note 3c	1,943	-
Issuance costs	$262	$90

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

The Company has an accumulated deficit as of March 31, 2018, as well as a history of net losses and negative operating cash flows in recent years. The Company expects to continue incurring losses and negative cash flows from operations until its products (primarily CGuard™ EPS) reach commercial profitability. As a result of these expected losses and negative cash flows from operations, along with the Company’s current cash position, the Company only has sufficient resources to fund operations approximately 12 months from the date of the balance sheet. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. These financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, the financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position and results of operations of the Company. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2017, as found in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 13, 2018. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of results that could be expected for the entire fiscal year.

Revenue from contracts with customers

On January 1, 2018, the Company adopted the new accounting standard ASC 606, Revenue from Contracts with Customers, and all the related amendments (the“New Revenue Standard”) to all contracts using the modified retrospective method. The standard did not have any effect upon its initial application.

Revenue recognition prior to the adoption of the New Revenue Standard

Please refer to Note 1 to the consolidated financial statements and critical accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2017 for a summary of our significant accounting policies.

Revenue recognition following the adoption of the New Revenue Standard

A contract with a customer exists only when: 1) the parties to the contract have approved it and are committed to perform their respective obligations, 2) the Company can identify each party’s rights regarding the distinct goods or services to be transferred (“Performance Obligations”), 3) the Company can determine the transaction price for the goods or services to be transferred, 4) the contract has commercial substance and 5) it is probable that the Company will collect the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer. Revenues are recorded in the amount of consideration to which the Company expects to be entitled in exchange for Performance Obligations upon transfer of control to the customer, excluding sales taxes.

Revenue from sales of goods, including sales to distributors, is recognized when the customer obtains control of the product. This occurs when products are shipped once the Company has a present right to payment, legal title, and risk and rewards of ownership are obtained by the customer.

The Company recognizes the incremental costs of obtaining contracts as an expense since the amortization period of the assets that the Company otherwise would have recognized is one year or less. The costs are recorded under selling and marketing expenses. Disaggregated revenue is disclosed in Note 9.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 3 - EQUITY:

a.	On February 7, 2018, the Company filed with the Secretary of State of Delaware a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a one-for-thirty-five reverse stock split of its common stock, par value $0.0001 per share, effective as of February 7, 2018.

b.	On December 1, 2017, as part of a planned recapitalization, the Company sold 750 shares of Series D Convertible Preferred Stock (the “Series D Preferred Stock”) to an institutional accredited investor (the “Series D Investor”) in a private placement (the “Series D Private Placement”) pursuant to a securities purchase agreement (the “Series D Purchase Agreement”), dated November 28, 2017, for aggregate gross proceeds of $750,000. The stated value of each share of Series D Preferred Stock is $1,000, and the Series D Preferred Stock is convertible, at the option of the holder, into shares of our common stock (subject to the beneficial ownership limitation set forth in the certificate of designation for the Series D Preferred Stock (“Series D Certificate of Designation”)), at a conversion price of $7.00 per share, subject to adjustment as provided in the Series D Certificate of Designation. Pursuant to the Series D Purchase Agreement and the Series D Certificate of Designation, the purchasers of Series D Preferred Stock have the option, subject to certain limitations, to exchange their Series D Preferred Stock into the securities issued in a subsequent offering (the “Series D Exchange Right”) or into the securities the Company sells in an offering of our common stock or common stock equivalents for gross proceeds of at least $8 million (a “Qualified Offering”) upon consummation of a Qualified Offering on a $1.00 per stated value for $1.00 new subscription amount basis. In addition, in accordance with the Series D Purchase Agreement, the certificate of designation for the Series B Preferred Stock was amended to provide that each share of outstanding Series B Convertible Preferred Stock (the “Series B Preferred Stock”) will be automatically exchanged into the securities the Company sells in a Qualified Offering on a $1.00 per stated value for $1.00 new subscription amount basis. As a result of the issuance and sale of the Series D Preferred Stock, the conversion price of our outstanding shares of Series B Preferred Stock was reduced to $7.00 pursuant to the anti-dilution adjustment provisions of the Series B Preferred Stock. There was no change to the conversion price of our outstanding Series C Convertible Preferred Stock (“Series C Preferred Stock “) as a result of an amendment made to the terms of the Series C Preferred Stock exempting the issuance of the Series D Preferred Stock from the anti-dilution adjustment provisions of the Series C Preferred Stock. The conversion price for each of our Series C Preferred Stock and our Series D Preferred was subsequently reduced to $3.00 per share as described below.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 3 – EQUITY (continued):

c.	On February 21, 2018, the Series D Purchase Agreement was amended (“February 2018 SPA amendment”) to require the Company (i) to use 15% of the proceeds from any subsequent offering of the Company’s securities that is not a Qualified Offering to redeem the outstanding shares of the Series C Preferred Stock held by the Series D Investor at a per share purchase price equal to the stated value of the Series C Preferred Stock, and (ii) upon closing of any subsequent offering that is a Qualified Offering, to exchange all remaining outstanding shares of Series C Preferred Stock held by the Series D Investor for any securities issued in such Qualified Offering on a $1.00 per stated value for $1.00 new subscription amount basis (subject to the beneficial ownership limitation set forth in the certificate of designation for the Series C Preferred Stock). In the event that the Company fails, or is unable, to issue securities issued in the Qualified Offering to the Series D Investor in exchange for such investor’s remaining Series C Preferred Stock due to limitations mandated by the NYSE American, the Securities and Exchange Commission, or for any other reason, the Company is required to offer to purchase from such investor those shares of Series C Preferred Stock not exchanged for the securities sold in the Qualified Offering at a per share purchase price equal to the stated value of Series C Preferred Stock. This requirement to purchase from such investor those shares of Series C Preferred Stock not exchanged for the securities sold in the Qualified Offering at a per share purchase price equal to the stated value of Series C Preferred Stock in case of a Qualified Offering and the requirement to use 15% of the proceeds from any subsequent offering of our securities that is not a Qualified Offering to redeem the outstanding shares of the Series C Preferred Stock held by the Series D Investor at a per share purchase price equal to the stated value of the Series C Preferred Stock are referred to as “Redemption Obligations”

For accounting purposes, the Company analyzed the classification of the Series C Preferred Stock in light of the Redemption Obligations of the Company regarding such Preferred Stock as agreed upon in the February 2018 SPA amendment. Based on ASC 480-10-S99 the Company determined that since the Redemption Obligation may occur upon contingent events, such as subsequent financing transactions not meeting the threshold for a Qualified Offering, that are not solely within the Company’s control, the Series C Preferred Stock is considered as contingently redeemable and should be classified outside of permanent equity and within mezzanine equity.

In addition, the Company analyzed whether the conversion feature embedded in the shares of the Series C Preferred Stock subject to the Redemption Obligation should be bifurcated. As certain shares of the Series C Preferred Stock are contingently redeemable, the host contract was determined to be akin to debt and the conversion feature not clearly and closely related to the debt host given the anti-dilution protection included in the terms of these Series C Preferred Stock. Consequently, an embedded derivative was separated from the host contract and accounted for as a derivative instrument pursuant to Subtopic 815-10.

As of the date of the February 2018 SPA amendment, the Company classified an amount of $3,200,000 from permanent equity to "Redeemable Preferred Shares" and "Derivative Liability" in an amount of $2,580,000 and $620,000, respectively. The redeemable preferred shares are accreted on a straight-line basis over the term of the period.

The Company values Level 3 embedded derivative using an internally developed valuation model, whose inputs include potential equity transactions probability of completing successful fund raising during the relevant period and stock prices.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 3 – EQUITY (continued):

From February 21, 2018 until March 31, 2018, the Series D Investor converted 146,208 shares of Series C Preferred Stock. As of March 31, 2018, the Series D Investor held 353,792 shares of Series C Preferred Stock with a stated value of $2,264,269.

d.	On February 26, 2018, the Company and the Series D Investor entered into a waiver agreement (the “Waiver Agreement”) which provides that (i) the Series D Exchange Right would not be applicable to an offering of up to $7,000,000 which occurred no later than March 9, 2018, (ii) the Company shall reduce the conversion price of the Series D Preferred Stock to the public offering price of our common stock in such offering, and (iii) instead of using 15% of the proceeds from such offering to redeem shares of Series C Preferred Stock held by the Series D Investor, the Company shall use 15% of the proceeds from such offering to redeem a portion of the outstanding shares of Series D Preferred Stock held by the Series D Investor at a per share purchase price equal to the stated value of the Series D Preferred Stock.

e.	On March 1, 2018, the Company closed an underwritten public offering of 1,000,000 shares (the “March 1, 2018 Shares”) of the Company’s common stock. The offering price to the public of the March 1, 2018 Shares was $3.00 per share. The Company received gross proceeds of $3.0 million from the offering, before deducting underwriter commissions and discounts and other fees and expenses payable by the Company.

Pursuant to the Series D Purchase Agreement, as amended by February 2018 SPA amendment and the Waiver Agreement, following the closing of the offering on March 1, 2018, the Company used $450,000 (representing 15% of the gross proceeds from the offering) to purchase from the Series D Investor 450 shares of the Series D Preferred Stock at a per share purchase price equal to the stated value of the Series D Preferred Stock.

In connection with the offering, the Company agreed to issue to the underwriter warrants to purchase up to 60,000 shares of common stock, or 6% of the number of shares of common stock sold in the offering (the “Underwriter Warrants”). The Underwriter Warrants are exercisable at any time and from time to time, in whole or in part, following the date of issuance and ending February 27, 2023, at a price per share equal to $3.75 (125% of the offering price to the public per share).

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 3 – EQUITY (continued):

As a result of the offering, the respective conversion price for each of our Series B Preferred Stock, our Series C Preferred Stock and our Series D Preferred Stock was reduced to $3.00 per share, and the number of shares of common stock issuable upon conversion of the Series B Preferred Stock, the Series C Preferred Stock and the Series D Preferred Stock had increased as follows:

●	an aggregate of 190,333 additional shares of common stock upon conversion of the Series B Preferred Stock and as payment of the dividends thereunder in common stock, based on 17,303 shares of Series B Preferred Stock outstanding as of March 1, 2018.
●	an aggregate of 1,497,427 additional shares of common stock upon conversion of the Series C Preferred Stock, based on 741,651 shares of Series C Preferred Stock outstanding as of March 1, 2018.
●	an aggregate of 142,857 additional shares of common stock upon conversion of the Series D Preferred Stock, based on 750 shares of Series D Preferred Stock outstanding as of March 1, 2018.

For accounting purposes, the Company analyzed whether the change in the conversion price of the Series D Preferred Stock constitutes an extinguishment for accounting purposes, by comparing the fair value of the Series D Preferred Stock immediately before and after such change in terms. Since the fair value increased substantially, i.e by more than 10%, the change in terms was accounted for as an extinguishment. As a result, the difference between the fair value of the Series D Preferred Stock immediately after the change in term (the conversion price) and the carrying amount immediately before such change, in the amount of $49,000, was added to the basic loss per share contributable to the Company’s common stockholders.

On March 28, 2018, the Company and the Series D Investor entered into the second waiver agreement which provided that (i) the Series D Exchange Right would not be applicable to a subsequent financing consisting solely of shares of common stock, which shall be publicly registered on Form S-3 for gross proceeds to us of up to $5,000,000, to be consummated by not later than April 3, 2018 (the “Planned April 2018 Offering”), (ii) our obligation to use 15% of the proceeds from any subsequent offering of our securities that is not a Qualified Offering to redeem the outstanding shares of the Series C Preferred Stock held by the Series D Investor would not be applicable to the Planned April 2018 Offering, (iii) the Company shall reduce the conversion price of the Series D Preferred Stock to the public offering price of our common stock sold in the Planned April 2018 Offering, and (iv) the Company shall use $300,000 of the proceeds from the Planned April 2018 Offering to redeem outstanding shares of Series C Preferred Stock held by the Series D Investor at a per share purchase price equal to the stated value of the Series C Preferred Stock.

On March 28, 2018, the Company entered into an underwriting agreement relating to an underwritten public offering of 2,857,143 shares of common stock.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 3 – EQUITY (continued):

Upon execution of the underwriting agreement, the respective conversion price of the outstanding shares of Series B Preferred Stock and Series C Preferred Stock was reduced to $1.75 pursuant to the anti-dilution adjustment provisions of the Series B Preferred Stock and of the Series C Preferred Stock, and the number of shares of common stock issuable upon conversion of the Series B Preferred Stock and the Series C Preferred Stock had increased as follows:

●	an aggregate of 237,916 additional shares of common stock upon conversion of the Series B Preferred Stock and as payment of the dividends thereunder in common stock, based on 17,303 shares of Series B Preferred Stock outstanding as of March 28, 2018.
●	an aggregate of 688,297 additional shares of common stock upon conversion of the Series C Preferred Stock, based on 451,695 shares of Series C Preferred Stock outstanding as of March 28, 2018.

f.	During the 3 month period ended March 31, 2018, 289,956 shares of Series C Preferred Stock were converted into 825,713 shares of common stock.

g.	During the 3 month period ended March 31, 2018, 9,772 shares of Series B Preferred Stock were converted into 80,620 shares of common stock.

h.	During January and February 2018, the placement agent from the an offering closed in July 2016 exercised its unit purchase option to purchase 13,508 units and received 13,508 shares of Series B Preferred Stock and 1,545 Series A warrants to purchase common stock. The placement agent subsequently converted its Series B Preferred Stock and received an aggregate of 111,442 shares of common stock. The Company received an aggregate of $557,205 from the placement agent for the exercise of the unit purchase option.

i.	As of March 31, 2018, the outstanding Series B Preferred Stock are convertible into 570,999 shares of common stock, including the number of shares of common stock to be issued to the holders of Series B Convertible Preferred Stock as cumulative dividends at the rate per share of 15% per annum of the stated value for five years, payable in cash or common stock, at the Company’s discretion, but excluding effect of future conversion price adjustment, if any.

j.	As of March 31, 2018, the outstanding Series C Preferred Stock are convertible into 1,651,913 shares of common stock.

k.	As of March 31, 2018, the outstanding Series D Preferred Stock are convertible into 100,000 shares of common stock.

l.	As of March 31, 2018, the outstanding Series A Warrants are convertible into 52,165 shares of common stock.

m.	As of March 31, 2018, the outstanding Series B Warrants are convertible into 122,269 shares of common stock.

n.	As of March 31, 2018, the Company has authorized 155,000,000 shares of capital stock, par value $0.0001 per share, of which 150,000,000 are shares of common stock and 3,328,000 are shares of “blank check” preferred stock.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 4- NET LOSS PER SHARE:

Set forth below is data taken into account in the computation of loss per share:

	March 31
	2018	2017
	($ in thousands expect share and share data)

Net Loss	$(2,389)	$(2,559)

Beneficial conversion feature of series C preferred shares		(633)
Extinguishment of series C preferred shares	(49)

Adjusted Loss	$(2,438)	$(3,192)
Weighted average of Ordinary Shares
outstanding during the period	2,253,945	112,756
Basic and diluted loss per share (dollars)	$(1.08)	$(28.31)

The total number of shares of common stock related to outstanding options, warrants, restricted stock, Series C Preferred Stock, Series D Preferred Stock and the unexercised portion of the placement agent unit purchase option excluded from the calculations of diluted loss per share were 2,068,500 for the three-month period ended March 31, 2018.

The total number of shares of common stock related to outstanding options, warrants, restricted stock, Series C Preferred Stock and the unexercised portion of the placement agent unit purchase option excluded from the calculations of diluted loss per share were 425,743 for the three-month period ended March 31, 2017.

NOTE 5 - FAIR VALUE MEASURMENT:

The following tables summarize the activity for those financial liabilities where fair value measurements are estimated utilizing Level 3 inputs:

Derivative liability

Balance as of January 1, 2018	$-
Classification of Redemption Obligation of preferred shares holder to Mezzanine	620
Revaluation of embedded derivative- financial expenses	433
Conversion of Series C Preferred Stock to common shares	(181)

Balance as of March 31, 2018	$872

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 5 - FAIR VALUE MEASURMENT (continued):

Level 3 liabilities include Derivative Liability related to the Company Series C Preferred Stock, as described in Note 3c. The Company values the Level 3 Derivative Liability using multi-period binomial model, whose inputs include probability of completing fund raising and the related fund raise amounts, volatility of stock prices, stock prices, term to extinguish the Series C Preferred Stock held by the Series D Investor.

In calculating the fair value of Derivative Liability, the Company used the following assumptions: stock price of $4.20 and $1.04 for the transaction date and for March 31, 2018, respectively and Volatility of 140.95% -166.60% and 152.92-200.35% for the transaction date and for March 31, 2018, respectively.

Fair value of financial instruments

The carrying amounts of financial instruments included in working capital approximate their fair value either because these amounts are presented at fair value or due to the relatively short-term maturities of such instruments.

As of both March 31, 2018, and December 31, 2017, allowance for doubtful accounts was $72,000.

NOTE 6 - INVENTORY:

	March 31, 2018	December 31, 2017
	($ in thousands)

Finished goods	$126	$174
Work in process	125	63
Raw materials and supplies	266	296
	$517	$533

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUALS - OTHER:

	March 31, 2018	December 31, 2017
	($ in thousands)

Employees and employee institutions	$855	$853
Accrued vacation and recreation pay	195	165
Accrued clinical trial expenses	462	462
Provision for sales commissions	97	109
Accrued expenses	777	514
Other	31	31
	$2,417	$2,134

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 8 - COMMITMENTS AND CONTINGENT LIABILITIES:

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

On April 26, 2016 the Company received a suit seeking damages from the Company amounting to $2.2 million in cash and unspecified compensation in equity in connection with certain finders’ fees. By Order dated February 23, 2017, the U.S. District Court for the Southern District of New York granted our motion to dismiss the suit in its entirety. On January 23, 2018, the clerk entered judgment dismissing the complaint consistent with the District court’s order. The claimants have not appealed the District Court’s judgment, and the time in which to do so has expired. Accordingly, this matter is now closed.

In July 2016, a service provider filed a suit seeking damages from the Company’s subsidiary amounting to $1,967,822. The Company’s management, after considering the views of its legal counsel as well as other factors, is of the opinion that a loss to the Company is neither probable nor in an amount or range of loss that is estimable.

NOTE 9 – DISAGGREGATED REVENUE AND ENTITY WIDE DISCLOSURES:

Revenues are attributed to geographic areas based on the location of the customers. The following is a summary of revenues:

	Three months ended March 31
	2018	2017
	($ in thousands)
Germany	$272	$102
Italy	187	101
Russia	50	63
Argentina	-	75
Other	498	228
	$1,007	$569

By product:

	Three months ended March 31
	2018	2017
	($ in thousands)
CGuard	$831	$359
MGuard	176	210
	$1,007	$569

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 9 - DISAGGREGATED REVENUE AND ENTITY WIDE DISCLOSURES (continued):

By principal customers:

	Three months ended March 31
	2018	2017
Customer A	25%	0%
Customer B	9%	12%
Customer C	5%	11%
Customer D	0%	13%
Customer E	0%	11%

All tangible long lived assets are located in Israel.

NOTE 10 – SUBSEQUENT EVENTS

a.	On April 2, 2018, the Company closed a public offering of 2,857,143 shares (the “April 2, 2018 Shares”) of the Company’s common stock at the offering price to the public of $1.75 per share. The Company received gross proceeds of $5.0 million from the offering, before deducting underwriter discounts and commissions and other fees and expenses payable by the Company.

In connection with the offering, the Company agreed to issue to the underwriter warrants to purchase up to 171,429 shares of common stock, or 6% of the April 2, 2018 Shares sold in the offering (the “April Underwriter Warrants”). The April Underwriter Warrants will be exercisable at any time and from time to time, in whole or in part, following the date of issuance and ending March 28, 2023, at a price per share equal to $2.1875 (125% of the offering price to the public per April 2, 2018 Share).

As a result of the issuance and sale of the April 2, 2018 Shares, the conversion price of the outstanding shares of Series D Preferred Stock was reduced to $1.75 pursuant to the second waiver agreement, dated March 28, 2018, and the number of shares of common stock issuable upon conversion of the Series D Preferred Stock increased by an aggregate of 71,429 additional shares of common stock, based on 300 shares of Series D Preferred Stock outstanding as of April 2, 2018.

Pursuant to the Series D Purchase Agreement, as amended by the February 2018 SPA amendment, the Waiver Agreement and the second waiver agreement, dated March 28, 2018, following the closing of the offering on April 2, 2018, the Company used $300,000 of the net proceeds of the offering to purchase from the Series D Investor 46,875 shares of the Series C Preferred Stock at a per share purchase price equal to the stated value of the Series C Preferred Stock.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will probably not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

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

For a discussion of these and other risks that relate to our business and investing in our common stock, you should carefully review the risks and uncertainties described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the twelve month period ended December 31, 2017, and those described from time to time in our future reports filed with the Securities and Exchange Commission. The forward-looking statements contained in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by this cautionary statement. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

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

Our CGuard™ carotid embolic prevention system (“CGuard EPS”) combines MicroNet and a self-expandable nitinol stent in a single device for use in carotid artery applications. Our CGuard EPS received CE mark approval in the European Union in March 2013, and we launched its release on a limited basis in October 2014. In January 2015, a new version of CGuard, with a rapid exchange delivery system, received CE mark approval in Europe and in September 2015, we announced the full market launch of CGuard EPS in Europe. Subsequently, we launched CGuard EPS in Russia and certain countries in Latin America and Asia, and, in January 2018, received regulatory approval to commercialize CGuard EPS in India. We consider the addressable market for our CGuard EPS consists of individuals with diagnosed, symptomatic high-grade carotid artery stenosis (HGCS, ≥70% occlusion) for whom an intervention is preferable to medical (drug) therapy. This group includes not only carotid artery stenting patients but also individuals undergoing carotid endarterectomy, as the two approaches compete for the same patient population. Assuming full penetration of the intervention caseload by CGuard EPS, we estimate that the addressable market for CGuard EPS was approximately $1.0 billion in 2017. (source: Health Research International 2017 Results of Update Report on Global Carotid Stenting Procedures and Markets by Major Geography and Addressable Markets).

In April 2017, we had a pre-investigational device exemption (“IDE”) submission meeting with the U.S. Food and Drug Administration regarding CGuard EPS where we presented materials that we believed would support a formal IDE submission seeking approval to conduct a human clinical trial in the United States which included our draft synopsis for the clinical trial design. We intend to make a formal submission once sufficient funds are available.

If we receive sufficient proceeds from future financings, we plan to develop CGuard EPS with a smaller delivery catheter (5 French gauge), which we intend to submit for CE mark approval. We cannot give any assurance that we will receive sufficient (or any) proceeds from any such financings or the timing of such financings, if ever. In addition, such additional financings may be costly or difficult to complete. Even if we receive sufficient proceeds from future financings, there is no assurance that we will be able to timely apply for CE mark approval following our receipt of such proceeds.

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

We also commenced development of a neurovascular flow diverter, which is an endovascular device that directs blood flow away from cerebral aneurysms in order to ultimately seal the aneurysms. Our flow diverter would utilize an open cell, highly flexible metal scaffold to which MicroNet would be attached. We have completed initial pre-clinical testing of this product in both simulated bench models and standard in vivo pre-clinical models. However, until we have greater financial resources, further development of this product has been suspended. Moreover, at this time, we plan to focus our resources primarily on the further expansion of our sales and marketing activities for CGuard EPS.

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

In 2017, we decided to shift our commercial strategy to focus on sales of our products through local distribution partners and our own internal sales initiatives to gain greater reach into all the relevant clinical specialties and to expand our geographic coverage. Pursuant to our new strategy, we completed our transition away from a single distributor covering 18 European countries to a direct distribution model intended to broaden our sales efforts to key clinical specialties. All territories previously covered by our former European distributor were transferred to local distributors by June 2017. We also have begun to participate in international trade shows and industry conferences in an attempt to gain market exposure and brand recognition.

Recent Events

Recent Financings and Recapitalization

On March 14, 2017, we closed a “best efforts” public offering of 1,069,822 shares of Series C Convertible Preferred Stock (the “Series C Preferred Stock”), Series B warrants to purchase 122,269 shares of common stock and Series C warrants to purchase 122,269 shares of common stock. The Series C Warrants expired on September 14, 2017. The Series B warrants have a term of five years and an exercise price of $70.00 per share of common stock, subject to adjustment as provided in the Series B warrants. We received gross proceeds of approximately $6.8 million from the offering, before deducting placement agent fees and offering expenses.

On December 1, 2017, as part of a planned recapitalization, we sold 750 shares of Series D Convertible Preferred Stock (the “Series D Preferred Stock”) to an institutional accredited investor (the “Series D Investor”) in a private placement (the “Series D Private Placement”) pursuant to a securities purchase agreement (the “Series D Purchase Agreement”), dated November 28, 2017, for aggregate gross proceeds of $750,000. The stated value of each share of Series D Preferred Stock is $1,000, and the Series D Preferred Stock is convertible, at the option of the holder, into shares of our common stock (subject to the beneficial ownership limitation set forth in the certificate of designation for the Series D Preferred Stock (“Series D Certificate of Designation”)), at a conversion price of $7.00 per share, subject to adjustment as provided in the Series D Certificate of Designation. Pursuant to the Series D Purchase Agreement and the Series D Certificate of Designation, the purchasers of Series D Preferred Stock have the option, subject to certain limitations, to exchange their Series D Preferred Stock into the securities issued in a subsequent offering (the “Series D Exchange Right”) or into the securities we sell in an offering of our common stock or common stock equivalents for gross proceeds of at least $8 million (a “Qualified Offering”) upon consummation of a Qualified Offering on a $1.00 per stated value for $1.00 new subscription amount basis. In addition, in accordance with the Series D Purchase Agreement, the certificate of designation for the Series B Preferred Stock was amended to provide that each share of outstanding Series B Convertible Preferred Stock (the “Series B Preferred Stock”) will be automatically exchanged into the securities we sell in a Qualified Offering on a $1.00 per stated value for $1.00 new subscription amount basis. As a result of the issuance and sale of the Series D Preferred Stock, the conversion price of our outstanding shares of Series B Preferred Stock was reduced to $7.00 pursuant to the anti-dilution adjustment provisions of the Series B Preferred Stock. There was no change to the conversion price of our outstanding Series C Preferred Stock as a result of an amendment made to the terms of the Series C Preferred Stock exempting the issuance of the Series D Preferred Stock from the anti-dilution adjustment provisions of the Series C Preferred Stock. The conversion price for each of our Series B Preferred Stock, our Series C Preferred Stock and our Series D Preferred was subsequently reduced to $3.00 per share and to $1.75 as described below.

On February 21, 2018, the Series D Purchase Agreement was amended to require us (i) to use 15% of the proceeds from any subsequent offering of our securities that is not a Qualified Offering to redeem the outstanding shares of the Series C Preferred Stock held by the Series D Investor at a per share purchase price equal to the stated value of the Series C Preferred Stock, and (ii) upon closing of any subsequent offering that is a Qualified Offering, to exchange all remaining outstanding shares of Series C Preferred Stock held by the Series D Investor for any securities issued in such Qualified Offering on a $1.00 per stated value for $1.00 new subscription amount basis (subject to the beneficial ownership limitation set forth in the certificate of designation for the Series C Preferred Stock). In the event that we fail, or are unable, to issue securities issued in the Qualified Offering to the Series D Investor in exchange for such investor’s remaining Series C Preferred Stock due to limitations mandated by the NYSE American, the Securities and Exchange Commission, or for any other reason, we are required to offer to purchase from such investor those shares of Series C Preferred Stock not exchanged for the securities sold in the Qualified Offering at a per share purchase price equal to the stated value of Series C Preferred Stock.

On February 26, 2018, we and the Series D Investor entered into a waiver agreement which provided that (i) the Series D Exchange Right would not be applicable to an offering of up to $7,000,000 which occurred no later than March 9, 2017, (ii) we shall reduce the conversion price of the Series D Preferred Stock to the public offering price of our common stock in such offering, (iii) instead of using 15% of the proceeds from such offering to redeem shares of Series C Preferred Stock held by the Series D Investor, we shall use 15% of the proceeds from such offering to redeem a portion of the outstanding shares of Series D Preferred Stock held by the Series D Investor at a per share purchase price equal to the stated value of the Series D Preferred Stock, and (iv) we shall file a registration statement with the Securities and Exchange Commission under the Securities Act of 1933, as amended, in order to register the resale of the shares of common stock issuable upon the conversion of the Series D Preferred Stock as soon as practicable following the closing of such offering, but in no event later than seven days following such closing and to cause such registration statement to become effective as soon as practical after its filing.

On March 1, 2018, we closed an underwritten public offering of 1,000,000 shares of our common stock at a price to the public of $3.00 per share, thus triggering the rights under the above described February 26, 2018 agreement. Upon closing of the offering, we used 15% of the proceeds from the offering to redeem 450 shares of Series D Preferred Stock. As a result of such offering, the conversion price for each of our Series B Preferred Stock, our Series C Preferred Stock and our Series D Preferred Stock was reduced to $3.00 per share.

On March 28, 2018, we and the Series D Investor entered into the second waiver agreement which provides that (i) the Series D Exchange Right would not be applicable to a subsequent financing consisting solely of shares of common stock, which shall be publicly registered on Form S-3 for gross proceeds to us of up to $5,000,000, to be consummated by not later than April 3, 2018 (the “Planned April 2018 Offering”), (ii) our obligation to use 15% of the proceeds from any subsequent offering of our securities that is not a Qualified Offering to redeem the outstanding shares of the Series C Preferred Stock held by the Series D Investor would not be applicable to the Planned April 2018 Offering, (iii) we shall reduce the conversion price of the Series D Preferred Stock to the public offering price of our common stock sold in the Planned April 2018 Offering, and (iv) we shall use $300,000 of the proceeds from the Planned April 2018 Offering to redeem outstanding shares of Series C Preferred Stock held by the Series D Investor at a per share purchase price equal to the stated value of the Series C Preferred Stock.

On April 2, 2018, we closed an underwritten public offering of 2,857,143 shares of our common stock at a price to the public of $1.75 per share, thus triggering the rights under the above described March 28, 2018 second waiver agreement. Upon closing of the offering, we used $300,000 of the proceeds from the offering to redeem 46,875 shares of our Series C Preferred Stock held by the Series D Investor. As a result of such offering, the conversion price for each of our Series B Preferred Stock, our Series C Preferred Stock and our Series D Preferred Stock was reduced to $1.75 per share.

NYSE American Notification

On August 17, 2017, we received a notice from NYSE American LLC (“NYSE American”) indicating that we do not meet the continued listing standards of the NYSE American as set forth in Part 10 of the NYSE American Company Guide (the “Company Guide”). Specifically, we were not in compliance with Section 1003(a)(iii) of the Company Guide because we reported stockholders’ equity of less than $6 million as of June 30, 2017, and net losses in our five most recent fiscal years ended December 31, 2016. As a result, we became subject to the procedures and requirements of Section 1009 of the Company Guide. On October 19, 2017, NYSE American accepted our plan to regain compliance with Section 1003(a)(iii) of the Company Guide by February 17, 2019. We are subject to periodic review by the NYSE American staff during the period covered by the compliance plan. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the plan period could result in our common stock being delisted from the NYSE American.

On November 22, 2017, we received an additional letter from the NYSE American indicating that we are not in compliance with the stockholders’ equity and net income continued listing standards set forth in Section 1003(a)(ii) of the Company Guide because we reported stockholders’ equity of less than $4 million as of September 30, 2017. We have until February 17, 2019, to regain compliance with the continued listing requirements.

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

Reverse Stock Split

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

Critical Accounting Policies

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are more fully described in both (i) “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) Note 2 of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2017. There have not been any material changes to such critical accounting policies since December 31, 2017.

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

Results of Operations

Three months ended March 31, 2018 compared to the three months ended March 31, 2017

Revenues. For the three months ended March 31, 2018, revenue increased by $438,000, or 77.0%, to $1,007,000, from $569,000 during the three months ended March 31, 2017. This increase was predominantly driven by a 131.5% increase in sales of CGuard EPS from $359,000 in the three months ended March 31, 2017, to $831,000 in the three months ended March 31, 2018, as we transitioned from our prior exclusive distribution partner for most of Europe to local distributors, continued focus on expanding existing markets such as Italy and expanded into new geographies such as India. The transition to local distributors reflects an effort to broaden our sales from only interventional neuroradiologists to include vascular surgeons, interventional cardiologists and interventional radiologists, as well. This increase in sales of CGuard EPS was partially offset by a 16.2% decrease in sales of MGuard Prime EPS from $210,000 in the three months ended March 31, 2017, to $176,000 in the three months ended March 31, 2018, largely driven by doctors increasingly using drug-eluting stents rather than bare metal stents such as MGuard Prime EPS in STEMI patients.

With respect to regions, the increase in revenue was primarily attributable to an increase of $464,000 in revenue from sales made in Europe (driven by $435,000 growth of CGuard EPS for reasons mentioned above), as well as an increase of $48,000 in revenue from sales made in Asia (driven by $48,000 growth of CGuard EPS for reasons mentioned above). These increases in Europe and Asia were partially offset by a decrease of $69,000 in sales made in Latin America (driven primarily by a decrease of $61,000 in revenues of MGuard Prime EPS largely driven by doctors increasingly using drug-eluting stents rather than bare metal stents such as MGuard Prime EPS in STEMI patients).

Gross Profit (Loss). For the three months ended March 31, 2018, gross profit (revenue less cost of revenues) increased by 295.9%, or $219,000, to $293,000, compared to $74,000 during the three months ended March 31, 2017. This increase resulted primarily from an increase of $212,000 due to the increase in revenues (as mentioned above), less the related material and labor costs; a decrease of $24,000 in expenses related to the underutilization of our manufacturing resources and a decrease of $18,000 in miscellaneous expenses. These increases in gross profit were partially offset by an increase of $35,000 in write-offs of inventory of MGuard Prime EPS, which primarily resulted from a reversal of write-offs of inventory in the three months ended March 31, 2017, for which, no such reversal occurred in the same period in 2018. Gross margin (gross profits as a percentage of revenue) increased to 29.1% in the three months ended March 31, 2018 from 13.0% in the three months ended March 31, 2017.

Research and Development Expenses. For the three months ended March 31, 2018, research and development expenses decreased by 28.0% or $98,000, to $252,000, from $350,000 during the three months ended March 31, 2017. This decrease resulted primarily from a decrease of $47,000 in development and clinical expenses associated with CGuard EPS, a decrease of $18,000 due to a salary accrual in 2017 and a decrease of $33,000 in miscellaneous expenses.

Selling and Marketing Expenses. For the three months ended March 31, 2018, selling and marketing expenses decreased by 7.5%, or $40,000, to $492,000, from $532,000 during the three months ended March 31, 2017. This decrease resulted primarily from a decrease of $39,000 in expenditures related to our participation in trade shows and promotional activities, a decrease of $32,000 in consulting expenses and a decrease of $38,000 in miscellaneous expenses. The decrease in these expenditures is primarily due to the Company not incurring in the three months ended March 31, 2018, the expenditures made during the three months ended March 31, 2017 to support the newly launched CGuard EPS-related sales and marketing activities in connection with the transition from our prior exclusive distribution partner for most of Europe to local distributors. These decreases in expenses were partially offset by an increase of $69,000 in salary expenses due primarily to an increase in our headcount to further support the new local distributors in Europe.

General and Administrative Expenses. For the three months ended March 31, 2018, general and administrative expenses decreased by 5.9%, or $94,000, to $1,502,000, from $1,596,000 during the three months ended March 31, 2017. This decrease resulted primarily from a decrease of $204,000 in share-based compensation expenses primarily due to the Company incurring a large expense in the three months ended March 31, 2017, which resulted from an equity grant made to our chief executive officer in 2016, which vested over one year, for which there was no similar expense incurred in the three months ended March 31, 2018. Additionally, we had a decrease of 92,000 due to a salary related accrual in 2017 and a decrease of $86,000 in miscellaneous expenses. These decreases in general and administrative expenses were partially offset by an increase of $288,000 in legal expenses.

Financial Expenses. For the three months ended March 31, 2018, financial expenses increased by 183.1%, or $282,000, to $436,000, from $154,000 during the three months ended March 31, 2017. The increase in financial expenses primarily resulted from an increase of $433,000 in financial expenses related to the revaluation of the embedded derivative of the Series C Preferred Stock, partially offset by a decrease in interest expenses of $119,000 due to the repayment of the remaining balance of our outstanding indebtedness of $1.2 million on March 21, 2017 and a decrease of $32,000 in miscellaneous expenses.

Tax Expenses. For the three months ended March 31, 2018, tax expenses decreased by $1,000 to $0, from $1,000 in the three months ended March 31, 2017.

Net Loss. Our net loss decreased by $170,000, or 6.6%, to $2,389,000 for the three months ended March 31, 2018, from $2,559,000 during the three months ended March 31, 2017. The decrease in net loss resulted primarily from a decrease of $232,000 in operating expenses and an increase of $219,000 in gross profit, partially offset by an increase of $282,000 in financial expenses.

Liquidity and Capital Resources

We had an accumulated deficit as of March 31, 2018, of $143 million, as well as a net loss of $2,389,000 and negative operating cash flows. We expect to continue incurring losses and negative cash flows from operations until our products (primarily CGuard EPS) reach commercial profitability. As a result of these expected losses and negative cash flows from operations, along with our current cash position, we only have sufficient resources to fund operations approximately 12 months from the date of the balance sheet of this Quarterly Report on Form 10-Q. Therefore, there is substantial doubt about our ability to continue as a going concern.

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

On March 14, 2017, we closed a “best efforts” public offering of 1,069,822 shares of Series C Convertible Preferred Stock (the “Series C Preferred Stock”), Series B warrants to purchase 122,269 shares of common stock and Series C warrants to purchase 122,269 shares of common stock. The Series C Warrants expired on September 14, 2017. The Series B warrants have a term of five years and an exercise price of $70.00 per share of common stock, subject to adjustment as provided in the Series B warrants. We received gross proceeds of approximately $6.8 million from the offering, before deducting placement agent fees and offering expenses.

On March 1, 2018, we closed an underwritten public offering of 1,000,000 shares of our common stock at a price to the public of $3.00 per share. We received gross proceeds of approximately $3.0 million from the offering, before deducting underwriter discounts and commissions and offering expenses payable by us. Upon closing of the offering, we used $450,000 of the proceeds from the offering to redeem 450 shares of Series D Preferred Stock. As a result of such offering, the conversion price for each of our Series C Preferred Stock and our Series D Preferred Stock was reduced to $3.00 per share.

On April 2, 2018, we closed an underwritten public offering of 2,857,143 shares of our common stock at a price to the public of $1.75 per share. We received gross proceeds of approximately $5.0 million from the offering, before deducting underwriter discounts and commissions and offering expenses payable by us. Upon closing of the offering, we used $300,000 of the proceeds from the offering to redeem 46,875 shares of our Series C Preferred Stock held by the Series D Investor. As a result of such offering, the conversion price for each of our Series B Preferred Stock, our Series C Preferred Stock and our Series D Preferred Stock was reduced to $1.75 per share.

Our outstanding shares of Series B Preferred Stock and Series C Preferred Stock contain anti-dilution provisions that may result in the reduction of the conversion price thereof in the future. This feature may result in an indeterminate number of shares of common stock being issued upon conversion of the Series B Preferred Stock or the Series C Preferred Stock. In addition, pursuant to the Series D Purchase Agreement and the certificate of designation for the Series D Preferred Stock, the purchasers of Series D Preferred Stock have the option to exchange their Series D Preferred Stock into the securities issued in a subsequent offering or in a Qualified Offering, and the shares of Series C Preferred Stock held by the purchasers of Series D Preferred Stock will be automatically exchanged into the securities we sell in a Qualified Offering (to the extent that stockholder approval for such exchange of Series C Preferred Stock is not required under the Company Guide). In connection with the Series D Private Placement, the certificate of designation for the Series B Preferred Stock was amended to provide that each share of outstanding Series B Preferred Stock will be automatically exchanged into the securities we sell in a Qualified Offering. Sales of additional shares of common stock issuable upon conversion of the Series B Preferred Stock or Series C Preferred Stock as a result of anti-dilution adjustments or upon automatic exchange into the securities we sell in a Qualified Offering, or upon exchange of the Series D Preferred Stock into securities we sell in a subsequent offering or in a Qualified Offering will dilute the interests of other security holders and may depress the price of our common stock. Accordingly, we may find it more difficult to raise additional equity capital while any of our Series B Preferred Stock, Series C Preferred Stock or Series D Preferred Stock is outstanding. As of March 31, 2018, 17,303 shares of Series B Preferred Stock, 451,695 shares of Series C Preferred Stock and 300 shares of Series D Preferred Stock were outstanding.

During January and February 2018, the placement agent from the public offering that closed in July 2016 exercised its unit purchase option to purchase 13,508 units and received 13,508 shares of Series B Preferred Stock and Series A warrants to purchase 1,545 shares of common stock. The placement agent subsequently converted its Series B Preferred Stock and received an aggregate of 111,442 shares of common stock. We received an aggregate of $557,205 from the placement agent for the exercise of the unit purchase option.

Three months ended March 31, 2018 compared to the three months ended March 31, 2017

General. At March 31, 2018, we had cash and cash equivalents of $4,637,000, as compared to $3,710,000 as of December 31, 2017. We have historically met our cash needs through a combination of issuing new shares, borrowing activities and product sales. Our cash requirements are generally for research and development, marketing and sales activities, finance and administrative cost, capital expenditures and general working capital.

For the three months ended March 31, 2018, net cash used in our operating activities decreased by $978,000 to $1,780,000, from $2,758,000 in the same period in 2017. The primary reason for the decrease in cash used in our operating activities was a decrease of payments for third party related expenses and for professional services of $678,000, (primarily due to the end of term charge of $520,000 paid to Hercules in the three months ended March 31, 2017, compared to no such payment made in the three months ended March 31, 2018), as well as an increase of $451,000 in payments received from customers to $912,000 in the three months ended March 31, 2018, from $461,000 in the three months ended March 31, 2017. The decreases in cash used in operating activities was partially offset by an increase of $151,000 in salary payments from $1,030,000 in the three months ended March 31, 2017 to $1,181,000 in the same period in 2018.

Cash used by our investing activities was $12,000 during the three months ended March 31, 2018, resulting primarily from the funding of employee retirement funds, compared to $156,000 in the three months ended March 31, 2017 resulting primarily from the purchase of production equipment.

Cash provided by financing activities for the three months ended March 31, 2018 was $2,718,000, compared to $3,983,000 during the same period in 2017. The principal source of the cash provided by financing activities during the three months ended March 31, 2018, was the funds received from our March 2018 public offering of common stock that resulted in approximately $2,718,000 of aggregate net proceeds. The principal source of the cash provided by financing activities during the three months ended March 31, 2017 was the funds received from our March 2017 public offering of preferred stock and warrants that resulted in approximately $6,162,000 of aggregate net proceeds, offset by loan repayments of $2,179,000 made to Hercules.

As of March 31, 2018, our current assets exceeded our current liabilities by a multiple of 2.1. Current assets increased by $1,044,000 during the period and current liabilities increased by $473,000 during the period. As a result, our working capital increased by $571,000 to $3,244,000 at March 31, 2018.

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

Recent Accounting Pronouncements

See Note 3 – “Recently Issued Accounting Pronouncements” in the accompanied financial statements.

Factors That May Affect Future Operations

We believe that our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including the cyclical nature of the ordering patterns of our distributors, timing of regulatory approvals, the implementation of various phases of our clinical trials and manufacturing efficiencies due to the learning curve of utilizing new materials and equipment. Our operating results could also be impacted by a weakening of the Euro and strengthening of the New Israeli Shekel, or NIS, both against the U.S. dollar. Lastly, other economic conditions we cannot foresee may affect customer demand, such as individual country reimbursement policies pertaining to our products. For a discussion of these and other risks that relate to our business, you should carefully review the risks and uncertainties described under the heading “Part II – Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2017, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

Contractual Obligations and Commitments

During the three months ended March 31, 2018, there were no material changes to our contractual obligations and commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of March 31, 2018, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation that arises through the normal course of business.

On April 26, 2016, Microbanc, LLC and Todd Spenla of Microbanc, LLC filed suit in the New York State Supreme Court (New York County) against us asserting claims for breach of agreement, quantum meruit, unjust enrichment and fraud and seeking approximately $2.2 million and 9% of the amount of stock and warrants sold in 2011 and 2012 in alleged damages relating to certain alleged finders’ fees that they claim are owed. We removed the suit to federal court and filed a motion to dismiss all claims on June 30, 2016. By Order dated February 23, 2017, the U.S. District Court for the Southern District of New York granted our motion to dismiss the suit in its entirety. Microbanc, LLC and Todd Spenla had until March 16, 2017, to file a motion for application for leave to replead its claims for breach of contract. On March 16, 2017, Microbanc, LLC filed a motion for leave to file an amended complaint to replead all claims and to substitute Estate of Todd Spenla for the deceased plaintiff, Todd Spenla. We have opposed this motion, which remains pending before the district court. On April 14, 2017, James D. Burchetta filed a motion to intervene as a plaintiff. On April 19, 2017, the court granted our request for an adjournment of this motion to intervene, pending resolution of Microbanc, LLC’s motion for leave to file the amended complaint and to substitute the Estate of Todd Spenla for the deceased plaintiff, Todd Spenla. On January 22, 2018, the court denied such motion, and on January 23, 2018, the clerk entered judgment dismissing the complaint consistent with the District court’s order. The time for a notice of appeal has expired without an appeal being filed, and the matter is concluded.

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

As of the date of this filing, we are not aware of any other material legal proceedings to which we or any of our subsidiaries is a party or to which any of our property is subject, nor are we aware of any such threatened or pending litigation or any such proceedings known to be contemplated by governmental authorities other than other than the foregoing suits filed by Medpace Inc.

We are not aware of any material proceedings in which any of our directors, officers or affiliates or any registered or beneficial stockholder of more than 5% of our common stock, or any associate of any of the foregoing, is a party adverse to or has a material interest adverse to, us or any of our subsidiaries.

Item 1A. Risk Factors

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with our business previously disclosed in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2017, under the heading “Risk Factors.” Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price.

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

We have yet to establish any history of profitable operations. We reported a net loss of $8.4 million for the fiscal year ended December 31, 2017, and had a net loss of approximately $8.5 million during the fiscal year ended December 31, 2016. As of March 31, 2018, we had an accumulated deficit of $143 million. We expect to incur additional operating losses for the foreseeable future. There can be no assurance that we will be able to achieve sufficient revenues throughout the year or be profitable in the future.

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

Without materially curtailing our operations, we estimate that we only have sufficient capital to finance our operations approximately 12 months from the date of the balance sheet. As such, in order for us to pursue our business objectives, we will need to raise additional capital, which additional capital may not be available on reasonable terms or at all. For instance, we will need to raise additional funds to accomplish the following:

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

Any additional capital raised through the sale of equity or equity-backed securities may dilute our stockholders’ ownership percentages and could also result in a decrease in the market value of our equity securities. See “Risk Factors—Risks Related to Our Common Stock, Preferred Stock and Warrants—The respective certificate of designation for the Series B Preferred Stock and the Series C Preferred Stock and the Series D Purchase Agreement contains anti-dilution provisions that may result in the reduction of the conversion price in the future. This feature may result in an indeterminate number of shares of common stock being issued upon conversion of the Series B Preferred Stock, the Series C Preferred Stock or the Series D Preferred Stock. Sales of these shares will dilute the interests of other security holders and may depress the price of our common stock.”

The terms of any securities issued by us in future capital transactions may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect on the holders of any of our securities then outstanding.

Furthermore, any additional debt or equity financing that we may need may not be available on terms favorable to us, or at all. In connection with the Series D Private Placement that closed in December 1, 2017, we entered into the Series D Purchase Agreement, as amended, pursuant to which we agreed, among other things, to refrain from entering into certain variable rate transactions until June 1, 2018. In addition, in connection with the Series D Private Placement, the certificate of designation for the Series B Preferred Stock was amended to provide that each share of outstanding Series B Preferred Stock will be automatically exchanged into the securities we sell in a Qualified Offering. The Series D Purchase Agreement, as amended, also require us (i) to use 15% of the proceeds from any subsequent offering of our securities that is not a Qualified Offering to redeem a portion of our outstanding shares of the Series C Preferred Stock held by the Series D Investor, and (ii) upon closing of any subsequent offering that is a Qualified Offering, to exchange all remaining outstanding shares of Series C Preferred Stock held by the Series D Investor for any securities issued in such Qualified Offering. In the event that we fail, or are unable, to issue securities issued in the Qualified Offering to the Series D Investor in exchange for such investor’s remaining Series C Preferred Stock due to limitations mandated by the NYSE American, the Securities and Exchange Commission, or for any other reason, we are required to offer to purchase from such investor those shares of Series C Preferred Stock not exchanged for the securities sold in the Qualified Offering. The holders of our Series D Preferred Stock also have the option to exchange their Series D Preferred Stock into the securities issued in a subsequent offering or into the securities we sell in a Qualified Offering upon consummation of a Qualified Offering. Furthermore, the certificate of designation for our Series B Preferred Stock and Series C Preferred Stock contains a full ratchet anti-dilution price protection to be triggered upon issuance of equity or equity-linked securities at an effective common stock purchase price of less than the conversion price in effect. Such obligations may make any additional financing difficult to obtain or unavailable to us while any shares of our Series B Preferred Stock, Series C Preferred Stock or Series D Preferred Stock are outstanding. If we are unable to obtain additional financing on a timely basis, we may have to curtail our development activities and growth plans and/or be forced to sell assets, perhaps on unfavorable terms, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately could be forced to discontinue our operations and liquidate, in which event it is unlikely that stockholders would receive any distribution on their shares. Further, we may not be able to continue operating if we do not generate sufficient revenues from operations needed to stay in business.

In addition, we may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible notes and warrants, which may adversely impact our financial condition. If we do not have a sufficient number of available shares for any Series B Preferred Stock, Series C Preferred Stock or Series D Preferred Stock conversions or upon exchange of Series B Preferred Stock, Series C Preferred Stock or Series D Preferred Stock, we will be required to increase our authorized shares, which may not be possible and will be time consuming and expensive.

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

The Affordable Care Act, enacted into law in the United States in March 2010, contains certain provisions which are not yet fully implemented and for which it is unclear what the full impact will be from the legislation. The legislation levies a 2.3% excise tax on all sales of any U.S. medical device listed with the U.S. Food and Drug Administration under Section 510(j) of the Federal Food, Drug, and Cosmetic Act and 21 C.F.R. Part 807 on or after January 1, 2013, unless the device falls within an exemption from the tax, such as the exemption governing direct retail sale of devices to consumers or for foreign sales of these devices. The tax has not been applied yet as it is subject to a moratorium. If we commence sales of our MGuard Prime EPS or CGuard EPS stent in the United States, this tax may materially and adversely affect our business and results of operations. The legislation also focuses on a number of provisions aimed at improving quality, broadening access to health insurance, enhancing remedies for fraud and abuse, adding transparency requirements, and decreasing healthcare costs, among others. Uncertainties remain regarding what negative unintended consequences these provisions will have on patient access to new technologies, pricing and the market for our products, and the healthcare industry in general. The Affordable Care Act includes provisions affecting the Medicare program, such as value-based payment programs, increased funding of comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments). Additionally, the provisions include a reduction in the annual rate of inflation for hospitals which started in 2011 and the establishment of an independent payment advisory board to recommend ways of reducing the rate of growth in Medicare spending. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. Judicial challenges as well as legislative initiatives to modify, limit, or repeal the Affordable Care Act have been initiated and continue to evolve, including an Executive Order signed by the U.S. President directing executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of provisions of the Affordable Care Act that would impose a fiscal or regulatory burden on individuals and certain entities to the maximum extent permitted by law. Recently, there have been renewed efforts to repeal or replace the Affordable Care Act following the 2017 changes in the U.S. presidential administrations and U.S. Congress. We cannot predict what healthcare programs and regulations will be implemented or changed at the federal or state level in the United States, or the effect of any future legislation or regulation. However, any changes that lower reimbursements for our products or reduce medical procedure volumes could adversely affect our business plan to introduce our products in the United States.

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

Risks Related to Our Common Stock, Preferred Stock and Warrants

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

Our common stock could be delisted from the NYSE American if we fail to regain compliance with the NYSE American’s stockholders’ equity continued listing standards on the schedule required by the NYSE American or if our common stock continues to trade for a substantial period of time at law selling prices. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from the NYSE American.

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

We believe, based on our current estimate, we will be required to complete one or more offerings that will provide us with gross proceeds of at least $20 million prior to February 17, 2019, in order to regain compliance with Sections 1003(a)(ii)-(iii) of the Company Guide and demonstrate to NYSE American that our estimated stockholder’s equity will be at least $6 million as of February 17, 2019 (which should also make us in compliance with Section(a)(ii) by having stockholders’ equity of greater than $4 million). Even if the net proceeds from our future capital raises provide us with sufficient stockholders’ equity to regain compliance with Sections 1003(a)(ii)-(iii) of the Company Guide by February 17, 2019, we will be subject to ongoing review for compliance with NYSE American requirements, and there can be no assurance that we will continue to remain in compliance with this standard. If we do not regain compliance by February 17, 2019, or fail to remain in compliance as of February 19, 2019, or anytime thereafter, with Sections 1003(a)(ii)-(iii) of the Company Guide, or if we do not maintain our progress consistent with the plan during the applicable plan period, the NYSE American will initiate delisting proceedings.

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

On February 7, 2018, we effected a reverse stock split of our common stock. One of the primary intents for the reverse stock split was that the anticipated increase in the price of our common stock immediately following and resulting from a reverse stock split due to the reduction in the number of issued and outstanding shares of common stock would help us meet the price criteria for continued listing on NYSE American. There can be no assurance that the market price of our new common stock after the reverse stock split will remain above the levels viewed as abnormally low for a substantial period of time. It is not uncommon for the market price of a company’s common stock to decline in the period following a reverse stock split. If the market price of our common stock declines following the reverse stock split, the percentage decline may be greater than would occur in the absence of a reverse stock split. In any event, other factors unrelated to the number of shares of our common stock outstanding, such as negative financial or operational results, could adversely affect the market price of our common stock to fall below the levels viewed as low selling price for a substantial period of time and lead the NYSE American to immediately suspend trading in our common stock.

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

The respective certificate of designation for our Series B Preferred Stock and Series C Preferred Stock contains anti-dilution provisions, which provisions require the lowering of the applicable conversion price, as then in effect, to the purchase price of equity or equity-linked securities issued in subsequent offerings. In accordance with this anti-dilution price protection, because the effective common stock purchase price in the March 2018 public offering and the April 2018 public offering was below the then current Series B Preferred Stock conversion price, we reduced the Series B Preferred Stock and the Series C Preferred Stock conversion price upon closing of the March 2018 offering and the April 2018 offering. In addition, we have agreed to reduce the conversion price of the Series D Preferred Stock to the public offering price of our common stock in the March 2018 and the April 2018 public offerings. If in the future, while any of our Series B Preferred Stock or Series C Preferred Stock is outstanding, we issue securities at an effective common stock purchase price of less than the applicable conversion price of our Series B Preferred Stock or Series C Preferred Stock, as then in effect, we will be required, subject to certain limitations and adjustments as provided in the respective certificate of designation for the Series B Preferred Stock and the Series C Preferred Stock, to reduce the relevant conversion price, which will result in a greater number of shares of common stock being issuable upon conversion of the Series B Preferred Stock or the Series C Preferred Stock. In addition, as there is no floor price on the conversion price, we cannot determine the total number of shares issuable upon conversion. As such, it is possible that we will not have a sufficient number of available shares to satisfy the conversion of the Series B Preferred Stock or the Series C Preferred Stock if we enter into a future transaction that reduces the applicable conversion price. Moreover, pursuant to the Series D Purchase Agreement and the certificate of designation for the Series D Preferred Stock, the purchasers of Series D Preferred Stock have the option to exchange their Series D Preferred Stock into the securities issued in a subsequent offering or in a Qualified Offering, and the shares of Series C Preferred Stock held by the purchasers of Series D Preferred Stock will be automatically exchanged into the securities we sell in a Qualified Offering (to the extent that stockholder approval for such exchange of Series C Preferred Stock is not required under the Company Guide). In connection with the Series D Private Placement, the certificate of designation for the Series B Preferred Stock was amended to provide that each share of outstanding Series B Preferred Stock will be automatically exchanged into the securities we sell in a Qualified Offering. All of the foregoing features will increase the number of shares issuable upon conversion or exchange, assuming that the effective offering price of our common stock in a subsequent financing or a Qualified Offering is lower than the conversion price of these securities then in effect, of the Series B Preferred Stock, Series C Preferred Stock or Series D Preferred Stock for no additional consideration, and will result in a greater dilutive effect on our shareholders..

The mandatory exchange of shares of Series C Preferred Stock held by the purchasers of Series D Preferred Stock into the securities we sell in a Qualified Offering, as contemplated by the Series D Purchase Agreement, as amended, may require us to offer to purchase the shares of Series C Preferred Stock from the Series D Investor, which may delay or make it difficult for us to obtain additional financing.

The Series D Purchase Agreement, as amended, provides that, upon closing of any subsequent offering that is a Qualified Offering, the shares of Series C Preferred Stock held by the Series D Investor will be exchanged into the securities we sell in a Qualified Offering. The Company Guide Section 713(a)(ii) requires us to obtain stockholder approval in connection with a transaction other than a public offering involving the sale, issuance or potential issuance by the issuer of additional shares of common stock (or securities convertible into or exchangeable for common stock) equal to 20% or more of the number of shares of common stock outstanding before the issuance for a price that is less than the greater of book or market value of the stock on the date the issuer enters into a binding agreement for the issuance of such securities. Accordingly, if the effective offering price of our common stock is less than the greater of book or market value of our common stock at the time of such offering, and the issuance of shares of common stock or shares of common stock underlying securities convertible into common stock in a Qualified Offering upon the exchange of the then outstanding shares of Series C Preferred Stock held by the Series D Investor is equal to 20% or more of the number of shares of our common stock outstanding immediately prior to the offering, as we do not have stockholder approval for this exchange, we will not be enable to fully exchange all of the Series D Investor’s shares Series C Preferred Stock for securities sold in the Qualified Offering pursuant to the Series D Purchase Agreement. In the event that we fail, or are unable, to issue securities issued in the Qualified Offering to the Series D Investor in exchange for such investor’s remaining Series C Preferred Stock due to limitations mandated by the NYSE American, or for any other reason, we are required to offer to purchase from such investor those shares of Series C Preferred Stock not exchanged for the securities sold in the Qualified Offering. Such requirement may make any future financing to be both time consuming or difficult to obtain.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our publicly traded securities to decline.

Sales of a significant number of shares of our common stock or our warrants in the public market could harm the market prices of our common stock or warrants and make it more difficult for us to raise funds through future offerings of common stock or warrants. Our stockholders and the holders of our options and warrants may sell substantial amounts of our common stock or our publicly traded warrants in the public market. In addition, we will be required to issue additional shares of common stock to the holders of our Series B Preferred Stock upon conversion of shares of our Series B Preferred Stock and the payment of the dividends thereunder in common stock and to the holders of our Series C Preferred Stock upon conversion of shares of our Series C Preferred Stock, as a result of the full ratchet anti-dilution price protection in the respective certificate of designation for the Series B Preferred Stock and the Series C Preferred Stock, if the effective common stock purchase price in a subsequent offering is less than the respective then current conversion price of the Series B Preferred Stock or the Series C Preferred Stock, which in turn will increase the number of shares of common stock available for sale. Moreover, pursuant to the Series D Purchase Agreement, as amended, and the certificate of designation for the Series D Preferred Stock, we have agreed to reduce the conversion price of the Series D Preferred Stock to the public offering price of our common stock in sold in the March 2018 offering and the April 2018 offering, and the purchasers of Series D Preferred Stock have the option to exchange their Series D Preferred Stock into the securities issued in a subsequent offering having more favorable terms, such as a lower price, which would increase the number of shares of common stock issuable to the holders of Series D Preferred Stock following the exercise of such option. The Series D Purchase Agreement, as amended, also provides for an automatic exchange of all outstanding shares of Series B Preferred Stock and Series C Preferred Stock held by the Series D Investor into the securities we sell in a Qualified Offering (or repurchased, to the extent that we fail, or are unable, to issue securities issued in the Qualified Offering to the Series D Investor in exchange for such investor’s remaining Series C Preferred Stock due to limitations mandated by the NYSE American, the Securities and Exchange Commission, or for any other reason), which, if the effective offering price of common stock is lower than the conversion price of Series C Preferred Stock then in effect, would also increase the number of shares issuable to the holder of Series C Preferred Stock. See “Risk Factors — Risks Related to Our Common Stock, Preferred Stock and Warrants— The respective certificate of designation for the Series B Preferred Stock and the Series C Preferred Stock and the Series D Purchase Agreement contains anti-dilution provisions that may result in the reduction of the conversion price in the future. This feature may result in an indeterminate number of shares of common stock being issued upon conversion of the Series B Preferred Stock, the Series C Preferred Stock or the Series D Preferred Stock. Sales of these shares will dilute the interests of other security holders and may depress the price of our common stock.”

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

INSPIREMD, INC.

Date: May 7, 2018	By:	/s/ James Barry, Ph.D.
	Name:	James Barry, Ph.D
	Title:	President and Chief Executive Officer

Date: May 7, 2018	By:	/s/ Craig Shore
	Name:	Craig Shore
	Title:	Chief Financial Officer, Secretary and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, as amended through September 30, 2015 (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2015)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011)

3.3	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2013)

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 25, 2016)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Quarterly Report on Form 10-Q filed on August 9, 2016)

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 29, 2016)

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 15, 2017)

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

3.12	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 7, 2018)

3.13	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 1, 2018)

3.14	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 3, 2018)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 5, 2013)

4.2	Form of Series B Warrant Agent Agreement and Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to Amendment No.3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2017)

4.3	Form of Series C Warrant Agent Agreement and Form of Series C Warrant (incorporated by reference to Exhibit 4.4 to Amendment No.3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2017)

10.1	Amendment to Securities Purchase Agreement, dated February 21, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 21, 2018)

10.2	Waiver Agreement, dated February 26, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 26, 2018)

10.3	Form of Underwriter Warrant, dated March 1, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 1, 2018)

10.4	Waiver Agreement, dated March 28, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 29, 2018)

10.5	Form of Underwriter Warrant, dated April 2, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 3, 2018)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements

* Filed herewith.

