Form 10-Q
period 2018-06-30
InspireMD, Inc.
filed 2018-08-06
CIK 1433607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

Yes [  ] No [X]

The number of shares of the registrant’s common stock, $0.0001 par value, outstanding as of August 6, 2018: 23,784,846

2

INSPIREMD, INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2018

F-1

INSPIREMD, INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2018

The amounts are stated in U.S. dollars in thousands

INSPIREMD, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in thousands)

	June 30,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	6,442	3,710
Accounts receivable:
Trade, net	916	643
Other	175	207
Prepaid expenses	71	62
Inventory	637	533
TOTAL CURRENT ASSETS	8,241	5,155

NON-CURRENT ASSETS:
Property, plant and equipment, net	431	476
Deferred Issuance Costs	310	-
Funds in respect of employee rights upon retirement	489	476
TOTAL NON-CURRENT ASSETS	1,230	952
TOTAL ASSETS	9,471	6,107

INSPIREMD, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in thousands other than share and per share data)

	June 30,	December 31,
	2018	2017
LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	476	328
Other	1,978	2,134
Contract liability	26	20
TOTAL CURRENT LIABILITIES	2,480	2,482

LONG-TERM LIABILITIES-
Liability for employees rights upon retirement	629	624
TOTAL LONG-TERM LIABILITIES	629	624

COMMITMENTS AND CONTINGENT LIABILITIES (Note 8)
TOTAL LIABILITIES	3,109	3,106
REDEEMABLE PREFFERED SHARES	2,264	274

EQUITY:
Common stock, par value $0.0001 per share; 150,000,000 shares authorized at June 30, 2018 and December 31, 2017; 6,453,428 and 1,483,556 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	-	-
Preferred B shares, par value $0.0001 per share; 500,000 shares authorized at June 30, 2018 and December 31, 2017; 17,303 and 27,075 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	-	-
Preferred C shares, par value $0.0001 per share; 1,172,000 shares authorized at June 30, 2018 and December 31, 2017; 378,840* and 741,651 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	-	-
Preferred D shares, par value $0.0001 per share; 750 shares authorized at June 30, 2018 and December 31, 2017 ; 300** and 750 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively		-
Additional paid-in capital	147,466	143,079
Accumulated deficit	(143,368)	(140,352)
Total equity	4,098	2,727
Total liabilities, redeemable preferred shares and equity	9,471	6,107

* Including 306,917 shares that are classified in Redeemable Preferred Shares and were redeemed in full on July 3, 2018.

** The 300 shares are classified in Redeemable Preferred Shares and were redeemed in full on July 3, 2018.

The accompanying notes are an integral part of the interim consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(U.S. dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

REVENUES	$1,003	$640	$2,010	$1,209
COST OF REVENUES	726	493	1,440	988
GROSS PROFIT	277	147	570	221
OPERATING EXPENSES:
Research and development	230	403	482	753
Selling and marketing	580	632	1,072	1,164
General and administrative	940	1,406	2,442	3,002
Total operating expenses	1,750	2,441	3,996	4,919
LOSS FROM OPERATIONS	(1,473)	(2,294)	(3,426)	(4,698)
FINANCIAL EXPENSES, net:
Interest expenses	-	-	-	119
Other financial expenses (income)	(846)	-	(410)	35
Total financial expenses (income)	(846)	-	(410)	154
LOSS BEFORE TAX EXPENSES	(627)	(2,294)	(3,016)	(4,852)
TAX EXPENSES	-	-	-	1
NET LOSS	$(627)	$(2,294)	$(3,016)	$(4,853)
NET LOSS PER SHARE - basic and diluted	$(0.15)	$(7.30)	$(0.76)	$(25.64)
WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES USED IN COMPUTING NET LOSS PER SHARE - Basic and diluted	6,745,360	313,812	4,511,681	213,840

The accompanying notes are an integral part of the interim consolidated financial statements

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(U.S. dollars in thousands, except share data)

	Common stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Additional paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
BALANCE AT DECEMBER 31, 2017	1,483,556	*	27,075	*	741,651	*	750	*	$143,079	$(140,352)	$2,727
Net loss										(3,016)	(3,016)
Issuance of common shares, net of $1,053 issuance costs	3,857,143	*							6,942		6,942
Redemption of Series D Preferred Stock							(450)	*	(450)		(450)
Conversion of Series B Preferred Stock to common shares	80,620	*	(9,772)	*					274		274
Classification of preferred shares									(3,200)		(3,200)
Conversion of Series C Preferred Stock to common shares	920,726	*			(315,936)	*			936		936
Exercise of Unit Purchase Option	111,442	*							557		557
Accretion of redeemable preferred shares									(438)		(438)
Redemption of Series C Preferred Stock					(46,875)	*			(300)		(300)
Share-based compensation related to restricted stock and stock options award, net of forfeitures of 59 shares	(59)								66		66
BALANCE AT June 30, 2018	6,453,428	*	17,303	*	378,840	*	300	*	$147,466	$(143,368)	$4,098

* Represents an amount less than $1 thousand

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. dollars in thousands)

	Six months ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,016)	$(4,853)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	79	84
Loss from sale of property, plant and equipment	-	13
Change in liability for employees right upon retirement	5	(15)
Financial income (expenses)	(405)	(514)
Share-based compensation expenses	66	484
Changes in operating asset and liability items:
Increase in prepaid expenses	(9)	(8)
Increase in trade receivables	(273)	(95)
Decrease (increase) in other receivables	26	(4)
Decrease (increase) in inventory	(104)	71
Increase (decrease) in trade payables	148	(145)
Increase (decrease) in other payables and contract liability	(491)	634
Net cash used in operating activities	(3,974)	(4,348)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(28)	(164)
Amounts funded in respect of employee rights upon retirement, net	(13)	(31)
Net cash used in investing activities	(41)	(195)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares and warrants and exercise of unit purchase option, net of $1,023 and $776 issuance costs, respectively	7,530	6,072
Redemption of series C and D preferred stock	(750)	-
Repayment of long-term loan	-	(2,179)
Net cash provided by financing activities	6,780	3,893
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(33)	13
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,732	(637)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	3,710	7,516
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$6,442	$6,879
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
Classification of Redemption Obligation of Preferred Shares to Mezzanine and Embedded Derivative, see Note 3c	$2,428	-
Issuance costs	$340	$375
Warrant Liability	-	$123

The accompanying notes are an integral part of the interim consolidated financial statements.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The Company has an accumulated deficit as of June 30, 2018, as well as a history of net losses and negative operating cash flows in recent years. The Company expects to continue incurring losses and negative cash flows from operations until its products (primarily CGuard™ EPS) reach commercial profitability. As a result of these expected losses and negative cash flows from operations, along with the Company’s current cash position, the Company only has sufficient resources to fund operations approximately 12 months from the date of the balance sheet. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. These financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, the financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position and results of operations of the Company. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2017, as found in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 13, 2018. The results of operations for the six and three months ended June 30, 2018 are not necessarily indicative of results that could be expected for the entire fiscal year.

Revenue from contracts with customers

On January 1, 2018, the Company adopted the new accounting standard ASC 606, Revenue from Contracts with Customers, and all the related amendments (the “New Revenue Standard”) to all contracts using the modified retrospective method. The standard did not have any effect upon its initial application.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 2 - BASIS OF PRESENTATION (continued):

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

Revenue from sales of goods, including sales to distributors, is recognized when the customer obtains control of the product, once the Company has a present right to payment, legal title, and risk and rewards of ownership are obtained by the customer. This occurs when products are shipped.

The Company recognizes the incremental costs of obtaining contracts as an expense since the amortization period of the assets that the Company otherwise would have recognized is one year or less. The costs are recorded under selling and marketing expenses. Disaggregated revenue is disclosed in Note 9.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 3 - EQUITY:

a.	On February 7, 2018, the Company filed with the Secretary of State of Delaware a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a one-for-thirty-five reverse stock split of its common stock, par value $0.0001 per share, effective as of February 7, 2018. All related share and per share data have been retroactively applied to the financial statements and their related notes for all periods presented.

b.	On December 1, 2017, as part of a planned recapitalization, the Company sold 750 shares of Series D Convertible Preferred Stock (the “Series D Preferred Stock”) to an institutional accredited investor (the “Series D Investor”) in a private placement (the “Series D Private Placement”) pursuant to a securities purchase agreement (the “Series D Purchase Agreement”), dated November 28, 2017, for aggregate gross proceeds of $750,000. The stated value of each share of Series D Preferred Stock was $1,000, and the Series D Preferred Stock was convertible, at the option of the holder, into shares of the Company’s common stock (subject to the beneficial ownership limitation set forth in the certificate of designation for the Series D Preferred Stock (“Series D Certificate of Designation”)), at the initial conversion price of $7.00 per share, subject to adjustment as provided in the Series D Certificate of Designation. Pursuant to the Series D Purchase Agreement and the Series D Certificate of Designation, the purchasers of Series D Preferred Stock had the option, subject to certain limitations, to exchange their Series D Preferred Stock into the securities issued in a subsequent offering (the “Series D Exchange Right”) or into the securities the Company would sell in an offering of the Company’s common stock or common stock equivalents for gross proceeds of at least $8 million (a “Qualified Offering”) upon consummation of a Qualified Offering on a $1.00 per stated value for $1.00 new subscription amount basis. In addition, in accordance with the Series D Purchase Agreement, the certificate of designation for the Series B Preferred Stock was amended to provide that each share of outstanding Series B Convertible Preferred Stock (the “Series B Preferred Stock”) would be automatically exchanged into the securities the Company would sell in a Qualified Offering on a $1.00 per stated value for $1.00 new subscription amount basis. As a result of the issuance and sale of the Series D Preferred Stock, the conversion price of the outstanding shares of Series B Preferred Stock was reduced to $7.00 pursuant to the anti-dilution adjustment provisions of the Series B Preferred Stock. There was no change to the conversion price of the outstanding Series C Convertible Preferred Stock (“Series C Preferred Stock “) as a result of an amendment made to the terms of the Series C Preferred Stock exempting the issuance of the Series D Preferred Stock from the anti-dilution adjustment provisions of the Series C Preferred Stock.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 3 – EQUITY (continued):

c.	On February 21, 2018, the Series D Purchase Agreement was amended (“February 2018 SPA amendment”) to require the Company (i) to use 15% of the proceeds from any subsequent offering of the Company’s securities that is not a Qualified Offering to redeem the outstanding shares of the Series C Preferred Stock held by the Series D Investor at a per share purchase price equal to the stated value of the Series C Preferred Stock, and (ii) upon closing of any subsequent offering that is a Qualified Offering, to exchange all remaining outstanding shares of Series C Preferred Stock held by the Series D Investor for any securities issued in such Qualified Offering on a $1.00 per stated value for $1.00 new subscription amount basis (subject to the beneficial ownership limitation set forth in the certificate of designation for the Series C Preferred Stock). The Feburary 2018 SPA amendment provided that in the event that the Company fails, or is unable, to issue securities issued in the Qualified Offering to the Series D Investor in exchange for such investor’s remaining Series C Preferred Stock due to limitations mandated by the NYSE American, the Securities and Exchange Commission, or for any other reason, the Company would be required to offer to purchase from such investor those shares of Series C Preferred Stock not exchanged for the securities sold in the Qualified Offering at a per share purchase price equal to the stated value of Series C Preferred Stock. This requirement to purchase from the Series D Investor those shares of Series C Preferred Stock not exchanged for the securities sold in the Qualified Offering at a per share purchase price equal to the stated value of Series C Preferred Stock in case of a Qualified Offering, and the requirement to use 15% of the proceeds from any subsequent offering of the Company’s securities that is not a Qualified Offering to redeem the outstanding shares of the Series C Preferred Stock held by the Series D Investor at a per share purchase price equal to the stated value of the Series C Preferred Stock are referred to as “Redemption Obligations.”

For accounting purposes, the Company analyzed the classification of the Series C Preferred Stock in light of the Redemption Obligations of the Company regarding such preferred stock held by the Series D Investor, as agreed upon in the February 2018 SPA amendment. Based on ASC 480-10-S99 the Company determined that since the Redemption Obligation may occur upon contingent events, such as subsequent financing transactions not meeting the threshold for a Qualified Offering, that are not solely within the Company’s control, the Series C Preferred Stock is considered as contingently redeemable and should be classified outside of permanent equity, within mezzanine equity.

In addition, the Company analyzed whether the conversion feature embedded in the shares of the Series C Preferred Stock subject to the Redemption Obligation should be bifurcated. As certain shares of the Series C Preferred Stock are contingently redeemable, the host contract was determined to be akin to debt, and the conversion feature not clearly and closely to the debt host given the anti dilution protection included in the terms of these Series C Preferred Stock. Consequently, an embedded derivative was separated from the host contract and accounted for as a derivative instrument pursuant to Subtopic 815-10.

As of the date of the February 2018 SPA amendment, the Company classified an amount of $3,200,000 from permanent equity to “Redeemable Preferred Shares” and “Derivative Liability” in an amount of $2,580,000 and $620,000, respectively.

The Company values Level 3 derivative liability using an internally developed valuation model, whose inputs include potential equity transactions probability of completing successful fund raising during the relevant period and stock prices.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 3 – EQUITY (continued):

d.	On February 26, 2018, the Company and the Series D Investor entered into a waiver agreement (the “Waiver Agreement”) which provided that (i) the Series D Exchange Right would not be applicable to an offering of up to $7,000,000 which occurred no later than March 9, 2018, (ii) the Company shall reduce the conversion price of the Series D Preferred Stock to the public offering price of our common stock in such offering, and (iii) instead of using 15% of the proceeds from such offering to redeem shares of Series C Preferred Stock held by the Series D Investor, the Company shall use 15% of the proceeds from such offering to redeem a portion of the outstanding shares of Series D Preferred Stock held by the Series D Investor at a per share purchase price equal to the stated value of the Series D Preferred Stock.

e.	On March 1, 2018, the Company closed an underwritten public offering of 1,000,000 shares (the “March 1, 2018 Shares”) of the Company’s common stock. The offering price to the public of the March 1, 2018 Shares was $3.00 per share. The Company received gross proceeds of $3.0 million from the offering, before deducting underwriter commissions and discounts and other fees and expenses payable by the Company.

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

In connection with the offering, the Company issued to the underwriter warrants to purchase up to 60,000 shares of common stock, or 6% of the number of shares of common stock sold in the offering (the “March Underwriter Warrants”). The March Underwriter Warrants are exercisable at any time and from time to time, in whole or in part, following the date of issuance and ending February 27, 2023, at a price per share equal to $3.75 (125% of the offering price to the public per share).

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 3 – EQUITY (continued):

As a result of the offering, the respective conversion price for each of the Series B Preferred Stock, the Series C Preferred Stock and the Series D Preferred Stock was reduced to $3.00 per share, and the number of shares of common stock issuable upon conversion of the Series B Preferred Stock, the Series C Preferred Stock and the Series D Preferred Stock had increased as follows:

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

For accounting purposes, the Company analyzed whether the change in the conversion price of the Series D Preferred Stock constitutes an extinguishment for accounting purposes, by comparing the fair value of the Series D Preferred Stock immediately before and after such change in terms. Since the fair value increased substantially, i.e by more than 10%, the change in terms was accounted for as an extinguishment. As a result, the difference between the fair value of the Series D Preferred Stock immediately after the change in term (the reduction of the conversion price from $7.00 per share to $3.00 per share, pursuant to the Series D Purchase Agreement, as amended by February 2018 SPA amendment and the Waiver Agreement) and the carrying amount immediately before such change, in the amount of $49,000, was added to the basic loss per share attributable to the Company’s common stockholders.

f.	On March 28, 2018, the Company and the Series D Investor entered into the second waiver agreement (the “Second Waiver Agreement”) which provided that (i) the Series D Exchange Right would not be applicable to a subsequent financing consisting solely of shares of common stock, which shall be publicly registered on Form S-3 for gross proceeds to us of up to $5,000,000, to be consummated by not later than April 3, 2018 (the “Planned April 2018 Offering”), (ii) the Company’s obligation to use 15% of the proceeds from any subsequent offering of our securities that is not a Qualified Offering to redeem the outstanding shares of the Series C Preferred Stock held by the Series D Investor would not be applicable to the Planned April 2018 Offering, (iii) the Company shall reduce the conversion price of the Series D Preferred Stock to the public offering price of our common stock sold in the Planned April 2018 Offering, and (iv) the Company shall use $300,000 of the proceeds from the Planned April 2018 Offering to redeem outstanding shares of Series C Preferred Stock held by the Series D Investor at a per share purchase price equal to the stated value of the Series C Preferred Stock.

g.	On March 28, 2018, the Company entered into an underwriting agreement relating to an underwritten public offering of 2,857,143 shares of common stock.

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

As a result of the issuance and sale of the April 2, 2018 Shares, the conversion price of the outstanding shares of Series D Preferred Stock was reduced to $1.75 pursuant to the Second Waiver Agreement, and the number of shares of common stock issuable upon conversion of the Series D Preferred Stock increased by an aggregate of 71,429 additional shares of common stock, based on 300 shares of Series D Preferred Stock outstanding as of April 2, 2018.

For accounting purposes, the Company analyzed whether the change in the conversion price of the Series D Preferred Stock constitutes an extinguishment for accounting purposes, by comparing the fair value of the Series D Preferred Stock immediately before and after such change in terms. Since the fair value increased substantially, i.e by more than 10%, the change in terms was accounted for as an extinguishment. As a result, the difference between the fair value of the Series D Preferred Stock immediately after the change in term (the further reduction of the conversion price from $3.00 per share to $1.75 per share, pursuant to the Series D Purchase Agreement, as amended by February 2018 SPA amendment, the Waiver Agreement and the Second Waiver Agreement) and the carrying amount immediately before such change, in the amount of $32,000, was subtracted from the basic loss per share attributable to the Company’s common stockholders.

Pursuant to the Series D Purchase Agreement, as amended by the February 2018 SPA amendment, the Waiver Agreement and the Second Waiver Agreement, following the closing of the offering on April 2, 2018, the Company used $300,000 of the net proceeds of the offering to purchase from the Series D Investor 46,875 shares of the Series C Preferred Stock at a per share purchase price equal to the stated value of the Series C Preferred Stock.

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

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 3 – EQUITY (continued):

h.	On June 28, 2018, the Company and the Series D Investor entered into a letter agreement (the “Letter Agreement”) which further amended the Series D Purchase Agreement to provide that, notwithstanding anything to the contrary in the prior agreements, in the event the Company consummates a Qualified Offering in which the Series D Investor and its affiliates invest at least $3 million, (i) instead of an automatic exchange of all outstanding shares of Series C Preferred Stock held by the Series D Investor into securities issued in a Qualified Offering on a $1.00 per stated value for $1.00 new subscription amount basis, all outstanding shares of Series C Preferred Stock held by the Series D Investor will be redeemed at a per share purchase price equal to the stated value of the Series C Preferred Stock, and (ii) all outstanding shares of Series D Preferred Stock will be redeemed at a per share purchase price equal to the stated value of the Series D Preferred Stock.

On June 29, 2018, the Company entered into an underwriting agreement relating to an underwritten public offering (the “July 2018 Offering”) of (i) 10,851,417 common units (“Common Units”), with each Common Unit being comprised of one share of the Company’s common stock, par value $0.0001 per share, and one Series D warrant (collectively, the “Series D Warrants”) to purchase one share of common stock and (ii) 22,481,916 pre-funded units (“Pre-Funded Units”), with each Pre-Funded Unit being comprised of one pre-funded warrant (collectively, the “Pre-Funded Warrants”) to purchase one share of common stock and one Series D Warrant, which closed on July 3, 2018. The offering price to the public was $0.30 per Common Unit and $0.29 per Pre-Funded Unit. The Company also granted the Underwriter a 30-day option to purchase up to an additional 4,999,999 shares of common stock at a purchase price of $0.29 per share and/or up to 4,999,999 additional Series D Warrants to purchase 4,999,999 shares of common stock at a purchase price of $0.01 per Series D Warrant, less the underwriting discounts and commissions of $0.0203 per share and $0.0007 per Series D Warrant. The Underwriter exercised its option to purchase an additional 4,999,999 Series D Warrants to purchase 4,999,999 shares of common stock.

Pursuant to the Letter Agreement, the Company had revised its estimate as of June 30, 2018, of the expected timing of redemption of Series C Preferred stock to the estimated closing date of the July 2018 Offering (July 3, 2018 ). As a result, the total of $438,000 (accretion of the redeemable preferred shares) was recorded aginst Additional paid-in capital, and added to basic loss per share attributable to to the Company’s common stockholders.

The Series D Warrants included in the Common Units and the Pre-Funded Units are immediately exercisable at a price of $0.30 per share of common stock, subject to adjustment in certain circumstances, and expire five years from the date of issuance. The shares of common stock, or Pre-Funded Warrants in the case of the Pre-Funded Units, and the Series D Warrants were offered together, but the securities contained in the Common Units and the Pre-Funded Units were issued separately.

Each Pre-Funded Warrant contained in a Pre-Funded Unit is exercisable for one share of our common stock at an exercise price of $0.01 per share. The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full.

Pursuant to the full ratchet anti-dilution adjustment provisions in the respective certificate of designation for the Company’s Series B Convertible Preferred Stock and Series C Preferred Stock, the conversion price of the outstanding shares of the Series B Convertible Preferred Stock and the Series C Preferred Stock was reduced to $0.30 per share, effective as of the date of the underwriting agreement enterd for the July 2018 Offering, and the number of shares of common stock issuable upon conversion of the Series B Preferred Stock and the Series C Preferred Stock had increased as follows:

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 3 – EQUITY (continued):

●	an aggregate of 3,330,828 additional shares of common stock upon conversion of the Series B Preferred Stock and as payment of the dividends thereunder in common stock, based on 17,303 shares of Series B Preferred Stock outstanding as of June 29, 2018.
●	an aggregate of 8,081,920 additional shares of common stock upon conversion of the Series C Preferred Stock, based on 378,840 shares of Series C Preferred Stock outstanding as of June 29, 2018.

i.	During the six month period ended June 30, 2018, 362,811 shares of Series C Preferred Stock were converted into 1,092,154 shares of common stock.

j.	During the six month period ended June 30, 2018, 9,772 shares of Series B Preferred Stock were converted into 80,620 shares of common stock.

k.	During January and February 2018, the placement agent from the an offering closing in July 2016 exercised its unit purchase option to purchase 13,508 units and received 13,508 shares of Series B Preferred Stock and 1,545 Series A warrants to purchase common stock. The placement agent subsequently converted its Series B Preferred Stock and received an aggregate of 111,443 shares of common stock. The Company received an aggregate of $557,205 from the placement agent for the exercise of the unit purchase option.

l.	As of June 30, 2018, the outstanding Series B Preferred Stock are convertible into 3,330,828 shares of common stock, including the holders of Series B Convertible Preferred Stock entitlement to receive cumulative dividends at the rate per share of 15% per annum of the stated value for five years (the “Dividend Entitlement), payable in cash or common stock, at the Company’s discretion, but excluding effect of future conversion price adjustment, if any.

m.	As of June 30, 2018, the outstanding Series C Preferred Stock are convertible into 8,081,920 shares of common stock. However, the Company redeemed all of the Series C Preferred Stock held by the Series D Investor (see Note 10), resulting in 71,923 shares of Series C Preferred Stock remaining to be convertible into 1,534,357 shares of common stock as of July 3, 2018.

n.	As of June 30, 2018, the outstanding Series D Preferred Stock are convertible into 171,429 shares of common stock. The Company redeemed all of the outstanding shares of the Series D Preferred Stock on July 3, 2018 (see Note 10).

o.	As of June 30, 2018, the outstanding Series A Warrants are convertible into 52,165 shares of common stock.

p.	As of June 30, 2018, the outstanding Series B Warrants are convertible into 122,269 shares of common stock.

q.	As of June 30, 2018, the Company has authorized 155,000,000 shares of capital stock, par value $0.0001 per share, of which 150,000,000 are shares of common stock and 3,328,000 are shares of “blank check” preferred stock.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 4- NET LOSS PER SHARE:

Set forth below is data taken into account in the computation of loss per share:

	3 Months Ended June 30,		6 Months Ended June 30,
	2018	2017	2018	2017
	($ in thousands)
NET LOSS	$(627)	$(2,294)	$(3,016)	$(4,853)
Beneficial conversion feature of series C preferred shares	-	-	-	(633)
Adjustments due to extiguishment and accretion of series D and series C preferred shares	(407)	-	(407)	-
Net loss available to common shareholders	$(1,034)	$(2,294)	$(3,423)	$(5,486)
Weighted average of Ordinary Shares outstanding during the period	6,745,360	313,812	4,511,681	213,840
Basic and diluted loss per share (dollars)	$(0.15)	$(7.30)	$(0.76)	$(25.64)

The total number of shares of common stock related to outstanding options, warrants, restricted stock, Series C Preferred Stock, Series D Preferred Stock and placement agent units excluded from the calculations of diluted loss per share were 9,055,848 for the six and three month periods ended June 30, 2018.

The total number of shares of common stock related to outstanding options, warrants, restricted stock, Series C Preferred Stock and placement agent units excluded from the calculations of diluted loss per share were 14,625,902 for the six and three month periods ended June 30, 2017.

NOTE 5 - FAIR VALUE MEASURMENT:

The following tables summarize the activity for those financial liabilities where fair value measurements are estimated utilizing Level 3 inputs:

6 Months Ended June 30, 2018
Derivative liability
Balance as of January 1, 2018	$-
Classification of Redemption Obligation of preferred shares holder to Mezzanine	620
Conversion of Series C Preferred Stock to common shares	(182)
Revaluation of embedded derivative- financial income	(438)

Balance as of June 30, 2018	$-

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

3 Months Ended June 30, 2018
Derivative liability
Balance as of March 31, 2018	$872
Revaluation of embedded derivative- financial income	(872)

Balance as of June 30, 2018	$-

NOTE 5 - FAIR VALUE MEASURMENT (continued):

Level 3 liabilities include Derivative Liability related to the Company Series C Preferred Stock, as described in Note 3c. The Company values the Level 3 Derivative Liability using multi-period Binomial model, whose inputs include probability of completing fund raising and the related fund raise amounts, volatility of stock prices, stock prices, term to extinguish the Series C preferred shares held by the Series D investor.

In calculating the fair value of Derivative Liability, the Company used the following assumptions: stock price of $4.20 and $1.04 for the transaction date and for March 31, 2018, respectively and Volatility of 140.95% -166.60% and 152.92-200.35% for the transaction date and for March 31, respectively. Regarding the value as of June 2018 see Note 3i.

Fair value of financial instruments

The carrying amounts of financial instruments included in working capital approximate their fair value either because these amounts are presented at fair value or due to the relatively short-term maturities of such instruments.

As of both June 30, 2018, and December 31, 2017, allowance for doubtful accounts was $72,000.

NOTE 6 - INVENTORY:

	June 30,	December 31,
	2018	2017
	($ in thousands)
Finished goods	$264	$174
Work in process	40	63
Raw materials and supplies	333	296
	$637	$533

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUALS - OTHER:

	June 30,	December 31,
	2018	2017
	($ in thousands)
Employees and employee institutions	$590	$853
Accrued vacation and recreation pay	211	165
Accrued clinical trial expenses	462	462
Accrued expenses	588	514
Provision for sales commissions	97	109
Other	30	31
	$1,978	$2,134

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

On April 26, 2016 the Company received a suit seeking damages from the Company amounting to $2.2 million in cash and unspecified compensation in equity in connection with certain finders’ fees. By Order dated February 23, 2017, the U.S. District Court for the Southern District of New York granted our motion to dismiss the suit in its entirety. On January 23, 2018, the clerk entered judgment dismissing the complaint consistent with the District court’s order. The Claimants have not appealed the District Court’s judgement, and the time in which to do so has expired. Accordingly, this matter is now closed.

In July 2016, a service provider filed a suit seeking damages from the Company’s subsidiary amounting to $1,967,822. The Company’s management, after considering the views of its legal counsel as well as other factors, is of the opinion that a loss to the Company is neither probable nor in an amount or range of loss that is estimable

NOTE 9 - DISAGGREGATED REVENUE AND ENTITY WIDE DISCLOSURES:

Revenues are attributed to geographic areas based on the location of the customers. The following is a summary of revenues:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	($ in thousands)

Italy	$207	$132	$394	$233
Germany	201	133	472	235
Russia	110	47	160	109
Other	485	328	984	632
	$1,003	$640	$2,010	$1,209

By product:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	($ in thousands)

CGuard	$833	$430	$1,664	$789
MGuard	170	210	346	420
	$1,003	$640	$2,010	$1,209

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 9 - DISAGGREGATED REVENUE AND ENTITY WIDE DISCLOSURES (continued):

By principal customers:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Customer A	18%	18%	22%	9%
Customer B	11%	11%	10%	11%
Customer C	11%	7%	8%	9%
Customer D	9%	10%	9%	8%

All tangible long lived assets are located in Israel.

NOTE 10 - SUBSEQUENT EVENTS

On July 2, 2018, the Company filed with the office of the Secretary of State of the State of Delaware a Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock which removes the provision providing for an automatic exchange of all outstanding shares of Series B Convertible Preferred Stock into securities issued in a Qualified Offering on a $1.00 per stated value for $1.00 new subscription amount basis upon a Qualified Offering.

On July 3, 2018, the Company closed the July 2018 Offering (see Note 3f). The Company received gross proceeds of $9.8 million from the offering, before deducting underwriter discounts and commissions and other fees and expenses payable by the Company.

Pursuant to the underwriting agreement relating to the July 2018 Offering, the Company, upon closing of the July 2018 Offering, issued to the underwriter warrants to purchase up to 2,000,000 shares of common stock, or 6% of the aggregate number of shares of common stock sold in the July 2018 Offering (including the number of shares of common stock issuable upon exercise of the Pre-Funded Warrants sold in the July 2018 Offering). The underwriter warrants are exercisable at any time and from time to time, in whole or in part, following the date of issuance and ending July 29, 2023, at a price per share equal to $0.375 (125% of the offering price to the public per Common Unit).

Pursuant to the Letter Agreement, on July 3, 2018, upon closing of the July 2018 Offering that was a Qualified Offering, the Company used $2,264,269 of the net proceeds of the July 2018 Offering to redeem 306,917 shares of Series C Preferred Stock and 300 shares of Series D Preferred Stock held by the Series D Investor.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will probably not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

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

For a discussion of these and other risks that relate to our business and investing in our common stock, you should carefully review the risks and uncertainties described in this Quarterly Report on Form 10-Q, and those described from time to time in our future reports filed with the Securities and Exchange Commission. The forward-looking statements contained in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by this cautionary statement. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

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

Our CGuard™ carotid embolic prevention system (“CGuard EPS”) combines MicroNet and a self-expandable nitinol stent in a single device for use in carotid artery applications. Our CGuard EPS received CE mark approval in the European Union in March 2013, and we launched its release on a limited basis in October 2014. In January 2015, a new version of CGuard, with a rapid exchange delivery system, received CE mark approval in Europe and in September 2015, we announced the full market launch of CGuard EPS in Europe. Subsequently, we launched CGuard EPS in Russia and certain countries in Latin America and Asia, and, in January 2018, received regulatory approval to commercialize CGuard EPS in India, Vietnam and Ecuador. We consider the addressable market for our CGuard EPS consists of individuals with diagnosed, symptomatic high-grade carotid artery stenosis (HGCS, ≥70% occlusion) for whom an intervention is preferable to medical (drug) therapy. This group includes not only carotid artery stenting patients but also individuals undergoing carotid endarterectomy, as the two approaches compete for the same patient population. Assuming full penetration of the intervention caseload by CGuard EPS, we estimate that the addressable market for CGuard EPS was approximately $1.0 billion in 2017. (source: Health Research International 2017 Results of Update Report on Global Carotid Stenting Procedures and Markets by Major Geography and Addressable Markets).

In April 2017, we had a pre-investigational device exemption (“IDE”) submission meeting with the U.S. Food and Drug Administration regarding CGuard EPS where we presented materials that we believed would support a formal IDE submission seeking approval to conduct a human clinical trial in the United States which included our draft synopsis for the clinical trial design. We intend to further our efforts to obtain an IDE approval for CGuard EPS and to ultimately seek the U.S. Food and Drug Administration approval for commercial sales in the United States.

We intend to continue the development of and manufacturing enhancements for CGuard EPS, including developing CGuard EPS with a smaller delivery catheter (5 French gauge) for CE mark approval, which, we believe, will enable us to meet the market demand for minimally invasive devices, have a competitive advantage in penetrating the Asia Pacific market and offer our product for transradial catheterization, which, we believe, is gaining favor among interventionalists.

Our MGuard™ Prime™ Embolic Protection System (“MGuard Prime EPS”) is marketed for use in patients with acute coronary syndromes, notably acute myocardial infarction (heart attack) and saphenous vein graft coronary interventions (bypass surgery). MGuard Prime EPS combines MicroNet with a bare-metal cobalt-chromium based stent. MGuard Prime EPS received CE mark approval in the European Union in October 2010 for improving luminal diameter and providing embolic protection. However, as a result of a shift in industry preferences away from bare-metal stents in favor of drug-eluting (drug-coated) stents, in 2014 we decided to curtail further development of this product in order to focus on the development of a drug-eluting stent product, MGuard DES™. Due to limited resources, though, our efforts have been limited to testing drug-eluting stents manufactured by potential partners for compatibility with MicroNet and seeking to incorporate MicroNet onto a drug-eluting stent manufactured by a potential partner. The FDA has clarified that the primary mode of action for drug-eluting cardiovascular stents, which are regulated as combination products, is that of the device component and has assigned the FDA Center for Devices and Radiological Health (CDRH) primary responsibility for premarket review and regulation, providing some clarity about what to expect regarding the regulatory framework related to the development of MGuard DES™.

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

Recent Developments

Recent Financings and Recapitalization

On April 2, 2018, we closed an underwritten public offering of 2,857,143 shares of our common stock at a price to the public of $1.75 per share. Upon closing of the offering, as required by a waiver agreement, dated March 28, 2018, between us and an institutional accredited investor (the “Series D Investor”) who had purchased 750 shares of Series D Convertible Preferred Stock (the “Series D Preferred Stock”) in a private placement that closed on December 1, 2017 (the “Series D Private Placement”) pursuant to a securities purchase agreement, dated November 28, 2017 (the “Series D Purchase Agreement”), we used $300,000 of the proceeds from the offering to redeem 46,875 shares of our Series C Convertible Preferred Stock (the “Series C Preferred Stock”) held by the Series D Investor. As a result of such offering, the conversion price for each of our Series B Convertible Preferred Stock (the “Series B Preferred Stock”), our Series C Preferred Stock and our Series D Preferred Stock was reduced to $1.75 per share.

On June 28, 2018, we and the Series D Investor entered into a letter agreement (the “Letter Agreement”) which further amended the Series D Purchase Agreement to provide that, notwithstanding anything to the contrary in the prior agreements, in the event we consummate an offering of our common stock or common stock equivalents for gross proceeds of at least $8 million (a “Qualified Offering”) in which the Series D Investor and its affiliates invest at least $3 million, (i) instead of an automatic exchange of all outstanding shares of Series C Preferred Stock held by the Series D Investor into securities issued in a Qualified Offering on a $1.00 per stated value for $1.00 new subscription amount basis, all outstanding shares of Series C Preferred Stock held by the Series D Investor will be redeemed at a per share purchase price equal to the stated value of the Series C Preferred Stock, and (ii) all outstanding shares of Series D Preferred Stock will be redeemed at a per share purchase price equal to the stated value of the Series D Preferred Stock.

On July 3, 2018, we closed an underwritten public offering of (i) 10,851,417 common units (“Common Units”), with each Common Unit being comprised of one share of our common stock, and one Series D warrant (collectively, the “Series D Warrants”) to purchase one share of common stock and (ii) 22,481,916 pre-funded units (“Pre-Funded Units”), with each Pre-Funded Unit being comprised of one pre-funded warrant (collectively, the “Pre-Funded Warrants”) to purchase one share of common stock and one Series D Warrant. We granted the underwriter a 30-day option to purchase up to an additional 4,999,999 shares of common stock at a purchase price of $0.29 per share and/or up to 4,999,999 additional Series D Warrants to purchase 4,999,999 shares of common stock at a purchase price of $0.01 per Series D Warrant, less the underwriting discounts and commissions of $0.0203 per share and $0.0007 per Series D Warrant. The underwriter exercised its option to purchase an additional 4,999,999 Series D Warrants to purchase 4,999,999 shares of common stock. The Series D Warrants are exercisable immediately and have a term of exercise of five years from the date of issuance and have an exercise price of $0.30 per share of common stock. Each Pre-Funded Warrant contained in a Pre-Funded Unit is exercisable for one share of our common stock at an exercise price of $0.01 per share. The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. We received net proceeds from the offering and the exercise of the underwriter’s option to purchase additional 4,999,999 Series D Warrants to purchase 4,999,999 shares of common stock of approximately $8.7 million, excluding the proceeds, if any, from the exercise of the Series D Warrants and the Pre-Funded Warrants sold in the offering, and after deducting underwriting discounts and commissions and payment of other estimated expenses associated with the offering that are payable by us. Pursuant to the full ratchet anti-dilution adjustment provisions in the respective certificate of designation for the Company’s Series B Convertible Preferred Stock and Series C Preferred Stock, the conversion price of the outstanding shares of the Series B Preferred Stock and the Series C Preferred Stock was reduced to $0.30 per share, effective as of June 29, 2018.

Pursuant to the Letter Agreement, on July 3, 2018, upon closing of the public offering that was a Qualified Offering, we used $2,264,269 of the net proceeds of the offering to redeem 306,917 shares of Series C Preferred Stock and 300 shares of Series D Preferred Stock held by the Series D Investor.

Prior to the closing of the public offering, on July 2, 2018, we filed with the office of the Secretary of State of the State of Delaware a Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, which removes the provision providing for an automatic exchange of all outstanding shares of Series B Preferred Stock into securities issued in a Qualified Offering on a $1.00 per stated value for $1.00 new subscription amount basis upon a Qualified Offering.

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

On January 16, 2018, we received notification from the NYSE American that we are not in compliance with certain NYSE American continued listing standards. The deficiency letter states that our shares of common stock have been selling for a low price per share for a substantial period of time. Pursuant to Section 1003(f)(v) of the Company Guide, the NYSE American staff determined that our continued listing is predicated on us effecting a reverse stock split of our common stock or otherwise demonstrating sustained price improvement within a reasonable period of time, which the staff determined to be until July 16, 2018. On July 16, 2018, we received notification from the NYSE American that we have resolved the continued listing deficiency with respect to low selling price, described in Section 1003(f)(v) of the company Guide.

Reverse Stock Split

Effective as of 5:00 p.m. Eastern Time on February 7, 2018, we amended our amended and restated certificate of incorporation in order to effectuate a 1-for-35 reverse stock split of our outstanding shares of common stock. Although we expect that the reverse stock split will result in an increase in the market price of our common stock, the reverse stock split may not result in a permanent increase in the market price of our common stock, which is dependent on many factors, including general economic, market and industry conditions and other factors. We have adjusted all outstanding restricted stock units, stock options, preferred stock and warrants entitling the holders to purchase shares of our common stock as a result of the reverse stock split, as required by the terms of these securities. In particular, we have reduced the conversion ratio for each security, and increased the exercise price in accordance with the terms of each security based on the reverse stock split ratio (i.e., the number of shares issuable under such securities has been divided by thirty-five, and the exercise price per share has been multiplied by thirty-five). Also, we reduced the number of shares reserved for issuance under the InspireMD, Inc. 2013 Long-Term Incentive Plan and the 2011 UMBRELLA Option Plan, proportionately based on the reverse stock split ratio. The reverse stock split did not otherwise affect any of the rights currently accruing to holders of our common stock, or options or warrants exercisable for our common stock. All share and related option and warrant information presented in this Annual Report on Form 10-K have been retroactively adjusted to reflect the reduced number of shares outstanding and the increase in share price which resulted from this action.

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

Results of Operations

Three months ended June 30, 2018 compared to the three months ended June 30, 2017

Revenues. For the three months ended June 30, 2018, revenue increased by $363,000, or 56.7%, to $1,003,000, from $640,000 during the three months ended June 30, 2017. This increase was predominantly driven by a 93.7% increase in sales of CGuard EPS from $430,000 in the three months ended June 30, 2017, to $833,000 in the three months ended June 30, 2018, as a result of our continued focus on expanding existing markets such as Italy and Russia, transition from our prior exclusive distribution partner for most of Europe to local distributors and expansion into new geographies such as India. The transition to local distributors reflects an effort to broaden our sales from only interventional neuroradiologists to include vascular surgeons, interventional cardiologists and interventional radiologists, as well. This increase in sales of CGuard EPS was partially offset by a 19.0% decrease in sales of MGuard Prime EPS from $210,000 in the three months ended June 30, 2017, to $170,000 in the three months ended June 30, 2018, largely driven by doctors increasingly using drug-eluting stents rather than bare metal stents such as MGuard Prime EPS in ST-Elevation Myocardial Infarction (“STEMI”) patients.

With respect to regions, the increase in revenue was primarily attributable to an increase of $294,000 in revenue from sales made in Europe (driven by $314,000 growth of CGuard EPS for reasons mentioned above), as well as an increase of $77,000 in revenue from sales made in Asia (driven by $52,000 growth of CGuard EPS for reasons mentioned above).

Gross Profit. For the three months ended June 30, 2018, gross profit (revenue less cost of revenues) increased by 88.4%, or 130,000, to $277,000, compared to $147,000 during the three months ended June 30, 2017. This increase resulted primarily from an increase of $133,000 due to the increase in revenues (as mentioned above), less the related material and labor costs and a decrease of $17,000 in expenses related to the underutilization of our manufacturing resources. These increases in gross profit were partially offset by an increase of $20,000 in miscellaneous expenses. Gross margin (gross profits as a percentage of revenue) increased to 27.6% in the three months ended June 30, 2018 from 23.0% in the three months ended June 30, 2017, driven mainly by higher volume and more efficient utilization of our fixed manufacturing resources.

Research and Development Expenses. For the three months ended June 30, 2018, research and development expenses decreased by 42.9% or $173,000, to $230,000, from $403,000 during the three months ended June 30, 2017. This decrease resulted primarily from a decrease of $53,000 in development and clinical expenses associated with CGuard EPS, primarily related to pre-IDE efforts in 2017, for which there was no similar expense incurred in the three months ended June 30, 2018, a decrease of $45,000 due to a salary accrual in 2017, a decrease of $30,000 in other salary related expenses due to a reduced headcount and a decrease of $45,000 in miscellaneous expenses.

Selling and Marketing Expenses. For the three months ended June 30, 2018, selling and marketing expenses decreased by 8.2%, or $52,000, to $580,000, from $632,000 during the three months ended June 30, 2017. This decrease resulted primarily from a decrease of $79,000 due to a salary accrual in 2017, partially offset by an increase of $27,000 in other salary expenses due primarily to an increase in our headcount to further support the new local distributors in Europe.

General and Administrative Expenses. For the three months ended June 30, 2018, general and administrative expenses decreased by 33.1%, or $466,000, to $940,000, from $1,406,000 during the three months ended June 30, 2017. This decrease resulted primarily from a decrease of $335,000 due to a salary accrual in 2017 and a decrease of $163,000 in share-based compensation expenses primarily due to the Company incurring a large expense in the three months ended June 30, 2017, which resulted from an equity grant made to our chief executive officer in 2016, which vested over one year, for which there was no similar expense incurred in the three months ended June 30, 2018. These decreases in general and administrative expenses were partially offset by an increase of $32,000 in miscellaneous expenses.

Financial Expenses (Income). For the three months ended June 30, 2018, financial expenses (income) increased by $846,000, to $846,000 of financial income, from $0 during the three months ended June 30, 2017. The increase in financial income primarily resulted from an increase of $871,000 in financial income related to the revaluation of the embedded derivative of the Series C Preferred Stock, partially offset by an increase of $25,000 in miscellaneous expenses.

Tax Expenses. For the three months ended June 30, 2018, there was no material change in tax expenses (income) compared to the same period in 2017.

Net Loss. Our net loss decreased by $1,667,000, or 72.7%, to $627,000 for the three months ended June 30, 2018, from $2,294,000 during the three months ended June 30, 2017. The decrease in net loss resulted primarily from an increase of $846,000 in financial income, a decrease of $691,000 in operating expenses and an increase of $130,000 in gross profit.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017

Revenues. For the six months ended June 30, 2018, revenue increased by $801,000, or 66.3%, to $2,010,000, from $1,209,000 during the six months ended June 30, 2017. This increase was predominantly driven by a 110.9% increase in sales of CGuard EPS from $789,000 in the six months ended June 30, 2017, to $1,664,000 in the six months ended June 30, 2018, as a result of our transition from our prior exclusive distribution partner for most of Europe to local distributors, continued focus on expanding existing markets such as Italy, and expansion into new geographies such as India. This increase in sales of CGuard EPS was partially offset by a 17.6% decrease in sales of MGuard Prime EPS from $420,000 in the six months ended June 30, 2017, to $346,000 in the six months ended June 30, 2018, largely driven by doctors increasingly using drug-eluting stents rather than bare metal stents such as MGuard Prime EPS in STEMI patients.

With respect to regions, the increase in revenue was primarily attributable to an increase of $758,000 in revenue from sales made in Europe (driven by $748,000 growth of CGuard EPS for reasons mentioned above), as well as an increase of $124,000 in revenue from sales made in Asia (driven by $99,000 growth of CGuard EPS for reasons mentioned above). These increases in Europe and Asia were partially offset by a decrease of $89,000 in sales made in Latin America (driven primarily by a decrease of $100,000 in revenues of MGuard Prime EPS largely driven by doctors increasingly using drug-eluting stents rather than bare metal stents such as MGuard Prime EPS in STEMI patients).

Gross Profit. For the six months ended June 30, 2018, gross profit (revenue less cost of revenues) increased by 157.9%, or $349,000, to $570,000, compared to $221,000 during the same period in 2017. This increase resulted primarily from an increase of $345,000 due to the increase in revenues (as mentioned above), less the related material and labor costs; a decrease of $36,000 in expenses related to the underutilization of our manufacturing resources and a decrease of $9,000 in miscellaneous expenses. These increases in gross profit were partially offset by an increase of $42,000 in write-offs of inventory of MGuard Prime EPS, which primarily resulted from a reversal of write-offs of inventory in the six months ended June 30, 2017, for which, no such reversal occurred in the same period in 2018. Gross margin (gross profits as a percentage of revenue) increased to 28.4% in the six months ended June 30, 2018 from 18.3% in the six months ended June 30, 2017, driven mainly by higher volume and more efficient utilization of our fixed manufacturing resources.

Research and Development Expenses. For the six months ended June 30, 2018, research and development expenses decreased by 36.0%, or $271,000, to $482,000, from $753,000 during the six months ended June 30, 2017. This decrease resulted primarily from a decrease of $100,000 in development and clinical expenses associated with CGuard EPS, mainly related to pre-IDE efforts in 2017, for which there was no similar expense incurred in the six months ended June 30, 2018, a decrease of $63,000 due to a salary accrual in 2017, a decrease of $44,000 in other salary expenses due to a reduced headcount and a decrease of $64,000 in miscellaneous expenses.

Selling and Marketing Expenses. For the six months ended June 30, 2018, selling and marketing expenses decreased by 7.9%, or $92,000, to $1,072,000, from $1,164,000 during the six months ended June 30, 2017. This decrease resulted primarily from a decrease of $104,000 due to a salary accrual in 2017, a decrease of $40,000 in consulting expenses, a decrease of $19,000 in expenditures related to our participation in trade shows and promotional activities, and a decrease of $50,000 in miscellaneous expenses. The decrease in expenses related to consulting, trade show and promotional activities and miscellaneous expenditures is primarily due to the Company not incurring in the six months ended June 30, 2018, the expenditures made during the six months ended June 30, 2017 to support the newly launched CGuard EPS-related sales and marketing activities in connection with the transition from our prior exclusive distribution partner for most of Europe to local distributors. These decreases in expenses were partially offset by an increase of $121,000 in other salary expenses due primarily to an increase in our headcount to further support the new local distributors in Europe.

General and Administrative Expenses. For the six months ended June 30, 2018, general and administrative expenses decreased by 18.7%, or $560,000, to 2,442,000, from $3,002,000 during the six months ended June 30, 2017. This decrease resulted primarily from a decrease of $427,000 due to a salary accrual in 2017, a decrease of $367,000 in share-based compensation expenses primarily due to the Company incurring a large expense in the six months ended June 30, 2017, which resulted from an equity grant made to our chief executive officer in 2016, which vested over one year, for which there was no similar expense incurred in the six months ended June 30, 2018, and a decrease of $72,000 in miscellaneous expenses. These decreases in general and administrative expenses were partially offset by an increase of $306,000 in legal expenses.

Financial Expenses (Income). For the six months ended June 30, 2018, financial income increased by $564,000, to $410,000 of financial income, from $154,000 of financial expenses during the six months ended June 30, 2017. The increase in financial income primarily resulted from an increase of $438,000 in financial income related to the revaluation of the embedded derivative of the Series C Preferred Stock, a decrease in interest expenses of $119,000 due to the repayment of the remaining balance of our outstanding indebtedness of $1.2 million on March 21, 2017, and a decrease of $7,000 in miscellaneous expenses.

Tax Expenses (Income). For the six months ended June 30, 2018, tax expenses decreased by $1,000 to $0, from $1,000 in the six months ended June 30, 2017

Net Loss. Our net loss decreased by $1,837,000, or 37.9%, to $3,016,000, for the six months ended June 30, 2018, from $4,853,000 during the six months ended June 30, 2017. The decrease in net loss resulted primarily from a decrease of $923,000 in operating expenses, an increase of $564,000 in financial income and an increase of $349,000 in gross profit.

Liquidity and Capital Resources

We had an accumulated deficit as of June 30, 2018, of $143 million, as well as a net loss of $3,016,000 and negative operating cash flows. We expect to continue incurring losses and negative cash flows from operations until our products (primarily CGuard EPS) reach commercial profitability. As a result of these expected losses and negative cash flows from operations, along with our current cash position, we only have sufficient resources to fund operations approximately 12 months from the date of the balance sheet of this Quarterly Report on Form 10-Q. Therefore, there is substantial doubt about our ability to continue as a going concern.

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

On July 3, 2018, we closed an underwritten public offering of (i) 10,851,417 Common Units, with each Common Unit being comprised of one share of our common stock, and one Series D Warrant to purchase one share of common stock, (ii) 22,481,916 Pre-Funded Units (“Pre-Funded Units”), with each Pre-Funded Unit being comprised of one Pre-Funded Warrant to purchase one share of common stock and one Series D Warrant, and (iii) a 4,999,999 additional Series D Warrants to purchase 4,999,999 shares of common stock pursuant to the underwriter’s option. We received net proceeds from the offering and the exercise of the underwriter’s option to purchase additional 4,999,999 Series D Warrants to purchase 4,999,999 shares of common stock of approximately $8.7 million, excluding the proceeds, if any, from the exercise of the Series D Warrants and the Pre-Funded Warrants sold in the offering, and after deducting underwriting discounts and commissions and payment of other estimated expenses associated with the offering that are payable by us. We used $2,264,269 of the net proceeds of the offering to redeem 306,917 shares of Series C Preferred Stock and 300 shares of Series D Preferred Stock held by the Series D Investor. As a result of such offering, the conversion price of the outstanding shares of the Series B Preferred Stock and the Series C Preferred Stock was reduced to $0.30 per share, effective as of June 29, 2018.

Our outstanding shares of Series B Preferred Stock and Series C Preferred Stock contain anti-dilution provisions that may result in the reduction of the conversion price thereof in the future. This feature may result in an indeterminate number of shares of common stock being issued upon conversion of the Series B Preferred Stock or the Series C Preferred Stock. Sales of additional shares of common stock issuable upon conversion of the Series B Preferred Stock or Series C Preferred Stock as a result of anti-dilution adjustments will dilute the interests of other security holders and may depress the price of our common stock. Accordingly, we may find it more difficult to raise additional equity capital while any of our Series B Preferred Stock or Series C Preferred Stock is outstanding. As of July 29, 2018, 17,303 shares of Series B Preferred Stock and 63,923 shares of Series C Preferred Stock are outstanding.

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

Six months ended June 30, 2018 compared to the six months ended June 30, 2017

General. At June 30, 2018, we had cash and cash equivalents of $6,442,000, as compared to $3,710,000 as of December 31, 2017. We have historically met our cash needs through a combination of issuing new shares, borrowing activities and product sales. Our cash requirements are generally for research and development, marketing and sales activities, finance and administrative cost, capital expenditures and general working capital.

For the six months ended June 30, 2018, net cash used in our operating activities decreased by $374,000 to $3,974,000, from $4,348,000 in the same period in 2017. The primary reason for the decrease in cash used in our operating activities was an increase of $573,000 in payments received from customers to $1,739,000 in the six months ended June 30, 2018, from $1,166,000 in the same period in 2017, and a decrease of payments for third party related expenses and for professional services of $235,000 (primarily due to the end of term charge of $520,000 paid to Hercules in the three months ended March 31, 2017, compared to no such payment made in 2018). The decreases in cash used in operating activities was partially offset by an increase of $434,000 in salary payments from $2,024,000 in the six months ended June 30, 2017 to $2,458,000 in the same period in 2018.

Cash used by our investing activities was $41,000 during the six months ended June 30, 2018, resulting primarily from the purchase of production equipment, compared to $195,000 in the six months ended June 30, 2017 resulting primarily from the purchase of production equipment.

Cash provided by financing activities for the six months June 30, 2018 was $6,780,000, compared to $3,983,000 during the same period in 2017. The principal source of the cash provided by financing activities during the six months ended June 30, 2018, was the funds received from our April 2018 public offering of common stock that resulted in approximately $4,169,000 of aggregate net proceeds and the funds received from our March 2018 public offering of common stock that resulted in approximately $2,611,000 of aggregate net proceeds. The principal source of the cash provided by financing activities during the six months ended June 30, 2017 was the funds received from our March 2017 public offering of preferred stock and warrants that resulted in approximately $6,162,000 of aggregate net proceeds, offset by loan repayments of $2,179,000.

As of June 30, 2018, our current assets exceeded our current liabilities by a multiple of 3.3. Current assets increased by $3,086,000 during the period and current liabilities decreased by $2,000 during the period. As a result, our working capital increased by $3,088,000 to $5,761,000 at June 30, 2018.

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

Contractual Obligations and Commitments

During the six months ended June 30, 2018, there were no material changes to our contractual obligations and commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of June 30, 2018, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation that arises through the normal course of business.

On July 12, 2016, Medpace Inc., a former service provider, filed suit with the Court of Common Pleas, Hamilton County, Ohio, against us asserting that we breached a master services agreement with Medpace Inc. by failing to pay Medpace Inc. certain fees purportedly owed to it in connection with Medpace Inc.’s provision of certain clinical development program services to Inspire Ltd. We have removed the suit to the U.S. District Court for the Southern District of Ohio. Since removal, Medpace Inc. has amended its complaint to name InspireMD Ltd., our wholly owned subsidiary, as the only defendant. Medpace Inc. is seeking $1,967,822 in damages plus interest, costs, attorneys’ fees and expenses against InspireMD Ltd. InspireMD Ltd. filed a motion to dismiss all claims on February 10, 2017. On May 17, 2017, the district court denied InspireMD’s motion to dismiss, but ordered Medpace Inc. to file a second amended complaint by June 5, 2017. Medpace Inc. filed a second amended complaint on June 5, 2017, and InspireMD Ltd. again moved to dismiss all claims on June 19, 2017. The district court denied our second motion to dismiss on August 11, 2017. Thereafter, we answered the complaint and asserted several counterclaims. Specifically, we brought counterclaims for fraudulent inducement, negligent misrepresentation, and violation of Ohio’s Deceptive Trade Practices Act arising from Medpace’s false marketing of its purported abilities to manage the clinical trial, and brings a counterclaim for breach of contract, alleging that Medpace breached the master services agreement by, among other things, failing to assign personnel to the clinical trial who were qualified and professionally capable of performing the services called for by the master services agreement and the related Task Order in accordance with the agreed-upon schedule and budget. We are seeking damages believed to be in excess of $3 million, as well as punitive damages and attorney’s fees. Medpace Inc. has denied our allegations. On February 21, 2018, InspireMD Ltd. filed a motion for summary judgment, seeking to dismiss Medpace’s affirmative claims in their entirety, or in the alternative to limit those claims to invoice payments totaling $468,586. On March 21, 2018, Medpace responded to InspireMD Ltd.’s motion for summary judgment, and also filed two additional motions: (1) a motion under Federal Rule of Civil Procedure 56(d), seeking to deny or delay summary judgment pending completion of additional discovery; and (2) a motion seeking to strike the Declaration of Jonathan Pressment, submitted in support of InspireMD Ltd.’s motion for summary judgment. InspireMD Ltd.’s motion for summary judgment remains pending before the Court. Medpace’s motion under Federal Rule of Civil Procedure 56(d) and motion to strike also remain pending before the Court. Pursuant to InspireMD Ltd.’s motion to stay discovery pending the Court’s resolution of InspireMD Ltd.’s motion for summary judgment and the completion of Court-ordered mediation, discovery is stayed until the earlier of (1) three days after the entry of an order adjudicating Inspire Ltd.’s motion for summary judgment or (2) August 13, 2018. InspireMD Ltd. intends to contest this matter vigorously. Due to the uncertainties of litigation, however, we can give no assurance that InspireMD Ltd. will prevail on any claims made against InspireMD Ltd. in any such lawsuit. Also, we can give no assurance that any other lawsuits or claims brought in the future will not have an adverse effect on our financial condition, liquidity or operating results.

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

We have yet to establish any history of profitable operations. We reported a net loss of $8.4 million for the fiscal year ended December 31, 2017, and had a net loss of approximately $8.5 million during the fiscal year ended December 31, 2016. We had a net loss of approximately $3 million during the six months ended June 30, 2018. As of June 30, 2018, we had an accumulated deficit of $143 million. We expect to incur additional operating losses for the foreseeable future. There can be no assurance that we will be able to achieve sufficient revenues throughout the year or be profitable in the future.

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

Any additional capital raised through the sale of equity or equity-backed securities may dilute our stockholders’ ownership percentages and could also result in a decrease in the market value of our equity securities. See “Risk Factors—Risks Related to Our Common Stock, Preferred Stock and Warrants— The respective certificate of designation for the Series B Preferred Stock and the Series C Preferred Stock contains anti-dilution provisions that may result in the reduction of the conversion price in the future. This feature may result in an indeterminate number of shares of common stock being issued upon conversion of the Series B Preferred Stock or the Series C Preferred Stock. Sales of these shares will dilute the interests of other security holders and may depress the price of our common stock.”

The terms of any securities issued by us in future capital transactions may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect on the holders of any of our securities then outstanding.

Furthermore, any additional debt or equity financing that we may need may not be available on terms favorable to us, or at all. The respective certificate of designation for our Series B Preferred Stock and Series C Preferred Stock contains a full ratchet anti-dilution price protection to be triggered upon issuance of equity or equity-linked securities at an effective common stock purchase price of less than the conversion price in effect. Such obligations may make any additional financing difficult to obtain or unavailable to us while any shares of our Series B Preferred Stock or Series C Preferred Stock are outstanding. If we are unable to obtain additional financing on a timely basis, we may have to curtail our development activities and growth plans and/or be forced to sell assets, perhaps on unfavorable terms, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately could be forced to discontinue our operations and liquidate, in which event it is unlikely that stockholders would receive any distribution on their shares. Further, we may not be able to continue operating if we do not generate sufficient revenues from operations needed to stay in business.

In addition, we may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible notes and warrants, which may adversely impact our financial condition. If we do not have a sufficient number of available shares for any Series B Preferred Stock or Series C Preferred Stock conversions or upon conversion of Series B Preferred Stock or Series C Preferred Stock, we will be required to increase our authorized shares, which may not be possible and will be time consuming and expensive.

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

Our sole manufacturing facility and certain of our key personnel are located in Israel. Our business is directly affected by the political, economic and military conditions in Israel and its neighbors. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its Arab neighbors. A state of hostility, varying in degree and intensity, has caused security and economic problems in Israel. Although Israel has entered into peace treaties with Egypt and Jordan, and various agreements with the Palestinian Authority, there has been a marked increase in violence, civil unrest and hostility, including armed clashes, between the State of Israel and the Palestinians since September 2000. The establishment in 2006 of a government in the Gaza Strip by representatives of the Hamas militant group has created heightened unrest and uncertainty in the region. In mid-2006, Israel engaged in an armed conflict with Hezbollah, a Shiite Islamist militia group based in Lebanon, and in June 2007, there was an escalation in violence in the Gaza Strip. From December 2008 through January 2009 and again in November and December 2012, Israel engaged in an armed conflict with Hamas, which involved missile strikes against civilian targets in various parts of Israel and negatively affected business conditions in Israel. Most recently, in July and August 2014, an armed conflict took place between Israel and Hamas, and since September 2015, there has been an increase in sporadic terror incidents conducted by individuals not necessarily associated with terror organizationsl. Recent political uprisings and social unrest in Syria are affecting its political stability, which has led to the deterioration of the political relationship between Syria and Israel and have raised new concerns regarding security in the region and the potential for armed conflict. Similar civil unrest and political turbulence is currently ongoing in many countries in the region. The continued political instability and hostilities between Israel and its neighbors and any future armed conflict, terrorist activity or political instability in the region could adversely affect our operations in Israel and adversely affect the market price of our shares of common stock. In addition, several countries restrict doing business with Israel and Israeli companies have been and are today subjected to economic boycotts. The interruption or curtailment of trade between Israel and its present trading partners could adversely affect our business, financial condition and results of operations.

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

Our common stock could be delisted from the NYSE American if we fail to regain compliance with the NYSE American’s stockholders’ equity continued listing standards on the schedule required by the NYSE American. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from the NYSE American.

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

We believe, based on the amount of the proceeds received from our public offering that closed on July 3, 2018, that we will be able to regain compliance with Sections 1003(a)(ii)-(iii) of the Company Guide and demonstrate to NYSE American that our estimated stockholder’s equity will be at least $6 million as of February 17, 2019 (which should also make us in compliance with Section(a)(ii) by having stockholders’ equity of greater than $4 million). Even if we demonstrate that with the net proceeds from the public offering that closed on July 3, 2018, we would have sufficient stockholders’ equity to regain compliance with Sections 1003(a)(ii)-(iii) of the Company Guide by February 17, 2019, we will be subject to ongoing review for compliance with NYSE American requirements, and there can be no assurance that we will continue to remain in compliance with this standard. If we do not regain compliance by February 17, 2019, or fail to remain in compliance as of February 19, 2019, or anytime thereafter, with Sections 1003(a)(ii)-(iii) of the Company Guide, or if we do not maintain our progress consistent with the plan during the applicable plan period, the NYSE American will initiate delisting proceedings.

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

A continued low trading price could lead the NYSE American to take actions toward delisting our common stock, including immediately suspending trading in our common stock.

Pursuant to Section 1003(f)(v) of the Company Guide, the NYSE American could take action to delist our common stock in the event that our common stock trades at levels viewed as abnormally low for a substantial period of time. In addition, the NYSE American has advised us that its policy is to immediately suspend trading in shares of, and commence delisting procedures with respect to, a listed company if the market price of its shares falls below $0.06 per share at any time during the trading day.

On February 7, 2018, we effected a 1-for-35 reverse stock split of our common stock. One of the primary intents for the reverse stock split was that the anticipated increase in the price of our common stock immediately following and resulting from a reverse stock split due to the reduction in the number of issued and outstanding shares of common stock would help us meet the price criteria for continued listing on NYSE American. There can be no assurance that the market price of our new common stock after the reverse stock split will remain above the levels viewed as abnormally low for a substantial period of time. It is not uncommon for the market price of a company’s common stock to decline in the period following a reverse stock split. If the market price of our common stock declines following the reverse stock split, the percentage decline may be greater than would occur in the absence of a reverse stock split. In any event, other factors unrelated to the number of shares of our common stock outstanding, such as negative financial or operational results, could adversely affect the market price of our common stock to fall below the levels viewed as low selling price for a substantial period of time and lead the NYSE American to immediately suspend trading in our common stock. For much of the several months prior to the 1-for-35 reverse stock split of our common stock, our common stock had traded at prices less than $1.00. Our stock has traded at prices less than $1.00 for much of the past month. If the market price of our common stock falls below the levels viewed as low selling price for a substantial period of time, we may have to effect another reverse stock split of our common stock to regain or remain compliance with the price criteria for continued listing on NYSE American.

The respective certificate of designation for the Series B Preferred Stock and the Series C Preferred Stock contains anti-dilution provisions that may result in the reduction of the conversion price in the future. This feature may result in an indeterminate number of shares of common stock being issued upon conversion of the Series B Preferred Stock or the Series C Preferred Stock. Sales of these shares will dilute the interests of other security holders and may depress the price of our common stock.

The respective certificate of designation for our Series B Preferred Stock and Series C Preferred Stock contains anti-dilution provisions, which provisions require the lowering of the applicable conversion price, as then in effect, to the purchase price of equity or equity-linked securities issued in subsequent offerings. In accordance with this anti-dilution price protection, because the effective common stock purchase price in the March 2018 public offering, the April 2018 public offering and the July 2018 public offering was below the then current Series B Preferred Stock and the Series C Preferred Stock conversion price, we reduced the Series B Preferred Stock and the Series C Preferred Stock conversion price upon closing of each such public offering. If in the future, while any of our Series B Preferred Stock or Series C Preferred Stock is outstanding, we issue securities at an effective common stock purchase price of less than the applicable conversion price of our Series B Preferred Stock or Series C Preferred Stock, as then in effect, we will be required, subject to certain limitations and adjustments as provided in the respective certificate of designation for the Series B Preferred Stock and the Series C Preferred Stock, to reduce the relevant conversion price, which will result in a greater number of shares of common stock being issuable upon conversion of the Series B Preferred Stock or the Series C Preferred Stock. In addition, as there is no floor price on the conversion price, we cannot determine the total number of shares issuable upon conversion. As such, it is possible that we will not have a sufficient number of available shares to satisfy the conversion of the Series B Preferred Stock or the Series C Preferred Stock if we enter into a future transaction that reduces the applicable conversion price. The foregoing features will increase the number of shares of common stock issuable upon conversion, assuming that the effective offering price of our common stock in a subsequent financing is lower than the conversion price of these securities then in effect, of the Series B Preferred Stock or Series C Preferred Stock for no additional consideration, and will result in a greater dilutive effect on our shareholders.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our publicly traded securities to decline.

Sales of a significant number of shares of our common stock or our warrants in the public market could harm the market prices of our common stock or warrants and make it more difficult for us to raise funds through future offerings of common stock or warrants. Our stockholders and the holders of our options and warrants may sell substantial amounts of our common stock or our publicly traded warrants in the public market. In addition, we will be required to issue additional shares of common stock to the holders of our Series B Preferred Stock upon conversion of shares of our Series B Preferred Stock and the payment of the dividends thereunder in common stock and to the holders of our Series C Preferred Stock upon conversion of such shares of our Series C Preferred Stock, as a result of the full ratchet anti-dilution price protection in the respective certificate of designation for the Series B Preferred Stock and the Series C Preferred Stock, if the effective common stock purchase price in a subsequent offering is less than the respective then current conversion price of the Series B Preferred Stock or the Series C Preferred Stock, which in turn will increase the number of shares of common stock available for sale. See “Risk Factors — Risks Related to Our Common Stock, Preferred Stock and Warrants— The respective certificate of designation for the Series B Preferred Stock and the Series C Preferred Stock contains anti-dilution provisions that may result in the reduction of the conversion price in the future. This feature may result in an indeterminate number of shares of common stock being issued upon conversion of the Series B Preferred Stock or the Series C Preferred Stock. Sales of these shares will dilute the interests of other security holders and may depress the price of our common stock.”

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

There is no public market for our preferred stock, pre-funded warrants or the Series D Warrants.

There is no established trading market for our preferred stock, the pre-funded warrants or the Series D Warrants. A trading market for these securities is not expected to develop, and even if a market develops for these securities, it may not provide meaningful liquidity. The absence of a trading market or liquidity for our preferred stock, pre-funded warrants or the Series D Warrants may adversely affect their value.

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

INSPIREMD, INC.

Date: August 6, 2018	By:	/s/ James Barry, Ph.D.
	Name:	James Barry, Ph.D
	Title:	President and Chief Executive Officer

Date: August 6, 2018	By:	/s/ Craig Shore
	Name:	Craig Shore
	Title:	Chief Financial Officer, Secretary and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, as amended through September 30, 2015 (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2015)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011)

3.3	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2013)

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 25, 2016)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Quarterly Report on Form 10-Q filed on August 9, 2016)

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 29, 2016)

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 15, 2017)

3.8	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 29, 2017)

3.9	Certificate of Designation of Preferences, Rights and Limitation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 4, 2017)

3.10	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 12, 2017)

3.11	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 22, 2017)

3.12	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 7, 2018)

3.13	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 1, 2018)

3.14	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 3, 2018)

3.15	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on July 5, 2018)
10.1	Form of Underwriter Warrant, dated April 2, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 3, 2018)
10.2	Letter Agreement, dated June 28, 2018 (incorporated by reference to Exhibit 10.67 to the Company’s Registration Statement on Form S-1, Amendment No.20, filed with the SEC on June 28, 2018 (File No. 333-225680))
10.3	Form of Series D Warrant (incorporated by reference to Exhibit A to Exhibit 4.3 to the Company’s Registration Statement on Form S-1, Amendment No. 2, filed with the SEC on June 26, 2018 (File No. 333-225680))
10.4	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1, Amendment No. 2, filed with the SEC on June 26, 2018 (File No. 333-225680))
10.5	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1, Amendment No. 2, filed with the SEC on June 26, 2018 (File No. 333-225680))

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements

* Filed herewith.

