Form 10-Q
period 2018-09-30
InspireMD, Inc.
filed 2018-11-06
CIK 1433607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

Yes [  ] No [X]

The number of shares of the registrant’s common stock, $0.0001 par value, outstanding as of November 5, 2018: 37,604,035

2

INSPIREMD, INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2018

F-1

INSPIREMD, INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2018

The amounts are stated in U.S. dollars in thousands

INSPIREMD, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in thousands)

	September 30,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	11,247	3,710
Accounts receivable:
Trade, net	710	643
Other	169	207
Prepaid expenses	145	62
Inventory	816	533
TOTAL CURRENT ASSETS	13,087	5,155

NON-CURRENT ASSETS:
Property, plant and equipment, net	400	476
Funds in respect of employee rights upon retirement	446	476
TOTAL NON-CURRENT ASSETS	846	952
TOTAL ASSETS	13,933	6,107

INSPIREMD, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in thousands other than share and per share data)

	September 30,	December 31,
	2018	2017
LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	456	328
Other	1,891	2,134
Contract liability	26	20
TOTAL CURRENT LIABILITIES	2,373	2,482

LONG-TERM LIABILITIES-
Liability for employees rights upon retirement	608	624
TOTAL LONG-TERM LIABILITIES	608	624

COMMITMENTS AND CONTINGENT LIABILITIES (Note 9)
TOTAL LIABILITIES	2,981	3,106
REDEEMABLE PREFFERED SHARES	-	274

EQUITY:
Common stock, par value $0.0001 per share; 150,000,000 shares authorized at September 30, 2018 and December 31, 2017; 36,694,035 and 1,483,556 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	4	-
Preferred B shares, par value $0.0001 per share; 500,000 shares authorized at September 30, 2018 and December 31, 2017; 17,303 and 27,075 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	-	-
Preferred C shares, par value $0.0001 per share; 1,172,000 shares authorized at September 30, 2018 and December 31, 2017; 61,423 and 741,651 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	-	-
Preferred D shares, par value $0.0001 per share; 750 shares authorized at September 30, 2018 and December 31, 2017 ; 0 and 750 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively		-
Additional paid-in capital	156,327	143,079
Accumulated deficit	(145,379)	(140,352)
Total equity	10,952	2,727
Total liabilities, redeemable preferred shares and equity	13,933	6,107

The accompanying notes are an integral part of the interim consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(U.S. dollars in thousands, except per share data)

	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017

REVENUES	769	718	2,779	1,927
COST OF REVENUES	571	565	2,011	1,553
GROSS PROFIT	198	153	768	374
OPERATING EXPENSES:
Research and development	416	288	898	1,041
Selling and marketing	605	671	1,677	1,835
General and administrative	1,156	1,279	3,598	4,281
Total operating expenses	2,177	2,238	6,173	7,157
LOSS FROM OPERATIONS	(1,979)	(2,085)	(5,405)	(6,783)
FINANCIAL EXPENSES (Income), net:
Interest expenses	-	-	-	119
Other financial expenses (income)	32	1	(378)	36
Total financial expenses (income)	32	1	(378)	155
LOSS BEFORE TAX EXPENSES	(2,011)	(2,086)	(5,027)	(6,938)
TAX EXPENSES	-	-	-	1
NET LOSS	(2,011)	(2,086)	(5,027)	(6,939)
NET LOSS PER SHARE - basic and diluted	(0.05)	(6.56)	(0.32)	(30.42)
WEIGHTED AVERAGE NUMBER OF COMMON STOCK USED IN COMPUTING NET LOSS PER SHARE - Basic and diluted	40,764,158	317,896	16,729,052	248,907

The accompanying notes are an integral part of the interim consolidated financial statements

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(U.S. dollars in thousands, except share data)

	Common stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Additional paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
BALANCE AT DECEMBER 31, 2017	1,483,556	*	27,075	*	741,651	*	750	*	$143,079	$(140,352)	$2,727
Net loss										$(5,027)	$(5,027)
Issuance of common shares, warrants, Pre-funded warrants and exercise of pre-funded warrants, net of $2,171 issuance costs	33,873,810	4							15,805		15,809
Redemption of Series D Preferred Stock							(750)	*	(750)		(750)
Conversion of Series B Preferred Stock to common shares	80,620	*	(9,772)	*					274		274
Conversion of Series C Preferred Stock to common shares	1,144,726	*			(326,436)	*			936		936
Exercise of Unit Purchase Option	111,442	*							557		557
Accretion of redeemable preferred shares									(438)		(438)
Redemption of Series C Preferred Stock					(353,792)	*			(3,200)		(3,200)
Share-based compensation related to restricted stock and stock options award, net of forfeitures of 121 shares	(119)	*							64		64
BALANCE AT September 30, 2018	36,694,035	4	17,303	*	61,423	*	-	*	$156,327	$(145,379)	$10,952

* Represents an amount less than $1 thousand

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. dollars in thousands)

	Nine months ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,027)	$(6,939)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	115	127
Loss from sale of property, plant and equipment	-	13
Change in liability for employees right upon retirement	(16)	23
Financial expenses	(425)	(505)
Share-based compensation expenses	64	612
Changes in operating asset and liability items:
Increase in prepaid expenses	(83)	(44)
Increase in trade receivables	(67)	(182)
Decrease (increase) in other receivables	29	(10)
Increase in inventory	(283)	(76)
Increase (decrease) in trade payables	128	(216)
Increase (decrease) in other payables and contract liability	(238)	841
Net cash used in operating activities	(5,803)	(6,356)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(30)	(237)
Amounts funded (withdrawn) in respect of employee rights upon retirement, net	30	(45)
Net cash used in investing activities	-	(282)
CASH FLOWS FROM FINANCING ACTIVITIES:
Taxes withheld in respect of share issuance	-	(10)
Proceeds from issuance of shares and warrants and exercise of Pre-Funded Warrants and unit purchase option, net of $2,161 and $776 issuance costs, respectively	16,365	6,072
Redemption of series C and D preferred stock	(3,014)
Repayment of long-term loan	-	(2,179)
Net cash provided by financing activities	13,351	3,883
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(11)	4
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,537	(2,751)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	3,710	7,516
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$11,247	$4,765
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
Classification of Redemption Obligation of Preferred Shares to Mezzanine and Embedded Derivative, see Note 4c	164	-

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

The Company has an accumulated deficit as of September 30, 2018, as well as a history of net losses and negative operating cash flows in recent years. The Company expects to continue incurring losses and negative cash flows from operations until its products (primarily CGuard™ EPS) reach commercial profitability. As a result of these expected losses and negative cash flows from operations, along with the Company’s current cash position, the Company only has sufficient resources to fund operations through the end of the third quarter of 2019. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. These financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, the financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position and results of operations of the Company. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2017, as found in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 13, 2018. The results of operations for the nine and three months ended September 30, 2018 are not necessarily indicative of results that could be expected for the entire fiscal year.

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

The Company recognizes the incremental costs of obtaining contracts as an expense since the amortization period of the assets that the Company otherwise would have recognized is one year or less. The costs are recorded under selling and marketing expenses. Disaggregated revenue is disclosed in Note 10.

NOTE 3 – RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued guidance on leases. The guidance requires entities to record lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. In September 2017, the FASB issued additional amendments providing clarification and implementation guidance. The guidance will become effective for interim and annual periods beginning on January 1, 2019. Entities are required to adopt the standard using either a modified retrospective transition approach, which requires application of the new guidance at the beginning of the earliest comparative period, or to initially apply the new leases standard at the adoption date (January 1, 2019) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

In July 2018, the FASB issued codification improvements, which clarify how to apply certain aspects of the new lease standard. Although the Company has not finalized its process of evaluating the impact of adoption of the ASU on its consolidated financial statements, the Company expects there will be a material increase to assets and liabilities related to the recognition of right of use asset and lease liabilities on the Company’s balance sheet for leases currently classified as operating leases in an estimated amount ranging from $600,000 to $700,000.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 4 - EQUITY:

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

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 4 – EQUITY (continued):

c.	On February 21, 2018, the Series D Purchase Agreement was amended (“February 2018 SPA amendment”) to require the Company (i) to use 15% of the proceeds from any subsequent offering of the Company’s securities that is not a Qualified Offering to redeem the outstanding shares of the Series C Preferred Stock held by the Series D Investor at a per share purchase price equal to the stated value of the Series C Preferred Stock, and (ii) upon closing of any subsequent offering that is a Qualified Offering, to exchange all remaining outstanding shares of Series C Preferred Stock held by the Series D Investor for any securities issued in such Qualified Offering on a $1.00 per stated value for $1.00 new subscription amount basis (subject to the beneficial ownership limitation set forth in the certificate of designation for the Series C Preferred Stock). The February 2018 SPA amendment provided that in the event that the Company fails, or is unable, to issue securities issued in the Qualified Offering to the Series D Investor in exchange for such investor’s remaining Series C Preferred Stock due to limitations mandated by the NYSE American, the Securities and Exchange Commission, or for any other reason, the Company would be required to offer to purchase from such investor those shares of Series C Preferred Stock not exchanged for the securities sold in the Qualified Offering at a per share purchase price equal to the stated value of Series C Preferred Stock. This requirement to purchase from the Series D Investor those shares of Series C Preferred Stock not exchanged for the securities sold in the Qualified Offering at a per share purchase price equal to the stated value of Series C Preferred Stock in case of a Qualified Offering, and the requirement to use 15% of the proceeds from any subsequent offering of the Company’s securities that is not a Qualified Offering to redeem the outstanding shares of the Series C Preferred Stock held by the Series D Investor at a per share purchase price equal to the stated value of the Series C Preferred Stock are referred to as “Redemption Obligations.”

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

In addition, the Company analyzed whether the conversion feature embedded in the shares of the Series C Preferred Stock subject to the Redemption Obligation should be bifurcated. As certain shares of the Series C Preferred Stock are contingently redeemable, the host contract was determined to be akin to debt, and the conversion feature not clearly and closely to the debt host given the anti-dilution protection included in the terms of these Series C Preferred Stock. Consequently, an embedded derivative was separated from the host contract and accounted for as a derivative instrument pursuant to Subtopic 815-10.

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

NOTE 4 – EQUITY (continued):

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

For accounting purposes, the Company analyzed whether the change in the conversion price of the Series D Preferred Stock constitutes an extinguishment for accounting purposes, by comparing the fair value of the Series D Preferred Stock immediately before and after such change in terms. Since the fair value increased substantially, i.e. by more than 10%, the change in terms was accounted for as an extinguishment. As a result, the difference between the fair value of the Series D Preferred Stock immediately after the change in term (the reduction of the conversion price from $7.00 per share to $3.00 per share, pursuant to the Series D Purchase Agreement, as amended by February 2018 SPA amendment and the Waiver Agreement) and the carrying amount immediately before such change, in the amount of $49,000, was added to the basic loss per share attributable to the Company’s common stockholders.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 4 – EQUITY (continued):

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

For accounting purposes, the Company analyzed whether the change in the conversion price of the Series D Preferred Stock constitutes an extinguishment for accounting purposes, by comparing the fair value of the Series D Preferred Stock immediately before and after such change in terms. Since the fair value increased substantially, i.e. by more than 10%, the change in terms was accounted for as an extinguishment. As a result, the difference between the fair value of the Series D Preferred Stock immediately after the change in term (the further reduction of the conversion price from $3.00 per share to $1.75 per share, pursuant to the Series D Purchase Agreement, as amended by February 2018 SPA amendment, the Waiver Agreement and the Second Waiver Agreement) and the carrying amount immediately before such change, in the amount of $32,000, was subtracted from the basic loss per share attributable to the Company’s common stockholders.

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

NOTE 4 – EQUITY (continued):

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

Pursuant to the Letter Agreement, the Company had revised its estimate as of June 30, 2018, of the expected timing of redemption of Series C Preferred stock to the estimated closing date of the July 2018 Offering (July 3, 2018 ). As a result, the total of $438,000 (accretion of the redeemable preferred shares) was recorded against Additional paid-in capital, and added to basic loss per share attributable to the Company’s common stockholders, for the six months ended June 30, 2018, and the nine months ended September 30, 2018.

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

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 4 – EQUITY (continued):

Each Pre-Funded Warrant contained in a Pre-Funded Unit is exercisable for one share of our common stock at an exercise price of $0.01 per share. The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full.

Pursuant to the full ratchet anti-dilution adjustment provisions in the respective certificate of designation for the Company’s Series B Convertible Preferred Stock and Series C Preferred Stock, the conversion price of the outstanding shares of the Series B Convertible Preferred Stock and the Series C Preferred Stock was reduced to $0.30 per share, effective as of the date of the underwriting agreement entered for the July 2018 Offering, and the number of shares of common stock issuable upon conversion of the Series B Preferred Stock and the Series C Preferred Stock had increased as follows:

●	an aggregate of 2,759,829 additional shares of common stock upon conversion of the Series B Preferred Stock and as payment of the dividends thereunder in common stock, based on 17,303 shares of Series B Preferred Stock outstanding as of June 29, 2018.
●	an aggregate of 6,696,448 additional shares of common stock upon conversion of the Series C Preferred Stock, based on 378,840 shares of Series C Preferred Stock outstanding as of June 29, 2018.

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

On July 3, 2018, the Company closed the July 2018 Offering. The Company received gross proceeds of $9.8 million from the offering, before deducting underwriter discounts and commissions and other fees and expenses payable by the Company.

For the purpose of calculating basic net loss per share, the additional shares of common stock that are issuable upon exercise of the Pre-funded Warrants have been included since the shares are issuable for a negligible consideration, as determined by the Company according to ASC 260-10-45-13, and have no vesting or other contingencies associated with them.

i.	During the three months ended September 30, 2018, the Company issued a total of 19,165,250 shares of its common stock in connection with the exercise of 19,165,250 Pre-Funded Warrants. The Company received aggregate cash proceeds equal to approximately $192,000 in connection with such exercises. As of September 30, 2018, the outstanding Pre-Funded Warrants are exercisable into 3,316,666 shares of common stock.

Pursuant to the underwriting agreement relating to the July 2018 Offering, the Company, upon closing of the July 2018 Offering, issued to the underwriter warrants to purchase up to 2,000,000 shares of common stock, or 6% of the aggregate number of shares of common stock sold in the July 2018 Offering (including the number of shares of common stock issuable upon exercise of the Pre-Funded Warrants sold in the July 2018 Offering). The underwriter warrants are exercisable at any time and from time to time, in whole or in part, following the date of issuance and ending July 3, 2023, at a price per share equal to $0.375 (125% of the offering price to the public per Common Unit).

Pursuant to the Letter Agreement, on July 3, 2018, upon closing of the July 2018 Offering, which was a Qualified Offering, the Company used $2,264,269 of the net proceeds of the July 2018 Offering to redeem 306,917 shares of Series C Preferred Stock (convertible into 6,547,563 shares of common stock at the time of the redemption) and 300 shares of Series D   Preferred Stock (convertible into 171,429 shares of common stock at the time of the redemption) held by the Series D Investor.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 4 – EQUITY (continued):

j.	During the nine-month period ended September 30, 2018, 9,772 shares of Series B Preferred Stock were converted into 80,620 shares of common stock.

k.	During the nine-month period ended September 30, 2018, 326,436 shares of Series C Preferred Stock were converted into 1,144,726 shares of common stock.

l.	During January and February 2018, the placement agent from the offering closed in July 2016 exercised its unit purchase option to purchase 13,508 units and received 13,508 shares of Series B Preferred Stock and 1,545 Series A warrants to purchase common stock. The placement agent subsequently converted its Series B Preferred Stock and received an aggregate of 111,443 shares of common stock. The Company received an aggregate of $557,205 from the placement agent for the exercise of the unit purchase option.

m.	As of September 30, 2018, the outstanding Series B Preferred Stock are convertible into 3,330,828 shares of common stock, including the shares of common stock the holders of Series B Convertible Preferred Stock are entitled to receive as cumulative dividends at the rate per share of 15% per annum of the stated value for five years, payable in cash or common stock, at the Company’s discretion, but excluding effect of future conversion price adjustment, if any.

n.	As of September 30, 2018, the outstanding Series C Preferred Stock are convertible into 1,310,357 shares of common stock.

o.	As of September 30, 2018, the outstanding Series A Warrants are convertible into 52,165 shares of common stock.

p.	As of September 30, 2018, the outstanding Series B Warrants are convertible into 122,269 shares of common stock.

q.	As of September 30, 2018, the outstanding Series D Warrants are convertible into 40,333,332 shares of common stock.

r.	As of September 30, 2018, the Company has authorized 155,000,000 shares of capital stock, par value $0.0001 per share, of which 150,000,000 are shares of common stock and 3,328,000 are shares of “blank check” preferred stock.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 5- NET LOSS PER SHARE:

Set forth below is data taken into account in the computation of loss per share:

	3 Months Ended September 30,		9 Months Ended September 30,
	2018	2017	2018	2017
	($ in thousands)
NET LOSS	$(2,011)	$(2,086)	$(5,027)	$(6,939)
Beneficial conversion feature of series C preferred shares	-	-	-	(633)
Adjustments due to extinguishment and accretion of series D and series C preferred shares		-	(407)	-
Net loss available to common shareholders	$(2,011)	$(2,086)	$(5,434)	$(7,572)
Weighted average of Common Stock and pre-funded warrants outstanding during the period*	40,764,158	317,896	16,729,052	248,907
Basic and diluted loss per share (dollars)	$(0.05)	$(6.56)	$(0.32)	$(30.42)

The total number of shares of common stock related to outstanding options, warrants, restricted stock, Series C Preferred Stock and placement agent units excluded from the calculations of diluted loss per share were 45,762,531 for the nine and three-month periods ended September 30, 2018.

The total number of shares of common stock related to outstanding options, warrants, restricted stock, Series C Preferred Stock and placement agent units excluded from the calculations of diluted loss per share were 292,410 for the nine and three month periods ended September 30, 2017.

* For the purpose of calculating basic net loss per share, the additional shares of common stock that are issuable upon exercise of the Pre-funded Warrants have been included since the shares are issuable for a negligible consideration, as determined by the Company according to ASC 260-10-45-13, and have no vesting or other contingencies associated with them. 3,316,666 pre-funded warrants are included in the three and nine-month calculation.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 6 - FAIR VALUE MEASURMENT:

The following tables summarize the activity for those financial liabilities where fair value measurements are estimated utilizing Level 3 inputs:

9 Months Ended
September 30, 2018
Derivative liability
Balance as of January 1, 2018	$-
Classification of Redemption Obligation of preferred shares holder to Mezzanine	620
Conversion of Series C Preferred Stock to common shares	(182)
Revaluation of embedded derivative- financial income	(438)

Balance as of September 30, 2018	$-

Level 3 liabilities include Derivative Liability related to the Company Series C Preferred Stock, as described in Note 4c. The Company values the Level 3 Derivative Liability using multi-period Binomial model, whose inputs include probability of completing fund raising and the related fund raise amounts, volatility of stock prices, stock prices, term to extinguish the Series C preferred shares held by the Series D investor.

In calculating the fair value of Derivative Liability, the Company used the following assumptions: stock price of $4.20 for the transaction date, and Volatility of 140.95% -166.60% for the transaction date.

Fair value of financial instruments

The carrying amounts of financial instruments included in working capital approximate their fair value either because these amounts are presented at fair value or due to the relatively short-term maturities of such instruments.

As of both September 30, 2018, and December 31, 2017, allowance for doubtful accounts was $72,000.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 7 - INVENTORY:

	September 30,	December 31,
	2018	2017
	($ in thousands)
Finished goods	$428	$174
Work in process	41	63
Raw materials and supplies	347	296
	$816	$533

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUALS - OTHER:

	September 30,	December 31,
	2018	2017
	($ in thousands)
Employees and employee institutions	$819	$853
Accrued vacation and recreation pay	162	165
Accrued expenses	843	976
Provision for sales commissions	37	109
Other	30	31
	$1,891	$2,134

NOTE 9 - COMMITMENTS AND CONTINGENT LIABILITIES:

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

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 10 - DISAGGREGATED REVENUE AND ENTITY WIDE DISCLOSURES:

Revenues are attributed to geographic areas based on the location of the customers. The following is a summary of revenues:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	($ in thousands)

Germany	$178	$136	$650	$371
Italy	119	189	512	423
Russia	9	107	168	216
Other	463	286	1,449	917
	$769	$718	$2,779	$1,927

By product:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	($ in thousands)

CGuard	$604	$526	$2,268	$1,315
MGuard	165	192	511	612
	$769	$718	$2,779	$1,927

By principal customers:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Customer A	22%	16%	22%	12%
Customer B	10%	12%	10%	12%
Customer C	5%	14%	8%	10%
Customer D	1%	15%	6%	11%

All tangible long lived assets are located in Israel.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 11 - SUBSEQUENT EVENTS

At the annual meeting of stockholders of the Company held on October 24, 2018, the Company’s stockholders approved the Fourth Amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan (the “2013 Plan”) to increase the number of shares of our common stock available for issuance pursuant to awards under the 2013 Plan by an additional 8,900,000 shares, to a total of 8,919,737 shares of common stock.

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

While entering the U.S. market remains our top development priority and therefore we are focusing on, as our highest priority, completing the testing required for an IDE submission seeking approval to conduct a human clinical trial in the United States using CGuard EPS, we intend to continue to evaluate potential product enhancements and manufacturing enhancements for CGuard EPS expected to reduce cost of goods and/or provide the best-in-class performing delivery system. Among other delivery system improvements, we continue to evaluate the development of a smaller delivery catheter (5 French gauge) CGuard EPS product. We believe these improvements and a smaller delivery system may allow us to reduce cost of goods, increase penetration in our existing geographies and better position us for entry into the Asia Pacific market and for transradial catheterization, which, we believe, is gaining favor among interventionalists.

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

Results of Operations

Three months ended September 30, 2018 compared to the three months ended September 30, 2017

Revenues. For the three months ended September 30, 2018, revenue increased by $51,000, or 7.1%, to $769,000, from $718,000 during the three months ended September 30, 2017. This increase was predominantly driven by a 14.8% increase in sales of CGuard EPS from $526,000 in the three months ended September 30, 2017, to $604,000 in the three months ended September 30, 2018, because of our transition from our prior exclusive distribution partner for most of Europe to local distributors and expansion into new geographies such as India, Mexico and Vietnam. The transition to local distributors reflects an effort to broaden our sales from only interventional neuroradiologists to include vascular surgeons, interventional cardiologists and interventional radiologists, as well. This increase in sales of CGuard EPS was partially offset by a 14.0% decrease in sales of MGuard Prime EPS from $192,000 in the three months ended September 30, 2017, to $165,000 in the three months ended September 30, 2018, largely driven by doctors continuously predominantly using drug-eluting stents rather than bare metal stents such as MGuard Prime EPS in ST-Elevation Myocardial Infarction (“STEMI”) patients.

With respect to regions, the increase in revenue was primarily attributable to an increase of $53,000 in revenue from sales of CGuard EPS made in Asia (for reasons mentioned above).

Gross Profit. For the three months ended September 30, 2018, gross profit (revenue less cost of revenues) increased by 29.4%, or 45,000, to $198,000, compared to $153,000 during the three months ended September 30, 2017. This increase resulted primarily from an increase of $61,000 due to the increase in revenues (as mentioned above), less the related material and labor costs, partially offset by an increase of $16,000 in miscellaneous expenses. Gross margin (gross profits as a percentage of revenue) increased to 25.7% in the three months ended September 30, 2018 from 21.3% in the three months ended September 30, 2017, driven mainly by a higher average sales price of MGuard Prime EPS and a reduction in costs of one of the main components of CGuard EPS.

Research and Development Expenses. For the three months ended September 30, 2018, research and development expenses increased by 44.4% or $128,000, to $416,000, from $288,000 during the three months ended September 30, 2017. This increase resulted primarily from an increase of $124,000 in quality assurance and regulatory expenses related to annual routine audit activities which included validation reviews required every two years, and an increase of $4,000 in miscellaneous expenses.

Selling and Marketing Expenses. For the three months ended September 30, 2018, selling and marketing expenses decreased by 9.8%, or $66,000, to $605,000, from $671,000 during the three months ended September 30, 2017. This decrease resulted primarily from a decrease of $74,000 due to a salary accrual in 2017 and a decrease of $37,000 in share-based compensation expenses primarily due to the forfeiture of the unvested options caused by the expiration of the employment agreement with our former chief commercial officer, partially offset by an increase of $34,000 in other salary expenses due primarily to an increase in our headcount to further support the new local distributors in Europe and an increase of $11,000 in miscellaneous expenses.

General and Administrative Expenses. For the three months ended September 30, 2018, general and administrative expenses decreased by 9.6%, or $123,000, to $1,156,000, from $1,279,000 during the three months ended September 30, 2017. This decrease resulted primarily from a decrease of $86,000 in share-based compensation expenses primarily due to the Company incurring a large expense in the three months ended September 30, 2017, which resulted from an equity grant made to our chief executive officer in 2016, which vested over one year, for which there was no similar expense incurred in the three months ended September 30, 2018 and a decrease of $67,000 due to a salary accrual in 2017. These decreases in general and administrative expenses were partially offset by an increase of $30,000 in miscellaneous expenses.

Financial Expenses (Income). For the three months ended September 30, 2018, financial expenses (income) increased by $31,000, to $32,000, from $1,000 during the three months ended September 30, 2017. The increase in financial income primarily resulted from an increase of $31,000 in miscellaneous expenses.

Tax Expenses. For the three months ended September 30, 2018, there was no material change in tax expenses (income) compared to the same period in 2017.

Net Loss. Our net loss decreased by $75,000, or 3.6%, to $2,011,000 for the three months ended September 30, 2018, from $2,086,000 during the three months ended September 30, 2017. The decrease in net loss resulted primarily from a decrease of $61,000 in operating expenses and an increase of $45,000 in gross profit, partially offset by an increase of $31,000 in financial expenses.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

Revenues. For the nine months ended September 30, 2018, revenue increased by $852,000, or 44.2%, to $2,779,000, from $1,927,000 during the nine months ended September 30, 2017. This increase was predominantly driven by a 72.5% increase in sales of CGuard EPS from $1,315,000 in the nine months ended September 30, 2017, to $2,268,000 in the nine months ended September 30, 2018, as a result of our transition from our prior exclusive distribution partner for most of Europe to local distributors, expansion into new geographies such as India and continued focus on expanding existing markets such as Italy. This increase in sales of CGuard EPS was partially offset by a 16.5% decrease in sales of MGuard Prime EPS from $612,000 in the nine months ended September 30, 2017, to $511,000 in the nine months ended September 30, 2018, largely driven by doctors continuously predominantly using drug-eluting stents rather than bare metal stents such as MGuard Prime EPS in STEMI patients.

With respect to regions, the increase in revenue was primarily attributable to an increase of $754,000 in revenue from sales made in Europe (driven by $773,000 growth of CGuard EPS for reasons mentioned above), as well as an increase of $178,000 in revenue from sales made in Asia (driven by $153,000 growth of CGuard EPS for reasons mentioned above). These increases in Europe and Asia were partially offset by a decrease of $82,000 in sales made in Latin America (driven primarily by a decrease of $91,000 in revenues of MGuard Prime EPS largely driven by doctors increasingly using drug-eluting stents rather than bare metal stents such as MGuard Prime EPS in STEMI patients).

Gross Profit. For the nine months ended September 30, 2018, gross profit (revenue less cost of revenues) increased by 105.3%, or $394,000, to $768,000, compared to $374,000 during the same period in 2017. This increase resulted primarily from an increase of $410,000 due to the increase in revenues (as mentioned above), less the related material and labor costs and a decrease of $41,000 in expenses related to the underutilization of our manufacturing resources. These increases in gross profit were partially offset by an increase of $42,000 in write-offs of inventory of MGuard Prime EPS, which primarily resulted from a reversal of write-offs of inventory in the nine months ended September 30, 2017, for which, no such reversal occurred in the same period in 2018 and an increase of $15,000 in miscellaneous expenses. Gross margin (gross profits as a percentage of revenue) increased to 27.6% in the nine months ended September 30, 2018 from 19.4% in the nine months ended September 30, 2017, driven mainly by more efficient utilization of our fixed manufacturing resources.

Research and Development Expenses. For the nine months ended September 30, 2018, research and development expenses decreased by 13.7%, or $143,000, to $898,000, from $1,041,000 during the nine months ended September 30, 2017. This decrease resulted primarily from a decrease of $89,000 due to a salary accrual in 2017, a decrease of $79,000 in development and clinical expenses associated with CGuard EPS, mainly related to pre-IDE efforts in 2017, a decrease of $34,000 in other salary expenses due to a reduced headcount and a decrease of $61,000 in miscellaneous expenses. These decreases in expenses were partially offset by an increase of $120,000 in quality assurance and regulatory expenses related to annual routine audit activities which included validation reviews required every two years.

Selling and Marketing Expenses. For the nine months ended September 30, 2018, selling and marketing expenses decreased by 8.6%, or $158,000, to $1,677,000, from $1,835,000 during the nine months ended September 30, 2017. This decrease resulted primarily from a decrease of $178,000 due to a salary accrual in 2017, a decrease of $69,000 in share-based compensation expenses primarily due to the forfeiture of the unvested options caused by the expiration of the employment agreement with our former chief commercial officer, a decrease of $34,000 in consulting expenses and a decrease of $32,000 in miscellaneous expenses. The decrease in expenses related to consulting and miscellaneous expenditures is primarily due to the Company not incurring in the nine months ended September 30, 2018, the expenditures made during the nine months ended September 30, 2017 to support the newly launched CGuard EPS-related sales and marketing activities in connection with the transition from our prior exclusive distribution partner for most of Europe to local distributors. These decreases in expenses were partially offset by an increase of $155,000 in other salary expenses due primarily to an increase in our headcount to further support the new local distributors in Europe.

General and Administrative Expenses. For the nine months ended September 30, 2018, general and administrative expenses decreased by 16.0%, or $683,000, to 3,598,000, from 4,281,000 during the nine months ended September 30, 2017. This decrease resulted primarily from a decrease of $494,000 due to a salary accrual in 2017, a decrease of $453,000 in share-based compensation expenses primarily due to the Company incurring a large expense in the nine months ended September 30, 2017, which resulted from an equity grant made to our chief executive officer in 2016, which vested over one year, for which there was no similar expense incurred in the nine months ended September 30, 2018, and a decrease of $6,000 in miscellaneous expenses. These decreases in general and administrative expenses were partially offset by an increase of $270,000 in legal expenses.

Financial Expenses (Income). For the nine months ended September 30, 2018, financial income increased by $533,000, to $378,000 of financial income, from $155,000 of financial expenses during the nine months ended September 30, 2017. The increase in financial income primarily resulted from an increase of $438,000 in financial income related to the revaluation of the embedded derivative of the Series C Preferred Stock and a decrease in interest expenses of $119,000 due to the repayment of the remaining balance of our outstanding indebtedness of $1.2 million on March 21, 2017. These decreases in expenses were partially offset by an increase of $24,000 in miscellaneous expenses.

Tax Expenses (Income). For the nine months ended September 30, 2018, tax expenses decreased by $1,000 to $0, from $1,000 in the nine months ended September 30, 2017

Net Loss. Our net loss decreased by $1,912,000, or 27.6%, to $5,027,000, for the nine months ended September 30, 2018, from $6,939,000 during the nine months ended September 30, 2017. The decrease in net loss resulted primarily from a decrease of $984,000 in operating expenses, an increase of $533,000 in financial income and an increase of $394,000 in gross profit.

Liquidity and Capital Resources

We had an accumulated deficit as of September 30, 2018, of $145 million, as well as a net loss of $5,027,000 and negative operating cash flows. We expect to continue incurring losses and negative cash flows from operations until our products (primarily CGuard EPS) reach commercial profitability. As a result of these expected losses and negative cash flows from operations, along with our current cash position, we only have sufficient resources to fund operations through the end of the third quarter of 2019. Therefore, there is substantial doubt about our ability to continue as a going concern.

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

Our outstanding shares of Series B Preferred Stock and Series C Preferred Stock contain anti-dilution provisions that may result in the reduction of the conversion price thereof in the future. This feature may result in an indeterminate number of shares of common stock being issued upon conversion of the Series B Preferred Stock or the Series C Preferred Stock. Sales of additional shares of common stock issuable upon conversion of the Series B Preferred Stock or Series C Preferred Stock as a result of anti-dilution adjustments will dilute the interests of other security holders and may depress the price of our common stock. Accordingly, we may find it more difficult to raise additional equity capital while any of our Series B Preferred Stock or Series C Preferred Stock is outstanding. As of November 5, 2018, 17,303 shares of Series B Preferred Stock and 61,423 shares of Series C Preferred Stock are outstanding.

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

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

General. At September 30, 2018, we had cash and cash equivalents of $11,247,000, as compared to $3,710,000 as of December 31, 2017. We have historically met our cash needs through a combination of issuing new shares, borrowing activities and product sales. Our cash requirements are generally for research and development, marketing and sales activities, finance and administrative cost, capital expenditures and general working capital.

For the nine months ended September 30, 2018, net cash used in our operating activities decreased by $553,000 to $5,803,000, from $6,356,000 in the same period in 2017. The primary reason for the decrease in cash used in our operating activities was an increase of $939,000 in payments received from customers to $2,711,000 in the nine months ended September 30, 2018, from $1,772,000 in the same period in 2017, and a decrease of payments for third party related expenses and for professional services of $224,000 (primarily due to the end of term charge of $520,000 paid to Hercules in the nine months ended September 30, 2017, compared to no such payment made in 2018). The decreases in cash used in operating activities was partially offset by an increase of $610,000 in salary payments from $3,094,000 in the nine months ended September 30, 2017 to $3,704,000 in the same period in 2018.

Cash used by our investing activities was $0 during the nine months ended September 30, 2018 compared to $282,000 in the nine months ended September 30, 2017 resulting primarily from the purchase of production equipment.

Cash provided by financing activities for the nine months September 30, 2018 was $13,351,000, compared to $3,883,000 during the same period in 2017. The principal source of the cash provided by financing activities during the nine months ended September 30, 2018, was the funds received from our July 2018 public offering of common stock, Pre-Funded Warrants and warrants, as well as the subsequent exercise of the Pre-Funded Warrants, that resulted in approximately $8,866,000 of aggregate net proceeds, funds received from our April 2018 public offering of common stock that resulted in approximately $4,439,000 of aggregate net proceeds and the funds received from our March 2018 public offering of common stock that resulted in approximately $3,060,000 of aggregate net proceeds, offset by a redemption of Series C and Series D Preferred Stock from the proceeds of the offering in an aggregate amount of $3,014,000. The principal source of the cash provided by financing activities during the nine months ended September 30, 2017 was the funds received from our March 2017 public offering of preferred stock and warrants that resulted in approximately $6,072,000 of aggregate net proceeds, offset by loan repayments of $2,179,000.

As of September 30, 2018, our current assets exceeded our current liabilities by a multiple of 5.5. Current assets increased by $7,932,000 during the period and current liabilities decreased by $109,000 during the period. As a result, our working capital increased by $8,041,000 to $10,714,000 at September 30, 2018.

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

Contractual Obligations and Commitments

During the nine months ended September 30, 2018, there were no material changes to our contractual obligations and commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of September 30, 2018, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation that arises through the normal course of business.

On July 12, 2016, Medpace Inc., a former service provider, filed suit with the Court of Common Pleas, Hamilton County, Ohio, against us asserting that we breached a master services agreement with Medpace Inc. by failing to pay Medpace Inc. certain fees purportedly owed to it in connection with Medpace Inc.’s provision of certain clinical development program services to Inspire Ltd. We have removed the suit to the U.S. District Court for the Southern District of Ohio. Since removal, Medpace Inc. has amended its complaint to name InspireMD Ltd., our wholly owned subsidiary, as the only defendant. Medpace Inc. is seeking $1,967,822 in damages plus interest, costs, attorneys’ fees and expenses against InspireMD Ltd. InspireMD Ltd. filed a motion to dismiss all claims on February 10, 2017. On May 17, 2017, the district court denied InspireMD’s motion to dismiss, but ordered Medpace Inc. to file a second amended complaint by June 5, 2017. Medpace Inc. filed a second amended complaint on June 5, 2017, and InspireMD Ltd. again moved to dismiss all claims on June 19, 2017. The district court denied our second motion to dismiss on August 11, 2017. Thereafter, we answered the complaint and asserted several counterclaims. Specifically, we brought counterclaims for fraudulent inducement, negligent misrepresentation, and violation of Ohio’s Deceptive Trade Practices Act arising from Medpace’s false marketing of its purported abilities to manage the clinical trial, and brings a counterclaim for breach of contract, alleging that Medpace breached the master services agreement by, among other things, failing to assign personnel to the clinical trial who were qualified and professionally capable of performing the services called for by the master services agreement and the related Task Order in accordance with the agreed-upon schedule and budget. We are seeking damages believed to be in excess of $3 million, as well as punitive damages and attorney’s fees. Medpace Inc. has denied our allegations. On February 21, 2018, InspireMD Ltd. filed a motion for summary judgment, seeking to dismiss Medpace’s affirmative claims in their entirety, or in the alternative to limit those claims to invoice payments totaling $468,586. On March 21, 2018, Medpace responded to InspireMD Ltd.’s motion for summary judgment, and also filed two additional motions: (1) a motion under Federal Rule of Civil Procedure 56(d), seeking to deny or delay summary judgment pending completion of additional discovery; and (2) a motion seeking to strike the Declaration of Jonathan Pressment, submitted in support of InspireMD Ltd.’s motion for summary judgment. InspireMD Ltd.’s motion for summary judgment remains pending before the Court. Medpace’s motion under Federal Rule of Civil Procedure 56(d) and motion to strike also remain pending before the Court. Pursuant to InspireMD Ltd.’s motion to stay discovery pending the Court’s resolution of InspireMD Ltd.’s motion for summary judgment and the completion of Court-ordered mediation, discovery is stayed until the earlier of (1) three days after the entry of an order adjudicating Inspire Ltd.’s motion for summary judgment or (2) August 13, 2018. On August 9, 2018, InspireMD Ltd. filed an unopposed motion to further extend the stay of discovery pending the court’s resolution of InspireMD Ltd.’s motion for summary judgment. The court granted this motion on August 9, 2018, and stayed discovery until three days after the entry of an order adjudicating InspireMD Ltd.’s motion for summary judgment. InspireMD Ltd. intends to contest this matter vigorously. Due to the uncertainties of litigation, however, we can give no assurance that InspireMD Ltd. will prevail on any claims made against InspireMD Ltd. in any such lawsuit. Also, we can give no assurance that any other lawsuits or claims brought in the future will not have an adverse effect on our financial condition, liquidity or operating results.

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

Item 1A. Risk Factors

Not applicable.

Item 5. Other Information

Not applicable

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, as amended through September 30, 2015 (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2015)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011)

3.3	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2013)

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 25, 2016)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Quarterly Report on Form 10-Q filed on August 9, 2016)

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 29, 2016)

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 15, 2017)

3.8	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 29, 2017)

3.9	Certificate of Designation of Preferences, Rights and Limitation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 4, 2017)

3.10	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 12, 2017)

3.11	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 22, 2017)

3.12	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 7, 2018)

3.13	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 1, 2018)

3.14	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 3, 2018)

3.15	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on July 5, 2018)

10.1	Form of Underwriter Warrant, dated April 2, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 3, 2018)

10.2	Letter Agreement, dated June 28, 2018 (incorporated by reference to Exhibit 10.67 to the Company’s Registration Statement on Form S-1, Amendment No.20, filed with the SEC on September 28, 2018 (File No. 333-225680))

10.3	Form of Series D Warrant (incorporated by reference to Exhibit A to Exhibit 4.3 to the Company’s Registration Statement on Form S-1, Amendment No. 2, filed with the SEC on June 26, 2018 (File No. 333-225680))

10.4	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1, Amendment No. 2, filed with the SEC on June 26, 2018 (File No. 333-225680))

10.5	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1, Amendment No. 2, filed with the SEC on June 26, 2018 (File No. 333-225680))

10.6+

General Release and Severance Agreement, dated September 24, 2018, by and between InspireMD, Inc. and Agustin Gago (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 28, 2018)

10.7+	Fourth Amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 26, 2018)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSPIREMD, INC.

Date: November 6, 2018	By:	/s/ James Barry, Ph.D.
	Name:	James Barry, Ph.D
	Title:	President and Chief Executive Officer

Date: November 6, 2018	By:	/s/ Craig Shore
	Name:	Craig Shore
	Title:	Chief Financial Officer, Secretary and Treasurer

