Form 10-K
period 2018-12-31
InspireMD, Inc.
filed 2019-02-19
CIK 1433607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [X]	Smaller reporting company [X]

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2018, based on the price at which the common equity was last sold on the NYSE American on such date, was $1,603,155. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at February 18, 2019
Common Stock, $0.0001 par value	41,888,895

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

Our CGuard™ carotid embolic prevention system (“CGuard EPS”) combines MicroNet and a self-expandable nitinol stent in a single device for use in carotid artery applications. Our CGuard EPS received CE mark approval in the European Union in March 2013, and we launched its release on a limited basis in October 2014. In January 2015, a new version of CGuard, with a rapid exchange delivery system, received CE mark approval in Europe and in September 2015, we announced the full market launch of CGuard EPS in Europe. Subsequently, we launched CGuard EPS in Russia and certain countries in Latin America and Asia, including India. We consider the addressable market for our CGuard EPS consists of individuals with diagnosed, symptomatic high-grade carotid artery stenosis (HGCS, ≥70% occlusion) for whom an intervention is preferable to medical (drug) therapy. This group includes not only carotid artery stenting patients but also individuals undergoing carotid endarterectomy, as the two approaches compete for the same patient population. Assuming full penetration of the intervention caseload by CGuard EPS, we estimate that the addressable market for CGuard EPS was approximately $1.0 billion in 2017. (source: Health Research International 2017 Results of Update Report on Global Carotid Stenting Procedures and Markets by Major Geography and Addressable Markets).

In April 2017, we had a pre-investigational device exemption (“IDE”) submission meeting with the U.S. Food and Drug Administration regarding CGuard EPS where we presented materials that we believed would support a formal IDE submission seeking approval to conduct a human clinical trial in the United States which included our draft synopsis for the clinical trial design. The FDA agreed to our pre-clinical test plan and clinical trial design. We are currently in the process of obtaining an IDE approval for CGuard EPS, and we intend to ultimately seek the U.S. Food and Drug Administration approval for commercial sales in the United States. We intend to make an IDE submission seeking approval to conduct a human clinical trial in the United States in mid-2019.

While entering the U.S. market remains our top development priority and therefore we are focusing on, as our highest priority, completing the testing required for an IDE submission seeking approval to conduct a human clinical trial in the United States using CGuard EPS, we intend to continue to evaluate potential product enhancements and manufacturing enhancements for CGuard EPS expected to reduce cost of goods and/or provide the best-in-class performing delivery system. Among other delivery system improvements, we continue to evaluate the development of a smaller delivery catheter (5 French gauge) CGuard EPS product. If we receive sufficient proceeds from future financings, we plan to develop CGuard EPS with a smaller delivery catheter (5 French gauge), which we intend to submit for CE mark approval. We cannot give any assurance that we will receive sufficient (or any) proceeds from future financings or the timing of such financings, if ever. In addition, such additional financings may be costly or difficult to complete. Even if we receive sufficient proceeds from future financings, there is no assurance that we will be able to timely apply for CE mark approval following our receipt of such proceeds. We believe these improvements and a smaller delivery system may allow us to reduce cost of goods, increase penetration in our existing geographies and better position us for entry into the Asia Pacific market and for transradial catheterization, which, we believe, is gaining favor among interventionalists.

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

Recent Developments

NYSE American Notification

On August 17, 2017, we received a notice from NYSE American indicating that we do not meet the continued listing standards of the NYSE American as set forth in Part 10 of the NYSE American Company Guide (the “Company Guide”). Specifically, we were not in compliance with Section 1003(a)(iii) of the Company Guide because we reported stockholders’ equity of less than $6 million as of June 30, 2017, and net losses in our five most recent fiscal years ended December 31, 2016. As a result, we became subject to the procedures and requirements of Section 1009 of the Company Guide. On October 19, 2017, NYSE American accepted our plan to regain compliance with Section 1003(a)(iii) of the Company Guide by February 19, 2019. We are subject to periodic review by the NYSE American staff during the period covered by the compliance plan. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the plan period could result in our common stock being delisted from the NYSE American.

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

On July 16, 2018, we received notification from the NYSE American that we have resolved the continued listing deficiency with respect to low selling price pursuant to Section 1003(f)(v) of the Company Guide. We remain below compliance with Sections 1003(a)(ii) and (iii) of the Company Guide.

However, on January 7, 2019, we again received notification from the NYSE American that we are not in compliance with the NYSE American continued listing standards because our shares of common stock have been selling for a low price per share for a substantial period of time. Pursuant to Section 1003(f)(v) of the Company Guide, the NYSE American staff determined that our continued listing is predicated on us effecting a reverse stock split of our common stock or otherwise demonstrating sustained price improvement within a reasonable period of time, which the staff determined to be until July 7, 2019.

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

In 2017, 2.2 million people were diagnosed with carotid artery disease, of which, approximately 600,000 patients had high grade carotid stenosis requiring intervention for carotid artery disease (2017 Health Research International Market Report). At an average price of $1,650 per stent, the addressable market is more than $1 billion. Carotid artery stenting is a minimally invasive treatment option for carotid artery disease and an alternative to carotid endarterectomy, where a surgeon accesses the blocked carotid artery though an incision in the neck, and then surgically removes the plaque. Endovascular techniques using stents and carotid embolic prevention system protect against plaque and debris traveling downstream, blocking off the vessel and disrupting blood flow. We believe that the use of a stent with an embolic protection system should increase the number of patients being treated since it would avoid the need for complex surgery.

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

The growing prevalence of PVD is expected to cause increased demand for treatment options. The expansion of the elderly population is contributing to increasing incidence rates of PVD. The percentage of the global population above the age of 50 is expected to reach 17% by 2030. As the risk of developing PVD increases with age, a growing elderly population translates into a growing incidence of PVD (source: Global Data 2011). The growing global geriatric population base also triggers increasing demand for minimally invasive endovascular procedures on account of their shorter recovery time, lesser scaring and lesser chances of post-surgery infections. In addition, a growing prevalence of disease-causing lifestyle factors and eating habits such as high consumption of alcohol and tobacco products is expected to boost peripheral vascular devices market demand by triggering the incidence rates of cardiac arrest, blood clotting and other vascular diseases (source: Grand View Research 2014).

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

In September 2014, we reported the results of the CGuard CARENET trial at the Transcatheter Cardiovascular Therapeutics (“TCT”) conference in Washington D.C. In the CARENET trial, the CGuard EPS system demonstrated better results over historical data using conventional commercially available carotid stents. In the third quarter of 2015 the results of the CGuard CARENET trial were published in the Journal of the American College of Cardiology. In November 2015, positive twelve-month follow-up data from the CGuard CARENET trial was presented at the 42nd Annual Symposium on Vascular and Endovascular Issues, documenting the benefits of the CGuard MicroNet technology as well as the patency benefits (maintaining the artery open) of the internal and external carotid arteries at twelve months.

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

In September 2015, we announced full market launch of CGuard EPS in Europe. Subsequently, we launched CGuard EPS in Russia and certain countries in Latin America and Asia, including [India.

In April 2017, we had a pre-IDE submission meeting with the U.S. Food and Drug Administration regarding CGuard EPS where we presented materials that we believed would support a formal IDE submission seeking approval to conduct a human clinical trial in the United States which included our draft synopsis for the clinical trial design. The FDA agreed to our pre-clinical test plan and clinical trial design. We are currently in the process of obtaining an IDE approval for CGuard EPS, and we intend to ultimately seek the U.S. Food and Drug Administration approval for commercial sales in the United States. We intend to make an IDE submission seeking approval to conduct a human clinical trial in the United States in mid-2019.

While entering the U.S. market remains our top development priority and therefore we are focusing on, as our highest priority, completing the testing required for an IDE submission seeking approval to conduct a human clinical trial in the United States using CGuard EPS, we intend to continue to evaluate potential product enhancements and manufacturing enhancements for CGuard EPS expected to reduce cost of goods and/or provide the best-in-class performing delivery system. Among other delivery system improvements, we continue to evaluate the development of a smaller delivery catheter (5 French gauge) CGuard EPS product. If we receive sufficient proceeds from future financings, we plan to develop CGuard EPS with a smaller delivery catheter (5 French gauge), which we intend to submit for CE mark approval. We cannot give any assurance that we will receive sufficient (or any) proceeds from future financings or the timing of such financings, if ever. In addition, such additional financings may be costly or difficult to complete. Even if we receive sufficient proceeds from future financings, there is no assurance that we will be able to timely apply for CE mark approval following our receipt of such proceeds. We believe these improvements and a smaller delivery system may allow us to reduce cost of goods, increase penetration in our existing geographies and better position us for entry into the Asia Pacific market and for transradial catheterization, which, we believe, is gaining favor among interventionalists.

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

MACCE (myocardial infarction (“MI”), stroke or death) rate was 0.0% at 30 days. At six months, there was one death, which was not device or procedure-related but did result in a MACCE rate of 3.6% at six months. At twelve months there were two additional deaths, which were not device or procedure-related resulting in a MACCE rate of 10.7% at one year.

	30 days (n=30)	6 months (n=28)	12 months (n=28)
MACCE (MI, stroke, death)	(0) 0.0%	(1) 3.6%	(3) 10.7%
MI	(0) 0.0%	(0) 0.0%	(0) 0.0%
stroke	(0) 0.0%	(0) 0.0%	(0) 0.0%
death	(0) 0.0%	(1) 3.6%	(3) 10.7%

CAS carries the risk of cerebral embolization during and following the procedure, leading to life-threatening complications, mainly cerebral ischemic events. Diffusion-weighted magnetic resonance imaging (DW-MRI) is a sensitive tool used to identify cerebral emboli during CAS by measuring “lesions” within the brain which are areas that are ischemic and do not receive oxygenated blood due to cerebral emboli. In the CARENET trial, 37.0% of patients treated with CGuard EPS had new ischemic lesions at 48 hours after the procedure, with an average volume of 0.039 cm3. Of these lesions, there was only one that remained at 30 days following the procedure and all others had resolved. Complete details appear in the following table. Where there is a second number shown below after a ± symbol, it indicates the potential error in the measurement.

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

The conclusions of the CARENET trial were:

●	The CARENET trial demonstrated safety of the CGuard EPS stent, with a 30 day MACCE rate of 0%.

●	Incidence of new ipsilateral lesions (percent of patients with new lesions on the ipsilateral side (same side where the stent was employed)) at 48 hours was reduced by almost half compared to published data, and volume was reduced almost tenfold.

●	All but one lesion had resolved completely by 30 days.

●	Twelve month data showed no stroke or stroke-related deaths, and no cardiac adverse events.

●	CGuard EPS offers enhanced benefits for patients undergoing CAS with unprecedented safety.

Physician-Sponsored Clinical Trials for CGuard—PARADIGM-101 Study

PARADIGM-101 (Prospective evaluation of All-comer peRcutaneous cArotiD revascularization In symptomatic and increased-risk asymptomatic carotid artery stenosis, using CGuard™ Mesh-covered embolic prevention stent system-101) was an investigator-led, single center study with the objective of evaluating feasibility and outcome of routine use of CGuard EPS in 101 consecutive unselected all-comer patients referred for carotid revascularization, initiated in 2015. In May 2016, the 30-day results were presented at the EuroPCR 2016 Late-Breaking Clinical Trial Session in Paris, and in the Journal of EuroIntervention.

Key findings from the PARADIGM-101 study and the follow-up data are as follows:

●	CGuard EPS delivery success was 99.1%. The clinical evaluation also found no device foreshortening or elongation;

●	Angiographic diameter stenosis or vessel narrowing was reduced from 83±9% to only 6.7±5% (p<0.001);

●	Periprocedural death/major stroke/ myocardial infarction (“MI”) rates were 0%;

●	One event was adjudicated by the Clinical Events Committee as a minor stroke (0.9%), with no change in NIH Stroke Scale or modified Ranking scale;

The results of the PARADIGM-101 study demonstrated that CGuard EPS can safely be used in a high risk, all-comer population of patients with carotid artery stenosis and indicated that routine use of CGuard EPS may prevent cerebral events, such as strokes, by holding plaque against the vessel wall, preventing emboli from being released into the blood stream. The PARADIGM-101 study found that CGuard EPS is applicable in up to 90% of all-comer patients with carotid stenosis.

Clinical Results and Mechanical Properties of the Carotid CGUARD Double-Layered Embolic Prevention Stent Study

“Clinical Results and Mechanical Properties of the Carotid CGUARD Double-Layered Embolic Prevention Stent Study” was an investigator-led, prospective single-center study which evaluated CGuard EPS in 30 consecutive patients with internal carotid artery stenosis disease with the objective of reporting early clinical outcomes with a novel MicroNetcovered stent for the internal carotid artery and the in vitro investigation of the device’s mechanical properties. In October 2016, the 30-day positive results were published online-ahead-of-print in the Journal of Endovascular Therapy.

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

CGUARD Mesh-Covered Stent in Real World: The IRON-Guard Registry

“CGUARD Mesh-Covered Stent in Real World: The IRON-Guard Registry using CGuard EPS” was a physician initiated prospective multi-center registry that included 200 patients from 12 medical centers in Italy. The objective of the study was to report 30-day outcomes (including MACCE) in a prospective series of patients who were treated with CGuard EPS between April 2015 and June 2016. In January 2017, 30-day results were presented at the Leipzig Interventional Course (LINC) 2017 and published in the Journal of EuroIntervention in May 2017. The 12 month follow-up was published in the Journal of EuroIntevention in October 2018.

Key 30-day results presented were:

●	100% success in implanting CGuard EPS;

●	No MI, major stroke or death at 30 days;

●	There were two transient ischemic attacks and five periprocedural minor strokes, including one thrombosis solved by surgery.

●	Total elimination of post-procedural neurologic complications by 30 days;

●	DW-MRI performed pre-procedure and between 24 and 72 hours post-procedure in 61 patients, indicated that 12 patients had new micro emboli (19%).

●	At 12 months, there were no new major neurological adverse events, thrombosis or external carotid occlusion recorded;

●	One myocardial infarction occurred at 12 months.

Peri-procedural brain lesions prevention in CAS (3PCAS): Randomized trial comparing CGuard stent vs. WallStent™ Study

3PCAS study was an independent investigator-led single center randomized clinical trial, comparing CGuard EPS vs. WallStent™, intended to evaluate the incidence of peri-procedural diffusion-weighted-magnetic-resonance-imaging (DW-MRI) new brain lesions after carotid artery stenting. Sixty-one consecutive patients referred for carotid revascularization (between January 2015 and October 2016) were eligible for the study. The results of the 3PCAS study was published in the International Journal of Cardiology in September 2018. The discussion distinguished between peri-procedural (from procedure to 48h -72h) and post-procedural periods (72h to 30 days) where the CGuard EPS demonstrated a reduction in the post-procedural embolic effect during the carotid plaque healing period. In contrast, there was no difference between the two stent groups during the peri-procedural stage because of, according to the published article, the presence of bilateral/contralateral lesions (lesions resulting from the contralateral artery from the non-treated carotid) which suggest that the peri-procedural neurological damage may have originated from extra-carotid sources (outside of the artery which was treated and outside the stent itself).

Completed Clinical Trials for MGuard Bare-Metal Coronary Products

We have completed eight clinical trials with respect to our first generation stainless steel-based MGuard coronary device and our cobalt-chromium based MGuard Prime EPS stent. Our first generation MGuard stent combining the MicroNet with a stainless steel stent received CE mark approval for the treatment of coronary artery disease in the European Union in October 2007. We subsequently replaced the stainless steel stent with a more advanced cobalt-chromium based stent for MGuard Prime EPS.

The First in Men (FIM) study conducted in Germany from the fourth quarter of 2006 through the second quarter of 2008 focused on patients with occlusion in their stent graft. This group is considered to be in “high risk” for complications during and shortly after the procedure due to the substantial risk of occurrence of a thromboembolic event. The study demonstrated MGuard’s safety in this high risk group. This study was followed by the GUARD study in Brazil in 2007 with a similar patient population which reinforced the safety profile of MGuard in patients prone to procedural complications. The MAGICAL study was a pilot study in STEMI patients conducted in Poland from 2008 through 2012 which demonstrated safety, measured by MACE rates at 30 days following the procedure, as well as efficacy results, measured by the ability of MGuard to reestablish blood flow into the infarcted area of the muscle. Furthermore, we conducted three registries (iMOS, IMR and iMOS Prime) that confirmed the feasibility of MGuard and MGuard Prime EPS for the treatment of STEMI patients and the safety of MGuard and MGuard Prime EPS in the STEMI patient group. Safety was repeatedly demonstrated in these trials and registries by the low mortality rate in the first month after the procedure.

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

MASTER I Trial

In the second calendar quarter of 2011, we began the MASTER I trial, a prospective, randomized study in Europe, South America and Israel to compare the MGuard with commercially-approved bare metal and drug-eluting stents in achieving superior myocardial reperfusion (the restoration of blood flow) in primary angioplasty for the treatment of acute STEMI, the most severe form of heart attack. The MASTER I trial enrolled 433 subjects, 50% of whom were treated with MGuard and 50% of whom were treated with a commercially-approved bare metal or drug-eluting stents. The detailed acute and 30 days results from the trial were presented at the TCT conference on October 24, 2012 and published (Prospective, Randomized, Multicenter Evaluation of a Polyethylene Terephthalate Micronet Mesh–Covered Stent (MGuard) in ST-Segment Elevation Myocardial Infarction, Stone et. al, JACC, 60; 2012). The results were as follows:

●	The primary endpoint of post-procedure complete ST-segment resolution (restoration of blood flow to the heart muscle after a heart attack) was statistically significantly improved in patients randomized to the MGuard compared to patients receiving a commercially-approved bare metal or drug-eluting stent (57.8% vs. 44.7%).

●	Patients receiving MGuard exhibited superior rates of thrombolysis in myocardial infarction (TIMI) 3 flow, which evidences normal coronary blood flow that fills the distal coronary bed completely, as compared to patients receiving a commercially-approved bare metal or drug-eluting stent (91.7% vs. 82.9%), with comparable rates of myocardial blush grade 2 or 3 (83.9% vs. 84.7%) and corrected TIMI frame count (cTFC) (17.0 vs. 18.1

●	Angiographic success rates (attainment of <50% final residual stenosis of the target lesion and final TIMI 3 flow) were higher in the MGuard group compared to commercially-approved bare metal or drug-eluting stents (91.7% vs 82.4%).

●	Mortality (0% vs. 1.9%) and major adverse cardiac events (1.8% vs. 2.3%) at 30 days post procedure were not statistically significantly different between patients randomized to MGuard as opposed to patients randomized to commercially-approved bare metal or drug-eluting stents. All other major adverse cardiac event components, as well as stent thrombosis, were comparable between the MGuard and commercially-approved bare metal or drug-eluting stents.

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

The twelve month results from the MASTER I trial were presented at the TCT conference on October 29, 2013 and published (Mesh-Covered Embolic Protection Stent Implantation in ST-Segment–Elevation Myocardial Infarction Final 1-Year Clinical and Angiographic Results From the MGUARD for Acute ST Elevation Reperfusion Trial, Dudek et. al, Coronary Interventions, 2014). The results were as follows:

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

Growth Strategy

Our primary business objective is to utilize our proprietary MicroNet technology and products to become the industry standard for treatment of stroke, complex vascular and coronary disease and to provide a superior solution to the common acute problems caused by current stenting procedures, such as restenosis, embolic showers and late thrombosis. We are pursuing the following business strategies to achieve this objective.

●	Widen the adoption of CGuard EPS. We are seeking to transition current users of conventional carotid stents to use CGuard EPS and to convince vascular surgeons to use CGuard EPS in filter protected carotid artery stenting instead of vascular surgery in appropriate patients. We publish and present our clinical data and support investigator-initiated clinical registries, which we plan to continue and expand. We have partnered and will continue to seek out partnerships with appropriate societies focused on the treatment of stroke. We will also continue to engage advisory boards and to develop a network of key opinion leaders to assist us in widening the adoption of CGuard EPS.

●	Grow our presence in existing and new markets for CGuard EPS. We have launched CGuard EPS in most European and Latin American countries through a comprehensive distributor sales organizations network. We will continue to focus on larger growing markets through this network by supporting our distributors with a comprehensive marketing and clinical education programs. In November 2018, we obtained approval for reimbursement and commercial sale for CGuard EPS in Australia and we are planning to launch there in 2019. We are also pursuing additional product registrations and distribution contracts with local distributors in other countries in Europe, the Middle East, Asia and Latin America. We intend to make an IDE submission seeking approval to conduct a human clinical trial in the United States in mid-2019.

●	Continue to leverage our MicroNet technology to develop additional applications for interventional cardiologists and vascular surgeons. In addition to the applications described above, we believe that we will eventually be able to utilize our proprietary MicroNet technology to address imminent market needs for new product innovations to significantly improve patients’ care. We continue to broadly develop and protect intellectual property using our mesh technology. Examples of some areas include peripheral vascular disease, neurovascular disease, renal artery disease and bifurcation disease.

●	Establish relationships with collaborative and development partners to fully develop and market our existing and future products. We are seeking strategic partners for collaborative research, development, marketing, distribution, or other agreements, which could assist with our development and commercialization efforts for CGuard EPS and MGuard DES, and other potential products that are based on our MicroNet technology.

●	Continue to protect and expand our portfolio of patents. Our MicroNet technology and the use of patents to protect it are critical to our success. We own numerous patents for our MicroNet technology. Seventeen patent applications have been filed (seven of which are now pending) in the United States, some of which have corresponding patent applications and/or issued patents in Canada, China, Europe, Israel, India, and South Africa. We believe these patents and patent applications collectively cover all of our existing products and may be useful for protecting our future technological developments. We intend to aggressively continue patenting new technology, and to actively pursue any infringement covered by any of our patents. We believe that our patents, and patent applications once allowed, are important for maintaining the competitive differentiation of our products and maximizing our return on research and development investments.

●	Resume development and successfully commercialize MGuard DES. While we have limited the focus of product development to our carotid products, if we resume development of our coronary products, we plan to evaluate opportunities to further develop MGuard DES.

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

Coronary

The bare-metal stent and the drug-eluting stent markets in the United States and Europe are dominated by Abbott Laboratories, Boston Scientific Corporation, and Medtronic, Inc. In Europe, the market is now almost exclusively dominated by drug eluding stents and is rapidly becoming so in the rest of the world. (Catheter Cardiovasc Interv. 2018 Oct 1;(92(4):E262-E270. doi: 10.1002/ccd.27375. Epub 2017 Oct 13. https://www.ncbi.nlm.nih.gov/pubmed/29027735). We believe physicians look to next-generation stent technology to compete with existing therapies. Such next-generation technologies include bio-absorbable stents, stents that focus on treating bifurcated lesions, and stents with superior polymer and drug coatings, and many industry participants are working to improve stenting procedures as the portfolio of available stent technologies rapidly increases.

According to the MEDTECH OUTLOOK, the three major players (Abbott Laboratories, Boston Scientific Corporation and Medtronic, Inc.) in the worldwide coronary stent market have a combined total market share of approximately 92%. To date, our sales are not significant enough to register in market share. As such, one of the challenges we face to further our product growth is the competition from numerous pharmaceutical and biotechnology companies in the therapeutics area, as well as competition from academic institutions, government agencies and research institutions. Most of our current and potential competitors, including but not limited to those listed above, have, and will continue to have, substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution and personnel resources than we do. Due to ongoing consolidation in the industry, there are high barriers to entry for small manufacturers in the European and the U.S. markets and the rest of the world.

Neurovascular

Leading industry players in the global neurovascular devices market include Medtronic, Stryker, Terumo and Johnson & Johnson. Acquisitions and mergers are increasingly used as a strategy for product portfolio expansion and to grow footprint. (Global Market Insights, Inc. - Devices Market Share 2018-2024 Industry Size Report. https://www.gminsights.com/industry-analysis/neurovascular-devices-market)

Sales and Marketing

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

In 2017, we decided to shift our commercial strategy to focus on sales of our products through local distribution partners and our own internal sales initiatives to gain greater reach into all the relevant clinical specialties and to expand our geographic coverage. Pursuant to this strategy, we completed our transition away from a single distributor covering 18 European countries to a direct distribution model. Through our former distributor in Europe, CGuard EPS was largely sold to interventional neuroradiologists. Our current strategy is intended to broaden our sales efforts to transition vascular surgeons from carotid endarterectomy procedures to carotid stenting with CGuard EPS, which we believe can greatly expand our customer base. We have focused and we plan to continue to focus our marketing efforts primarily on key growth markets and to evaluate opportunities in new territories if and when they become available. We have expanded our clinical support team to support new customers and accelerate growth. In addition, we are using international trade shows and industry conferences to gain market exposure and brand recognition. We continue to work with leading physicians to enhance our marketing effort and are developing relationships with new key opinion leaders to champion our technology and work with us in clinical studies

Product Positioning

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

When treating carotid artery disease, we believe that there is an opportunity to enter the market with bare-metal stent platform and to become a competitive player without a drug-eluting stent platform. Therefore, we believe that CGuard EPS is poised for commercial growth in 2019 as more and more positive clinical data is presented. If we receive sufficient proceeds from future financings, we plan to develop CGuard EPS with a smaller delivery catheter (5 French gauge), which we intend to submit for CE mark approval within three calendar quarters of receiving such proceeds. Based on the level of interest in this product that we have observed in our clinical trials, we believe that CGuard EPS with a smaller profile delivery catheter will enable us to meet the market demand for minimally invasive devices, which, we believe, may have broader and easier usage, and for a lower profile system used in procedures in which predilation could be problematic. We also believe that CGuard EPS with a smaller profile delivery catheter will enable us to have a competitive advantage in penetrating the Asia Pacific market, since its population is generally smaller than in Western countries. In addition, we believe that CGuard EPS with a smaller profile delivery catheter will enable us to offer CGuard EPS for use in transradial catheterization, which, we believe, is gaining favor among interventionalists. Finally, we do not expect that it would be crucial to use a drug-eluting stent platform to compete in certain new markets such as the neurovascular market, and hence, we plan to continue to explore this area of opportunity.

Insurance Reimbursement

In most countries, a significant portion of a patient’s medical expenses is covered by third-party payors. Third-party payors can include both government funded insurance programs and private insurance programs. While each payor develops and maintains its own coverage and reimbursement policies, payors, in many instances, have similarly established policies, and in the U.S., for example, coverage policies and reimbursement rates of private payors are often influenced by those established by the U.S. Department of Health and Human Services Centers for Medicare and Medicaid Services (CMS). The MGuard coronary products and CGuard products sold to-date in applicable foreign countries have been designed and labeled to facilitate the utilization of existing reimbursement codes for such countries, and we intend to continue to design and label our present and future products in a manner consistent with this goal.

While most countries have established reimbursement codes for stenting procedures, certain countries may require additional clinical data before recognizing coverage and/or to obtain a certain level of reimbursement for one or more of our products. In these situations, we intend to complete the required clinical studies to obtain reimbursement approval in countries where it makes economic sense to do so.

Intellectual Property

Patents

We have twenty-nine pending patent applications, seven of which are pending in the United States, many of which cover aspects of our MGuard and CGuard technology. Some of the corresponding patent applications outside the U.S. are filed in Canada, China, Europe, Israel, India and South Africa. We hold an aggregate total of over 80 patents and pending applications including twelve issued U.S. patents. These patent rights are directed to cover various patent families, including the following seven (7) patent families:

Base Title of Patent Family	Country Pending	Country/Patent No.	Issue Date
Bifurcated Stent Assemblies		Israel 198,188 China ZL200780046676.2	5/1/2014 9/26/2012
Deformable Tip for Stent Delivery and Methods of Use	US Brazil	— —	— —
	Canada	—	—
	China	—	—
	EPO	—	—
	Israel	—	—
	India	—	—
	Japan	—	—
	Mexico	—	—
	Russia	—	—

In Vivo Filter Assembly	India	Canada 2,666,712 Canada 2,881,557 US 8,043,323 US 9,132,261 Israel 198,189 China ZL200780046659.9 China ZL201210119132.7 EP 07827228.3 (Germany, France, & UK)	3/31/2015 10/11/2016 10/25/2011 9/15/2015 2/1/2014 6/13/2012 6/24/2015 8/30/2017
Knitted Stent Jackets	India	Canada 2,666,728 Canada 2,887,189 China ZL200780046697.4 China ZL201210320950.3 Israel 198,190 EP 07827229.1 (Germany, France, & UK) US 10,137,015	6/23/2015 5/1/2018 10/10/2012 12/2/2015 2/1/2014 3/29/2017 11/27/2018
Optimized Stent Jacket	Canada EPO Israel US	Canada 2,670,724 China ZL201210454357.8 China ZL200780043259.2 India 297,257 Israel 198,665 US 9,132,003 US 9,526,644 US 9,782,281 EP 07827415.6 (10 EP countries)	12/11/2018 12/9/2015 1/2/2013 5/30/2018 5/28/2014 9/15/2015 12/27/2016 10/10/2017 10/11/2017
Stent Apparatuses for Treatment Via Body Lumens and Methods of Use	US Israel Europe (EPO)	South Africa 2007/10751 Canada 2609687 Canada 2,843,097 US 8,961,586 US 10,058,440 US 10,070,977	10/27/2010 4/22/2015 10/27/2015 2/24/2015 8/28/2018 9/11/2018
Stent Thermoforming Apparatus and Methods	Australia Canada Europe (EPO) India Japan US	US 9,527,234 US 9,782,278	12/27/2016 10/10/2017

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

Trademarks

We use the InspireMD®, MGuard®, CGuard®, and MGuard Prime® trademarks in connection with our products. We have registered these trademarks in the European Union. The trademarks are renewable indefinitely, so long as we make the appropriate filings when required. We also have registrations for Carenet®, NGuard®, PVGuard® and the MNP Micronet Protection Logo in the European Union and a supplemental registration for Micronet® in the United States. We have also applied to register the names PVGuard™ as a trademark in the European Union, as well as Carenet™, CGuard™ InspireMD™, SmartFit™, PVGuardTM, NGuardTM, AGuardTM, and MGuard Prime™ as trademarks in the United States. We also use and may have common law rights to various trademarks, trade names, and service marks.

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

As noted below, we have or had regulatory approval and made sales of MGuard Prime EPS, CGuard EPS or both products either through distributors pursuant to distribution agreements or directly, in the following countries: Argentina, Australia, Austria, Belarus, Belgium, Brazil, Bulgaria, Chile, Colombia, Croatia, Cyprus, Czech Republic, Denmark, Ecuador, Estonia, Finland, France, Germany, Hong Kong, Hungary, Ireland, Israel, Italy, Latvia, Lithuania, Luxembourg, Malaysia, Malta, Mexico, Netherlands, Norway, Peru, Poland, Portugal, Romania, Russia, Saudi Arabia, Serbia, Slovakia, Slovenia, South Africa, Spain, Sweden, Switzerland, Turkey Vietnam and the United Kingdom In addition, we are awaiting regulatory approval to sell our products in Taiwan. While each of the European Union member countries accepts the CE mark as its sole requirement for marketing approval, some of these countries still require us to take additional steps in order to gain reimbursement rights for our products. Furthermore, while we believe that certain of the above-listed countries that are not members of the European Union accept the CE mark as a primary requirement for marketing approval, each such country requires additional regulatory requirements for final marketing approval of our products. Furthermore, we are currently targeting additional countries in Europe, Asia, and Latin America, however, even if all governmental regulatory requirements are satisfied in each such country, we anticipate that obtaining marketing approval in each country could take as few as three months or as many as twelve months or more, due to the nature of the approval process in each individual country, including typical wait times for application processing and review, as discussed in greater detail below.

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

The CGuard EPS received CE mark approval in the European Union on March 14, 2013 and marketing approval in the countries listed in the table below. We are currently seeking marketing approval for CGuard EPS in, South Korea and Taiwan.

Please refer to the table below setting forth the approvals and sales made for CGuard EPS and the MGuard Prime EPS on a country-by-country basis.

Approvals and Sales of MGuard Prime EPS and CGuard EPS on a Country-by-Country Basis

Countries	MGuard Prime EPS Approval		MGuard Prime EPS Sales		CGuard EPS Approval	CGuard EPS Sales
Argentina	Y		Y		Y	Y
Australia	N		Y	(1)	Y	Y
Austria	Y		Y		Y	Y
Belarus	Y		Y		Y	Y
Belgium	Y		Y		Y	Y
Brazil	Y		Y		N	N
Bulgaria	Y		Y		Y	Y
Chile	N		Y	(2)	Y	Y
Colombia	Y		Y		Y	Y
Croatia	Y		Y		Y	N
Cyprus	Y		Y		Y	Y
Czech Republic	Y		Y		Y	Y
Denmark	Y		N		Y	Y
Dominican Republic	Y		Y		Y	Y
Ecuador	Y		Y		Y	Y
Estonia	Y		Y		Y	Y
Finland	Y		Y		Y	Y
France	Y		Y		Y	Y
Germany	Y		Y		Y	Y
Greece	Y		N		Y	Y
Holland (Netherlands)	Y		Y		Y	Y
Hong Kong	N		N		Y	Y
Hungary	Y		Y		Y	Y
Iceland	Y		N		Y	N
India	Y		N		Y	Y
Ireland	Y		Y		Y	N
Israel	Y		Y		Y	Y
Italy	Y		Y		Y	Y
Latvia	Y		Y		Y	Y
Lithuania	Y		Y		Y	Y
Liechtenstein	Y		N		Y	N
Luxembourg	Y		Y		Y	N
Malaysia	Y		Y		Y	N
Malta	Y		Y		Y	N
Mexico	Y		Y		Y	Y
Norway	Y		Y		Y	N
Peru	Y		N		Y	Y
Poland	Y		Y		Y	Y
Portugal	Y		N		Y	Y
Romania	Y		Y		Y	Y
Russia	Y		Y		Y	Y
Saudi Arabia	N		Y	(3)	N	N
Serbia	Y		N		Y	Y
Slovakia	Y		Y		Y	Y
Slovenia	Y		Y		Y	Y
South Africa	Y	(4)	Y		Y	N
Spain	Y		Y		Y	Y
Sweden	Y		Y		Y	Y
Switzerland	Y		Y		Y	Y
Turkey	Y		Y		Y	Y
Venezuela	Y		Y		Y	Y
Vietnam	Y		Y		Y	Y
United Kingdom	Y		Y		Y	Y

(1)	We have lost our approval due to administrative issues but are now in the process of renewing the approval.

(2)	We have made sales to distributors in this country, but based upon information from such distributors, we believe that the product has not been sold to customers in this country.

(3)	The approval expired in November 2017. We have not had sales of MGuard Prime EPS in Saudi Arabia since 2014.

(4)	The certificate evidencing regulatory approval for MGuard Prime EPS in South Africa was held by our former distributor in South Africa, and we cannot guarantee that it is in full force and effect. Our distribution agreement with the distributor in South Africa expired pursuant to the terms of such distribution agreement on February 1, 2015, and we have not had sales of MGuard Prime EPS in South Africa since 2015.

U.S. Food and Drug Administration Government Regulation of Medical Devices for Human Subjects

Many of our activities are subject to regulatory oversight by the U.S. Food and Drug Administration under provisions of the Federal Food, Drug, and Cosmetic Act and regulations thereunder, including regulations governing the development, marketing, labeling, promotion, manufacturing, and export of medical devices.

U.S. Food and Drug Administration Approval/Clearance Requirements

In the United States, Class II or III medical devices must be cleared or approved by the U.S. Food and Drug Administration prior to commercialization. Unless an exemption applies, each medical device that we market or wish to market in the United States must receive 510(k) clearance or premarket approval. Medical devices that receive 510(k) clearance are “cleared” by the U.S. Food and Drug Administration to market, distribute, and sell in the United States. Medical devices that obtain a premarket approval by the U.S. Food and Drug Administration are “approved” to market, distribute, and sell in the United States. We anticipate filing a premarket approval application in the future and do not anticipate filing a 510(k) premarket notification. Even though we do not anticipate filing a 510(k), we cannot be certain that the U.S. Food and Drug Administration will find it more appropriate for us to file a 510(k) premarket notification instead of a premarket approval application. Further, we cannot be sure that we will ever obtain premarket approval. Descriptions of the premarket approval and 510(k) clearance processes are provided below.

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

Class II devices are subject to the U.S. Food and Drug Administration’s General Controls, and any other special controls as deemed necessary by the U.S. Food and Drug Administration to ensure the safety and effectiveness of the device. Premarket review and clearance by the U.S. Food and Drug Administration for Class II devices is accomplished through the 510(k) process. Pursuant to the Medical Device User Fee and Modernization Act of 2002 (MDUFMA), as of October 2002, unless a specific exemption applies, 510(k) submissions are subject to user fees. Certain Class II devices are exempt from this premarket review process. The U.S. Food and Drug Administration has recently indicated that it intends to modernize the 510(k) process and has issued new guidance documents that may change the way that devices are cleared by the U.S. Food and Drug Administration.

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

We expect that unless an exemption applies, each medical device that we market or wish to market in the United States must receive 510(k) clearance or premarket approval. Medical devices that receive 510(k) clearance are “cleared” by the U.S. Food and Drug Administration to market, distribute, and sell in the United States. Medical devices that obtain a premarket approval by the U.S. Food and Drug Administration are “approved” to market, distribute, and sell in the United States. We anticipate that each device that we wish to commercialize will be considered a Class III device by the U.S. Food and Drug Administration and therefore we anticipate filing a premarket approval application in the future and do not anticipate filing a 510(k) premarket notification. Even though we do not anticipate filing a 510(k), we cannot be certain that the U.S. Food and Drug Administration will find it more appropriate for us to file a 510(k) premarket notification instead of a premarket approval application or that applications of our technology may not be considered Class II devices. Further, we cannot be sure that we will ever obtain a premarket approval. Descriptions of the premarket approval and 510(k) clearance processes are provided below.

Premarket Approval Pathway

We expect that current and future applications of our technology will result in medical devices that are considered Class III devices subject to premarket approval. A premarket approval application must be submitted if a device cannot be cleared through the 510(k) process. A premarket approval application must be supported by extensive data including, but not limited to, analytical, preclinical, clinical trials, manufacturing, statutory preapproval inspections, and labeling to demonstrate to the U.S. Food and Drug Administration’s satisfaction the safety and effectiveness of the device for its intended use. Before a premarket approval application is submitted, a manufacturer must apply for an IDE. If the device presents a “significant risk,” as defined by the U.S. Food and Drug Administration, to human health, the U.S. Food and Drug Administration requires the device sponsor to file an IDE application with the U.S. Food and Drug Administration and obtain IDE approval prior to initiation of enrollment of human subjects for clinical trials. The IDE provides the manufacturer with a legal pathway to perform clinical trials on human subjects where without the IDE, only approved medical devices may be used on human subjects.

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

After a premarket approval application is sufficiently complete, the U.S. Food and Drug Administration will accept the application and begin an in-depth review of the submitted information. By statute, the U.S. Food and Drug Administration has 180 days to review the “accepted application,” although, generally, review of the application can take between one and three years, but it may take significantly longer. During this review period, the U.S. Food and Drug Administration may request additional information or clarification of information already provided. Also, during the review period, an advisory panel of experts from outside the U.S. Food and Drug Administration may be convened to review and evaluate the application and provide recommendations to the U.S. Food and Drug Administration as to the approvability of the device. The preapproval inspections conducted by the U.S. Food and Drug Administration include an evaluation of the manufacturing facility to ensure compliance with the Quality Systems Regulations, as well as inspections of the clinical trial sites by the Bioresearch Monitoring group to evaluate compliance with good clinical practice and human subject protections. New premarket approval applications or premarket approval supplements are required for modifications that affect the safety or effectiveness of the device, including, for example, certain types of modifications to the device’s indication for use, manufacturing process, labeling and design. Significant changes to an approved premarket approval require a 180-day supplement, whereas less substantive changes may utilize a 30-day notice, or a 135-day supplement. Premarket approval supplements often require submission of the same type of information as a premarket approval application, except that the supplement is limited to information needed to support any changes from the device covered by the original premarket approval application, and it may not require as extensive clinical data or the convening of an advisory panel.510(k) Clearance Pathway

We do not currently market, distribute, or sell any products that have market clearance by the U.S. Food and Drug Administration under its 510(k) process. If, in the future, we develop products where 510(k) clearance is required, we would be required to submit a 510(k) demonstrating that such proposed devices are substantially equivalent to a respective previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976, for which the U.S. Food and Drug Administration has not yet called for the submission of 510(k). U.S. Food and Drug Administration’s 510(k) clearance pathway usually takes from three to twelve months but could take longer. In some cases, the U.S. Food and Drug Administration may require additional information, including clinical data, to make a determination regarding substantial equivalence.

If a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a new or major change in its intended use, will require a new 510(k) clearance or, depending on the modification, a premarket approval. The U.S. Food and Drug Administration requires each device manufacturer to determine whether the proposed change requires submission of a new 510(k) or a premarket approval, but the U.S. Food and Drug Administration can review any such decision and can disagree with a manufacturer’s determination. If the U.S. Food and Drug Administration disagrees with a manufacturer’s determination, the U.S. Food and Drug Administration can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or premarket approval of the modified device is obtained.

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

Our CGuard EPS is classified as a Class III medical device by the U.S. Food and Drug Administration. Class III medical devices are generally the highest risk devices and are therefore subject to the highest level of regulatory control by the U.S. Food and Drug Administration, since the U.S. Food and Drug Administration process of premarket approval involves scientific and regulatory review to evaluate the safety and effectiveness of Class III medical devices for the purpose(s) intended. The U.S. Food and Drug Administration will either approve or deny a premarket approval application and we cannot market a device unless or until the U.S. Food and Drug Administration approves a premarket approval application.

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

U.S. Healthcare Laws and Regulations

In addition to the U.S. Food and Drug Administration regulations, there are a variety of other healthcare laws and regulations to which we may be subject if any of our products are marketed, sold, distributed, and/or utilized in the United States. Of specific note are federal and state fraud and abuse laws, which prohibit the payment or receipt of kickbacks, bribes or other remuneration, including the offer or solicitation of such payment, intended to induce or reward the purchase, recommendation or generation of business involving healthcare products any item or service payable by a health-care program. Other provisions of federal and state laws prohibit presenting, or causing to be presented, to third party payors (including, government program, such as Medicare and Medicaid) for reimbursement, claims that are false or fraudulent, or which are for items or services that were not provided as claimed. In addition, other healthcare laws and regulations may apply, such as transparency and reporting requirements, and privacy and security requirements. Violations of these laws can lead to civil and criminal penalties, including exclusion from participation in federal and state healthcare programs, any of which could have a material adverse effect on our business. These laws are potentially applicable to manufacturers of products regulated by the U.S. Food and Drug Administration as medical devices, such as us, and hospitals, physicians and other institutional or individual providers that may refer or purchase such products. The healthcare laws that may be applicable to our business or operations include, but are not limited to:

●	The federal Anti-Kickback Statute, which prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for referring, ordering, leasing, purchasing or arranging for, or recommending the ordering, purchasing or leasing of, items or services payable by Medicare, Medicaid or any other federal healthcare program;

●	Federal false claims laws and civil monetary penalty laws, including the False Claims Act, that prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other government healthcare programs that are false or fraudulent, or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

●	The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which includes provisions that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, and for knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and its implementing regulations, also imposes obligations and requirements on healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform certain services for them that involve the use or disclosure of individually identifiable health information, with respect to safeguarding the privacy and security of certain individually identifiable health information;

●	The federal transparency requirements under the Affordable Care Act, including the provision commonly referred to as the Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or Children’s Health Insurance Program to report annually to Centers for Medicare and Medicaid Services, or CMS, information related to payments and other transfers of value to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members; and

●	Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may be broader in scope and apply to referrals and items or services reimbursed by both governmental and non-governmental third-party payors, including private insurers, many of which differ from each other in significant ways and often are not preempted by federal law, thus complicating compliance efforts.

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

Employees

As of February 18, 2019, we had 43 full-time employees. Except for three of our employees in Europe, our employees are not party to any collective bargaining agreements. We do not expect the collective bargaining agreements to which our employees are party to have a material effect on our business or results of operations. We consider our relations with our employees to be good. We believe that our future success will depend, in part, on our continued ability to attract, hire and retain qualified personnel.

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

We have yet to establish any history of profitable operations. We reported a net loss of $7.2 million for the fiscal year ended December 31, 2018, and had a net loss of approximately $8.4 million during the fiscal year ended December 31, 2017. As of December 31, 2018, we had an accumulated deficit of $148 million. We expect to incur additional operating losses for the foreseeable future. There can be no assurance that we will be able to achieve sufficient revenues throughout the year or be profitable in the future.

The report of our independent registered public accounting firm contains an explanatory paragraph as to our ability to continue as a going concern, which could prevent us from obtaining new financing on reasonable terms or at all.

Because we have had recurring losses and negative cash flows from operating activities, substantial doubt exists regarding our ability to remain as a going concern at the same level at which we are currently performing. Accordingly, the report of Kesselman & Kesselman, our independent registered public accounting firm, with respect to our financial statements for the year ended December 31, 2018, includes an explanatory paragraph as to our potential inability to continue as a going concern. The doubts regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all.

We will need to raise additional capital to meet our business requirements in the future, and such capital raising may be costly or difficult to obtain and could dilute our stockholders’ ownership interests.

Without materially curtailing our operations, we estimate that we have sufficient capital to fund operations through the end of the third quarter of 2019. As such, in order for us to pursue our business objectives, we will need to raise additional capital, which additional capital may not be available on reasonable terms or at all. For instance, we will need to raise additional funds to accomplish the following:

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

Furthermore, any additional debt or equity financing that we may need may not be available on terms favorable to us, or at all. The respective certificate of designation for our Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and Series C Convertible Preferred Stock (the “Series C Preferred Stock”) contains a full ratchet anti-dilution price protection to be triggered upon issuance of equity or equity-linked securities at an effective common stock purchase price of less than the conversion price in effect. Such obligations may make any additional financing difficult to obtain or unavailable to us while any shares of our Series B Preferred Stock or Series C Preferred Stock are outstanding. If we are unable to obtain additional financing on a timely basis, we may have to curtail our development activities and growth plans and/or be forced to sell assets, perhaps on unfavorable terms, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately could be forced to discontinue our operations and liquidate, in which event it is unlikely that stockholders would receive any distribution on their shares. Further, we may not be able to continue operating if we do not generate sufficient revenues from operations needed to stay in business.

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

We currently manufacture our CGuard EPS and MGuard Prime EPS products at our facility in Tel Aviv, Israel. If there were a disruption to our existing manufacturing facility, we would have no other means of manufacturing our CGuard EPS or MGuard Prime EPS stents until we were able to restore the manufacturing capability at our facility or develop alternative manufacturing facilities. If we were unable to produce sufficient quantities of our CGuard EPS or MGuard Prime EPS stents to meet market demand or for use in our current and planned clinical trials, or if our manufacturing process yields substandard stents, our development and commercialization efforts would be delayed.

Additionally, any damage to or destruction of our Tel Aviv facility or its equipment, prolonged power outage or contamination at our facility would significantly impair our ability to produce either CGuard EPS or MGuard Prime EPS stents.

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

We believe that physicians will not widely adopt our products unless they determine, based on experience, long-term clinical data, published peer reviewed journal articles and payor coverage policies, among other factors, that the use of our products provide a safe and effective alternative to other existing treatments for the conditions we are seeking to address.

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

Our ability to attract customers depends to a large extent on our ability to provide goods that meet the customers’ and the market’s demands and expectations. If we do not have a product that is expected by the market, we may lose customers. The market demand has shifted away from bare metal stents in favor of drug-eluting stents. Our MGuard Prime EPS is a bare-metal stent product and has experienced no growth in sales over the past three years. Such sales may never grow and we do not currently have the resources to develop a drug-eluting stent product. Our failure to provide industry standard devices could adversely affect our business, financial condition and results of operations.

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

Because long-term success measures have not been completely validated for our products, especially CGuard EPS, regulatory agencies may take a significant amount of time in evaluating product approval applications. Treatments may exhibit a favorable measure using one metric and an unfavorable measure using another metric. Any change in accepted metrics may result in reconfiguration of, and delays in, our clinical trials. Additionally, we have only limited experience in filing and prosecuting the applications necessary to gain regulatory approvals, and our clinical, regulatory and quality assurance personnel are currently composed of only four employees. As a result, we may experience delays in connection with obtaining regulatory approvals for our products.

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

The U.S. Food and Drug Administration also requires that our sales and marketing efforts, as well as promotions, be consistent with various laws and regulations. Approved medical device promotions must be consistent with and not contrary to labeling, balanced, truthful and not false or misleading, adequately substantiated (when required), and include adequate directions for use. In addition to the requirements applicable to approved products, we may also be subject to enforcement action in connection with any promotion of an investigational new device. A sponsor or investigator, or any person acting on behalf of a sponsor or investigator, may not represent in a promotional context that an investigational new device is safe or effective for the purposes for which it is under investigation or otherwise promote the device.

If the U.S. Food and Drug Administration investigates our marketing and promotional materials or other communications and finds that any of our investigational devices, or future commercial products, if any, are being marketed or promoted in violation of the applicable regulatory restrictions, we could be subject to the enforcement actions listed above, among others. Any enforcement action (or related lawsuit, which could follow such action) brought against us in connection with alleged violations of applicable device promotion requirements, or prohibitions, could harm our business and our reputation, as well as the reputation of any devices that may be approved for marketing in the U.S. in the future.

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

We are, or may be, subject to federal, state and foreign healthcare laws and regulations and implementation of or changes to such healthcare laws and regulations could adversely affect our business and results of operations.

In both the United States and certain foreign jurisdictions, there are laws and regulations specific to the healthcare industry which may affect all aspects of our business, including development, testing, marketing, sales, pricing, and reimbursement. Additionally, there have been a number of legislative and regulatory proposals in recent years to change the healthcare system in ways that could impact our ability to sell our products. If we are found to be in violation of any of these laws or any other federal or state regulations, we may be subject to administrative, civil and/or criminal penalties, damages, fines, individual imprisonment, exclusion from federal healthcare programs and the restructuring of our operations. Any of these could have a material adverse effect on our business and financial results. Since many of these laws have not been fully interpreted by the courts, there is an increased risk that we may be found in violation of one or more of their provisions. Any action against us for violation of these laws, even if we ultimately are successful in our defense, will cause us to incur significant legal expenses and divert our management’s attention away from the operation of our business.

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

● the federal transparency requirements under The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, enacted into law in the United States in March 2010 (known collectively as the “Affordable Care Act”), including the provision commonly referred to as the Physician Payments Sunshine Act, which requires manufacturers of drugs, biologics, devices and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services information related to payments or other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

● state and federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

Additionally, we may be subject to state and non-U.S. equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare services reimbursed by any source, not just governmental payors, including private insurers. Several states impose marketing restrictions or require medical device companies to make marketing or price disclosures to the state. There are ambiguities as to what is required to comply with these state requirements, and if we fail to comply with an applicable state law requirement we could be subject to penalties.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our future business activities could be subject to challenge under one or more of such laws. In addition, healthcare reform legislation has strengthened these laws. For example, the Affordable Care Act, among other things, amended the intent requirement of the federal Anti-Kickback and criminal healthcare fraud statutes. As a result of such amendment, a person or entity no longer needs to have actual knowledge of these statutes or specific intent to violate them in order to have committed a violation. Moreover, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including penalties, fines and/or exclusion or suspension from federal and state healthcare programs such as Medicare and Medicaid and debarment from contracting with the U.S. government. In addition, private individuals have the ability to bring actions on behalf of the U.S. government under the False Claims Act as well, as under the false claims laws of several states.

Efforts to ensure that our business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our existing or future business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. Any such actions instituted against us could have a significant adverse impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Even if we are successful in defending against such actions, we may nonetheless be subject to substantial costs, reputational harm and adverse effects on our ability to operate our business. In addition, the approval and commercialization of any of our products outside the United States will also likely subject us to non-U.S. equivalents of the healthcare laws mentioned above, among other non-U.S. laws.

If any of our employees, agents, or the physicians or other providers or entities with whom we expect to do business are found to have violated applicable laws, we may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs, or, if we are not subject to such actions, we may suffer reputational harm for conducting business with persons or entities found, or accused of being, in violation of such laws. Any such events could adversely affect our ability to operate our business and our results of operations.

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

The medical device market is highly competitive. We compete with many medical device companies globally in connection with our current products and products under development. We face intense competition from numerous pharmaceutical and biotechnology companies in the therapeutics area, as well as competition from academic institutions, government agencies and research institutions. Abbott Laboratories, Boston Scientific Corporation, Covidien Ltd. (currently part of Medtronic, Inc.), and Cordis Corporation (currently part of Cardinal Health, Inc.). Gore Medical and Terumo Medical Corporation produce a polytetrafluoroethylene mesh-covered stent and a double layer metal stent, respectively. Most of our current and potential competitors, including but not limited to those listed above, have, and will continue to have, substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution and personnel resources than we do. There can be no assurance that we will have sufficient resources to successfully commercialize our products, if and when they are approved for sale. The worldwide market for stent products is characterized by intensive development efforts and rapidly advancing technology. Our future success will depend largely upon our ability to anticipate and keep pace with those developments and advances. Current or future competitors could develop alternative technologies, products or materials that are more effective, easier to use or more economical than what we or any potential licensee develop. If our technologies or products become obsolete or uncompetitive, our related product sales and licensing revenue would decrease. This would have a material adverse effect on our business, financial condition and results of operations.

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

Some of the components of our products are currently provided by only one vendor, or a single-source supplier. For CGuard EPS and MGuard Prime EPS, we depend on MeKo Laserstrahl-Materialbearbeitung for the laser cutting of the stent, Natec Medical Ltd. for the supply of catheters, and Biogeneral Inc. for the fiber. We may have difficulty obtaining similar components from other suppliers that are acceptable to the U.S. Food and Drug Administration or foreign regulatory authorities if it becomes necessary.

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

Our business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in our cyber-security.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, research data, our proprietary business information and that of our suppliers, technical information about our products, clinical trial plans and employee records. Similarly, our third-party providers possess certain of our sensitive data and confidential information. The secure maintenance of this information is critical to our operations and business strategy. Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, malware, ransomware, cyber fraud, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, encrypted, lost or stolen. Any such access, inappropriate disclosure of confidential or proprietary information or other loss of information, including our data being breached at third-party providers, could result in legal claims or proceedings, liability or financial loss under laws that protect the privacy of personal information, disruption of our operations or our product development programs and damage to our reputation, which could adversely affect our business. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

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

Even if one or more of our products are approved by the U.S. Food and Drug Administration, we may fail to obtain an adequate level of reimbursement for our products by third party payors, such that there may be no commercially viable markets for our products or the markets may be much smaller than expected.

The availability and levels of reimbursement by governmental and other third party payors affect the market for our products. The efficacy, safety, performance and cost-effectiveness of our products and of any competing products are factors that may impact the availability and level of reimbursement. Reimbursement and healthcare payment systems in international markets vary significantly by country and include both government sponsored healthcare and private insurance. To obtain reimbursement or pricing approval in some countries, we may be required to produce clinical data, which may involve one or more clinical trials that compares the cost-effectiveness of our products to other available therapies. We may not obtain international reimbursement or pricing approvals in a timely manner, if at all. Our failure to receive international reimbursement or pricing approvals would negatively impact market acceptance of our products in the international markets in which those approvals are sought.

We believe that future reimbursement may be subject to increased restrictions both in the U.S. and in international markets. There is increasing pressure by governments worldwide to contain healthcare costs by limiting both the coverage and the level of reimbursement for therapeutic products and by refusing, in some cases, to provide any coverage for products that have not been approved by the relevant regulatory agency. Future legislation, regulation or reimbursement policies of third party payors may adversely affect the demand for our products and limit our ability to sell our products on a profitable basis. In addition, third party payors continually attempt to contain or reduce the costs of healthcare by challenging the prices charged for healthcare products and services. If reimbursement for our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, market acceptance of our products would be impaired, and future revenues, if any, would be adversely affected.

In the United States and European Union, our business could be significantly and adversely affected by healthcare reform initiatives and/or other legislation or judicial interpretations of existing or future healthcare laws and/or regulations.

The Affordable Care Act, signed into law in the United States in March 2010, contains certain provisions which are not yet fully implemented and for which it is unclear what the full impact will be from the legislation. The legislation levies a 2.3% excise tax on all sales of any U.S. medical device listed with the U.S. Food and Drug Administration under Section 510(j) of the Federal Food, Drug, and Cosmetic Act and 21 C.F.R. Part 807 on or after January 1, 2013, unless the device falls within an exemption from the tax, such as the exemption governing direct retail sale of devices to consumers or for foreign sales of these devices. Effective January 1, 2016, the excise tax was suspended until the end of 2017, and in January 2018, another temporary two-year suspension of the tax was passed, extending the suspension to December 31, 2019. If we obtain approval to commence sales of any of our applicable devices in the United States, this tax may materially and adversely affect our business and results of operations.

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

Judicial challenges, as well as legislative initiatives to modify, limit, or repeal the Affordable Care Act have been asserted against the Affordable Care Act since its enactment and continue to evolve. While early challenges were largely unsuccessful, there have been renewed efforts to repeal and/or replace the Affordable Care Act following the 2017 changes in the U.S. presidential administration and U.S. Congress. Due to such efforts, certain elements of the Affordable Care Act have been invalidated or suspended, which has, in turn, led to additional challenges against the law as a whole. For example, the Tax Cuts and Jobs Act of 2017 included a provision repealing, effective January 1, 2019, the tax imposed by the Affordable Care Act’s “individual mandate.” As a result, at least one federal court has held that the entire Affordable Care Act must be invalidated. Additionally, an Executive Order signed by the U.S. President directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of provisions of the Affordable Care Act that would impose a fiscal or regulatory burden on individuals and certain entities to the maximum extent permitted by law.

We cannot predict the impact that such actions against the Affordable Care Act will have on our business, and there is uncertainty as to what healthcare programs and regulations may be implemented or changed at the federal and/or state level in the United States, or the effect of any future legislation or regulation. However, it is possible that such initiatives could have an adverse effect on our ability to obtain approval and/or successfully commercialize products in the United States in the future. For example, any changes that reduce, or impede the ability to obtain, reimbursement for the type of products we intend to commercialize in the United States (or our products more specifically, if approved) or reduce medical procedure volumes could adversely affect our business plan to introduce our products in the United States.

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

Our executive office, sole manufacturing facility and certain of our key personnel are located in Israel. Our business is directly affected by the political, economic and military conditions in Israel and its neighbors. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its Arab neighbors. A state of hostility, varying in degree and intensity, has caused security and economic problems in Israel. Although Israel has entered into peace treaties with Egypt and Jordan, and various agreements with the Palestinian Authority, there has been a marked increase in violence, civil unrest and hostility, including armed clashes, between the State of Israel and the Palestinians since September 2000. The establishment in 2006 of a government in the Gaza Strip by representatives of the Hamas militant group has created heightened unrest and uncertainty in the region. In mid-2006, Israel engaged in an armed conflict with Hezbollah, a Shiite Islamist militia group based in Lebanon, and in June 2007, there was an escalation in violence in the Gaza Strip. From December 2008 through January 2009 and again in November and December 2012, Israel engaged in an armed conflict with Hamas, which involved missile strikes against civilian targets in various parts of Israel and negatively affected business conditions in Israel. In July and August 2014, an armed conflict took place between Israel and Hamas, and since September 2015, there has been an increase in sporadic terror incidents conducted by individuals not necessarily associated with terror organizations. Political uprisings and social unrest in Syria are affecting its political stability, which has led to the deterioration of the political relationship between Syria and Israel and have raised new concerns regarding security in the region and the potential for armed conflict. Similar civil unrest and political turbulence is currently ongoing in many countries in the region. The continued political instability and hostilities between Israel and its neighbors and any future armed conflict, terrorist activity or political instability in the region could adversely affect our operations in Israel and adversely affect the market price of our shares of common stock. In addition, several countries restrict doing business with Israel and Israeli companies have been and are today subjected to economic boycotts. The interruption or curtailment of trade between Israel and its present trading partners could adversely affect our business, financial condition and results of operations.

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

The tax benefits available to a Beneficiary Enterprise or a Preferred Enterprise are dependent upon the fulfillment of conditions stipulated under the Israeli Law for the Encouragement of Capital Investments, 1959 and its regulations, as amended, which include, among other things, maintaining our manufacturing facilities in Israel. If we fail to comply with these conditions, in whole or in part, the tax benefits could be cancelled and we could be required to refund any tax benefits that we received in the past. If we are no longer eligible for these tax benefits, our Israeli taxable income would be subject to regular Israeli corporate tax rates. The standard corporate tax rate for Israeli companies in 2018 is 23% of taxable income. The termination or reduction of these tax benefits would increase our tax liability, which would reduce our profits.

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

On August 17, 2017, we received a notice indicating that we do not meet certain of the NYSE American’s continued listing standards as set forth in Part 10 of the Company Guide. Specifically, we were not in compliance with Section 1003(a)(iii) of the Company Guide because we reported stockholders’ equity of less than $6 million as of June 30, 2017, and had net losses in our five most recent fiscal years ended December 31, 2016. As a result, we have become subject to the procedures and requirements of Section 1009 of the Company Guide. The notice also included an early warning of our potential noncompliance with Section 1003(a)(iv) of the Company Guide because the uncertainty regarding our ability to generate sufficient cash flows and liquidity to fund operations raises substantial doubt about its ability to continue as a going concern. In order to maintain our listing on NYSE American, we submitted a plan of compliance to NYSE American addressing how we intend to regain compliance with Section 1003(a)(iii) of the Company Guide, which was accepted by NYSE American on October 19, 2017. On November 22, 2017, we received an additional letter from the NYSE that we are not in compliance with Section 1003(a)(ii) of the Company Guide indicating that we are not in compliance with the stockholders’ equity and net income continued listing standards. We have until February 19, 2019, to regain compliance with the continued listing requirements.

We believe, based on our stockholder’s equity as of December 31, 2018, that we will be able to regain compliance with Sections 1003(a)(ii)-(iii) of the Company Guide and demonstrate to NYSE American that our estimated stockholder’s equity will be at least $6 million as of February 19, 2019 (which should also make us in compliance with Section(a)(ii) by having stockholders’ equity of greater than $4 million). However, even if we demonstrate that we would have sufficient stockholders’ equity to regain compliance with Sections 1003(a)(ii)-(iii) of the Company Guide by February 19, 2019, we will be subject to ongoing review for compliance with NYSE American requirements, and there can be no assurance that we will continue to remain in compliance with this standard. If we do not regain compliance by February 19, 2019, or fail to remain in compliance as of February 19, 2019, or anytime thereafter, with Sections 1003(a)(ii)-(iii) of the Company Guide, or if we do not maintain our progress consistent with the plan during the applicable plan period, the NYSE American will initiate delisting proceedings.

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

In addition to our non-compliance with Sections 1003(a)(ii)-(iii) of the Company Guide, on January 7, 2019, we received notification from the NYSE American that our shares of common stock have been selling for a low price per share for a substantial period of time. Pursuant to Section 1003(f)(v) of the Company Guide, the NYSE American could take action to delist our common stock in the event that our common stock trades at levels viewed as abnormally low for a substantial period of time. NYSE American has advised us that if our common stock trades below $0.20 on a 30 trading day average, then it will be considered non-compliant with NYSE American’s low selling price requirement. Pursuant to Section 1003(f)(v) of the Company Guide, the NYSE American staff determined that our continued listing is predicated on us effecting a reverse stock split of our common stock or otherwise demonstrating sustained price improvement within a reasonable period of time, which the staff determined to be until July 7, 2019. We had previously received a notification of non-compliance of the same kind on January 16, 2018, effected a 1-for-35 reverse stock split of our common stock on February 7, 2018, and regained compliance on July 16, 2018.

One of the primary intents for the reverse stock split effected on February 7, 2018, was that the anticipated increase in the price of our common stock immediately following and resulting from a reverse stock split due to the reduction in the number of issued and outstanding shares of common stock would help us meet the price criteria for continued listing on NYSE American. However, the increase in the price of our common stock from the reverse stock split effected on February 7, 2018, was not maintained, and our common stock again traded for a low price per share for a substantial period of time: our stock has traded at prices less than $0.20 for much of the past month. If the market price of our common stock continues to remain below the levels viewed as low selling price for a substantial period of time, we may have to effect another reverse stock split of our common stock to regain or remain compliance with the price criteria for continued listing on NYSE American. There can be no assurance that the market price of our new common stock after another reverse stock split will remain above the levels viewed as abnormally low for a substantial period of time. It is not uncommon for the market price of a company’s common stock to decline in the period following a reverse stock split. If the market price of our common stock declines following the reverse stock split, the percentage decline may be greater than would occur in the absence of a reverse stock split. In any event, other factors unrelated to the number of shares of our common stock outstanding, such as negative financial or operational results, could adversely affect the market price of our common stock to fall below the levels viewed as low selling price for a substantial period of time and lead the NYSE American to immediately suspend trading in our common stock.

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

There is no established trading market for our preferred stock, the pre-funded warrants or the Series D warrants to purchase common stock issued in the July 2018 public offering. A trading market for these securities is not expected to develop, and even if a market develops for these securities, it may not provide meaningful liquidity. The absence of a trading market or liquidity for our preferred stock, pre-funded warrants or the Series D Warrants may adversely affect their value.

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

●	our ability to regain compliance with NYSE American listing standards;

●	our ability to generate revenues from our products and obtain and maintain regulatory approvals for our products;

●	our ability to adequately protect our intellectual property;

●	our dependence on a single manufacturing facility and our ability to comply with stringent manufacturing quality standards and to increase production as necessary;

●	the risk that the data collected from our current and planned clinical trials may not be sufficient to demonstrate that our technology is an attractive alternative to other procedures and products;

●	market acceptance of our products;

●	negative clinical trial results or lengthy product delays in key markets;

●	an inability to secure and maintain regulatory approvals for the sale of our products;

●	intense competition in our industry, with competitors having substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution and personnel resources than we do;

●	entry of new competitors and products and potential technological obsolescence of our products;

●	inability to carry out research, development and commercialization plans;

●	loss of a key customer or supplier;

●	technical problems with our research and products and potential product liability claims;

●	product malfunctions;

●	price increases for supplies and components;

●	adverse economic conditions;

●	insufficient or inadequate reimbursement by governmental and other third-party payors for our products;

●	our efforts to successfully obtain and maintain intellectual property protection covering our products, which may not be successful;

●	adverse federal, state and local government regulation, in the United States, Europe or Israel and other foreign jurisdictions;

●	the fact that we conduct business in multiple foreign jurisdictions, exposing us to foreign currency exchange rate fluctuations, logistical and communications challenges, burdens and costs of compliance with foreign laws and political and economic instability in each jurisdiction;

●	the escalation of hostilities in Israel, which could impair our ability to manufacture our products; and

●	loss or retirement of key executives and research scientists.

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

On July 12, 2016, Medpace Inc., a former service provider, filed suit with the Court of Common Pleas, Hamilton County, Ohio, against us asserting that we breached a master services agreement with Medpace Inc. by failing to pay Medpace Inc. certain fees purportedly owed to it in connection with Medpace Inc.’s provision of certain clinical development program services to Inspire Ltd. We have removed the suit to the U.S. District Court for the Southern District of Ohio. Since removal, Medpace Inc. has amended its complaint to name InspireMD Ltd., our wholly owned subsidiary, as the only defendant. Medpace Inc. is seeking $1,967,822 in damages plus interest, costs, attorneys’ fees and expenses against InspireMD Ltd. InspireMD Ltd. filed a motion to dismiss all claims on February 10, 2017. On May 17, 2017, the district court denied InspireMD’s motion to dismiss, but ordered Medpace Inc. to file a second amended complaint by June 5, 2017. Medpace Inc. filed a second amended complaint on June 5, 2017, and InspireMD Ltd. again moved to dismiss all claims on June 19, 2017. The district court denied our second motion to dismiss on August 11, 2017. Thereafter, we answered the complaint and asserted several counterclaims. Specifically, we brought counterclaims for fraudulent inducement, negligent misrepresentation, and violation of Ohio’s Deceptive Trade Practices Act arising from Medpace’s false marketing of its purported abilities to manage the clinical trial, and brings a counterclaim for breach of contract, alleging that Medpace breached the master services agreement by, among other things, failing to assign personnel to the clinical trial who were qualified and professionally capable of performing the services called for by the master services agreement and the related Task Order in accordance with the agreed-upon schedule and budget. We are seeking damages believed to be in excess of $3 million, as well as punitive damages and attorney’s fees. Medpace Inc. has denied our allegations. On February 21, 2018, InspireMD Ltd. filed a motion for summary judgment, seeking to dismiss Medpace’s affirmative claims in their entirety, or in the alternative to limit those claims to invoice payments totaling $468,586. On March 21, 2018, Medpace responded to InspireMD Ltd.’s motion for summary judgment, and also filed two additional motions: (1) a motion under Federal Rule of Civil Procedure 56(d), seeking to deny or delay summary judgment pending completion of additional discovery; and (2) a motion seeking to strike the Declaration of Jonathan Pressment, submitted in support of InspireMD Ltd.’s motion for summary judgment. InspireMD Ltd.’s motion for summary judgment remains pending before the Court. Medpace’s motion under Federal Rule of Civil Procedure 56(d) and motion to strike also remain pending before the Court. Pursuant to InspireMD Ltd.’s motion to stay discovery pending the Court’s resolution of InspireMD Ltd.’s motion for summary judgment and the completion of Court-ordered mediation, discovery is stayed until the earlier of (1) three days after the entry of an order adjudicating Inspire Ltd.’s motion for summary judgment or (2) August 13, 2018. On August 9, 2018, InspireMD Ltd. filed an unopposed motion to further extend the stay of discovery pending the court’s resolution of InspireMD Ltd.’s motion for summary judgment. The court granted this motion on August 9, 2018, and stayed discovery until three days after the entry of an order adjudicating InspireMD Ltd.’s motion for summary judgment. On January 24, 2019, the court held oral argument on (1) InspireMD Ltd.’s motion for summary judgment, (2) Medpace’s motion under Federal Rule of Civil Procedure 56(d), and (3) Medpace’s motion to strike the Declaration of Jonathan Pressment. On January 29, 2019, the court ordered that the pending motions are taken under submission. InspireMD Ltd. intends to contest this matter vigorously. InspireMD Ltd. intends to contest this matter vigorously. Due to the uncertainties of litigation, however, we can give no assurance that InspireMD Ltd. will prevail on any claims made against InspireMD Ltd. in any such lawsuit. Also, we can give no assurance that any other lawsuits or claims brought in the future will not have an adverse effect on our financial condition, liquidity or operating results.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted on the NYSE American since April 11, 2013 under the symbol “NSPR.” The last reported sales price of our common stock on the NYSE American on February 15, 2019, was $0.20 per share. As of February 15, 2019, there were approximately 264 holders of record of our common stock.

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

Our CGuard EPS combines MicroNet and a self-expandable nitinol stent in a single device for use in carotid artery applications. Our CGuard EPS received CE mark approval in the European Union in March 2013, and we launched its release on a limited basis in October 2014. In January 2015, a new version of CGuard, with a rapid exchange delivery system, received CE mark approval in Europe and in September 2015, we announced the full market launch of CGuard EPS in Europe. Subsequently, we launched CGuard EPS in Russia and certain countries in Latin America and Asia, including India. We consider the addressable market for our CGuard EPS consists of individuals with diagnosed, symptomatic high-grade carotid artery stenosis (HGCS, ≥70% occlusion) for whom an intervention is preferable to medical (drug) therapy. This group includes not only carotid artery stenting patients but also individuals undergoing carotid endarterectomy, as the two approaches compete for the same patient population. Assuming full penetration of the intervention caseload by CGuard EPS, we estimate that the addressable market for CGuard EPS was approximately $1.0 billion in 2017. (source: Health Research International 2017 Results of Update Report on Global Carotid Stenting Procedures and Markets by Major Geography and Addressable Markets).

In April 2017, we had a pre-IDE submission meeting with the U.S. Food and Drug Administration regarding CGuard EPS where we presented materials that we believed would support a formal IDE submission seeking approval to conduct a human clinical trial in the United States which included our draft synopsis for the clinical trial design. The FDA agreed to our pre-clinical test plan and clinical trial design. We are currently in the process of obtaining an IDE approval for CGuard EPS, and we intend to ultimately seek the U.S. Food and Drug Administration approval for commercial sales in the United States. We intend to make an IDE submission seeking approval to conduct a human clinical trial in the United States in mid-2019.

While entering the U.S. market remains our top development priority and therefore we are focusing on, as our highest priority, completing the testing required for an IDE submission seeking approval to conduct a human clinical trial in the United States using CGuard EPS, we intend to continue to evaluate potential product enhancements and manufacturing enhancements for CGuard EPS expected to reduce cost of goods and/or provide the best-in-class performing delivery system. Among other delivery system improvements, we continue to evaluate the development of a smaller delivery catheter (5 French gauge) CGuard EPS product. If we receive sufficient proceeds from future financings, we plan to develop CGuard EPS with a smaller delivery catheter (5 French gauge), which we intend to submit for CE mark approval. We cannot give any assurance that we will receive sufficient (or any) proceeds from future financings or the timing of such financings, if ever. In addition, such additional financings may be costly or difficult to complete. Even if we receive sufficient proceeds from future financings, there is no assurance that we will be able to timely apply for CE mark approval following our receipt of such proceeds. We believe these improvements and a smaller delivery system may allow us to reduce cost of goods, increase penetration in our existing geographies and better position us for entry into the Asia Pacific market and for transradial catheterization, which, we believe, is gaining favor among interventionalists.

Our MGuard Prime EPS is marketed for use in patients with acute coronary syndromes, notably acute myocardial infarction (heart attack) and saphenous vein graft coronary interventions (bypass surgery). MGuard Prime EPS combines MicroNet with a bare-metal cobalt-chromium based stent. MGuard Prime EPS received CE mark approval in the European Union in October 2010 for improving luminal diameter and providing embolic protection. However, as a result of a shift in industry preferences away from bare-metal stents in favor of drug-eluting (drug-coated) stents, in 2014 we decided to curtail further development of this product in order to focus on the development of a drug-eluting stent product, MGuard DES. Due to limited resources, though, our efforts have been limited to testing drug-eluting stents manufactured by potential partners for compatibility with MicroNet and seeking to incorporate MicroNet onto a drug-eluting stent manufactured by a potential partner. The FDA has clarified that the primary mode of action for drug-eluting cardiovascular stents, which are regulated as combination products, is that of the device component and has assigned the FDA Center for Devices and Radiological Health (CDRH) primary responsibility for premarket review and regulation, providing some clarity about what to expect regarding the regulatory framework related to the development of MGuard DES.

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

As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to inventory valuations, classification and fair value of financial instruments, and legal contingencies.

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

Revenue recognition

Revenue recognition following the adoption of the New Revenue Recognition Standard on January 1, 2018

Under the new revenue recognition standard effective as of January 1, 2018, contract with a customer exists only when: 1) the parties to the contract have approved it and are committed to perform their respective obligations, 2) the Company can identify each party’s rights regarding the distinct goods or services to be transferred (“Performance Obligations”), 3) the Company can determine the transaction price for the goods or services to be transferred, 4) the contract has commercial substance and 5) it is probable that the Company will collect the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer. Revenues are recorded in the amount of consideration to which the Company expects to be entitled in exchange for Performance Obligations upon transfer of control to the customer, excluding sales taxes.

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

Revenue recognition prior to the adoption of the New Revenue Recognition Standard on January 1, 2018

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

Results of Operations

Twelve months ended December 31, 2018 compared to the twelve months ended December 31, 2017

Revenues. For the twelve months ended December 31, 2018, revenue increased by $840,000, or 30.4%, to $3,601,000, from $2,761,000 during the twelve months ended December 31, 2017. This increase was predominantly driven by a 54.5% increase in sales of CGuard EPS from $1,922,000 in the twelve months ended December 31, 2017, to $2,970,000 in the twelve months ended December 31, 2018, as a result of our transition from our prior exclusive distribution partner for most of Europe to local distributors, continued focus on expanding existing markets such as Russia, Spain and Italy, and expansion into new geographies such as India. This increase in sales of CGuard EPS was partially offset by a 24.8% decrease in sales of MGuard Prime EPS from $839,000 in the twelve months ended December 31, 2017, to $631,000 in the twelve months ended December 31, 2018, largely driven by the predominant industry preferences favoring drug-eluting stents rather than bare metal stents such as MGuard Prime EPS in STEMI patients.

With respect to regions, the increase in revenue was primarily attributable to an increase of $821,000 in revenue from sales made in Europe (driven by $856,000 growth of CGuard EPS for reasons mentioned above), as well as an increase of $196,000 in revenue from sales made in Asia (driven by $171,000 growth of CGuard EPS for reasons mentioned above). These increases in Europe and Asia were partially offset by a decrease of $164,000 in sales made in Latin America (driven by a decrease of $172,000 in revenues of MGuard Prime EPS for reasons mentioned above).

Gross Profit. For the twelve months ended December 31, 2018, gross profit (revenue less cost of revenues) increased by 70.1%, or $410,000, to $995,000, compared to $585,000 during the same period in 2017. This increase resulted primarily from an increase of $388,000 due to the increase in revenues (as mentioned above), less the related material and labor costs, and a decrease of $46,000 in expenses related to the underutilization of our manufacturing resources. These increases in gross profit were partially offset by an increase of $24,000 in miscellaneous expenses. Gross margin (gross profits as a percentage of revenue) increased to 27.6% in the twelve months ended December 31, 2018 from 21.2% in the twelve months ended December 31, 2017, driven mainly by more efficient utilization of our fixed manufacturing resources.

Research and Development Expenses. For the twelve months ended December 31, 2018, research and development expenses increased by 20.3%, or $259,000, to $1,535,000, from $1,276,000 during the twelve months ended December 31, 2017. This increase resulted primarily from an increase of $247,000 in quality assurance and regulatory expenses related to annual audit activities which included validation reviews required every two years and an increase of $198,000 in clinical expenses associated with CGuard EPS, mainly related to IDE efforts in 2018. These increases in expenses were partially offset by a decrease of $108,000 in compensation expenses due to a reduced headcount and a decrease of $78,000 in miscellaneous expenses.

Selling and Marketing Expenses. For the twelve months ended December 31, 2018, selling and marketing expenses decreased by 4.9%, or $116,000, to $2,241,000, from $2,357,000 during the twelve months ended December 31, 2017. This decrease resulted primarily from a decrease of $121,000 due to a salary accrual in 2017, a decrease of $80,000 in share-based compensation expenses primarily due to the forfeiture of the unvested options caused by the expiration of the employment agreement with our former chief commercial officer, a decrease of $80,000 in consulting expenses and a decrease of $40,000 in miscellaneous expenses. The decrease in expenses related to consulting and miscellaneous expenditures is primarily due to the Company not incurring during the twelve months ended December 31, 2018, the expenditures to support the newly launched CGuard EPS-related sales and marketing activities in connection with the transition from our prior exclusive distribution partner for most of Europe to local distributors incurred during the twelve months ended December 31, 2017. These decreases in expenses were partially offset by an increase of $205,000 in other salary expenses due primarily to an increase in our headcount to further support the new local distributors in Europe.

General and Administrative Expenses. For the twelve months ended December 31, 2018, general and administrative expenses decreased by 6.8%, or $354,000, to 4,830,000, from 5,184,000 during the twelve months ended December 31, 2017. This decrease resulted primarily from a decrease of $486,000 in share-based compensation expenses primarily due to the Company incurring a large expense in the twelve months ended December 31, 2017, resulting from an equity grant made to our chief executive officer in 2016, which vested over one year, in contrast to the Company incurring no similar expense in the twelve months ended December 31, 2018, and from a decrease of $222,000 due to a salary accrual in 2017. These decreases in general and administrative expenses were partially offset by an increase of $228,000 in legal expenses, an increase of $97,000 in other salary expenses and an increase of $29,000 in miscellaneous expenses.

Financial Expenses (Income). For the twelve months ended December 31, 2018, financial income increased by $550,000, to $371,000 of financial income, from $179,000 of financial expenses during the twelve months ended December 31, 2017. The increase in financial income primarily resulted from an increase of $438,000 in financial income related to the revaluation of the embedded derivative of the Series C Preferred Stock and a decrease in interest expenses of $119,000 due to the repayment of the remaining balance of our outstanding indebtedness in 2017. These decreases in financial expenses were partially offset by an increase of $7,000 in miscellaneous expenses.

Tax Expenses (Income). For the twelve months ended December 31, 2018, tax expenses decreased by $27,000 to $0, from $27,000 in the twelve months ended December 31, 2017.

Net Loss. Our net loss decreased by $1,198,000, or 14.2%, to $7,240,000, for the twelve months ended December 31, 2018, from $8,438,000 during the twelve months ended December 31, 2017. The decrease in net loss resulted primarily from an increase of $550,000 in financial income, an increase of $410,000 in gross profit, a decrease of $211,000 in operating expenses and a decrease of $27,000 in tax expenses.

Liquidity and Capital Resources

We had an accumulated deficit as of December 31, 2018 of $148 million, as well as a net loss of 7,240,000 and negative operating cash flows. We expect to continue incurring losses and negative cash flows from operations until our products (primarily CGuard EPS) reach commercial profitability. As a result of these expected losses and negative cash flows from operations, along with our current cash position, we only have sufficient resources to fund operations through the end of the third quarter of 2019. Therefore, there is substantial doubt about our ability to continue as a going concern.

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

Equity Financings and Recapitalization

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

On December 1, 2017, as part of a planned recapitalization, we sold 750 shares of Series D Convertible Preferred Stock (the “Series D Preferred Stock”) to an institutional accredited investor (the “Series D Investor”) in a private placement (the “Series D Private Placement”) pursuant to a securities purchase agreement (the “Series D Purchase Agreement”), dated November 28, 2017, for aggregate gross proceeds of $750,000. The stated value of each share of Series D Preferred Stock was $1,000, and the Series D Preferred Stock was initially convertible, at the option of the holder, into shares of our common stock (subject to the beneficial ownership limitation set forth in the certificate of designation for the Series D Preferred Stock (“Series D Certificate of Designation”)), at a conversion price of $7.00 per share, subject to adjustment as provided in the Series D Certificate of Designation. Pursuant to the Series D Purchase Agreement and the Series D Certificate of Designation, the purchasers of Series D Preferred Stock had the option, subject to certain limitations, to exchange their Series D Preferred Stock into the securities issued in a subsequent offering (the “Series D Exchange Right”) or into the securities we sell in an offering of our common stock or common stock equivalents for gross proceeds of at least $8 million (a “Qualified Offering”) upon consummation of a Qualified Offering on a $1.00 per stated value for $1.00 new subscription amount basis. In addition, in accordance with the Series D Purchase Agreement, the certificate of designation for the Series B Preferred Stock was amended to provide that each share of outstanding Series B Preferred Stock would be automatically exchanged into the securities we sell in a Qualified Offering on a $1.00 per stated value for $1.00 new subscription amount basis. As a result of the issuance and sale of the Series D Preferred Stock, the conversion price of our outstanding shares of Series B Preferred Stock was reduced to $7.00 pursuant to the anti-dilution adjustment provisions of the Series B Preferred Stock. There was no change to the conversion price of our outstanding Series C Preferred Stock as a result of an amendment made to the terms of the Series C Preferred Stock exempting the issuance of the Series D Preferred Stock from the anti-dilution adjustment provisions of the Series C Preferred Stock. The conversion price for each of our Series B Preferred Stock, our Series C Preferred Stock and our Series D Preferred was subsequently reduced to $3.00 per share in connection with the March 2018 offering, to $1.75 per share in connection with the April 2018 offering, and to $0.30 per share in connection with the July 2018 offering, as described below.

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

On February 21, 2018, the Series D Purchase Agreement was amended to require us (i) to use 15% of the proceeds from any subsequent offering of our securities that is not a Qualified Offering to redeem the outstanding shares of the Series C Preferred Stock held by the Series D Investor at a per share purchase price equal to the stated value of the Series C Preferred Stock, and (ii) upon closing of any subsequent offering that is a Qualified Offering, to exchange all remaining outstanding shares of Series C Preferred Stock held by the Series D Investor for any securities issued in such Qualified Offering on a $1.00 per stated value for $1.00 new subscription amount basis (subject to the beneficial ownership limitation set forth in the certificate of designation for the Series C Preferred Stock). In the event that we fail, or are unable, to issue securities issued in the Qualified Offering to the Series D Investor in exchange for such investor’s remaining Series C Preferred Stock due to limitations mandated by the NYSE American, the Securities and Exchange Commission, or for any other reason, we were required to offer to purchase from such investor those shares of Series C Preferred Stock not exchanged for the securities sold in the Qualified Offering at a per share purchase price equal to the stated value of Series C Preferred Stock.

On February 26, 2018, we and the Series D Investor entered into a waiver agreement which provided that (i) the Series D Exchange Right would not be applicable to an offering of up to $7,000,000 which occurred no later than March 9, 2018, (ii) we shall reduce the conversion price of the Series D Preferred Stock to the public offering price of our common stock in such offering, (iii) instead of using 15% of the proceeds from such offering to redeem shares of Series C Preferred Stock held by the Series D Investor, we shall use 15% of the proceeds from such offering to redeem a portion of the outstanding shares of Series D Preferred Stock held by the Series D Investor at a per share purchase price equal to the stated value of the Series D Preferred Stock, and (iv) we shall file a registration statement with the Securities and Exchange Commission under the Securities Act of 1933, as amended, in order to register the resale of the shares of common stock issuable upon the conversion of the Series D Preferred Stock as soon as practicable following the closing of such offering, but in no event later than seven days following such closing and to cause such registration statement to become effective as soon as practical after its filing.

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

On April 2, 2018, we closed an underwritten public offering of 2,857,143 shares of our common stock at a price to the public of $1.75 per share, thus triggering the rights under the above described March 28, 2018 second waiver agreement. We received gross proceeds of approximately $5.0 million from the offering, before deducting underwriter discounts and commissions and offering expenses payable by us. Upon closing of the offering, as required by the second waiver agreement with the Series D Investor, dated March 28, 2018, we used $300,000 of the proceeds from the offering to redeem 46,875 shares of our Series C Preferred Stock held by the Series D Investor. As a result of such offering, the conversion price for each of our Series B Preferred Stock, our Series C Preferred Stock and our Series D Preferred Stock was reduced to $1.75 per share.

On June 28, 2018, we and the Series D Investor entered into a letter agreement (the “Letter Agreement”) which further amended the Series D Purchase Agreement to provide that, notwithstanding anything to the contrary in the prior agreements, in the event we consummate a Qualified Offering in which the Series D Investor and its affiliates invest at least $3 million, (i) instead of an automatic exchange of all outstanding shares of Series C Preferred Stock held by the Series D Investor into securities issued in a Qualified Offering on a $1.00 per stated value for $1.00 new subscription amount basis, all outstanding shares of Series C Preferred Stock held by the Series D Investor will be redeemed at a per share purchase price equal to the stated value of Series C Preferred Stock, and (ii) all outstanding shares of Series D Preferred Stock will be redeemed at a per share purchase price equal to the stated value of the Series D Preferred Stock.

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

Anti-Dilution Provisions

Our outstanding shares of Series B Preferred Stock and Series C Preferred Stock contain anti-dilution provisions that may result in the reduction of the conversion price thereof in the future. This feature may result in an indeterminate number of shares of common stock being issued upon conversion of the Series B Preferred Stock or the Series C Preferred Stock. Sales of additional shares of common stock issuable upon conversion of the Series B Preferred Stock or Series C Preferred Stock as a result of anti-dilution adjustments will dilute the interests of other security holders and may depress the price of our common stock. Accordingly, we may find it more difficult to raise additional equity capital while any of our Series B Preferred Stock or Series C Preferred Stock is outstanding. As of February 18, 2019, 17,303 shares of Series B Preferred Stock and 59,423 shares of Series C Preferred Stock were outstanding.

Twelve months ended December 31, 2018 compared to the twelve months ended December 31, 2017

General. At December 31, 2018, we had cash and cash equivalents of $9,384,000, as compared to $3,710,000 as of December 31, 2017. We have historically met our cash needs through a combination of issuing new shares, borrowing activities and product sales. Our cash requirements are generally for research and development, marketing and sales activities, finance and administrative cost, capital expenditures and general working capital.

For the twelve months ended December 31, 2018, net cash used in our operating activities decreased by $525,000 to $7,606,000, from $8,131,000 in the same period in 2017. The primary reason for the decrease in cash used in our operating activities was an increase $1,024,000 in payments received from customers from $2,495,000 in the twelve months ended December 31, 2017 to $3,519,000 in the same period in 2018 and a decrease in payments for third party related expenses and for professional services of $292,000, from $6,444,000 to $6,152,000 (primarily due to the end of term charge of $520,000 paid to Hercules in the twelve months ended December 31, 2017, compared to no such payment made in 2018). These increases in cash used in operating activities was partially offset by an increase of $791,000 in salary payments from $4,182,000 in the twelve months ended December 31, 2017 to $4,973,000 during the same period in 2018.

Cash used by our investing activities was $44,000 during the twelve months ended December 31, 2018 compared to $318,000 during the same period in 2017, resulting primarily from the purchase of production equipment.

Cash provided by financing activities for the twelve months ended December 31, 2018 was $13,370,000, compared to $4,633,000 during the same period in 2017. The principal source of the cash provided by financing activities during the twelve months ended December 31, 2018, were the funds received from our July 2018 public offering of Common Units and Pre-Funded Units, as well as the subsequent exercise of the Pre-Funded Warrants included in the Pre-Funded Units, that resulted in approximately $8,885,000 of aggregate net proceeds; funds received from our April 2018 public offering of common stock that resulted in approximately $4,439,000 of aggregate net proceeds; and the funds received from our March 2018 public offering of common stock that resulted in approximately $3,060,000 of aggregate net proceeds. Cash provided from such equity financings were offset by a redemption of shares of Series C and Series D Preferred Stock held by the Series D Investor with the proceeds of such offerings in an aggregate amount of $3,014,000. The principal source of cash provided by financing activities during the twelve months ended December 31, 2017, was the funds received from our March 2017 offering of Series C Preferred Stock and warrants that resulted in approximately $6,072,000 of aggregate net proceeds, as well as funds received from the November 2017 Series D Private Placement that resulted in approximately $750,000 of aggregate net proceeds, offset by loan repayments of $2,179,000.

As of December 31, 2018, our current assets exceeded our current liabilities by a multiple of 3.9. Current assets increased by $6,264,000 during the period and current liabilities increased by $438,000 during the period. As a result, our working capital increased by $5,826,000 to $8,499,000 at December 31, 2018.

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

Recent Accounting Pronouncements

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. The guidance in ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. We have determined the adoption will not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 Leases. The guidance establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The guidance will become effective for interim and annual periods beginning on January 1, 2019. a modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. We expect to adopt the new standard on January 1, 2019 and use the effective date as its date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. We expect that this standard will have a material effect on our financial statements. The most significant effect relates to the recognition of new ROU assets and lease liabilities on the balance sheet for our operating leases of real estate and vehicles; and (2) providing significant new disclosures about our leasing activities. We, however, do not expect a material impact to our consolidated statements of income and consolidated statements of cash flow. On adoption, we currently expect to recognize additional operating liabilities of approximately $1.1 million, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. The new standard also provides practical expedients for an entity’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also currently expect to elect the practical expedient to not separate lease and non-lease components for all of our leases.

In August 2018, the FASB issued ASU 2018-13—Fair value measurement (Topic 820)—Disclosure framework—Changes to the disclosure requirements for fair value measurement. This guidance removes certain disclosure requirements related to the fair value hierarchy, modifies existing disclosure requirements related to measurement uncertainty and adds new disclosure requirements. The new disclosure requirements include disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. Certain disclosures required by this guidance will need to be applied on a retrospective basis and others on a prospective basis. The guidance will be effective for fiscal years beginning after December 15, 2019, although early adoption is permitted. We are currently evaluating this guidance to determine the impact it may have on our consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (ASU 2016-13) “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. We will adopt ASU 2016-13 effective January 1, 2020. We are currently evaluating the effect of the adoption of ASU 2016-13 on our consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The following financial statements are included as part of this Report (See Item 15):

●	Report of Kesselman & Kesselman, Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets as of December 31, 2018 and 2017
●	Consolidated Statements of Operations for the Years Ended December 31, 2018 and 2017
●	Consolidated Statements of Changes in Equity for the Years Ended December 31, 2018 and 2017
●	Consolidated Statements of Cash Flows for the Years Ended December 31, 2018 and 2017
●	Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures”, as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2018, the end of the period covered by this Annual Report on Form 10-K. The disclosure controls and procedures evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018.

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

Management, including our chief executive officer and our chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework 2013. Based on its assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth information regarding our executive officers and the members of our board of directors.

Name	Age	Position
James Barry, Ph.D.	59	President, Chief Executive Officer and Director
Craig Shore	57	Chief Financial Officer, Chief Administrative Officer, Secretary and Treasurer
Michael Berman(1)(2)	61	Director
Campbell Rogers, M.D.	57	Director
Paul Stuka(1)(2)(3)	64	Chairman of the Board of Directors
Thomas J. Kester(1)(3)	72	Director

(1)	Member of our audit committee

(2)	Member of our nominating and corporate governance committee

(3)	Member of our compensation committee

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

James Barry, Ph.D. has served as our president and chief executive officer since June 6, 2016, and as a director since January 30, 2012. Prior to becoming our president and chief executive officer, Dr. Barry served as our executive vice president and chief operating officer from July 14, 2014. Dr. Barry served as president and chief executive officer and executive vice president and chief operating officer at Arsenal Medical Inc., a medical device company focused on local therapy, from September 2011 to December 2013. Dr. Barry also heads his own consulting firm, Convergent Biomedical Group LLC, advising medtech companies on product development, strategy, regulatory compliance and fund raising. Until June 2010, he was senior vice president, corporate technology development at Boston Scientific Corporation, where he was in charge of the corporate research and development and pre-clinical science functions and was also a member of the operating committee and corporate portfolio committee. Dr. Barry joined Boston Scientific in 1992 and oversaw its efforts in the identification and development of drug device combinations for both implantable and catheter-based delivery systems. He currently serves on a number of advisory boards including the College of Biomedical Engineering at Yale University, the College of Sciences at University of Massachusetts-Lowell where he is chairman emeritus and the Massachusetts Life Science Center.). Dr. Barry received his Ph.D. in Biochemistry from the University of Massachusetts-Lowell and holds a B.A. degree in Chemistry from Saint Anselm College. Dr. Barry brings to the board over 25 years of experience in leadership roles in the medical device industry and significant medical technology experience, in particular with respect to interventional cardiology products, and as chief executive officer, Dr. Barry’s position on the board ensures a unity of vision between the broader goals of our company and our day-to-day operations.

Craig Shore has served as our chief financial officer, secretary and treasurer since March 31, 2011 and as our chief administrative officer since May 3, 2013. In addition, from November 10, 2010 through March 31, 2011, Mr. Shore served as InspireMD Ltd.’s vice president of business development. Mr. Shore has over 30 years of experience in financial management in the United States, Europe and Israel for companies such as Pfizer Pharmaceuticals, Bristol Myers Squibb and General Electric. His experience includes raising capital both in the private and public markets. Mr. Shore graduated with honors and received a B.Sc. in Finance from Pennsylvania State University and an M.B.A. from George Washington University.

Michael Berman has served as our director since February 7, 2013. Mr. Berman is a medical device entrepreneur who works with high-potential development and early-stage commercial companies. From 2005 to 2012, when the company was sold to Boston Scientific, Mr. Berman was a co-founder and the chairman of BridgePoint Medical, Inc., which developed technology to treat coronary and peripheral vascular chronic total occlusions. Mr. Berman was also a member of the board of Lutonix, Inc. from 2007 until 2011, when the company was sold to C.R. Bard, Inc. From 2011 to 2018, Mr. Berman served as a co-founder and director of Rebiotix Inc., a company developing an innovative treatment for C Diff colitis. Rebiotix was sold to Ferring Pharmaceuticals in 2018. Mr. Berman has served (i) since 2011 as an advisor to, and since 2012 as a director of, Cardiosonic, Inc., a company developing a system for hypertension reduction via renal denervation, (ii) since 2005 as a director of PharmaCentra, LLC, which creates customizable marketing programs that help pharmaceutical companies communicate with physicians and patients, (iii) since 2018 as a Director of STMedical, a medical device company that has developed a temporary stent for the treatment of chronic sinusitis, (iv) since 2011 as a director of AngioSlide Ltd., a medical device company that has developed an embolic capture angioplasty device, (v) since 2017 as a Director of Owlytics Healthcare, (vi) since 2013 as a Director of ClearCut Inc., a medical device company that has developed an MRI system for tumor margin assessment, (vii) since 2013 as a director of PulmOne Ltd., a medical device company developing an innovative Pulmonary Function Testing system, (viii) since 2014 as a director of Mazor Robotics, Inc., a publicly held company that has developed and markets an innovative system for robotic surgery, (ix) since 2014 as a director of SoniVie, a medical device company, (x) since 2014 as a venture partner at RiverVest Ventures and (xi) since 2017 as a Director of Truleaf Medical. Mr. Berman brings to the board his extensive executive and entrepreneurial experiences in the field of medical devices and vascular intervention, which should assist in strengthening and advancing our strategic focus.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us, during the twelve months ended December 31, 2018, each of our directors, officers and greater than ten percent stockholders complied with all Section 16(a) filing requirements applicable to our directors, officers and greater than ten percent stockholders.

Board Committees

Our board of directors has established an audit committee, a nominating and corporate governance committee and a compensation committee, each of which has the composition and responsibilities described below.

Audit Committee. Our audit committee is currently comprised of Messrs. Berman, Stuka and Kester, each of whom our board has determined to be financially literate and qualify as an independent director under Section 803(B)(2) of the NYSE American rules. Mr. Kester is the chairman of our audit committee and qualifies as a financial expert, as defined in Item 407(d)(5)(ii) of Regulation S-K. The audit committee’s duties are to recommend to our board of directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee operates under a formal charter adopted by the board of directors that governs its duties and conduct. Copies of the charter can be obtained free of charge from the Company’s web site, www.inspiremd.com, by contacting the Company.

Nominating and Corporate Governance Committee.  Our nominating and corporate governance committee is currently comprised of Messrs. Berman and Stuka, each of whom qualify as an independent director under Section 803(A) of the NYSE American rules. Mr. Berman is the chairman of our nominating and corporate governance committee. The nominating and corporate governance committee identifies and recommends to our board of directors individuals qualified to be director nominees. In addition, the nominating and corporate governance committee recommends to our board of directors the members and chairman of each board committee who will periodically review and assess our code of business conduct and ethics and our corporate governance guidelines. The nominating and corporate governance committee also makes recommendations for changes to our code of business conduct and ethics and our corporate governance guidelines to our board of directors, reviews any other matters related to our corporate governance and oversees the evaluation of our board of directors and our management. The nominating and corporate governance committee operates under a formal charter adopted by the board of directors that governs its duties and conduct. Copies of the charter can be obtained free of charge from the Company’s web site, www.inspiremd.com, by contacting the Company.

Compensation Committee.  Our compensation committee is currently comprised of Messrs. Stuka and Kester, each of whom qualify as an independent director under Sections 803(A) and 805(c)(1) of the NYSE American rules. Mr. Stuka is the chairman of our compensation committee. The compensation committee reviews and approves our salary and benefits policies, including compensation of executive officers and directors. The compensation committee also administers our stock option plans and recommends and approves grants of stock options under such plans. The compensation committee operates under a formal charter adopted by the board of directors that governs its duties and conduct. Copies of the charter can be obtained free of charge from the Company’s web site, www.inspiremd.com, by contacting the Company.

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

Item 11. Executive Compensation.

Summary Compensation Table

The table below sets forth the compensation earned by our named executive officers for the twelve-month period ended December 31, 2018 and 2017.

Name and Principal Position	Year	Salary ($)		Bonus ($)		All Other Compensation ($)		Total ($)
James Barry, Ph.D.	2018	391,250		195,626	(2)	62,654	(3)	649,530
President and Chief Executive Officer	2017	365,000		25,000	(4)	50,319	(3)	440,319

Craig Shore	2018	267,306	(5)	76,961	(5)	119,104	(5)(6)	463,371	(5)
Chief Financial Officer, Secretary and Treasurer	2017	267,106	(5)	25,000	(4)(5)	104,681	(5)(6)	396,787	(5)

Agustin Gago(1)	2018	257,954	(7)	-		171,758	(8)	429,712
Former Executive Vice President and Chief Commercial Officer	2017	275,000		75,000	(9)	28,334	(3)	353,334

(1)	Mr. Gago’s employment with the Company ceased as of September 30, 2018. Mr. Gago served as our Executive Vice President and Chief Commercial Officer until the termination of his employment effective as of September 30, 2018.

(2)	Cash bonus awards for the 2018 calendar year were approved by the compensation committee in January 2019.

(3)	Dr. Barry’s and Mr. Gago’s other compensation consisted solely of benefits related to health insurance.

(4)	Bonuses for the 2017 calendar year were approved by the compensation committee in July 2018.

(5)	Compensation amounts received in non-U.S. currency have been converted into U.S. dollars using the average exchange rate for the applicable period, except for bonus amounts which have been converted into U.S. dollars using 3.748 NIS per dollar which was the exchange rate as of December 31, 2018. The average exchange rate for the twelve month period ended December 31, 2018 and 2017 were 3.597 NIS per dollar and 3.5997 NIS per dollar, respectively.

(6)	Mr. Shore’s other compensation consisted solely of benefits in the twelve months ended December 31, 2018 and 2017. In each of the periods reported, Mr. Shore’s benefits included our contributions to his severance, pension, vocational studies and disability funds, an annual recreation payment, a company car or car allowance and cell phone, and a daily food allowance.

(7)	Mr. Gago’s salary for 2018 includes cash paid in lieu of accrued vacation of $32,954.

(8)	Mr. Gago’s other compensation for 2018 consisted of severance benefits of $144,231 following his resignation in September 2018 and benefits related to health insurance of $27,527.

(9)	$50,000 of cash bonus earned by Mr. Gago in the 2017 calendar year was approved by the compensation committee in May 2017. $25,000 of cash bonus earned by Mr. Gago in the 2017 calendar year was approved by the compensation committee in July 2018.

Agreements with Executive Officers

James Barry, Ph.D.

On July 14, 2014, we entered into an employment agreement with James Barry to serve as our executive vice president and chief operating officer, which was first amended on January 5, 2015, and further amended on February 22, 2015, and March 28, 2016, and on June 6, 2016, our board of directors appointed Dr. Barry as our president and chief executive officer and further amended the employment agreement. On September 5, 2017, we entered into the Fifth Amendment to Dr. Barry’s employment agreement (as amended by the Fifth Amendment, the “Prior Employment Agreement”), and on February 4, 2019, we entered into an amended and restated employment agreement (the “A&R Employment Agreement”) with Dr. Barry, which amended, restated and superseded Dr. Barry’s Prior Employment Agreement. Dr. Barry was previously a director and continues his role as a director. The A&R Employment Agreement has an initial term that ends on December 31, 2020 unless earlier terminated.

Under the A&R Employment Agreement, Dr. Barry is entitled to an annual base salary of $400,000. Such amount may be reduced only as part of an overall cost reduction program that affects all senior executives of the company and does not disproportionately affect Dr. Barry, so long as such reductions do not reduce the base salary to less than 90% of the amount set forth above (or 90% of the amount to which it has been subsequently increased). The base salary will be reviewed annually by our board of directors as part of our annual compensation review.

Under the Prior Employment Agreement, as amended, Dr. Barry was entitled to an annual base salary of at least $365,000, which amount, in the event of the closing of a transaction or series of related transactions with investors where we raise an aggregate of $7 million from such investors, would increase to $400,000. Dr. Barry’s annual base salary was increased to $400,000, as the March 2018 and the April 2018 offerings raised more than $7 million, effective as of April 1, 2018, payment beginning as of the first November 2018 pay period.

Dr. Barry is also eligible to receive an annual bonus in the amount equal to 100% of his base salary upon the achievement of reasonable target objectives and performance goals, to be determined by the Board in consultation with Dr. Barry. In the event that Dr. Barry’s actual performance exceeds the goals, the Board may, in its sole discretion, pay Dr. Barry bonus compensation of more than 100% of his base salary. In each case, the annual bonus shall be payable in accordance with our annual bonus plan, and the amounts payable under the annual bonus plan shall be determined by the Board and shall be payable following such fiscal year and no later than two and one-half months after the end of such fiscal year.

In addition, as provided by the A&R Employment Agreement, we agreed to pay for Dr. Barry’s accrued but unused vacation time through the calendar year 2018 on our next regular payroll date, which amount will be $32,000.

In accordance with the A&R Employment Agreement, on February 4, 2019, we granted Dr. Barry 2,000,000 shares of restricted stock, made pursuant to a Restricted Stock Award Agreement. The restricted stock is subject to a three-year vesting period subject to Dr. Barry’s continued service us, with one-third (1/3rd) of such awards vesting on the first, second and third anniversary of the grant date. Additionally, upon achievement of certain criteria, Dr. Barry will be eligible to receive an equity bonus relating to the number of shares of our common stock equal to 5% of our shares outstanding on the date of the grant (inclusive of, rather than in addition to, the shares granted as part of the restricted stock grant made on February 4, 2019), subject to the board of director’s approval, which shall be comprised of as close as is practicable to 50% stock options and 50% shares of restricted stock. Dr. Barry is also eligible to receive additional stock-based compensation at the sole discretion of the Board.

The A&R Employment Agreement also contains certain noncompetition, no solicitation, confidentiality, and assignment of inventions requirements for Dr. Barry.

If, during the term of the A&R Employment Agreement, Dr. Barry’s employment is terminated upon his death or disability, by Dr. Barry for good reason, or by us without cause, Dr. Barry will be entitled to receive, in addition to other unpaid amounts owed to him (e.g., for base salary and accrued vacation): (i) the pro rata amount of any bonus for the fiscal year of such termination (assuming full achievement of all applicable goals under the bonus plan) that he would have received had his employment not been terminated; (ii) a one-time lump sum severance payment equal to $850,000, provided that he executes a release relating to employment matters and the circumstances surrounding his termination in favor of us, its subsidiaries and their officers, directors and related parties and agents, in a form reasonably acceptable to us at the time of such termination; (iii) vesting of 100% of all unvested stock options, restricted stock shares, restricted stock units, stock appreciation rights or similar stock based rights granted to Dr. Barry, and lapse of any forfeiture included in such restricted or other stock grants; (iv) an extension of the term of any outstanding stock options or stock appreciation rights for two years from the date of termination; (v) to the fullest extent permitted by our then-current benefit plans, continuation of health, dental, vision and life insurance coverage for up to 18 months unless Dr. Barry secures coverage from a new employer; and (vi) a cash payment of $25,000, which Dr. Barry may use for executive outplacement services or an education program. The payment described in (ii) above will be reduced by any payments received by Dr. Barry pursuant to any of our employee welfare benefit plans providing for payments in the event of death or disability. If Dr. Barry continues to be employed by us after the term of the Employment Agreement, unless otherwise agreed by the parties in writing, and Dr. Barry’s employment is terminated upon his death or disability, by Dr. Barry for good reason, or by us without cause, Dr. Barry will be entitled to receive, in addition to other unpaid amounts owed to him, the payments set forth in (i), (ii) and (iii) above. If we do not extend the term of the A&R Employment Agreement and/or Dr. Barry’s employment is not extended beyond December 31, 2020, Dr. Barry will be entitled to the payments and benefits set forth in (i)-(vi) above; however, if we have offered to extend the A&R Employment Agreement beyond December 31, 2020 on terms no less favorable than the terms of the A&R Employment Agreement and Dr. Barry does not agree to such extension, the one-time lump sum severance payment set forth in (ii) above shall be in the amount of $600,000.

If, during the term of the A&R Employment Agreement, we terminate Dr. Barry’s employment for cause or Dr. Barry terminates his employment by voluntary termination, Dr. Barry will only be entitled to unpaid and accrued amounts owed to him through the date of termination and whatever rights, if any, are available to him pursuant to our stock-based compensation plans or any award documents related to any stock-based compensation.

Dr. Barry has no specific right to terminate the A&R Employment Agreement or right to any severance payments or other benefits solely because of a change in control. However, if within 24 months following a change in control (the “Change in Control Period”), (a) Dr. Barry terminates his employment for good reason, or (b) we terminate his employment without cause, Dr. Barry will be entitled to the payments and benefits set forth in (i)-(vi) above. Notwithstanding the foregoing, if we terminate Dr. Barry’s employment with us prior to the date on which a change in control occurs, and it is reasonably demonstrated that Dr. Barry’s (i) employment was terminated at the request of an unaffiliated third party who has taken steps reasonably calculated to effect a change in control or (ii) termination of employment otherwise arose in connection with or in anticipation of the change in control, then the “Change in Control Period” shall mean the 24 month period beginning on the date immediately prior to the date of Dr. Barry’s termination of employment with the Company.

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

If we terminate Mr. Shore’s employment without cause, Mr. Shore will be entitled, under Israeli law, to severance payments equal to his last month’s salary multiplied by the number of years Mr. Shore has been employed with us. In order to finance this obligation, we make monthly contributions equal to 8.33% of Mr. Shore’s salary to a severance payment fund. The total amount accumulated in Mr. Shore’s severance payment fund as of December 31, 2018 was $136,000, as adjusted for conversion from New Israeli Shekels to U.S. Dollars. However, if Mr. Shore’s employment is terminated without cause, on account of a disability or upon his death, as of December 31, 2018, Mr. Shore would have been entitled to receive $178,000 in severance under Israeli law, thereby requiring us to pay Mr. Shore $42,000, in addition to releasing the $136,000 in Mr. Shore’s severance payment fund. On the other hand, pursuant to his employment agreement, Mr. Shore is entitled to the total amount contributed to and accumulated in his severance payment fund in the event of the termination of his employment as a result of his voluntary resignation. In addition, Mr. Shore would be entitled to receive his full severance payment under Israeli law, including the total amount contributed to and accumulated in his severance payment fund, if he retires from our company at or after age 67.

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

Agustin V. Gago

On October 24, 2016, we entered into an employment agreement with Agustin V. Gago to serve as our executive vice president and chief commercial officer. The initial term of Mr. Gago’s employment was to end on October 23, 2018, unless earlier terminated or extended for additional one-year periods on October 23, 2018. On September 24, 2018, we entered into a general release and severance agreement with Mr. Gago, pursuant to which Mr. Gago’s employment ceased for all positions, offices and authority with us, effective as of September 30, 2018.

Pursuant to Mr. Gago’s employment agreement, Mr. Gago was entitled to an annual base salary of $275,000, which was automatically increased to $300,000, effective as of January 1, 2018. Mr. Gago was eligible to receive an annual bonus in an amount up to 50% of his then-base salary, commencing in 2017, based upon the achievement of reasonable target objectives and performance goals as may be determined by our president and chief executive officer and subject to approval of the board of directors after consultation with Mr. Gago. The target objectives were based 60% on revenue achievement, 20% on marketing objectives, and 20% on corporate objectives. In addition, in the event that Mr. Gago and his team shall exceed quarterly revenue targets determined by our president and chief executive officer and subject to approval of the board of directors after consultation with Mr. Gago, Mr. Gago was to receive additional escalating amounts included as part of the annual bonus based upon the payment scales determined by our president and chief executive officer and approved by the board of directors after consultation with Mr. Gago. Mr. Gago was entitled to a one-time bonus of $25,000, which was paid on October 31, 2016. In addition, pursuant to Mr. Gago’s employment agreement, on October 24, 2016, Mr. Gago was granted (i) a stock option to purchase 385 shares of our common stock at an exercise price of $65.10, vesting on the first anniversary of the date of grant (subject to forfeiture upon termination of employment); and (ii) a stock option to purchase 915 shares of our common stock at an exercise price of $65.10, vesting in equal installments on the first and second anniversary of the date of grant, each subject to the terms and conditions of the InspireMD, Inc. 2013 Long-Term Incentive Plan, and our form of option award agreement. Mr. Gago was also eligible to receive certain stock options or similar stock-based rights as set forth separately in those certain agreements and subject to the terms and conditions of the InspireMD, Inc. 2013 Long-Term Incentive Plan.

Under Mr. Gago’s employment agreement, if we had terminated Mr. Gago’s employment without cause or Mr. Gago’s death, Mr. Gago would be entitled to (A) any unpaid base salary accrued through the termination date, any accrued and unpaid vacation pay and any unreimbursed expenses properly incurred prior to the termination date; (B) a severance pay equal to Mr. Gago’s base salary for 12 months; (C) any earned but unpaid annual bonus relating to the calendar year prior to the calendar year in which the termination date occurs; and (D) to the fullest extent permitted by our then-current benefit plans, continuation of certain insurance benefits for the lesser of 12 months after termination of employment or until Mr. Gago secures coverage from new employment.

Pursuant to the general release and severance agreement with Mr. Gago, we agreed to pay severance payments, in an amount equal to Mr. Gago’s base salary Mr. Gago would have earned if he had remained employed from the September 30, 2018, through October 23, 2018, less applicable payroll deductions and tax withholdings, to be paid in equal installments in accordance with our standard payroll practices; and (ii) additional severance payments, in an amount equal to $125,000, less applicable payroll deductions and tax withholdings, to be paid in equal installments in accordance with our standard payroll practices, commencing on the first payroll date following October 23, 2018 through March 23, 2019.

Change of Control Agreements

We do not currently have any plans providing for the payment of retirement benefits to our officers or directors, other than as described under “Agreements with Executive Officers” above.

We do not currently have any change-of-control or severance agreements with any of our executive officers or directors, other than as described under “Agreements with Executive Officers” above. In the event of the termination of employment of the named executive officers, any and all unexercised stock options shall expire and no longer be exercisable after a specified time following the date of the termination, other than as described under “Agreements with Executive Officers” above.

Outstanding Equity Awards at December 31, 2018

The following table shows information concerning unexercised options and unvested shares of restricted stock outstanding as of December 31, 2018 for each of our named executive officers.

Option Awards						Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date	Number of shares of stock that have not vested (#)		Market value of shares of stock that have not vested ($)
James Barry, Ph.D.	2,015	-		166.25	07/25/2026	-			$-

Craig Shore								$
						168	(1)		$27
	336	168	(2)	166.25	07/25/2026

Agustin V. Gago(3)	-	-		-
	-	-		-

(1)	These shares of restricted stock will vest on July 25, 2019.
(2)	These options will vest on July 25, 2019.
(3)	Mr. Gago served as our executive vice president and chief commercial officer, which employment was terminated as of September 30, 2018.

Option Exercises and Stock Vested

There were no stock options exercised by our named executive officers during the twelve months ended December 31, 2018.

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

The purpose of the InspireMD, Inc. 2011 UMBRELLA Option Plan is to provide an incentive to attract and retain employees, officers, consultants, directors, and service providers whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success. The InspireMD, Inc. 2011 UMBRELLA Option Plan is administered by our compensation committee. Unless terminated earlier by the board of directors, the InspireMD, Inc. 2011 UMBRELLA Option Plan will expire on March 27, 2021. We have 310 shares of common stock available for future issuance under our 2011 UMBRELLA Option Plan.

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

On October 24, 2018, our stockholders approved the fourth amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan to (i) increase the number of shares of common stock available for issuance pursuant to awards under such InspireMD, Inc. 2013 Long-Term Incentive Plan by 8,900,000 shares, to a total of 8,919,737 shares of common stock, and (ii) remove the cap on the number of shares of common stock with respect to which stock options or stock appreciation rights may be granted to certain executive officers of the Company during any calendar year.

As of December 31, 2018, we had 8,910,610 shares of common stock available for future issuance under our 2013 Long-Term Incentive Plan.

As of February 18, 2019, we had 5,473,335 shares of common stock available for future issuance under our 2013 Long-Term Incentive Plan.

Director Compensation

The following table shows information concerning our directors, other than James Barry, Ph.D., during the twelve months ended December 31, 2018.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Paul Stuka	44,934	-	-	-	44,934
Michael Berman	34,000	-	-	-	34,000
Campbell Rogers, M.D.	25,000	-	-	-	25,000
Thomas Kester	41,000	-	-	-	41,000

For the 2018 calendar year, our board approved the following compensation for our independent directors: (i) a $40,000 stipend, payable quarterly to the chairman of the board; (ii) a $25,000 stipend, payable quarterly to the other directors; (iii) annual committee chair compensation (effective April 1, 2014) of $12,000 for the chairman of the audit committee, $8,000 for the chairman of the compensation committee and $5,000 for the chairmen of the nominating and corporate governance committee and the research and development committee; and (iv) annual committee membership compensation (effective April 1, 2014) of $4,000 for members of the audit committee and the compensation committee and $2,000 for members of the nominating and corporate governance committee and the research and development committee. The chairman of the board’s annual stipend was increased in August 2018.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of February 18, 2019 by:

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

Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o InspireMD, Inc., 4 Menorat Hamaor St., Tel Aviv, Israel 6744832. As of February 18, 2019, we had 41,888,895 shares outstanding.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percentage Beneficially Owned(1)
5% Owners
Sol J. Barer, Ph.D. Officers and Directors	3,469,899	(2)	7.67%
Craig Shore	803,402	(3)	*
James Barry, Ph.D.	2,003,397	(4)	4.78%
Michael Berman	392	(5)	*
Campbell Rogers, M.D.	130,380	(6)	*
Paul Stuka	233,830	(7)	*
Thomas Kester	130,239	(8)	*
Agustin V. Gago	-	(9)	*
All directors and executive officers as a group (7 persons)	3,301,640		7.88%

*	Represents ownership of less than one percent.

(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of February 18, 2019. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)	Includes (i) options to purchase 818 shares of common stock that are currently exercisable or exercisable within 60 days of February 18, 2019, (ii) warrants to purchase 4,581 shares of common stock that are currently exercisable or exercisable within 60 days of February 18, 2019, (iii) 133,672 shares of common stock and (iv) includes 3,330,828 shares of common stock issuable upon conversion of Series B Preferred Stock that are currently convertible within 60 days of February 18, 2019.

(3)	Consists of (i) 355 shares of common stock, (ii) options to purchase 336 shares of common stock that are currently exercisable or exercisable within 60 days of February 18, 2019, (iii) 300,168 shares of restricted stock granted under the Israeli Appendix of the InspireMD, Inc. 2013 Long-Term Incentive Plan and (iv) 502,543 shares of restricted stock granted to employees under the Israeli Appendix of the InspireMD, Inc. 2013 Long-Term Incentive Plan held in trust, and with respect to which Mr. Shore was granted a proxy with the right to vote such shares at his discretion.

(4)	Consists of (i) 1,382 shares of common stock, (ii) 2,000,000 shares of restricted stock granted under the InspireMD, Inc. 2013 Long-Term Incentive Plan and (iii) options to purchase 2,015 shares of common stock that are currently exercisable or exercisable within 60 days of February 18, 2019.

(5)	Includes options to purchase 387 shares of common stock that are currently exercisable or exercisable within 60 days of February 18, 2019. Excludes 130,000 shares of restricted stock granted under the Israeli Appendix of InspireMD, Inc. 2013 Long-Term Incentive Plan held in trust, with respect to which the trustee has a proxy with the right to vote such shares at his discretion.

(6)	Consists of (i) 130,000 shares of restricted stock granted under the InspireMD, Inc. 2013 Long-Term Incentive Plan, (ii) options to purchase 364 shares of common stock that are currently exercisable or exercisable within 60 days of February 18, 2019, and (iii) warrants to purchase 5 shares of common stock that are currently exercisable or exercisable within 60 days of February 18, 2019.

(7)	Paul Stuka is the principal and managing member of Osiris Investment Partners, L.P., and, as such, has beneficial ownership of (A) (i) 12,811 shares of common stock, (ii) warrants to purchase 319 shares of common stock that are currently exercisable or exercisable within 60 days of February 18, 2019 in addition to (B) personally holding (i) options to purchase 419 shares of common stock that are currently exercisable or exercisable within 60 days of February 18, 2019, (ii) 195,000 shares of restricted stock granted under the InspireMD, Inc. 2013 Long-Term Incentive Plan, (iii) warrants to purchase 347 shares of common stock that are currently exercisable or exercisable within 60 days of February 18, 2019, and (iv) 24,934 shares of common stock.

(8)	Consists of 130,000 shares of restricted stock granted under the InspireMD, Inc. 2013 Long-Term Incentive Plan, and (ii) options to purchase 239 shares of common stock that are currently exercisable or exercisable within 60 days of February 18, 2019.

(9)	Mr. Gago served as our executive vice president and chief commercial officer and resigned as of September 30, 2018.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2018, with respect to our equity compensation plans under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	6,305		407.65	8,910,921
Equity compensation plans not approved by security holders	84	(1)	68,250	—
Total	6,389		1,299.62	—

(1)	Comprised of awards made to individuals outside the InspireMD, Inc. 2011 UMBRELLA Option Plan and 2013 Long Term Incentive Plan, as described below:

●	Options issued to former director: In November 2011, we issued options to purchase an aggregate of 84 shares of common stock to Dr. Barer, then chairman of our board of directors who resigned from the board of directors effective as of June 2, 2017. The exercise price of these options is $68,250 per share and the options may be exercised at any time prior to the tenth anniversary of the grant date, pursuant to the nonqualified stock option agreement, as amended on June 2, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On March 21, 2016, we closed a private placement of 1,183 shares of our common stock and warrants to purchase up to 592 shares of our common stock with certain of our officers and directors. The purchasers in the private placement included: Dr. Barer, the then chairman of our board of directors, who purchased 969 shares of common stock and warrants to purchase 485 shares of common stock, for a purchase price of $500,000, Osiris Investment Partners, L.P., of which Mr. Stuka, the chairman of our board of directors, is the principal and managing member, which purchased 146 shares of common stock and warrants to purchase 73 shares of common stock, for a purchase price of $75,000, Mr. Loughlin, who served as our director until May 24, 2016, purchased 58 shares of common stock and warrants to purchase 29 shares of common stock, for a purchase price of $29,500 and Dr. Rogers, our director, who purchased 10 shares of common stock and warrants to purchase 5 shares of common stock, for a purchase price of $5,000.

On July 7, 2016, we closed a public offering of 442,424 shares of Series B Preferred Stock and accompanying warrants to purchase up to 50,620 shares of common stock at a price of $33.00 per share of Series B Preferred Stock and the accompanying warrant, for gross proceeds of approximately $14.6 million, before deducting placement agent fees and offering expenses payable by us. Each share of Series B Preferred Stock was convertible into 0.114 shares of common stock reflecting a conversion price equal to $288.75 per share. In accordance with the anti-dilution price protection contained in the certificate of designation for the Series B Preferred Stock, the conversion price for the Series B Preferred Stock was adjusted several times when the Company conducted subsequent equity financings, and as of December 31, 2018, each share of Series B Convertible Preferred Stock is convertible into 110 shares of common stock at $0.30 per share. The holders of Series B Preferred Stock are entitled to receive cumulative dividends at the rate per share of 15% per annum of the stated value for five years, payable in cash or common stock, at our discretion. The warrants are exercisable immediately and have a term of exercise of five years from the date of issuance and have an exercise price of $175.00 per share of common stock. The purchasers in the offering included: Dr. Barer, the then chairman of our board of directors, who purchased 33,333 shares of Series B Preferred Stock and warrants to purchase 3,810 shares of common stock, for a purchase price of $1,099,989, Osiris Investment Partners, L.P., of which Mr. Stuka, the chairman of our board of directors, is the principal and managing member, which purchased 1,515 shares of Series B Preferred Stock and warrants to purchase 174 shares of common stock, for a purchase price of $49,995 and Mr. Stuka, who purchased 3,030 shares of Series B Preferred Stock and warrants to purchase 347 shares of common stock, for a purchase price of $99,990.

On December 1, 2017, as part of a planned recapitalization, we sold 750 shares of Series D Preferred Stock to the Series D Investor, Sabby Healthcare Master Fund, Ltd., who was then a beneficial owner of more than 5% of our common stock, in the Series D Private Placement pursuant to the Series D Purchase Agreement, for aggregate gross proceeds of $750,000. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.—Liquidity and Capital Resources—Equity Financings and Recapitalization.”

On February 21, 2018, the Series D Purchase Agreement was amended. See “See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.—Liquidity and Capital Resources—Equity Financings and Recapitalization.”

On February 26, 2018, we and the Series D Investor entered into a waiver agreement. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.—Liquidity and Capital Resources—Equity Financings and Recapitalization.”

On March 1, 2018, we closed an underwritten public offering of 1,000,000 shares of our common stock at a price to the public of $3.00 per share, thus triggering the rights under the above described February 26, 2018 agreement. Upon closing of the offering, we used 450,000 of the proceeds from the offering to redeem 450 shares of Series D Preferred Stock from the Series D Investor. As a result of such offering, the conversion price for each of our Series B Preferred Stock, our Series C Preferred Stock and our Series D Preferred Stock was reduced to $3.00 per share.

On March 28, 2018, we and the Series D Investor entered into the second waiver agreement. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.—Liquidity and Capital Resources—Equity Financings and Recapitalization.”

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

On June 28, 2018, we and the Series D Investor entered into a Letter Agreement amending the Series D Purchase Agreement and the two waiver agreements. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.—Liquidity and Capital Resources—Equity Financings and Recapitalization.”

Pursuant to the Letter Agreement, on July 3, 2018, upon closing of the July 2018 public offering, we used $2,264,269 of the net proceeds of the July 2018 public offering to redeem 306,917 shares of Series C Preferred Stock and 300 shares of Series D Preferred Stock held by the Series D Investor.

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

Director Independence

The board of directors has determined that Dr. Rogers and Messrs. Stuka, Berman and Kester, satisfy the requirement for independence set out in Section 803 of the NYSE American rules and that each of these directors has no material relationship with us (other than being a director and/or a stockholder). In making its independence determinations, the board of directors sought to identify and analyze all of the facts and circumstances relating to any relationship between a director, his immediate family or affiliates and our company and our affiliates and did not rely on categorical standards other than those contained in the NYSE American rule referenced above.

Item 14. Principal Accountant Fees and Services.

The fees billed for professional services provided to us by Kesselman & Kesselman, Certified Public Accountants (“Kesselman”), a member of PricewaterhouseCoopers International Limited, for the years ended December 31, 2018 and 2017 are described below.

Audit Fees

Kesselman billed us audit fees in the aggregate amount of $161,500 and $119,000 for the years ended December 31, 2018 and 2017, respectively. These fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

Audit-Related Fees

Kesselman billed us audit-related fees in the aggregate amount of $89,300 and $52,000 for the year ended December 31, 2018 and 2017, respectively. The fees for the year ended December 31, 2018 mostly related to our prospectus supplements filed with the Securities and Exchange Commission in March, April and July of 2018.

The fees for the year ended December 31, 2017 mostly related to our prospectus supplements filed with the Securities and Exchange Commission on March 10, 2017.

Tax Fees

Kesselman billed us tax fees in the aggregate amount of $39,200 and $38,675 for the year ended December 31, 2018 and 2017, respectively. These fees relate to professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Kesselman did not bill us for any other fees for the year ended December 31, 2018 and 2017.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Documents filed as part of report:

1. Financial Statements

The following financial statements are included herein:

●	Report of Kesselman & Kesselman, Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets as of December 31, 2018 and 2017
●	Consolidated Statements of Operations for the Years Ended December 31, 2018 and 2017
●	Consolidated Statements of Changes in Equity for the Years Ended December 31, 2018 and 2017
●	Consolidated Statements of Cash Flows for the Years Ended December 31, 2018 and 2017
●	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

None

3. Exhibits

See Index to Exhibits

Item 16 . Form 10-K Summary

Not applicable.

Index to Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2015)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011)

3.3	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2013)

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 25, 2016)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Quarterly Report on Form 10-Q filed on August 9, 2016)

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 29, 2016)

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 15, 2017)

3.8	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 29, 2017)

3.9	Certificate of Designation of Preferences, Rights and Limitation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 4, 2017)

3.10	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 12, 2017)

3.11	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 22, 2017)

3.12	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 7, 2018)

3.13	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 1, 2018)

3.14	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 3, 2018)

3.15	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on July 5, 2018)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 5, 2013)

4.2	Rights Agreement dated as of October 22, 2013 between InspireMD, Inc. and Action Stock transfer Corporation, as Rights Agent, including exhibits thereto (incorporated by reference to an exhibit to the Registration Statement on Form 8-A filed with Securities and Exchange Commission on October 25, 2013)

4.3	Form of Series B Warrant Agent Agreement and Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to Amendment No.3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2017)

10.1+	Amended and Restated 2011 Umbrella Option Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2011)

10.2+	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.4+	Employment Agreement, by and between InspireMD Ltd. and Craig Shore, dated as of November 28, 2010 (incorporated by reference to Exhibit 10.21 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.5+	Form of Indemnity Agreement between InspireMD, Inc. and each of the directors and executive officers thereof (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.6	Agreement by and between InspireMD Ltd. and MeKo Laser Material Processing, dated as of April 15, 2010 (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.7	Agreement by and between InspireMD Ltd. and Natec Medical Ltd, dated as of September 23, 2009 (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.13+	InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2013)

10.14+	Amended and Restated Employment Agreement, dated May 5, 2014, by and between InspireMD, Inc. and Craig Shore (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2014)

10.15+	First Amendment to the InspireMD, Inc. Amended and Restated 2011 UMBRELLA Option Plan (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2014)

10.16+	Form of Incentive Stock Option Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.17+	Form of Nonqualified Stock Option Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.3 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.18+	Form of Restricted Stock Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.4 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.19+	Form of Restricted Stock Unit Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.5 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.20+	Form of Section 3(i) Stock Option Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (Israeli) (incorporated by reference to Exhibit 99.6 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.21+	Form of Section 102 Capital Gain Stock Option Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (Israeli) (incorporated by reference to Exhibit 99.7 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.22+	Form of Section 102 Capital Gain Restricted Stock Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (Israeli) (incorporated by reference to Exhibit 99.8 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.23+	Form of Stock Option Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (European) (incorporated by reference to Exhibit 99.9 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.24+	Form of Restricted Stock Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (European) (incorporated by reference to Exhibit 99.10 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.25+	Form of Stock Option Award Agreement outside the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.11 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.26+	Employment Agreement, dated July 14, 2014, by and between InspireMD, Inc. and James J. Barry, Ph.D. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2014)

10.28+	Amendment to Employment Agreement, dated January 5, 2015, by and between InspireMD, Inc. and James J. Barry, PhD (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2015)

10.29+	First Amendment to Amended and Restated Employment Agreement, dated January 5, 2015, by and between InspireMD, Inc. and Craig Shore (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2015)

10.30+	Amendment Number Two to Employment Agreement, dated February 22, 2015, by and between InspireMD, Inc. and James J. Barry, PhD (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2015)

10.31	Form of $4,812.5 Warrant (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2015)

10.32+	First Amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 9, 2015)

10.33+	Option Cancellation and Release Agreement, dated January 26, 2016, by and between InspireMD, Inc. and Sol J. Barer (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 28, 2016)

10.34+	Option Cancellation and Release Agreement, dated January 26, 2016, by and between InspireMD, Inc. and James Barry (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 28, 2016)

10.35+	Option Cancellation and Release Agreement, dated January 26, 2016, by and between InspireMD, Inc. and Michael Berman (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on January 28, 2016)

10.36+	Option Cancellation and Release Agreement, dated January 26, 2016, by and between InspireMD, Inc. and Paul Stuka (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on January 28, 2016)

10.37+	Option Cancellation and Release Agreement, dated January 26, 2016, by and between InspireMD, Inc. and Campbell Rogers (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on January 28, 2016)

10.38+	Option Cancellation and Release Agreement, dated January 26, 2016, by and between InspireMD, Inc. and Craig Shore (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on January 28, 2016)

10.39+	Third Amendment to Employment Agreement, dated March 28, 2016, by and between InspireMD, Inc. and James J. Barry, PhD (incorporated by reference to Exhibit 10.66 to the Annual Report on Form 10-K filed on March 28, 2016)

10.40	Form of $516.25 Underwritten Warrant (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2016)

10.41	Form of $645.40 Underwriter Warrant (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2016)

10.42	Form of $516.25 Private Placement Warrant (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2016)

10.43	Form of $645.40 Placement Agent Warrant (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2016)

10.44+	Second Amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 25, 2016)

10.45+	Fourth Amendment to Employment Agreement, dated June 6, 2016, by and between InspireMD, Inc. and James Barry, Ph.D. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 7, 2016)

10.46	Warrant Agreement, dated June 13, 2016, by and between InspireMD, Inc. and Hercules Capital, Inc. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on June 14, 2016)

10.47	Amendment to Securities Purchase Agreement, dated June 17, 2016, by and among InspireMD, Inc. and the Purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.76 to the Registration Statement on Form S-1/A filed on June 17, 2016)

10.48	Placement Agent Unit Purchase Option, dated June 7, 2016, issued to Dawson James Securities, Inc. (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q filed on August 9, 2016)

10.49	Warrant Agent Agreement and Form of Warrant, dated as of July 7, 2016, between InspireMD, Inc. and Action Stock Transfer Corporation, as Warrant Agent (incorporated by reference to an exhibit to the Registration Statement on Form 8-A filed with Securities and Exchange Commission on July 26, 2016)

10.50+	Second Amendment to Amended and Restated Employment Agreement, dated July 25, 2016, by and between InspireMD, Inc. and Craig Shore agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 29, 2016)

10.51+	Third Amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 29, 2016)

10.52+	Employment Agreement, dated October24, 2016, by and between InspireMD, Inc. and Agustin Gago (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 27, 2016)

10.53+	Director Offer Letter, between InspireMD, Inc. and Thomas J. Kester, dated September 6, 2016

10.54+	First Amendment to Nonqualified Stock Option Agreement dated November 16, 2011, by and between InspireMD, Inc. and Sol Barer, dated as of June 2, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 2, 2017)

10.55+	First Amendment to Nonqualified Stock Option Agreement dated March 31, 2015, by and between InspireMD, Inc. and Sol Barer, dated as of June 2, 2017 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 2, 2017)

10.56+	First Amendment to Nonqualified Stock Option Agreement dated June 30, 2015, by and between InspireMD, Inc. and Sol Barer, dated as of June 2, 2017 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on June 2, 2017)

10.57+	First Amendment to Nonqualified Stock Option Agreement dated September 30, 2015, by and between InspireMD, Inc. and Sol Barer, dated as of June 2, 2017 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on June 2, 2017)

10.58+	First Amendment to Nonqualified Stock Option Agreement dated June 30, 2016, by and between InspireMD, Inc. and Sol Barer, dated as of June 2, 2017 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on June 2, 2017)

10.59+	First Amendment to Nonqualified Stock Option Agreement dated December 7, 2016, by and between InspireMD, Inc. and Sol Barer, dated as of June 2, 2017 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on June 2, 2017)

10.60+	Fifth Amendment to Employment Agreement, dated September 5, 2017, by and between InspireMD, Inc. and James Barry, Ph.D. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 7, 2017)

10.61	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 29, 2017)

10.62	Amendment to Securities Purchase Agreement, dated February 21, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 21, 2018)

10.63	Waiver Agreement, dated February 26, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 26, 2018)

10.64	Form of Underwriter Warrant, dated March 1, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 1, 2018)

10.65	Waiver Agreement, dated March 28, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 29, 2018)

10.66	Form of Underwriter Warrant, dated April 2, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 3, 2018)

10.67	Letter Agreement, dated June 28, 2018, by and between InspireMD, Inc. and Sabby Healthcare Master Fund, Ltd. (incorporated by reference to Exhibit 10.67 to the Registration Statement on Form S-1, Amendment No. 2, filed with the SEC on June 26, 2018 (File No. 333-225680))

10.68	Form of Series D Warrant (incorporated by reference to Exhibit A to Exhibit 4.3 to the Company’s Registration Statement on Form S-1, Amendment No. 2, filed with the SEC on June 26, 2018 (File No. 333-225680))

10.69	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1, Amendment No. 2, filed with the SEC on June 26, 2018 (File No. 333-225680))
10.70	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1, Amendment No. 2, filed with the SEC on June 26, 2018 (File No. 333-225680))

10.71+	General Release and Severance Agreement, dated September 24, 2018, by and between InspireMD, Inc. and Agustin Gago (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 28, 2018)

10.72+	Fourth Amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 26, 2018)

10.73+	Amended and Restated Employment Agreement, dated February 4, 2019, by and between InspireMD, Inc. and James J. Barry, Ph.D. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 6, 2019)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

23.1*	Consent of Kesselman & Kesselman, Certified Public Accountants

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Annual Report on Form 10-K for the twelve months ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii)Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Stockholders’ Equity (Capital Deficiency) and (vi) Notes to Consolidated Financial Statements

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIREMD, INC.

Date: February 19, 2019	By:	/s/ James Barry
James Barry, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ James Barry	President, Chief Executive Officer and Director	February 19, 2019
James Barry, Ph.D.	(principal executive officer)

/s/ Craig Shore	Chief Financial Officer, Chief Administrative Officer, Secretary and Treasurer	February 19, 2019
Craig Shore	(principal financial and accounting officer)

/s/ Paul Stuka	Chairman of the Board of Directors	February 19, 2019
Paul Stuka

/s/ Michael Berman	Director	February 19, 2019
Michael Berman

/s/ Thomas J. Kester	Director	February 19, 2019
Thomas J. Kester

/s/ Campbell Rogers, M.D.	Director	February 19, 2019
Campbell Rogers, M.D.

INSPIREMD, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2018

F-1

INSPIREMD, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2018

Report of Independent Registered Public Accounting Firm

To the board of directors and shareholders of InspireMD Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of InspireMD Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in equity and cash flows for each of the two years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Tel-Aviv, Israel	Kesselman & Kesselman
February 19, 2019	Certified Public Accountants (lsr.)
A member of PricewaterhouseCoopers International Limited

We have served as the Company’s auditor since 2010.

F-3

INSPIREMD, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

	December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,384	$3,710
Accounts receivable:
Trade, net	716	643
Other	104	207
Prepaid expenses	81	62
Inventory	1,134	533
TOTAL CURRENT ASSETS	11,419	5,155

NON-CURRENT ASSETS:
Property, plant and equipment, net	421	476
Fund in respect of employee rights upon retirement	448	476
TOTAL NON-CURRENT ASSETS	869	952
TOTAL ASSETS	$12,288	$6,107

INSPIREMD, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands other than share and per share data)

	December 31,
	2018	2017
LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	929	328
Other	1,966	2,134
Contract liability	25	20
TOTAL CURRENT LIABILITIES	2,920	2,482

LONG-TERM LIABILITIES-
Liability for employees rights upon retirement	605	624

TOTAL LONG-TERM LIABILITIES	605	624

COMMITMENTS AND CONTINGENT LIABILITIES (Note 9)
TOTAL LIABILITIES	3,525	3,106

REDEEMABLE PREFERRED SHARES	-	274

EQUITY:

Common stock, par value $0.0001 per share; 150,000,000 shares authorized at December 31, 2018 and 2017; 38,408,953 and 1,483,556 shares issued and outstanding at December 31, 2018 and 2017, respectively	4	-
Preferred B shares, par value $0.0001 per share; 500,000 shares authorized at December 31, 2018 and 2017; 17,303 and 27,075 shares issued and outstanding at December 31, 2018 and 2017, respectively	-	-
Preferred C shares, par value $0.0001 per share; 1,172,000 shares authorized at December 31, 2018 and 2017; 61,423 and 741,651 shares issued and outstanding at December 31, 2018 and 2017, respectively	-	-
Preferred D shares, par value $0.0001 per share; 750 shares authorized at December 31, 2018 and 2017; 0 and 750 shares issued and outstanding at December 31, 2018 and 2017, respectively	-	-
Additional paid-in capital	156,351	143,079
Accumulated deficit	(147,592)	(140,352)
Total equity	8,763	2,727
Total liabilities, redeemable preferred shares and equity	$12,288	$6,107

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except per share data)

	Year Ended December 31,
	2018		2017

REVENUES		$3,601	$2,761
COST OF REVENUES		2,606	2,176
GROSS PROFIT		995	585
OPERATING EXPENSES:
Research and development		1,535	1,276
Selling and marketing		2,241	2,357
General and administrative		4,830	5,184
Total operating expenses		8,606	8,817
LOSS FROM OPERATIONS		(7,611)	(8,232)
FINANCIAL EXPENSES, net:
Interest expenses			119
Other financial expenses (income)		(371)	60
Total financial expenses (income)		(371)	179
LOSS BEFORE TAX EXPENSES		(7,240)	(8,411)
TAX EXPENSES		-	27
NET LOSS		$(7,240)	$(8,438)
BASIC AND DILUTED LOSS PER SHARE:
Beneficial conversion feature of Series C Convertible Preferred shares	$		$(633)
Extinguishment and accretion of preferred shares		(456)	(3,957)
NET LOSS APPLICABLE TO ORDINARY SHARES		$(7,696)	$(13,028)
NET LOSS PER SHARE - basic and diluted		(0.33)	(34.98)
WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES USED IN COMPUTING NET LOSS PER SHARE - basic and diluted		23,076,944	372,460

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. dollars in thousands, except share data)

	Common stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Preferred Stock		Additional paid-in	Accumulated	Total equity (capital
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	deficiency)
BALANCE AT JANUARY 1, 2017	42,401	*	311,521	*					$135,959	$(131,914)	$4,045
Net loss										(8,438)	(8,438)
Issuance of preferred shares and warrants, net of $776 issuance costs					1,069,822	*			6,072		6,072
Issuance of preferred shares, net of $90 issuance costs							750	*	660		660
Conversion of preferred B shares to common shares	1,404,424	*	(284,446)	*					660		660
Conversion of preferred C shares to common shares	37,506	*			(328,171)	*					*
Classification of Redemption Obligation of preferred shares holder to Mezzanine									(934)		(934)
Share-based compensation related to restricted stock award, net of forfeitures of 202 shares	(118)	*							333		333
Share-based compensation related to stock options award									339		339
Taxes withheld in respect of share issuance	(657)	*							(10)		(10)
BALANCE AT DECEMBER 31, 2017	1,483,556	*	27,075	*	741,651	*	750	*	$143,079	$(140,352)	$2,727

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. dollars in thousands, except share data)

	Common stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Preferred Stock		Additional paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity

BALANCE AT DECEMBER 31, 2017	1,483,556	*	27,075	*	741,651	*	750	*	$143,079	$(140,352)	$2,727
Net loss										$(7,240)	$(7,240)
Issuance of common shares, warrants, Pre-funded warrants and exercise of pre-funded warrants, net of $2,206 issuance costs	35,588,810	4							15,823		15,827
Redemption of Series D Preferred Stock							(750)	*	(750)		(750)
Conversion of Series B Convertible Preferred Stock to common shares	80,620	*	(9,772)	*					274		274
Classification of Series C Convertible Preferred Stock					(353,792)	*			(3,200)		(3,200)
Conversion of Series C Convertible Preferred Stock to common shares	1,144,726	*			(326,436)	*			936		936
Exercise of Unit Purchase Option	111,442	*							557		557
Accretion of redeemable preferred shares									(438)		(438)
Share-based compensation related to restricted stock and stock options award, net of forfeitures of 201 shares	(201)	*							70		70
BALANCE AT December 31, 2018	38,408,953	4	17,303	*	61,423	*	-	*	$156,351	$(147,592)	$8,763

* Represents an amount less than $1 thousand

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Year ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,240)	$(8,438)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	152	178
Loss from sale of property, plant and equipment	-	8
Change in liability for employees rights upon retirement	(19)	(37)
Financial income and interest paid	(392)	(511)
Share-based compensation expenses	70	672
Loss (gains) on amounts funded in respect of employee rights upon retirement, net	5	(17)
Changes in operating asset and liability items:
Decrease (increase) in prepaid expenses	(19)	3
Increase in trade receivables	(73)	(287)
Decrease (increase) in other receivables	90	(37)
Increase in inventory	(601)	(33)
(Decrease) increase in trade payables	584	(290)
(Decrease) increase in other payables and contract liability	(163)	584
Net cash used in operating activities	(7,606)	(8,131)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(67)	(258)
Amounts funded (withdrawn) in respect of employee rights upon retirement, net	23	(60)
Net cash used in investing activities	(44)	(318)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares and warrants and exercise of Pre-Funded Warrants and unit purchase option, net of $2,206 and $776 issuance costs, respectively	16,384	6,822
Redemption of series C and D preferred stock	(3,014)	-
Repayment of long-term loan		(2,179)
Taxes withheld in respect of share issuance		(10)
Net cash provided by financing activities	13,370	4,633
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(46)	10
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,674	(3,806)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,710	7,516
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF YEAR	$9,384	$3,710
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes	$-	$-
Interest paid	$-	$583
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
Issuance Costs	$-	90
Classification of Redemption Obligation of Preferred Shares to Mezzanine and Embedded Derivative, see Note 10a	$164	274

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

The Company has an accumulated deficit as of December 31, 2018, as well as a history of net losses and negative operating cash flows in recent years. The Company expects to continue incurring losses and negative cash flows from operations until its products (primarily CGuard™ EPS) reach commercial profitability. As a result of these expected losses and negative cash flows from operations, along with the Company’s current cash position, the Company has sufficient resources to fund operations through the end of the third quarter of 2019. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. These financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to inventory valuations, classification and fair value of financial instruments and legal contingencies.

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

Revenue recognition following the adoption of the New Revenue Standard on January 1, 2018

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

The Company recognizes the incremental costs of obtaining contracts as an expense since the amortization period of the assets that the Company otherwise would have recognized is one year or less. The costs are recorded under selling and marketing expenses. Disaggregated revenue is disclosed in Note 13.

Revenue recognition prior to the adoption of the New Revenue Standard on January 1, 2018

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

Costs related to advertising and promotion of products are charged to sales and marketing expense as incurred. Advertising expenses were approximately $157,000 and $193,000 for the years ended December 31, 2018 and 2017, respectively.

o.	Net loss per share

Basic and diluted net loss per share is computed by dividing the net loss for the period attributable to common stock (after adding the beneficial conversion feature included in the Series C Convertible Preferred Stock and the extinguishment of Series B Convertible Preferred Stock and the extinguishment and accretion of Series D and Series C Convertible Preferred shares) by the weighted average number of shares of common stock outstanding during the period, including 1,081,581 and 23,481 weighted average shares of common stock issuable to holders of Series B Convertible Preferred Stock for the years ended December 31, 2018 and 2017, respectively (since they are convertible based on passage of time).

The calculation of diluted net loss per share excludes potential share issuances of common stock upon the exercise of share options, warrants, restricted stocks, preferred stock and placement agent unit as their effect is anti-dilutive.

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

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

r.	Issued accounting pronouncements

1) In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. The guidance in ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. The Company has determined the adoption will not have a material impact on its consolidated financial statements.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

2) In February 2016, the FASB issued ASU 2016-02 Leases. The guidance establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The guidance will become effective for interim and annual periods beginning on January 1, 2019. a modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company expects to adopt the new standard on January 1, 2019 and use the effective date as its date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The Company expects that this standard will have a material effect on its’s financial statements. The most significant effect relates to the recognition of new ROU assets and lease liabilities on the balance sheet for its operating leases of real estate and vehicles; and (2) providing significant new disclosures about the Company’s leasing activities. The Company, however, does not expect a material impact to its consolidated statements of income and consolidated statements of cash flow.

On adoption, the Company currently expects to recognize additional operating liabilities of approximately $1.1 million, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

The new standard also provides practical expedients for an entity’s ongoing accounting. The Company currently expects to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases, the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company also currently expects to elect the practical expedient to not separate lease and non-lease components for all of the Company’s leases.

3) Fair Value Measurement (Topic 820)

In August 2018, the FASB issued ASU 2018-13—Fair value measurement (Topic 820)—Disclosure framework—Changes to the disclosure requirements for fair value measurement. This guidance removes certain disclosure requirements related to the fair value hierarchy, modifies existing disclosure requirements related to measurement uncertainty and adds new disclosure requirements. The new disclosure requirements include disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. Certain disclosures required by this guidance will need to be applied on a retrospective basis and others on a prospective basis. The guidance will be effective for fiscal years beginning after December 15, 2019, although early adoption is permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

4) Financial Instruments-Credit Losses (Topic 326)

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (ASU 2016-13) “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. We will adopt ASU 2016-13 effective January 1, 2020. We are currently evaluating the effect of the adoption of ASU 2016-13 on our consolidated financial statements.

NOTE 3 - FAIR VALUE MEASURMENT

The following tables summarize the activity for those financial liabilities where fair value measurements are estimated utilizing Level 3 inputs:

Derivative Liability
($ in thousands)
Balance as of January 1, 2017	$-
Classification of Redemption Obligation of preferred shares holder to Mezzanine	66
Conversion of Series B Convertible Preferred Stock to common shares	(66)
Balance as of December 31, 2017	-
Classification of Redemption Obligation of preferred shares holder to Mezzanine	620
Conversion of Series C Convertible Preferred Stock to common shares	(182)
Revaluation of embedded derivative- financial income	(438)

Balance as of December 31, 2018	$-

Level 3 liabilities include Derivative Liability related to the Company Series B Convertible Preferred Stock and Series C Convertible Preferred Stock, as described in Note 10. The Company values the Level 3 Derivative Liability using multi-period Binomial model, whose inputs include probability of completing fund raising and the related fund raise amounts, volatility of stock prices, stock prices, term to extinguish the Series C Convertible Preferred shares held by the Series D investor (se defined in Note 10).

In calculating the fair value of Derivative Liability related to the Series C Convertible Preferred Stock, the Company used the following assumptions: stock price of $4.20 for the transaction date, and Volatility of 140.95% -166.60% for the transaction date.

Regarding the derivative embedded in Series B redeemable preferred stock, which is a Level 3 measurement, see Note 10a.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

a. Composition of assets, grouped by major classifications, is as follows:

	December 31,
	2018	2017
	($ in thousands)
Cost:
Computer equipment	$241	$214
Office furniture and equipment	73	75
Machinery and equipment	1,262	1,209
Leasehold improvements	144	143
	1,720	1,641
Less - accumulated depreciation and amortization	(1,299)	(1,165)
Net carrying amount	$421	$476

b.	Depreciation and amortization expenses totaled approximately $139,000 and $153,000 for the years ended December 31, 2018 and 2017, respectively.

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

The severance pay liability of the Company for the rest of its Israeli employees, which reflects the undiscounted amount of the liability, is based upon the number of years of service and the latest monthly salary. The severance pay liability is partly covered by insurance policies and by regular deposits with recognized severance payment funds. The Company may only withdraw funds previously deposited for savings in connection with the payment of severance. The severance pay expenses were approximately $186,000 and $154,000 for the years ended December 31, 2018 and 2017, respectively.

Defined contribution plan expenses were approximately $244,000 and $223,000 for the years ended December 31, 2018 and 2017, respectively.

The Company expects contribution plan expenses in 2019 to be approximately $241,000.

NOTE 6 - loan

During the year ended 2017, the Company paid the remaining interest and principal balances under a Loan and Security Agreement from October 23, 2013, in consideration of $2,684,000. Principal payments of $2,179,000 were classified as financing cash outflows in the consolidated statement of cash flows, with the remaining interest payment classified within operating cash flows. All liens and other security interests granted by the Company and its subsidiaries in connection with the Loan and Security Agreement were terminated upon such payment.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7 - RELATED PARTIES TRANSACTIONS

a.	Chief Executive Officer (“CEO”)

On September 5, 2017 the Company and the Company’s CEO entered into a fifth amendment (the “Fifth Amendment”) to the CEO’s employment agreement, in order to, among other things (i) modify the term of the CEO’s employment to (a) continue until July 31, 2018, and (b) provide that in the event that the term is not extended beyond July 31, 2018, by mutual agreement of the parties and the Company does not offer the CEO a position as CEO on the same or more favorable terms with an annual base salary of at least $400,000, the CEO’s termination will be deemed a termination without cause; and (ii) amend the terms and conditions of the CEO’s compensation, as described below.

Pursuant to the Fifth Amendment, the CEO was to be paid a base salary of no less than $30,416.67 per month ($365,000 on an annualized basis) while he was employed by the Company during the term; such amount may be reduced only as part of an overall cost reduction program that affects all of the senior executives of the Company and does not disproportionately affect the CEO, so long as such reductions do not reduce the base salary to a rate that is less than 90% of the amount set forth above (or 90% of the amount to which it has been increased). Notwithstanding the foregoing, in the event of the closing of a transaction or series of related transactions with investors where Company raises an aggregate of $7 million from such investors, the CEO’s annual base salary would increase to $400,000. The CEO’s annual base salary was increased to $400,000, as the March 2018 and the April 2018 offerings raised more than $7 million, effective as of April 1, 2018 with payment beginning as of the first November 2018 pay period. During the year ended 2018, including after the expiration of the term on July 31, 2018, the CEO’s compensation was paid pursuant to the prior employment agreement, as amended by the fifth amendment, until, on February 4, 2019, the Company entered into an amended and restated employment agreement (the “A&R Employment Agreement”) with the CEO, which amended, restated and superseded the CEO’s prior employment agreement.

Pursuant to the prior employment agreement, as amended by the Fifth Amendment, the CEO was eligible to receive, subject to the CEO’s continued employment through the applicable grant date, (i) a nonqualified stock option relating to the number of shares of the Company’s common stock equal to 2% of the Company’s outstanding common stock on the date of the closing of the Financing (the “Financing Option”) and (ii) an award of a number of restricted shares of the Company’s common stock equal to 2% of our outstanding common stock on the date of the closing of the Financing (the “Financing Restricted Stock Award” and together with the Financing Option, the “Financing Equity Grant”), in each case, subject to the availability of shares for grant under the InspireMD, Inc. 2013 Long-Term Incentive Plan (the “2013 Plan”).

The CEO has an option to deliver a number of shares with an aggregate fair market value that equals or exceeds (to avoid issuance of fractional shares) the required tax withholding payment resulted from the vesting of the restricted stock or from the exercise of the options. As of December 31, 2018 and 2017, 0 and 657 shares were withheld by the Company to satisfy tax withholding obligations, respectively. The payment, amounting to $0 and $10,000, respectively, was deducted from equity.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7 - RELATED PARTIES TRANSACTIONS (continued):

b. On June 2, 2017 the Company’s then chairman of the board resigned from his position. In connection with his resignation, the Company amended certain stock option agreement the Company entered with him, to accelerate the vesting of unvested options in a negligible amount as of resignation date. In connection with the Company’s former chairman’s resignation, the Company announced the appointment of a new chairman of the board, who has been a director of the Company since August 2011.

c. On June 29, 2017, one of the Company’s directors was not nominated for re-election at the Company’s 2017 annual meeting of stockholders.

d. During the years ended December 31, 2018 and 2017, the Company did not grant any stock options to directors and executive officers.

e.	Balances with related parties:

	December 31,
	2018	2017
	($ in thousands)
Current liabilities:
Other accounts payable	$44	$47

f.	Transactions with related parties:

	Year ended December 31,
	2018	2017
	($ in thousands)

Compensation expenses (including share-based compensation)	$830	$1,208

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8 - NET LOSS PER SHARE:

Set forth below is data taken into account in the computation of loss per share:

	December 31,
	2018	2017
	($ in thousands expect share and share data)

Net Loss	$(7,240)	$(8,438)

Beneficial conversion feature of Series C Convertible Preferred shares		(633)
Extinguishment and accretion of Series D and Series C Convertible Preferred shares	(456)
Extinguishment of Series B Convertible Preferred shares		(3,957)
Adjusted Loss	$(7,696)	$(13,028)
Weighted average of Ordinary Shares
outstanding during the period	23,076,944	372,460
Basic and diluted loss per share (dollars)	$(0.33)	$(34.98)

The total number of shares of common stock related to outstanding options, warrants, restricted stock, Series C Convertible Preferred Stock, Series D Convertible Preferred Stock and placement agent units excluded from the calculations of diluted loss per share were 44,045,612 and 510,823 for the years ended December 31, 2018 and 2017, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENT LIABILITIES

a. Lease commitments:

1)	The Subsidiary has a lease agreement for a facility in Israel, which expires on December 31, 2020 with an option to extend the agreement for two additional years until December 31, 2022 under the terms stipulated in the agreement.

Rent expense included in the consolidated statements of operations totaled approximately $330,000 and $379,000 for the years ended December 31, 2018 and 2017, respectively.

As of December 31, 2018, the aggregate future minimum lease obligations for office rent under non-cancelable operating lease agreements are as follows:

($ in thousands)
Year Ended December 31:
2019	$300
2020	300
$600

2)	The Company leases its motor vehicles under operating lease agreements. As of December 31, 2018, the aggregate non-cancelable future minimum lease obligations for motor vehicles were approximately $7,000.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9 - COMMITMENTS AND CONTINGENT LIABILITIES (continued):

b.	Litigation:

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

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10 – EQUITY (continued):

Status of Share Capital as of December 31, 2018

During 2018 and 2017, the Company made multiple transactions related to the capital structure. Following either redemption or conversion of the company’s preferred stock, as of December 31, 2018, the Company has 17,303 shares of Series B Convertible Preferred Stock outstanding (convertible into 3,330,828 shares of common stock) out of 442,424 shares originally issued, 61,423 shares of Series C Convertible Preferred Stock (convertible into 1,310,357 shares of common stock) out of 1,069,822 shares originally issued and no Series D Convertible Preferred Stock. The respective certificate of designation for our Series B Convertible Preferred Stock and Series C Convertible Preferred Stock contains a full ratchet anti-dilution price protection to be triggered upon issuance of equity or equity-linked securities at an effective common stock purchase price of less than the conversion price in effect, so the number of shares of common stock issuable upon conversion of the Series B or C Convertible Preferred Stock could increase if another equity financing is completed at a price lower than the current conversion price of $0.30 per share.

Series B Convertible Preferred Stock – The July 2016 Offering

On July 7, 2016, the Company closed a public offering of 442,424 shares of Series B Convertible Preferred Stock and accompanying warrants (which is referred to as the “Series A Warrants”) to purchase up to 50,620 shares of common stock (the “July 2016 Offering”). Each share of Series B Convertible Preferred Stock and the accompanying Series A Warrants were sold at a price of $33.00. Each share of Series B Convertible Preferred Stock was initially convertible into 0.114 shares of common stock, reflecting a conversion price equal to $288.75 per share. The Series B Convertible Preferred Stock has certain anti-dilution provisions, and as further described below, in accordance with such provisions, the conversion price for the Series B Convertible Preferred Stock was adjusted several times when the Company conducted subsequent equity financings, and as of December 31, 2018, each share of Series B Convertible Preferred Stock is convertible into 110 shares of common stock at $0.30 per share. The holders of Series B Convertible Preferred Stock are entitled to receive cumulative dividends at the rate per share of 15% per annum of the stated value for five years, payable in cash or common stock, at the Company’s discretion.

The Series B Convertible Preferred Stock will automatically convert into shares of common stock after five years from issuance. Additionally, holders of the Series B Convertible Preferred Stock may elect to convert at any time. As further described below, the certificate of designation for the Series B Convertible Preferred Stock was amended in December 2017 to provide for an automatic exchange of each share of Series B Convertible Preferred Stock upon consummation of an offering of our common stock or common stock equivalents for gross proceeds of at least $8 million (a “Qualified Offering”) subject to the beneficial ownership limitation. The Series B Convertible Preferred Stock is subject to provisions providing for make-whole payments, pursuant to which, if the Series B Convertible Preferred Stock is converted into shares of common stock at any time prior to the fifth anniversary of the date of issuance, the holders will receive all of the dividends that, but for the early conversion, would have otherwise accrued on the applicable shares of Series B Convertible Preferred Stock being converted for the period commencing on the conversion date and ending on the fifth anniversary of the date of issuance, less the amount of all prior dividends paid on such converted Series B Convertible Preferred Stock before the date of conversion. The Series A Warrants are exercisable immediately and have a term of exercise of five years from the date of issuance and have an exercise price of $175.00 per share of common stock.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10 – EQUITY (continued):

The Company received gross proceeds of approximately $14.6 million from the July 2016 Offering, before deducting placement agent fees and offering expenses payable by the Company. In connection with the closing of the offering of the Series B Convertible Preferred Stock and Series A Warrants, the Company issued to the placement agent a unit purchase option to purchase a number of our securities equal to an aggregate of 3.5% of the securities sold in the July 2016 Offering. The placement agent unit purchase option has an exercise price equal to 125% of the public offering price.

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

Series C Convertible Preferred Stock – The March 2017 Offering

On March 14, 2017, the Company closed a public offering of 1,069,822 shares of Series C Convertible Preferred Stock, Series B warrants to purchase up to 122,269 shares of common stock and Series C warrants to purchase up to 122,269 shares of common stock (the “March 2017 Offering”). Each share of Series C Convertible Preferred Stock and the accompanying warrants were sold at a price of $6.40. Each share of Series C Convertible Preferred Stock was initially convertible into 0.114 shares of common stock reflecting a conversion price equal to $56.00 per share. The Series C Convertible Preferred Stock has certain anti-dilution provisions, and as further described below, in accordance with such provisions, the conversion price for the Series C Convertible Preferred Stock was adjusted several times when the Company conducted subsequent equity financings, and as of December 31, 2018, the outstanding shares of Series C Convertible Preferred Stock are convertible into an aggregate of 1,310,357 shares of common stock at $0.30 per share.

The Company received gross proceeds of approximately $6.8 million from the March 2017 Offering, before deducting placement agent fees payable by the Company equal to 8.0% of the gross proceeds of the offering and a solicitation fee equal to 3.0% of the proceeds from the exercise of the Series C Warrants and offering expenses payable by the Company.

The holders of Series C Convertible Preferred Stock may elect to convert at any time. The Series C Convertible Preferred Stock has certain anti-dilution provisions which provisions require the lowering of the applicable conversion price, as then in effect, to the purchase price of equity or equity-linked securities issued in subsequent offerings which will result in a greater number of shares of common stock being required to be issued to the holders of Series C Convertible Preferred Stock

The Series B warrants are exercisable immediately and have a term of exercise of five years from the date of issuance and have an exercise price of $70.00 per share of common stock.

The Series C warrants expired on September 14, 2017, and none were exercised prior to their expiration.

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

Pursuant to the terms of the July 2016 Offering that provided the holders of the Series B Convertible Preferred Stock with certain anti-dilution provisions, which provisions require the lowering of the applicable conversion price, as then in effect, to match the purchase price of equity or equity-linked securities issued in subsequent offerings, upon closing of the March 2017 Offering, the conversion price of the Series B Convertible Preferred Stock was adjusted to $56.00 per share of common stock, and each share of Series B Convertible Preferred Stock became convertible into 0.589 shares of common stock. As a result of such adjustment, the Company was required to issue to the holders of the Series B Convertible Preferred Stock an aggregate of 258,952 additional shares of common stock upon conversion of the Series B Convertible Preferred Stock and as payment of the dividends thereunder in common stock, based on 311,521 shares of Series B Convertible Preferred Stock outstanding as of March 8, 2017.

Series D Convertible Preferred Stock and amendments to existing preferred stock through December 31, 2017 in connection with the Series D Private Placement

On December 1, 2017, as part of a planned recapitalization, the Company sold 750 shares of Series D Convertible Preferred Stock (“Series D Preferred Stock”) to an institutional investor (“Series D Investor”) in a private placement pursuant to a securities purchase agreement (the “SPA”), dated November 28, 2017, for aggregate gross proceeds of $750,000. The stated value of each share of Series D Preferred Stock was $1,000, and each share of Series D Preferred Stock was initially convertible into 142.86 shares of common stock at $7.00 per share. The Series D Preferred Stock did not contain any substantive features that differ materially from common stock other than a mechanism that would prevent the Company from issuing, upon conversion of the Series D Preferred Stock into common stock, a number of shares of common stock which would exceed 42,677 shares (19.99% of the number of shares of common stock outstanding on the trading day immediately preceding the date of the SPA) of the Company common stock, unless the Company obtains shareholders’ approval required by the NYSE American. In addition, the SPA contained a “most favored nation” provision, which provided that, until the Company consummates a “Qualified Offering”, in the event the Company undertakes, or enter into any agreement to undertake, the issuance and sale of common stock and/or common stock equivalents to third party investors for cash (a “Subsequent Financing”), the Series D Investor may elect, in its sole discretion, to exchange all or some of the Series D Preferred Stock then held by such investor for any securities or units issued in such Subsequent Financing on a $1.00 per stated value for $1.00 new subscription amount basis (the “Series D Exchange Right”) . The surrender of Series D Preferred Stock was to be in lieu of any cash subscription amount required for the participation in such Subsequent Financing. The Series D Investor also had the option to exchange their Series D Preferred Stock into the securities issued in a Qualified Offering upon consummation of a Qualified Offering on a $1.00 per stated value for $1.00 new subscription amount basis.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10 – EQUITY (continued):

As a result of the issuance and sale of the Series D Preferred Stock, the conversion price of the outstanding shares of Series B Convertible Preferred Stock was reduced to $7.00 pursuant to the anti-dilution adjustment provisions of the Series B Convertible Preferred Stock, and the number of shares the Company would be required to issue to the holders of the Series B Convertible Preferred Stock upon conversion of the Series B Convertible Preferred Stock and as payment of the dividends thereunder in common stock was increased by an aggregate of 1,306,536 shares of common stock, based on 180,992 shares of Series B Convertible Preferred Stock outstanding as of November 28, 2017. There was no change to the conversion price of our outstanding Series C Convertible Preferred Stock as a result of an amendment made to the terms of the Series C Convertible Preferred Stock exempting the issuance of the Series D Preferred Stock from the anti-dilution adjustment provisions of the Series C Convertible Preferred Stock

The Company also agreed to use 12.5% of the proceeds from any subsequent offering of the Company’s securities to redeem the outstanding shares of Series B Convertible Preferred Stock owned by the Series D Investor until such time that the Company has redeemed, in the aggregate, at least $1 million of Series B Convertible Preferred Stock, up to $1.5 million of stated value of Series B Convertible Preferred Stock (“Redemption Obligation of Series B”).

In addition, in accordance with the original SPA, the certificate of designation for the Series B Convertible Preferred Stock was amended in December 2017 to provide for an automatic exchange of each share of Series B Convertible Preferred Stock upon the consummation of a Qualified Offering subject to the beneficial ownership limitation.

Furthermore, the original SPA provided that, upon the consummation of a Qualified Offering, the shares of Series C Convertible Preferred Stock owned by the Series D Investor would be automatically exchanged into the securities sold by the Company in a Qualified Offering upon the terms set forth in the Agreement. However, under the rules of the NYSE American, the Company was required to obtain shareholder approval for the exchange by such purchaser of any securities in the Qualified Offering that represent 20% or more of the Company’s total shares of common stock outstanding immediately prior to such offering.

For accounting purposes, the Company analyzed the classification of the Series D Preferred Stock, including whether the embedded conversion options should be bifurcated. As the Series D Preferred Stock is not redeemable, and the host contract was determined to be akin to equity, the entire instrument was classified as equity.

As of the date of the SPA, the Company analyzed the classification of the Redemption Obligation of Series B of the Company regarding the Series B Convertible Preferred Stock as agreed upon in the SPA. Based on ASC 480-10-S99 the Company determined that, as of the date of the SPA, since the Redemption Obligation of Series B was outside of its control, the Series B Convertible Preferred Stock was considered as contingently redeemable upon the occurrence of an event that is outside of its control and should be classified as a mezzanine equity. The Company determined that, as of the date of the SPA, Subsequent Financing and the related payment of Redemption Obligation of Series B was considered to be outside of the Company’s control. Accordingly, as of the date of the SPA, the redemption amount net of the embedded derivative (as described below), which amounts to $934,000, was classified as “Redeemable Preferred Shares” in the Consolidated Balance Sheet.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10 – EQUITY (continued):

In addition, as of the date of the SPA, the Company analyzed whether the conversion feature embedded in the shares of the Series B Convertible Preferred Stock subject to the Redemption Obligation of Series B should be bifurcated. As certain shares of the Series B Convertible Preferred Stock was contingently redeemable as of the date of the SPA, the host contract was determined to be akin to debt, and the other criteria under ASC 815-15-25-1 were met, an embedded derivative was separated from the host contract and accounted for as a derivative instrument pursuant to Subtopic 815-10. As of the date of the SPA, the embedded derivative was valued at $66,000.

Furthermore, as of the date of the SPA, the Company analyzed whether the change in the conversion price of the Series B Convertible Preferred Stock constituted an extinguishment for accounting purpose, by comparing the fair value of such preferred stock immediately before and after such change in terms. Since the fair value increased substantially, i.e by more than 10%, the change in terms was accounted for as an extinguishment.

As a result, the difference between the fair value of the preferred stock immediately after the change in term and the carrying amount immediately before such change, in the amount of approximately $3.9 million, was added to the basic loss per share attributable to the Company’s ordinary stockholders in the year ended December 31, 2017.

Conversion of Series B Convertible Preferred Stock held by Series D Investor

Of the 284,446 shares of Series B Convertible Preferred Stock that were converted during the year ended December 31, 2017, 206,105 shares were converted by the Series D Investor, and as of December 31, 2017, the Series D Investor held 8,295 shares Series B Convertible Preferred Stock with a stated value of $274,000. Accordingly, the maximum Redemption Obligation of Series B amount as of December 31, 2017, was $274,000. In addition, following the conversions of Series B Convertible Preferred Stock during the year ended December 31, 2017, the value of the embedded derivative as of December 31, 2017, was $0. On January 8, 2018, the Series D Investor converted its remaining 8,295 shares Series B Convertible Preferred Stock. Accordingly, following such conversions, the Company was no longer required to redeem any shares of Series B Convertible Preferred Stock held by the Series D Investor upon closing of a Subsequent Financing and the maximum Redemption Obligation of Series B was reduced to $0.

Placement Agent Unit Purchase Option Exercise and Series B Convertible Preferred Stock Conversion

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

Series D Amendments and 2018 Equity Offerings

On February 21, 2018, the SPA was amended (“February 2018 SPA amendment”) to require the Company (i) to use 15% of the proceeds from any subsequent offering of the Company’s securities that is not a Qualified Offering to redeem the outstanding shares of the Series C Convertible Preferred Stock held by the Series D Investor at a per share purchase price equal to the stated value of the Series C Convertible Preferred Stock, and (ii) upon closing of any subsequent offering that is a Qualified Offering, to exchange all remaining outstanding shares of Series C Convertible Preferred Stock held by the Series D Investor for any securities issued in such Qualified Offering on a $1.00 per stated value for $1.00 new subscription amount basis (subject to the beneficial ownership limitation set forth in the certificate of designation for the Series C Convertible Preferred Stock). The February 2018 SPA amendment provided that in the event that the Company fails, or is unable, to issue securities issued in the Qualified Offering to the Series D Investor in exchange for such investor’s remaining Series C Convertible Preferred Stock due to limitations mandated by the NYSE American, the Securities and Exchange Commission, or for any other reason, the Company would be required to offer to purchase from such investor those shares of Series C Convertible Preferred Stock not exchanged for the securities sold in the Qualified Offering at a per share purchase price equal to the stated value of Series C Convertible Preferred Stock. This requirement to purchase from the Series D Investor those shares of Series C Convertible Preferred Stock not exchanged for the securities sold in the Qualified Offering at a per share purchase price equal to the stated value of Series C Convertible Preferred Stock in case of a Qualified Offering, and the requirement to use 15% of the proceeds from any subsequent offering of the Company’s securities that is not a Qualified Offering to redeem the outstanding shares of the Series C Convertible Preferred Stock held by the Series D Investor at a per share purchase price equal to the stated value of the Series C Convertible Preferred Stock are referred to as “Redemption Obligation of Series C.”

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10 – EQUITY (continued):

For accounting purposes, as of the effective date of the February 2018 SPA amendment, the Company analyzed the classification of the Series C Convertible Preferred Stock in light of the Redemption Obligation of Series C regarding such preferred stock held by the Series D Investor, as agreed upon in the February 2018 SPA amendment. Based on ASC 480-10-S99 the Company determined that since the Redemption Obligation of Series C may occur upon contingent events, such as subsequent financing transactions not meeting the threshold for a Qualified Offering, that are not solely within the Company’s control, as of the effective date of the February 2018 SPA amendment the Series C Convertible Preferred Stock was considered as contingently redeemable and should be classified outside of permanent equity, within mezzanine equity.

In addition, as of the effective date of the February 2018 SPA amendment, the Company analyzed whether the conversion feature embedded in the shares of the Series C Convertible Preferred Stock subject to the Redemption Obligation of Series C should be bifurcated. As certain shares of the Series C Convertible Preferred Stock were contingently redeemable, as of the effective date of the February 2018 SPA amendment, the host contract was determined to be akin to debt, and the conversion feature not clearly and closely to the debt host given the anti-dilution protection included in the terms of these Series C Convertible Preferred Stock. Consequently, an embedded derivative was separated from the host contract and accounted for as a derivative instrument pursuant to Subtopic 815-10.

As of the effective date of the February 2018 SPA amendment, the Company classified an amount of $3,200,000 from permanent equity to “Redeemable Preferred Shares” and “Derivative Liability” in an amount of $2,580,000 and $620,000, respectively.

The Company values Level 3 derivative liability using an internally developed valuation model, whose inputs include potential equity transactions probability of completing successful fund raising during the relevant period and stock prices.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10 – EQUITY (continued):

On February 26, 2018, the Company and the Series D Investor entered into a waiver agreement (the “Waiver Agreement”) which provided that (i) the Series D Exchange Right, which was provided by the original SPA, would not be applicable to an offering of up to $7,000,000 which occurred no later than March 9, 2018, (ii) the Company shall reduce the conversion price of the Series D Preferred Stock to the public offering price of our common stock in such offering, and (iii) instead of using 15% of the proceeds from such offering to redeem shares of Series C Convertible Preferred Stock held by the Series D Investor, which was provided by the February 2018 SPA amendment, the Company was required to use 15% of the proceeds from such offering to redeem a portion of the outstanding shares of Series D Preferred Stock held by the Series D Investor at a per share purchase price equal to the stated value of the Series D Preferred Stock.

On March 1, 2018, the Company closed an underwritten public offering of 1,000,000 shares (the “March 2018 Offering”) of the Company’s common stock. The offering price to the public of the shares sold at the March 2018 Offering was $3.00 per share. The Company received gross proceeds of $3.0 million from the offering, before deducting underwriter commissions and discounts and other fees and expenses payable by the Company .In connection with the March 2018 Offering, the Company issued to the underwriter warrants to purchase up to 60,000 shares of common stock, or 6% of the number of shares of common stock sold in the offering (the “March Underwriter Warrants”). The March Underwriter Warrants are exercisable at any time and from time to time, in whole or in part, following the date of issuance and ending February 27, 2023, at a price per share equal to $3.75 (125% of the offering price to the public per share).

Pursuant to the SPA, as amended by February 2018 SPA amendment and the Waiver Agreement, following the closing of the offering on March 1, 2018, the Company used $450,000 (representing 15% of the gross proceeds from the March 2018 Offering) to purchase from the Series D Investor 450 shares of the Series D Preferred Stock at a per share purchase price equal to the stated value of the Series D Preferred Stock.

As a result of the March 2018 Offering, the respective conversion price for each of the Series B Convertible Preferred Stock, the Series C Convertible Preferred Stock and the Series D Preferred Stock was reduced to $3.00 per share, and the number of shares of common stock issuable upon conversion of the Series B Convertible Preferred Stock, the Series C Convertible Preferred Stock and the Series D Preferred Stock had increased as follows:

●	an aggregate of 190,333 additional shares of common stock upon conversion of the Series B Convertible Preferred Stock and as payment of the dividends thereunder in common stock, based on 17,303 shares of Series B Convertible Preferred Stock outstanding as of March 1, 2018.
●	an aggregate of 1,497,427 additional shares of common stock upon conversion of the Series C Convertible Preferred Stock, based on 741,651 shares of Series C Convertible Preferred Stock outstanding as of March 1, 2018.
●	an aggregate of 142,857 additional shares of common stock upon conversion of the Series D Preferred Stock, based on 750 shares of Series D Preferred Stock outstanding as of March 1, 2018.

For accounting purposes, as of the closing of the March 2018 Offering, the Company analyzed whether the change in the conversion price of the Series D Preferred Stock constitutes an extinguishment for accounting purposes, by comparing the fair value of the Series D Preferred Stock immediately before and after such change in terms. Since the fair value increased substantially, i.e by more than 10%, the change in terms was accounted for as an extinguishment. As a result, the difference between the fair value of the Series D Preferred Stock immediately after the change in term (the reduction of the conversion price from $7.00 per share to $3.00 per share, pursuant to the SPA, as amended by February 2018 SPA amendment and the Waiver Agreement) and the carrying amount immediately before such change, in the amount of $49,000, was added to the basic loss per share attributable to the Company’s common stockholders.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10 – EQUITY (continued):

On March 28, 2018, the Company and the Series D Investor entered into the second waiver agreement (the “Second Waiver Agreement”) which provided that (i) the Series D Exchange Right, which was provided by the original SPA, would not be applicable to a subsequent financing consisting solely of shares of common stock, which shall be publicly registered on Form S-3 for gross proceeds to us of up to $5,000,000, to be consummated by not later than April 3, 2018 (the “Planned April 2018 Offering”), (ii) the Company’s obligation to use 15% of the proceeds from any subsequent offering of our securities that is not a Qualified Offering to redeem the outstanding shares of the Series C Convertible Preferred Stock held by the Series D Investor, which was provided by the February 2018 SPA amendment, would not be applicable to the Planned April 2018 Offering, (iii) the Company shall reduce the conversion price of the Series D Preferred Stock to the public offering price of our common stock sold in the Planned April 2018 Offering, and (iv) the Company shall use $300,000 of the proceeds from the Planned April 2018 Offering to redeem outstanding shares of Series C Convertible Preferred Stock held by the Series D Investor at a per share purchase price equal to the stated value of the Series C Convertible Preferred Stock.

On April 2, 2018, the Company closed an underwritten public offering of 2,857,143 shares (the “April 2018 Offering”) of the Company’s common stock at the offering price to the public of $1.75 per share. The Company received gross proceeds of $5.0 million from the offering, before deducting underwriter discounts and commissions and other fees and expenses payable by the Company.

In connection with the April 2018 Offering, the Company agreed to issue to the underwriter warrants to purchase up to 171,429 shares of common stock, or 6% of the April 2, 2018 Shares sold in the offering (the “April Underwriter Warrants”). The April Underwriter Warrants will be exercisable at any time and from time to time, in whole or in part, following the date of issuance and ending March 28, 2023, at a price per share equal to $2.1875 (125% of the offering price to the public in the April 2018 Offering).

Pursuant to the SPA, as amended by the February 2018 SPA amendment, the Waiver Agreement and the Second Waiver Agreement, following the closing of the April 2018 Offering, the Company used $300,000 of the net proceeds of the offering to purchase from the Series D Investor 46,875 shares of the Series C Convertible Preferred Stock at a per share purchase price equal to the stated value of the Series C Convertible Preferred Stock.

As a result of the April 2018 Offering, the conversion price of the outstanding shares of Series D Preferred Stock was reduced to $1.75 pursuant to the Second Waiver Agreement, and the number of shares of common stock issuable upon conversion of the Series D Preferred Stock increased by an aggregate of 71,429 additional shares of common stock, based on 300 shares of Series D Preferred Stock outstanding as of April 2, 2018.

For accounting purposes, as of the closing of the April 2018 Offering, the Company analyzed whether the change in the conversion price of the Series D Preferred Stock constituted an extinguishment for accounting purposes, by comparing the fair value of the Series D Preferred Stock immediately before and after such change in terms. Since the fair value increased substantially, i.e by more than 10%, the change in terms was accounted for as an extinguishment. As a result, the difference between the fair value of the Series D Preferred Stock immediately after the change in term (the further reduction of the conversion price from $3.00 per share to $1.75 per share, pursuant to the SPA, as amended by February 2018 SPA amendment, the Waiver Agreement and the Second Waiver Agreement) and the carrying amount immediately before such change, in the amount of $32,000, was subtracted from the basic loss per share attributable to the Company’s common stockholders.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10 – EQUITY (continued):

Upon execution of the underwriting agreement for the April 2018 Offering, as of March 28, 2018, the respective conversion price of the outstanding shares of Series B Convertible Preferred Stock and Series C Convertible Preferred Stock was reduced to $1.75 pursuant to the anti-dilution adjustment provisions of the Series B Convertible Preferred Stock and of the Series C Convertible Preferred Stock, and the number of shares of common stock issuable upon conversion of the Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock had increased as follows:

●	an aggregate of 237,916 additional shares of common stock upon conversion of the Series B Convertible Preferred Stock and as payment of the dividends thereunder in common stock, based on 17,303 shares of Series B Convertible Preferred Stock outstanding as of March 28, 2018.
●	an aggregate of 688,297 additional shares of common stock upon conversion of the Series C Convertible Preferred Stock, based on 451,695 shares of Series C Convertible Preferred Stock outstanding as of March 28, 2018.

On June 28, 2018, the Company and the Series D Investor entered into a letter agreement (the “Letter Agreement”) which further amended the SPA to provide that, notwithstanding anything to the contrary in the prior agreements, in the event the Company consummates a Qualified Offering in which the Series D Investor and its affiliates invest at least $3 million, (i) instead of an automatic exchange of all outstanding shares of Series C Convertible Preferred Stock held by the Series D Investor into securities issued in a Qualified Offering on a $1.00 per stated value for $1.00 new subscription amount basis, all outstanding shares of Series C Convertible Preferred Stock held by the Series D Investor will be redeemed at a per share purchase price equal to the stated value of the Series C Convertible Preferred Stock, and (ii) all outstanding shares of Series D Preferred Stock will be redeemed at a per share purchase price equal to the stated value of the Series D Preferred Stock.

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

Pursuant to the Letter Agreement, the Company had revised its estimate as of June 30, 2018, of the expected timing of redemption of Series C Convertible Preferred stock to the estimated closing date of the July 2018 Offering (July 3, 2018). As a result, the total of $438,000 (accretion of the redeemable preferred shares) was recorded against Additional paid-in capital and added to basic loss per share attributable to the Company’s common stockholders.

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

Pursuant to the full ratchet anti-dilution adjustment provisions in the respective certificate of designation for the Company’s Series B Convertible Preferred Stock and Series C Convertible Preferred Stock, the conversion price of the outstanding shares of the Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock was reduced to $0.30 per share, effective as of the date of the underwriting agreement entered for the July 2018 Offering, and the number of shares of common stock issuable upon conversion of the Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock had increased as follows:

●	an aggregate of 2,759,829 additional shares of common stock upon conversion of the Series B Convertible Preferred Stock and as payment of the dividends thereunder in common stock, based on 17,303 shares of Series B Convertible Preferred Stock outstanding as of June 29, 2018.
●	an aggregate of 6,696,448 additional shares of common stock upon conversion of the Series C Convertible Preferred Stock, based on 378,840 shares of Series C Convertible Preferred Stock outstanding as of June 29, 2018.

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

Pursuant to the Letter Agreement, on July 3, 2018, upon closing of the July 2018 Offering, which was a Qualified Offering, the Company used $2,264,269 of the net proceeds of the July 2018 Offering to redeem 306,917 shares of Series C Convertible Preferred Stock and 300 shares of Series D Preferred Stock held by the Series D Investor.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10 – EQUITY (continued):

During the year ended December 31, 2018, the Company issued a total of 20,880,250 shares of its common stock in connection with the exercise of 20,880,250 Pre-Funded Warrants. The Company received aggregate cash proceeds equal to approximately $ 208,803 in connection with such exercises. As of December 31, 2018, the outstanding Pre-Funded Warrants are exercisable into 1,601,666 shares of common stock.

As of December 31, 2018, the Number of Preferred shares the amount each class is convertible into is below:

	Number of Preferred Stock	Number of underlying Common stock
Series B Convertible Preferred Stock	17,303	3,330,828	*
Series C Convertible Preferred Stock	61,423	1,310,357
Total		4,641,185

* Including the shares of common stock the holders of Series B Convertible Preferred Stock are entitled to receive as cumulative dividends at the rate per share of 15% per annum of the stated value for five years, payable in cash or common stock, at the Company’s discretion, but excluding effect of future conversion price adjustment, if any.

As of December 31, 2018, the Company has outstanding warrants to purchase an aggregate of 40,746,189 shares of common stock as follows:

	Number of underlying Common stock	Weighted average exercise price
Series A Warrants	52,165	$175.00
Series B Warrants	122,269	$70.00
Series D Warrants	40,333,332	$0.30
Other warrants	238,423	$88.47

Total Warrants	40,746,189	$1.25

As of December 31, 2018, the Company has 155,000,000 authorized shares of capital stock, par value $0.0001 per share, of which 150,000,000 are shares of common stock and 5,000,000 are shares of “blank check” preferred stock.

In the event of our liquidation, dissolution, or winding up, holders of Series B Convertible Preferred Stock and Series C Convertible Preferred Stock are entitled to receive the amount of cash, securities or other property to which such holder would be entitled to receive with respect to such shares of Preferred Stock if such shares had been converted to common stock immediately prior to such event.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10 – EQUITY (continued):

b.	Share-Based Compensation

1)	On March 28, 2011, the board of directors and stockholders of the Company adopted and approved the InspireMD, Inc. 2011 UMBRELLA Option Plan (the “Umbrella Plan”) which expires on March 27, 2021. Under the Umbrella Plan, as subsequently amended, the Company reserved 572 shares of common stock as awards to employees, consultants, and service providers. As of December 31, 2018, the Company had 310 shares of common stock available for future issuance under the plans as described above.

On December 16, 2013, the board of directors and stockholders of the Company adopted and approved the 2013 Plan. Under the 2013 Plan, the Company initially reserved 572 shares of common stock for awards to employees, officers, directors, consultants, and service providers. On September 9, 2015, May 24, 2016, September 28, 2016 and October 24, 2018, the stockholders approved an amendment to the 2013 Plan to increase the number of shares of common stock available for issuance pursuant to awards under the 2013 Plan by 537, 11,428, 7,200 and 8,900,000 shares of common stock, respectively, to a total of 8,919,737 shares of common stock. As of December 31, 2018, the Company reserved 8,910,610 shares of common stock available for future issuance under the plans as described above.

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

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10 – EQUITY (continued):

2)	During the years ended December 31, 2018 and 2017, the Company granted stock options to the CEO, employees and directors to purchase a total of 0 and 118 shares of the Company’s common stock, respectively. The options granted in the year ended 2017 have exercise prices ranging from $24.85-$34.65 per share, which were the fair market value of the company’s common stock on the date of each respective grant. The fair value of the above options, using the Black-Scholes option pricing models, was approximately $3,000. The 118 stock options granted in 2017 are subject to a three-year vesting period, with one-third of such awards vesting each year.

3)	During the year ended December 31, 2018 and 2017, the Company granted to the CEO, employees and directors 0 and 84 restricted shares of the Company’s common stock, respectively. The fair value of these restricted shares granted in the year ended December 31, 2017 was approximately $3,000. The 84 restricted shares granted during the year ended December 31, 2017 are subject to a three-year vesting period, with one-third of such awards vesting each year.

4)	The following table summarizes information about warrants and share options to employees:

	Year ended December 31
	2018		2017
	Number of warrants and options	Weighted average exercise price	Number of warrants and options	Weighted average exercise price
Outstanding - beginning of period	8,167	$970.55	9,655	$891.8
Granted	-		118	32.2
Forfeited	(1,808)	628.62	(1,606)	414.05
Exercised	-	-
Outstanding -end of period	6,359	$1,158.55	8,167	$970.55
Exercisable at the end of the period	5,111	$1,414.42	5,295	$1,431.85

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10 – EQUITY (continued):

5)	The following table summarizes information about warrants and share options to non-employees:

	Year ended December 31
	2018		2017
	Number of warrants and options	Weighted average exercise price	Number of warrants and options	Weighted average exercise price
Outstanding - beginning of period	49	$21,238.7	61	$$31,164.7
Granted	-	-	-	-
Forfeited	(19)	12,417.53	(12)	58,165.8
Exercised	-	-	-	-
Outstanding - end of period	30	32,348.23	49	$21,238.7
Exercisable at the end of the period	28	31,578.81	31	$20,874.35

6)	The following table summarizes information about restricted shares to employees:

	Year ended December 31
	2018	2017
	Number of restricted shares
Outstanding - beginning of period	1,093	3,755
Granted	-	84
Forfeited	(201)	(202)
Vested	(486)	(2,544)
Outstanding - end of period	406	1,093

7)	The following table provides additional information about all options outstanding and exercisable:

	Outstanding as of December 31, 2018
Exercise price	Options outstanding	Weighted average remaining contractual life (years)	Options exercisable
$0-$65.1	127	7.68	48
$106.4-$113.75	3,003	7.92	2,002
$166.25-$437.5	3,051	7.56	2,883
$1,180-$19,512.5	86	6.54	86
$25,550-$73,500	122	2.6	119
	6,389	7.62	5,138

The weighted average of the remaining contractual life of total vested and exercisable options as of December 31, 2018 was 7.57 years.

The aggregate intrinsic value of the total exercisable warrants and options as of December 31, 2018 was approximately $1.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10 – EQUITY (continued):

The weighted average fair value of options granted was $24.85 for the year ended December 31, 2017. The weighted average fair value of warrants and options granted was estimated using the Black-Scholes option-pricing model.

8)	The following table sets forth the assumptions that were used in determining the fair value of options granted to employees for the year December 31, 2017:

Year ended December 31
2017
Expected life	5-6.5 years
Risk-free interest rates	1.78%-2.18%
Volatility	94.42%-97.62%
Dividend yield	0%

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

9)	As of December 31, 2018, the total unrecognized compensation cost on employee and non-employee stock options and restricted shares, related to unvested stock-based compensation, amounted to approximately $38 thousand. This cost is expected to be recognized over a weighted-average period of approximately 0.55 years. This expected cost does not include the impact of any future stock-based compensation awards.

10)	The following table summarizes the allocation of total share-based compensation expense in the consolidated statements of operations:

	Year ended December 31
	2018	2017
	($ in thousands)
Cost of revenues	$4	$7
Research and development	-	32
Sales and marketing	6	86
General and administrative	60	547
	$70	$672

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 11 - TAXES ON INCOME:

a.	Tax laws applicable to the Company and its subsidiaries

Taxation in the United States

InspireMD, Inc. is taxed under U.S. tax laws. Accordingly, the applicable federal corporate tax rate in 2018 is 21%. State tax may also apply.

Taxation in Israel

In January 2016, the Law for the Amendment of the Income Tax Ordinance (No. 216) was published, enacting a reduction of corporate tax rate in 2016 and thereafter, from 26.5% to 25%.

In December 2016, the Economic Efficiency Law (Legislative Amendments for Implementing the Economic Policy for the 2017 and 2018 Budget Year), 2016 was published, introducing a gradual reduction in corporate tax rate from 25% to 23%. However, the law also included a temporary provision setting the corporate tax rate in 2017 at 24%. The corporate tax rate was 23% in 2018 and will be 23% thereafter.

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

The main benefit, to which InspireMD Ltd. is entitled, conditional upon the fulfilling of certain conditions stipulated by the above law, is a two-year exemption and five to eight years of a reduced tax rate of 10% to 23% from tax on income derived from beneficiary activities in facilities in Israel. The two-year exemption starts only when the Company starts to pay taxes after using all tax offsetting losses. The tax benefit period is twelve years from the year of election, which means that after a year of election, the two-year exemption and eight years of reduced tax rate can only be used within the next twelve years. The Company elected the year 2007, as a year of election and 2011 as an additional year of election.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 11 - TAXES ON INCOME (continued):

In the event of a distribution of tax-exempt income attributable to “Beneficiary Enterprises” as a cash dividend, the Company will be required to pay tax at a rate of 10% to 23% on the amount distributed, subject to certain conditions. In addition, dividends originating from income attributable to the “Beneficiary Enterprises” will be subject to a 20% withholding tax.

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

The Company opted not to apply for Preferred Enterprise status (as defined in the Amendment of the Law for the Encouragement of Capital Investments, 1959).

c.	Carry forward tax losses

As of December 31, 2018, the Company had a net carry forward tax loss of approximately $40 million, of which approximately $36 million (arising before January 1, 2018), expires until 2037, and approximately $4 million, which does not expire, but is limited to offset 80% of the net income in the year it is utilized.

Under the U.S. tax laws, for net operating losses (NOLs) arising after December 31, 2017, the Tax Cuts and Jobs Act enacted on December 22, 2017 (the “2017 Act”) limits a taxpayer’s ability to utilize NOL carryforwards to 80% of taxable income.

In addition, NOLs arising after 2017 can be carried forward indefinitely, but carryback is generally prohibited. NOLs generated in tax years beginning before January 1, 2018, will not be subject to the foregoing taxable income limitation and will continue to have a two-year carryback and twenty-year carryforward period.

As of December 31, 2018, InspireMD Ltd. had a net carry forward tax loss of approximately $71 million. Under Israeli tax laws, the carry forward tax losses can be utilized indefinitely.

d.	Loss before income taxes

The components of loss before income taxes are as follows:

	Year ended December 31
	2018	2017
	($ in thousands)
Loss before taxes on income:
InspireMD, Inc.	$(2,884)	$(3,673)
Subsidiaries	(4,356)	(4,738)
	$(7,240)	$(8,411)

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 11 - TAXES ON INCOME (continued):

e.	Current taxes on income

The main reconciling items between the statutory tax rate of the Company and the effective tax rate are the change in subsidiary tax rates and the change in valuation allowance in respect of tax benefits from carried forward tax losses due to uncertainty of the realization of such tax benefits and changes in tax rates following the 2017 Act.

The changes in the valuation allowance for the year ended December 31, 2018 and 2017 were as follows:

	Year ended December 31
	2018	2017
	($ in thousands)
Balance at the beginning of the year	$27,240	$29,682
Changes during the year:
Changes following enactment of the Act		(5,879)
Losses during the year (including foreign exchange rate effect)	400	3,437
Balance at the end of the year	$27,640	$27,240

f.	Accounting for Uncertain Tax position

Following is a reconciliation of the total amounts of the Company’s uncertain tax positions during the year ended December 31, 2018:

	Year ended December 31,
	2018	2017
	($ in thousands)
Balance at beginning of period	$28	$-
Increase in uncertain tax positions because of tax positions taken during the year	-	28
Balance at end of period	$28	$28

A summary of open tax years by major jurisdiction is presented below:

Jurisdiction	Years
U.S.	2015-2018
Israel	2014-2018
Germany	2013-2018
United Kingdom	2014-2015

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 11 - TAXES ON INCOME (continued):

g.	Deferred income tax:

	December 31,
	2018	2017
	($ in thousands)

Long-term:
Allowance for doubtful accounts	3	3
Allowance for bonus	-	54
Provision for vacation and recreation pay	38	37
R&D expenses	339	289
Share-based compensation	2,581	2,577
Carry forward tax losses	24,643	24,245
Accrued severance pay, net	36	35
	27,640	27,240
Less-valuation allowance	(27,640)	(27,240)
	$-	$-

NOTE 12 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION:

Balance sheets:

a.	Accounts receivable:

The changes in “Allowance for doubtful accounts” during the years ended December 31, 2018 and 2017 are as follows:

	Year ended December 31,
	2018	2017
	($ in thousands)
Balance at beginning of period	$72	$336
Additions during the period	-	-
Bad debt written-off during the period	-	(270)
Exchange rate differences	-	6
Balance at end of period	$72	$72

b.	Inventories:

	December 31,
	2018	2017
	($ in thousands)
Finished goods	$284	$174
Work in process	111	63
Raw materials and supplies	739	296
	$1,134	$533

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION (continued):

c.	Accounts payable and accruals-other:

	December 31,
	2018	2017
	($ in thousands)
Employees and employee institutions	$828	$853
Accrued vacation and recreation pay	171	165
Accrued expenses	903	976
Provision for sales commissions	37	109
Other	27	31
	$1,966	$2,134

NOTE 13 – DISAGGREGATED REVENUE AND ENTITY WIDE DISCLOSURES:

Revenues are attributed to geographic areas based on the location of the customers. The following is a summary of revenues:

	Year ended December 31,
	2018	2017
	($ in thousands)
Germany	$855	$551
Italy	632	557
Russia	351	343
Other	1,763	1,310
	$3,601	$2,761

By product:

	Year ended December 31,
	2018	2017
	($ in thousands)
CGuard™ EPS	$2,970	$1,922
MGuard Prime™ EPS	631	839
	$3,601	$2,761

By principal customers:

	Year ended December 31,
	2018	2017
Customer A	22%	14%
Customer B	10%	12%
Customer C	10%	12%

All tangible long lived assets are located in Israel.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 14 - SUBSEQUENT EVENTS:

On February 4, 2019, the Company and the Company’s CEO, entered into an amended and restated employment agreement (the “A&R Employment Agreement”). The A&R Employment Agreement amended, restated and superseded the CEO’s prior employment agreement with the Company, including any amendments thereto. The A&R Employment Agreement, among other things, (i) modify the term of the CEO’s employment to end on December 31, 2020 (“the A&R Term”), unless earlier terminated; (ii) grant the CEO 2,000,000 shares of restricted stock; (iii) upon achievement of certain criteria, the CEO will be eligible to receive an equity bonus relating to the number of shares of the Company’s common stock equal to 5% of the Company’s shares outstanding on the date of the grant (inclusive of, rather than in addition to, the 2,000,000 shares granted in (ii)), subject to Board approval, which shall be comprised of as close as is practicable to 50% stock options and 50% shares of restricted stock; (iv) entitle the CEO to a one-time lump sum severance payment of $850,000 if, during the A&R Term, the employment is terminated under certain conditions; provided, however, that if we have offered to extend the A&R Employment Agreement beyond December 31, 2020 on terms no less favorable than the terms of the A&R Employment Agreement and the CEO does not agree to such extension, the CEO will receive a one-time lump sum severance payment would be $600,000 instead of $850,000. In addition, as provided by the A&R Employment Agreement, in February 2019, we paid $33,000 to the CEO for his accrued but unused vacation time through the calendar year 2018.

In February 2019, the Company granted 3,437,275 restricted shares to certain employees and directors, inclusive of the 2,000,000 restricted shares issued to the CEO as mentioned above.

