Form 10-Q
period 2019-03-31
InspireMD, Inc.
filed 2019-05-13
CIK 1433607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	NSPR	NYSE American

The number of shares of the registrant’s common stock, $0.0001 par value, outstanding as of May 10, 2019: 1,397,655

2

INSPIREMD, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEAR ENDED March 31, 2019

INSPIREMD, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

	March 31	December 31
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,807	$9,384
Accounts receivable:
Trade, net	464	716
Other	186	104
Prepaid expenses	66	81
Inventory	1,447	1,134
TOTAL CURRENT ASSETS	7,970	11,419

NON-CURRENT ASSETS:
Property, plant and equipment, net	452	421
Right of use	1,104	-
Deferred issuance costs	49	-
Fund in respect of employee rights upon retirement	482	448
TOTAL NON-CURRENT ASSETS	2,087	869
TOTAL ASSETS	$10,057	$12,288

INSPIREMD, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands other than share and per share data)

	March 31	December 31
	2019	2018
LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	872	929
Other	1,740	1,966
Contract liability	25	25
TOTAL CURRENT LIABILITIES	2,637	2,920

LONG-TERM LIABILITIES-
Leasing liability	1,138	-
Liability for employees rights upon retirement	642	605

TOTAL LONG-TERM LIABILITIES	1,780	605

COMMITMENTS AND CONTINGENT LIABILITIES (Note 9)
TOTAL LIABILITIES	4,417	3,525

EQUITY:

Common stock, par value $0.0001 per share; 150,000,000 shares authorized at March 31, 2019 and December 31, 2018; 871,872 and 768,615 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	-	-
Preferred B shares, par value $0.0001 per share; 500,000 shares authorized at March 31, 2019 and December 31, 2018; 17,303 shares issued and outstanding at March 31, 2019 and December 31, 2018.	-	-
Preferred C shares, par value $0.0001 per share; 1,172,000 shares authorized at March 31, 2019 and December 31, 2018; 59,423 and 61,423 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	-	-
Additional paid-in capital	156,439	156,355
Accumulated deficit	(150,799)	(147,592)
Total equity	5,640	8,763
Total liabilities and equity	$10,057	$12,288

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except per share data)

	Three Months Ended March 31
	2019	2018

REVENUES	$415	$1,007
COST OF REVENUES	488	714
GROSS PROFIT (LOSS)	(73)	293
OPERATING EXPENSES:
Research and development	1,125	252
Selling and marketing	634	492
General and administrative	1,298	1,502
Total operating expenses	3,057	2,246
LOSS FROM OPERATIONS	(3,130)	(1,953)
FINANCIAL EXPENSES, net	77	436
LOSS BEFORE TAX EXPENSES	(3,207)	(2,389)
TAX EXPENSES	-	-
NET LOSS	$(3,207)	$(2,389)
NET LOSS PER SHARE - basic and diluted	(3.82)	$(54.00)
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING NET LOSS PER SHARE - basic and diluted	839,533	45,079

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(U.S. dollars in thousands, except share data)

	Common stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Additional paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
BALANCE AT DECEMBER 31, 2017	30,106	*	27,075	*	741,651	*	750	*	$143,079	$(140,352)	$2,727
Net loss										(2,389)	(2,389)
Issuance of common shares, net of $496 issuance costs	20,000	*							2,504		2,504
Redemption of Series D Preferred Stock							(450)	*	(450)		(450)
Conversion of Series B Preferred Stock to common shares	1,613	*	(9,772)	*					274		274
Conversion of Series C Preferred Stock to common shares	16,515	*			(289,956)	*			936		936
Classification of preferred shares									(3,200)		(3,200)
Accretion of redeemable preferred shares									47		47
Exercise of Unit Purchase Option	2,229	*							557		557
Share-based compensation related to restricted stock and stock options award									38		38
BALANCE AT MARCH 31, 2018	70,463	*	17,303	*	451,695	*	300	*	$143,785	$(142,741)	$1,044

* Represents an amount less than $1 thousand

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. dollars in thousands, except share data)

	Common stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Additional paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity

BALANCE AT December 31, 2018	768,615	*	17,303	*	61,423	*	$156,355	$(147,592)	$8,763
Net loss								(3,207)	(3,207)
Exercise of pre-funded warrants	32,034	*					16		16

Conversion of Series C Convertible Preferred Stock to common shares	854				(2,000)	*
Share-based compensation related to restricted stock and stock options award, net of forfeitures of 212 shares	70,369	*					68		68
BALANCE AT March 31, 2019	871,872	*	17,303	*	59,423	*	$156,439	$(150,799)	$5,640

* Represents an amount less than $1 thousand

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Three months ended March 31
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,207)	$(2,389)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35	41
Loss from sale of property, plant and equipment		11
Change in liability for employees rights upon retirement	37	433
Financial income and interest paid	5	38
Lease liability	34
Share-based compensation expenses	68
Loss on amounts funded in respect of employee rights upon retirement, net	5
Changes in operating asset and liability items:
Decrease in prepaid expenses	15	9
Decrease (Increase) in trade receivables	252	(111)
Increase in other receivables	(82)	(34)
Decrease (Increase) in inventory	(313)	16
(Decrease) increase in trade payables	(57)	184
(Decrease) increase in other payables and contract liability	(277)	22
Net cash used in operating activities	(3,485)	(1,780)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(66)	(1)
Amounts (withdrawn) in respect of employee rights upon retirement, net	(39)	(11)
Net cash used in investing activities	(105)	(12)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares and warrants and exercise of Pre-Funded Warrants and unit purchase option, net of $0 and $389 issuance costs, respectively	16	3,168
Redemption of series C and D preferred stock		(450)
Net cash provided by financing activities	16	2,718
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(3)	1
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,577)	927
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	9,384	3,710
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$5,807	$4,637
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
Issuance Costs	$49	262
Classification of Redemption Obligation of Preferred Shares to Mezzanine and Embedded Derivative	$-	1,943

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

The Company has an accumulated deficit as of March 31, 2019, as well as a history of net losses and negative operating cash flows in recent years. The Company expects to continue incurring losses and negative cash flows from operations until its products (primarily CGuard™ EPS) reach commercial profitability. As a result of these expected losses and negative cash flows from operations, along with the Company’s current cash position, the Company has sufficient resources to fund operations through the end of the fourth quarter of 2019. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. These financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, the financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position and results of operations of the Company. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2018, as found in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 19, 2019. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of results that could be expected for the entire fiscal year.

NOTE 3 – RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

a.	Newly issued accounting pronouncements

1)	In February 2016, the FASB established ASC Topic 842, Leases (Topic 842), by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. We adopted the new standard on January 1, 2019 using the modified retrospective transition method and we did not restate comparative periods. The new standard provides a number of optional practical expedients in transition. We have elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs for leases entered into prior to adoption of Topic 842.

Additionally, we did not separate lease and non-lease components for all of our leases. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. Instead, we will continue to recognize the lease payments for those leases in profit or loss on a straight-line basis over the lease term.

The new standard had a material effect on the Company’s financial statements. The most significant effects of adoption relate to (1) the recognition of new ROU assets and lease liabilities on its balance sheet for real estate operating leases; and (2) providing significant new disclosures about its leasing activities.

Upon adoption, we recognized additional operating lease liabilities, of approximately $1.2 million based on the present value of the remaining lease payments under current leasing standards for existing operating leases. The Company also recognized corresponding ROU assets of approximately $1.2 million. Lease terms may include options to extend or terminate the lease when the Company is reasonably certain that the option will be exercised. Lease expense is recognized on a straight-line basis over the lease term. Our leases may include variable payments based on measures that include changes in price index which are expensed as incurred and presented as operating expense on the condensed consolidated statements of operations in the same line item as expense arising from fixed lease payments.

The new standard also provides practical expedients for an entity’s ongoing accounting. Beginning in 2019, the Company changed to its disclosed lease recognition policies and practices, as well as to other related financial statement disclosures due to the adoption of this standard. See Note 9.

NOTE 4 - EQUITY:

a.	On March 27, 2019, the Company filed with the Secretary of State of Delaware a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a one-for-fifty reverse stock split of its common stock, par value $0.0001 per share, effective as of March 29, 2019. All related share and per share data have been retroactively applied to the financial statements and their related notes for all periods presented.

b.	During the three months ending March 31, 2019, the Company issued a total of 32,034 shares of its common stock in connection with the exercise of 32,034 Pre-Funded Warrants. The Company received aggregate cash proceeds equal to approximately $ 16,017 in connection with such exercises. As of March 31, 2019, the are no outstanding Pre-Funded Warrants.

c.	As of March 31, 2019, the Number of Preferred shares and the amount each class is convertible into is below:

	Number of Preferred Stock	Number of underlying Common stock
Series B Convertible Preferred Stock	17,303	66,617
Series C Convertible Preferred Stock	59,423	25,355
Total		91,972

* Including the shares of common stock the holders of Series B Convertible Preferred Stock are entitled to receive as cumulative dividends at the rate per share of 15% per annum of the stated value for five years, payable in cash or common stock, at the Company’s discretion, but excluding effect of future conversion price adjustment, if any.

As of March 31, 2019, the Company has outstanding warrants to purchase an aggregate of 815,197 shares of common stock as follows:

	Number of underlying Common stock	Weighted average exercise price
Series A Warrants	1,102	$8,750
Series B Warrants	2,448	$3,500
Series D Warrants	806,698	$15.19
Other warrants	4,949	$11,258

Total Warrants	815,197	$105.71

As of March 31, 2019, the Company had 155,000,000 authorized shares of capital stock, par value $0.0001 per share, of which 150,000,000 are shares of common stock and 5,000,000 are shares of “blank check” preferred stock.

On March 21, 2019, the stockholders approved the amendment of its Long Term Incentive Plan which was adopted by our board of directors on February 4, 2019, to increase the total number of shares of common stock issuable under such plan by 500,000 shares.

NOTE 5- NET LOSS PER SHARE:

Set forth below is data taken into account in the computation of loss per share:

	March 31
	2019	2018
	($ in thousands expect share and share data)

Net Loss	$(3,207)	$(2,389)

Extinguishment of series C preferred shares	-	(49)

Adjusted Loss	$(3,207)	$(2,438)
Weighted average of Common Stock
outstanding during the period	839,533	45,079
Basic and diluted loss per share (dollars)	(3.82)	$(54.00)

The total number of shares of common stock related to outstanding options, warrants, restricted stock, Series C Preferred Stock and placement agent units excluded from the calculations of diluted loss per share were 913,320 for three month period ended March 31, 2019.

The total number of shares of common stock related to outstanding options, warrants, restricted stock, Series C Preferred Stock, Series D Preferred Stock and placement agent units excluded from the calculations of diluted loss per share were 41,373 for the three-month period ended March 31, 2018.

NOTE 6 - FAIR VALUE MEASURMENT:

Fair value of financial instruments

The carrying amounts of financial instruments included in working capital approximate their fair value either because these amounts are presented at fair value or due to the relatively short-term maturities of such instruments.

As of March 31, 2019, and December 31, 2018, allowance for doubtful accounts was $72,000.

NOTE 7 - INVENTORY:

	March 31,	December 31,
	2019	2018
	($ in thousands)
Finished goods	$216	$284
Work in process	340	111
Raw materials and supplies	891	739
	$1,447	$1,134

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUALS - OTHER:

	March 31,	December 31,
	2019	2018
	($ in thousands)
Employees and employee institutions	398	828
Accrued vacation and recreation pay	184	171
Accrued expenses	1,129	903
Provision for sales commissions	-	37
Other	29	27
	$1,740	$1,966

NOTE 9 - COMMITMENTS AND CONTINGENT LIABILITIES:

a.	Lease Agreements

1)	The Company’s Israeli subsidiary has a lease agreement for a facility in Israel, which expires on December 31, 2020 with an option to extend the agreement for two additional years until December 31, 2022 under the terms stipulated in the agreement.

2)	The Company leases its motor vehicles under operating lease agreements.

3)	Operating lease cost for the three months ended March 31, 2019 was comprised of the following:

Three months ended March 31
2019
U.S. dollars in thousands
Operating lease expense	86
Short-term lease expense	2
Variable lease expense	-
88

Supplemental information related to leases are as follows:

March 31
2019
U.S. dollars in thousands
Operating lease right-of-use assets	1,104
Current Operating lease liabilities	(338)
Non-current operating lease liabilities	(800)

Other information:

Operating cash flows from operating leases (cash paid in thousands)	(85)
Weighted Average Remaining Lease Term	1.27
Weighted Average Discount Rate	9.07%

Maturities of lease liabilities are as follows:

Amount
U.S. dollars in thousands
2019 (excluding the three months ended March 31, 2019)	266
2020	355
2021	356
2022	334
Total lease payments	1,311
Less imputed interest	(173)
Total	1,138

4)	ASC 840 Disclosures

The Company elected the modified retrospective transition method and included the following tables previously disclosed.

Future contractual obligations under the abovementioned operating lease agreements (not including the extension option) as of December 31, 2018 are as follows:

Amount
U.S. dollars in thousands
2019	344
2020	355
2021	22
Total	721

F-13

b.	Litigation:

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

In July 2016, a service provider filed a suit seeking damages from the Company’s subsidiary amounting to $1,967,822. The Company’s subsidiary and the plaintiff have entered into a confidential settlement agreement in the amount of $600,000, and on April 24, 2019, the parties filed a stipulation of dismissal, dismissing all claims in this action. On April 25, 2019, the court denied as moot all pending motions. The related increase in provision of $354,000 was recorded to “Research and development expense” within the Consolidated Statements of Operations for the three months ended March 31, 2019.

NOTE 10 - DISAGGREGATED REVENUE AND ENTITY WIDE DISCLOSURES:

Revenues are attributed to geographic areas based on the location of the customers. The following is a summary of revenues:

	Three months ended March 31
	2019	2018
	($ in thousands)
Germany	$128	$272
Italy	80	187
Other	207	548
	$415	$1,007

By product:

	Three months ended March 31
	2019	2018
	($ in thousands)
CGuard	$376	$831
MGuard	39	176
	$415	$1,007

By principal customers:

	Three months ended March 31
	2019	2018
Customer A	29%	25%
Customer B	13%	9%

All tangible long lived assets are located in Israel.

F-14

NOTE 11 - SUBSEQUENT EVENTS

a.	On April 8, 2019, the Company closed an underwritten public offering of 486,957 shares of the Company’s common stock at the offering price to the public of $5.00 per share. The Company received net proceeds of approximately $2 million from the offering, after deducting underwriter discounts and commissions and other fees and expenses payable by the Company. As a result of such offering, the conversion price for each of the Series B Preferred Stock and Series C Preferred was reduced to $5.00 per share. In connection with this public offering, on April 12, 2019, the underwriter partially exercised its over-allotment option and purchased an additional 12,393 shares of our common stock at a price to the public of $5.00 per share. The Company received net proceeds of approximately $47,000 from the exercise of the over-allotment option.

In connection with the offering, the Company agreed to issue to the underwriter warrants to purchase up to 34,955 shares of common stock, or 7% of the shares sold in the offering, including the shares issued pursuant to the over-allotment option (the “April Underwriter Warrants”). The April Underwriter Warrants will be exercisable at any time and from time to time, in whole or in part, following the date of issuance and ending April 8, 2026 at a price per share equal to $6.25 (125% of the offering price to the public per April 8, 2019 Share).

F-15

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	our history of recurring losses and negative cash flows from operating activities, significant future commitments and the uncertainty regarding the adequacy of our liquidity to pursue our complete business objectives, and substantial doubt regarding our ability to continue as a going concern;

●	our need to raise additional capital to meet our business requirements in the future and such capital raising may be costly or difficult to obtain and could dilute out stockholders’ ownership interests;

●	our ability to maintain compliance with NYSE American listing standards;

●	our ability to generate revenues from our products and obtain and maintain regulatory approvals for our products;

●	our ability to adequately protect our intellectual property;

●	our dependence on a single manufacturing facility and our ability to comply with stringent manufacturing quality standards and to increase production as necessary;

●	the risk that the data collected from our current and planned clinical trials may not be sufficient to demonstrate that our technology is an attractive alternative to other procedures and products;

●	market acceptance of our products;

●	negative clinical trial results or lengthy product delays in key markets;

●	an inability to secure and maintain regulatory approvals for the sale of our products;

●	intense competition in our industry, with competitors having substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution and personnel resources than we do;

●	entry of new competitors and products and potential technological obsolescence of our products;

●	inability to carry out research, development and commercialization plans;

●	loss of a key customer or supplier;

●	technical problems with our research and products and potential product liability claims;

●	product malfunctions;

●	price increases for supplies and components;

●	adverse economic conditions;

●	insufficient or inadequate reimbursement by governmental and other third-party payers for our products;

●	our efforts to successfully obtain and maintain intellectual property protection covering our products, which may not be successful;

●	adverse federal, state and local government regulation, in the United States, Europe or Israel and other foreign jurisdictions;

●	the fact that we conduct business in multiple foreign jurisdictions, exposing us to foreign currency exchange rate fluctuations, logistical and communications challenges, burdens and costs of compliance with foreign laws and political and economic instability in each jurisdiction;

●	the escalation of hostilities in Israel, which could impair our ability to manufacture our products; and

●	loss or retirement of key executives and research scientists.

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

In April 2017, we had a pre-investigational device exemption (“IDE”) submission meeting with the U.S. Food and Drug Administration (“FDA”) regarding CGuard EPS where we presented materials that we believed would support a formal IDE submission seeking approval to conduct a human clinical trial in the United States which included our draft synopsis for the clinical trial design. The FDA agreed to our pre-clinical test plan and clinical trial design. We are currently in the process of obtaining an IDE approval for CGuard EPS, and we intend to ultimately seek FDA approval for commercial sales in the United States. We intend to make an IDE submission seeking approval to conduct a human clinical trial in the United States in mid-2019.

While entering the U.S. market remains our top development priority and therefore we are focusing on, as our highest priority, completing the testing required for an IDE submission seeking approval to conduct a human clinical trial in the United States using CGuard EPS, we intend to continue to evaluate potential product enhancements and manufacturing enhancements for CGuard EPS expected to reduce cost of goods and/or provide the best-in-class performing delivery system. Among other delivery system improvements, we continue to evaluate the development of a smaller delivery catheter (5 French gauge) CGuard EPS product. If we receive sufficient proceeds from future financings, we may seek to develop CGuard EPS with a smaller delivery catheter (5 French gauge), which we would submit for CE mark approval. We cannot give any assurance that we will receive sufficient (or any) proceeds from future financings or the timing of such financings, if ever. In addition, such additional financings may be costly or difficult to complete. Even if we receive sufficient proceeds from future financings, there is no assurance that we will be able to timely apply for CE mark approval following our receipt of such proceeds. We believe these improvements and a smaller delivery system may allow us to reduce cost of goods, increase penetration in our existing geographies and better position us for entry into the Asia Pacific market and for transradial catheterization, which, we believe, is gaining favor among interventionalists.

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

Recent Developments

Effective as of 5:00 p.m. Eastern Time on March 29, 2019, we amended our amended and restated certificate of incorporation to effect a 1-for-50 reverse stock split of our outstanding shares of common stock. We have adjusted all outstanding restricted stock units, stock options, preferred stock and warrants entitling the holders to purchase shares of our common stock as a result of the reverse stock split, as required by the terms of these securities. In particular, we have reduced the conversion ratio for each security, and increased the exercise or conversion price in accordance with the terms of each security based on the reverse stock split ratio (i.e., the number of shares issuable under such securities has been divided by fifty, and the exercise or conversion price per share has been multiplied by fifty). Also, we reduced the number of shares reserved for issuance under the InspireMD, Inc. 2013 Long-Term Incentive Plan and the InspireMD, Inc. 2011 UMBRELLA Option Plan, proportionately based on the reverse stock split ratio. The reverse stock split did not otherwise affect any of the rights currently accruing to holders of our common stock, or options or warrants exercisable for our common stock. All share and related option and warrant information presented in this quarterly report on Form 10-Q have been retroactively adjusted to reflect the reduced number of shares outstanding and the increase in share price which resulted from this action.

On April 8, 2019, we closed an underwritten public offering of 486,957 shares of our common stock at a price to the public of $5.00 per share. We received net proceeds of approximately $2.0 million from the offering, after deducting underwriter discounts and commissions and offering expenses payable by us. As a result of such offering, the conversion price for each of our Series B Preferred Stock and Series C Preferred was reduced to $5.00 per share. In connection with this public offering, on April 12, 2019, the underwriter partially exercised its over-allotment option and purchased an additional 12,393 shares of our common stock at a price to the public of $5.00 per share. We received net proceeds of approximately $47,000 from the exercise of the over-allotment option.

NYSE American Notification

Stockholder’s Equity

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

On February 19, 2019 we received notice from NYSE American that we were back in compliance with three of the NYSE American continued listing standards set forth in Part 10 of the NYSE American Company Guide. We are subject to ongoing review for compliance with the NYSE American requirements and our stockholders’ equity may decline and we may again fall out of compliance with Section 1003(a)(i), Section 1003(a)(ii) or Section 1003(a)(iii) of the Company Guide. If we are again determined to be below any of the continued listing standards within 12 months of the date of such notice, we have been advised that NYSE American will examine the relationship between the two incidents of noncompliance and re-evaluate our method of financial recovery. NYSE Regulation will then take the appropriate action, which, depending on the circumstances, may include truncating the compliance procedures described in Section 1009 of the Company Guide or immediately initiating delisting proceedings.

Low Trading Price

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

Effective as of 5:00 p.m. Eastern Time on March 29, 2019, we amended our amended and restated certificate of incorporation in order to effectuate a 1-for-50 reverse stock split of our outstanding shares of common stock.

Critical Accounting Policies

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are more fully described in both (i) “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) Note 2 of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2018. There have not been any material changes to such critical accounting policies since December 31, 2018 other than a change to the accounting policy of Leases following the adoption of ASU No. 2016-02. See Note 3(a) to our unaudited consolidated financial statements included in Item 1, “Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q

The currency of the primary economic environment in which our operations are conducted is the U.S. dollar (“$” or “dollar”).

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

Results of Operations

Three months ended March 31, 2019 compared to the three months ended March 31, 2018

Revenues. For the three months ended March 31, 2019, revenue decreased by $592,000, or 58.8%, to $415,000, from $1,007,000 during the three months ended March 31, 2018. This decrease was predominantly driven by a 54.8% decrease in sales volume of CGuard EPS from $831,000 during the three months ended March 31, 2018, to $376,000 during the three months ended March 31, 2019, and a 77.7% decrease in sales volume of MGuard EPS from $176,000 during the three months ended March 31, 2018, to $39,000 during the three months ended March 31, 2019. Both decreases were due to our third-party sterilizer’s equipment failures that resulted in significant interruption in sterilized product supply for the majority of the quarter. As a result of this interruption in the delivery of sterilized products and our limited inventory levels on hand prior to this interruption, we were unable to fulfill a significant portion of the orders received during the three months ended March 31, 2019. Due to the foregoing issue, as of March 31, 2019, we had a backlog of approximately $600,000. As of the filing of this report, the third-party sterilizer issue has been resolved and the majority of the $600,000 of the backlog recorded as of March 31, 2019, has been shipped.

With respect to regions, the decrease in revenue was primarily attributable to a $506,000 decrease in revenue from sales made in Europe (driven by a $437,000 decline of CGuard EPS for reasons discussed in the paragraph above), as well as a $66,000 decrease in revenue from sales of MGuard Prime EPS made in Latin America for reasons discussed in the paragraph above regarding product sterilization.

Gross Profit (Loss). For the three months ended March 31, 2019, gross profit (revenue less cost of revenues) decreased by 124.9%, or $366,000, to a gross loss of $73,000, compared to a gross profit of $293,000 during the same period in 2018. This decrease in gross profit resulted from a $249,000 decrease in revenues (as mentioned above), less the related material and labor costs, resulting from delays related to product sterilization interruption as discussed above and an increase of $118,000 in write-offs of inventory due to the same issue. It is possible that we, in the future, after investigating the inventory subject to the write-off, may adjust such write-off. These decreases in gross profit were partially offset by a decrease of $1,000 in miscellaneous expenses. Gross margin (gross profits as a percentage of revenue) decreased to (17.6)% during the three months ended March 31, 2019 from 29.1% during the three months ended March 31, 2018, driven mainly by delays in product sterilization and write-offs of CGuard EPS inventory.

Research and Development Expenses. For the three months ended March 31, 2019, research and development expenses increased by 346.4%, or $873,000, to $1,125,000, from $252,000 during the three months ended March 31, 2018. This increase resulted primarily from an increase of $385,000 in clinical expenses associated with CGuard EPS, mainly related to IDE approval process, an increase of $354,000 due to a settlement payment made to a former service provider pursuant to a settlement agreement accrued for the three months ended March 31, 2019 (see Part II, Item 1. “Legal Proceedings” below), an increase of $88,000 in quality assurance and regulatory expenses related to the development of various projects and an increase of $46,000 in miscellaneous expenses.

Selling and Marketing Expenses. For the three months ended March 31, 2019, selling and marketing expenses increased by 28.9%, or $142,000, to $634,000, from $492,000 during the three months ended March 31, 2018. This increase resulted primarily from an increase of $68,000 in promotional expenses, primarily related to our social media infrastructure, an increase of $47,000 in travel expenses due primarily to an increase in our headcount to further support the new local distributors in Europe and an increase of $27,000 in miscellaneous expenses.

General and Administrative Expenses. For the three months ended March 31, 2019, general and administrative expenses decreased by 13.6%, or $204,000, to 1,298,000, from 1,502,000 during the three months ended March 31, 2018. This decrease resulted primarily from a decrease of $315,000 in legal expenses, primarily due to reduced legal work required for a litigation with a former service provider (which settled in April 2019) that had been during the three months ended March 31, 2019, compared to the amount of legal work required for the same litigation during the three months ended March 31, 2018, partially offset by an increase of $60,000 in compensation expenses, primarily due to a salary accrual in 2019 and an increase of $51,000 in miscellaneous expenses.

Financial Expenses (Income). For the three months ended March 31, 2019, financial expenses decreased by 82.3% or $359,000, to $77,000, from $436,000 during the three months ended March 31, 2018. The decrease in financial expenses primarily resulted from a decrease of $433,000 in financial expenses related to the revaluation of the embedded derivative of the Series C Preferred Stock incurred during the three months ended March 31, 2018, which we did not incur during the three months ended in March 31, 2019, and a decrease of $3,000 in miscellaneous expenses, partially offset by an increase of $77,000 in financial expenses related to the changes in the exchange rates.

Tax Expenses (Income). For the three months ended March 31, 2019, there was no material change in our tax expenses as compared to the three months ended March 31, 2018.

Net Loss. Our net loss increased by $818,000, or 34.2%, to $3,207,000, for the three months ended March 31, 2019, from $2,389,000 during the three months ended March 31, 2018. The increase in net loss resulted primarily from an increase of $811,000 in operating expenses and a decrease of $366,000 in gross loss. These increases in net loss were partially offset by a decrease of $359,000 in financial expenses.

Liquidity and Capital Resources

We had an accumulated deficit as of March 31, 2019, of $151 million, as well as a net loss of $3,207,000 and negative operating cash flows for the three months ended March 31, 2019. We expect to continue incurring losses and negative cash flows from operations until our products (primarily CGuard EPS) reach commercial profitability. As a result of these expected losses and negative cash flows from operations, along with our current cash position, we only have sufficient resources to fund operations through the end of the fourth quarter of 2019. Therefore, there is substantial doubt about our ability to continue as a going concern.

Our plans include the continued commercialization of our products and raising capital through the sale of additional equity securities, debt or capital inflows from strategic partnerships. There are no assurances, however, that we will be successful in obtaining the level of financing needed for our operations. If we are unsuccessful in commercializing our products or raising capital, we may need to reduce activities, curtail or cease operations.

On March 1, 2018, we closed an underwritten public offering of 20,000 shares of our common stock at a price to the public of $150.00 per share. We received gross proceeds of approximately $3.0 million from the offering, before deducting underwriter discounts and commissions and offering expenses payable by us. Upon closing of the offering, we used $450,000 of the proceeds from the offering to redeem 450 shares of Series D Preferred Stock. As a result of such offering, the conversion price for each of our Series C Preferred Stock and our Series D Preferred Stock was reduced to $150.00 per share.

On April 2, 2018, we closed an underwritten public offering of 57,143 shares of our common stock at a price to the public of $87.50 per share. We received gross proceeds of approximately $5.0 million from the offering, before deducting underwriter discounts and commissions and offering expenses payable by us. Upon closing of the offering, we used $300,000 of the proceeds from the offering to redeem 46,875 shares of our Series C Preferred Stock held by the Series D Investor. As a result of such offering, the conversion price for each of our Series B Preferred Stock, our Series C Preferred Stock and our Series D Preferred Stock was reduced to $87.50 per share.

On July 3, 2018, we closed an underwritten public offering of (i) 10,851,417 Common Units, with each Common Unit being comprised of one fiftieth share of our common stock, and one Series D Warrant to purchase one fiftieth share of common stock, (ii) 22,481,916 Pre-Funded Units (“Pre-Funded Units”), with each Pre-Funded Unit being comprised of one Pre-Funded Warrant to purchase one fiftieth share of common stock and one Series D Warrant, and (iii) additional Series D Warrants to purchase 100,000 shares of common stock pursuant to the underwriter’s option. We received net proceeds from the offering and the exercise of the underwriter’s option to purchase additional Series D Warrants to purchase 100,000 shares of common stock of approximately $8.7 million, excluding the proceeds, if any, from the exercise of the Series D Warrants and the Pre-Funded Warrants sold in the offering, and after deducting underwriting discounts and commissions and payment of other estimated expenses associated with the offering that are payable by us. We used $2,264,269 of the net proceeds of the offering to redeem 306,917 shares of Series C Preferred Stock and 300 shares of Series D Preferred Stock held by the Series D Investor. As a result of such offering, the conversion price of the outstanding shares of the Series B Preferred Stock and the Series C Preferred Stock was reduced to $15.00 per share, effective as of June 29, 2018.

Our outstanding shares of Series B Preferred Stock and Series C Preferred Stock contain anti-dilution provisions that may result in the reduction of the conversion price thereof in the future. This feature may result in an indeterminate number of shares of common stock being issued upon conversion of the Series B Preferred Stock or the Series C Preferred Stock. Sales of additional shares of common stock issuable upon conversion of the Series B Preferred Stock or Series C Preferred Stock as a result of anti-dilution adjustments will dilute the interests of other security holders and may depress the price of our common stock. Accordingly, we may find it more difficult to raise additional equity capital while any of our Series B Preferred Stock or Series C Preferred Stock is outstanding. As of March 31, 2019, 17,303 shares of Series B Preferred Stock and 59,423 shares of Series C Preferred Stock were outstanding.

During January and February 2018, the placement agent from the public offering that closed in July 2016 exercised its unit purchase option to purchase 13,508 units and received 13,508 shares of Series B Preferred Stock and Series A warrants to purchase 31 shares of common stock. The placement agent subsequently converted its Series B Preferred Stock and received an aggregate of 2,229 shares of common stock. We received an aggregate of $557,205 from the placement agent for the exercise of the unit purchase option.

On April 8, 2019, we closed an underwritten public offering of 486,957 shares of our common stock at a price to the public of $5.00 per share. We received net proceeds of approximately $2.0 million from the offering, after deducting underwriter discounts and commissions and offering expenses payable by us. As a result of such offering, the conversion price for each of our Series B Preferred Stock and Series C Preferred was reduced to $5.00 per share. In connection with this public offering, on April 12, 2019, the underwriter partially exercised its over-allotment option and purchased an additional 12,393 shares of our common stock at a price to the public of $5.00 per share. We received net proceeds of approximately $47,000 from the exercise of the over-allotment option.

Three months ended March 31, 2019 compared to the three months ended March 31, 2018

General. At March 31, 2019, we had cash and cash equivalents of $5,807,000, as compared to $9,384,000 as of December 31, 2018. We have historically met our cash needs through a combination of issuing new shares, borrowing activities and product sales. Our cash requirements are generally for research and development, marketing and sales activities, finance and administrative cost, capital expenditures and general working capital.

For the three months ended March 31, 2019, net cash used in our operating activities increased by $1,705,000 to $3,485,000, from $1,780,000 during the same period in 2018. The primary reason for the increase in cash used in our operating activities was an increase of payments for third party related expenses and for professional services of $903,000 (primarily due to production related payments), an increase of $556,000 in salary and bonus payments from $1,218,000 in the three months ended March 31, 2018 to $1,862,000 during the same period in 2019 and a decrease of $246,000 in payments received from customers to $666,000 during the three months ended March 31, 2019, from $912,000 during the same period in 2018.

Cash used by our investing activities was $105,000 during the three months ended March 31, 2019 compared to $12,000 during the three months ended March 31, 2018 resulting primarily from the purchase of production equipment.

Cash provided by financing activities for the three months March 31, 2019 was $16,000, compared to $2,718,000 during the same period in 2018. The principal source of the cash provided by financing activities during the three months ended March 31, 2019, was the funds received from the exercise of pre-funded warrants that resulted in approximately $16,000 of aggregate net proceeds. The principal source of the cash provided by financing activities during the three months ended March 31, 2018, was the funds received from our March 2018 public offering of common stock that resulted in approximately $2,718,000 of aggregate net proceeds.

As of March 31, 2019, our current assets exceeded our current liabilities by a multiple of 3.0. Current assets decreased by $3,449,000 during the period and current liabilities decreased by $283,000 during the period. As a result, our working capital decreased by $3,166,000 to $5,333,000 as of March 31, 2019.

Off Balance Sheet Arrangements

We have no off-balance sheet transactions, arrangements, obligations (including contingent obligations) or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

See Note 3 – “Recently Issued Accounting Pronouncements” in the accompanying financial statements.

Factors That May Affect Future Operations

We believe that our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including the cyclical nature of the ordering patterns of our distributors, timing of regulatory approvals, the implementation of various phases of our clinical trials and manufacturing efficiencies due to the learning curve of utilizing new materials and equipment. Our operating results could also be impacted by a weakening of the Euro and strengthening of the New Israeli Shekel, or NIS, both against the U.S. dollar. Lastly, other economic conditions we cannot foresee may affect customer demand, such as individual country reimbursement policies pertaining to our products. For a discussion of these and other risks that relate to our business, you should carefully review the risks and uncertainties described under the heading “Part II – Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2018, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

Contractual Obligations and Commitments

During the three months ended March 31, 2019, there were no material changes to our contractual obligations and commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of March 31, 2019, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation that arises through the normal course of business.

On July 12, 2016, Medpace Inc., a former service provider, filed suit with the Court of Common Pleas, Hamilton County, Ohio, against us asserting that we breached a master services agreement with Medpace Inc. by failing to pay Medpace Inc. certain fees purportedly owed to it in connection with Medpace Inc.’s provision of certain clinical development program services to Inspire Ltd. We have removed the suit to the U.S. District Court for the Southern District of Ohio. Since removal, Medpace Inc. has amended its complaint to name InspireMD Ltd., our wholly owned subsidiary, as the only defendant. Medpace Inc. is seeking $1,967,822 in damages plus interest, costs, attorneys’ fees and expenses against InspireMD Ltd. InspireMD Ltd. filed a motion to dismiss all claims on February 10, 2017. On May 17, 2017, the district court denied InspireMD’s motion to dismiss, but ordered Medpace Inc. to file a second amended complaint by June 5, 2017. Medpace Inc. filed a second amended complaint on June 5, 2017, and InspireMD Ltd. again moved to dismiss all claims on June 19, 2017. The district court denied our second motion to dismiss on August 11, 2017. Thereafter, we answered the complaint and asserted several counterclaims. Specifically, we brought counterclaims for fraudulent inducement, negligent misrepresentation, and violation of Ohio’s Deceptive Trade Practices Act arising from Medpace’s false marketing of its purported abilities to manage the clinical trial, and brings a counterclaim for breach of contract, alleging that Medpace breached the master services agreement by, among other things, failing to assign personnel to the clinical trial who were qualified and professionally capable of performing the services called for by the master services agreement and the related Task Order in accordance with the agreed-upon schedule and budget. We are seeking damages believed to be in excess of $3 million, as well as punitive damages and attorney’s fees. Medpace Inc. has denied our allegations. On February 21, 2018, InspireMD Ltd. filed a motion for summary judgment, seeking to dismiss Medpace’s affirmative claims in their entirety, or in the alternative to limit those claims to invoice payments totaling $468,586. On March 21, 2018, Medpace responded to InspireMD Ltd.’s motion for summary judgment, and also filed two additional motions: (1) a motion under Federal Rule of Civil Procedure 56(d), seeking to deny or delay summary judgment pending completion of additional discovery; and (2) a motion seeking to strike the Declaration of Jonathan Pressment, submitted in support of InspireMD Ltd.’s motion for summary judgment. InspireMD Ltd.’s motion for summary judgment remains pending before the Court. Medpace’s motion under Federal Rule of Civil Procedure 56(d) and motion to strike also remain pending before the Court. Pursuant to InspireMD Ltd.’s motion to stay discovery pending the Court’s resolution of InspireMD Ltd.’s motion for summary judgment and the completion of Court-ordered mediation, discovery is stayed until the earlier of (1) three days after the entry of an order adjudicating Inspire Ltd.’s motion for summary judgment or (2) August 13, 2018. On August 9, 2018, InspireMD Ltd. filed an unopposed motion to further extend the stay of discovery pending the court’s resolution of InspireMD Ltd.’s motion for summary judgment. The court granted this motion on August 9, 2018, and stayed discovery until three days after the entry of an order adjudicating InspireMD Ltd.’s motion for summary judgment. On January 24, 2019, the court held oral argument on (1) InspireMD Ltd.’s motion for summary judgment, (2) Medpace’s motion under Federal Rule of Civil Procedure 56(d), and (3) Medpace’s motion to strike the Declaration of Jonathan Pressment. On January 29, 2019, the court ordered that the pending motions are taken under submission. On March 8, 2019, the court issued a Memorandum Opinion and Order, in which the court held (1) that Medpace’s claims for unjust enrichment and promissory estoppel were not viable, and (2) that Medpace could recover a total possible judgment of $470,871 on its breach of contract claim. The court further ordered the parties to proceed to mediation and file a status report on or before May 31, 2019. Medpace and Inspire have entered into a confidential settlement agreement related to the foregoing matters. On April 24, 2019, the parties filed a stipulation of dismissal, dismissing all claims and counterclaims asserted in this action with prejudice, with each party to bear its own attorneys’ fees and costs. On April 25, 2019, the court denied as moot all pending motions.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes from the information set forth in “Item 1A. Risk Factors” in the Form 10-K filed with the SEC on February 19, 2019.

Our common stock could be delisted from the NYSE American if we fail to maintain compliance with the NYSE American’s stockholders’ equity continued listing standards. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from the NYSE American.

On August 17, 2017, we received a notice indicating that we do not meet certain of the NYSE American’s continued listing standards as set forth in Part 10 of the Company Guide. Specifically, we were not in compliance with Section 1003(a)(iii) of the Company Guide because we reported stockholders’ equity of less than $6 million as of June 30, 2017, and had net losses in our five most recent fiscal years ended December 31, 2016. As a result, we had become subject to the procedures and requirements of Section 1009 of the Company Guide. The notice also included an early warning of our potential noncompliance with Section 1003(a)(iv) of the Company Guide because the uncertainty regarding our ability to generate sufficient cash flows and liquidity to fund operations raises substantial doubt about our ability to continue as a going concern. In order to maintain our listing on NYSE American, we submitted a plan of compliance to NYSE American addressing how we intend to regain compliance with Section 1003(a)(iii) of the Company Guide, which was accepted by NYSE American on October 19, 2017. On November 22, 2017, we received an additional letter from the NYSE American indicating that we were not in compliance with the stockholders’ equity and net income continued listing standards under Section 1003(a)(ii) of the Company Guide.

On February 19, 2019 we received notice from NYSE American that we were back in compliance with the NYSE American continued listing standards set forth in Sections 1003(a)(ii) and 1003(a)(iii) of the Company Guide. We are subject to ongoing review for compliance with the NYSE American requirements and our stockholders’ equity may decline and we may again fall out of compliance with Section 1003(a)(i), Section 1003(a)(ii) or Section 1003(a)(iii) of the Company Guide. If we are again determined to be below any of the continued listing standards within 12 months of the date of such notice, we have been advised that NYSE American will examine the relationship between the two incidents of noncompliance and re-evaluate our method of financial recovery. NYSE Regulation will then take the appropriate action, which, depending on the circumstances, may include truncating the compliance procedures described in Section 1009 of the Company Guide or immediately initiating delisting proceedings.

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

A low trading price could lead the NYSE American to take actions toward delisting our common stock, including immediately suspending trading in our common stock.

On January 7, 2019, we received notification from the NYSE American that our shares of common stock have been selling for a low price per share for a substantial period of time. Pursuant to Section 1003(f)(v) of the Company Guide, the NYSE American could take action to delist our common stock in the event that our common stock trades at levels viewed as abnormally low for a substantial period of time. NYSE American had advised us that if our common stock trades below $0.20 on a 30 trading day average, then it will be considered non-compliant with NYSE American’s low selling price requirement. Pursuant to Section 1003(f)(v) of the Company Guide, the NYSE American staff determined that our continued listing is predicated on us effecting a reverse stock split of our common stock or otherwise demonstrating sustained price improvement within a reasonable period of time, which the staff determined to be until July 7, 2019. We had previously received a notification of non-compliance of the same kind on January 16, 2018, effected a 1-for-35 reverse stock split of our common stock on February 7, 2018, and regained compliance on July 16, 2018.

On March 29, 2019, we effected a 1-for-50 reverse stock split of our common stock. One of the primary intents for each reverse stock split was that the anticipated increase in the price of our common stock immediately following and resulting from a reverse stock split due to the reduction in the number of issued and outstanding shares of common stock would help us meet the price criteria for continued listing on NYSE American. However, the increase in the price of our common stock from the reverse stock split effected on February 7, 2018, was not maintained, and our common stock again traded for a low price per share for a substantial period of time. There can be no assurance that the market price of our new common stock after our March 29, 2019 reverse stock split will remain above the levels viewed as abnormally low for a substantial period of time. It is not uncommon for the market price of a company’s common stock to decline in the period following a reverse stock split. If the market price of our common stock declines following the reverse stock split, the percentage decline may be greater than would occur in the absence of a reverse stock split. In any event, other factors unrelated to the number of shares of our common stock outstanding, such as negative financial or operational results, could adversely affect the market price of our common stock to fall below the levels viewed as low selling price for a substantial period of time and lead the NYSE American to immediately suspend trading in our common stock.

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

Item 5. Other Information

Not applicable

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, as amended through September 30, 2015 (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2015)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011)

3.3	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2013)

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 25, 2016)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Quarterly Report on Form 10-Q filed on August 9, 2016)

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 29, 2016)

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 15, 2017)

3.8	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 29, 2017)

3.9	Certificate of Designation of Preferences, Rights and Limitation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 4, 2017)

3.10	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 12, 2017)

3.11	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 22, 2017)

3.12	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 7, 2018)

3.13	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 1, 2018)

3.14	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 3, 2018)

3.15	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on July 5, 2018)

3.16	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 28, 2019)

10.1+	Amended and Restated Employment Agreement, dated February 4, 2019, by and between InspireMD, Inc. and James J. Barry, Ph.D. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 6, 2019)

10.2+	Fifth Amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 21, 2019)

10.3+	Third Amendment to Amended and Restated Employment Agreement, dated March 25, 2019, by and between InspireMD, Inc. and Craig Shore (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 28, 2019)

10.4	Form of Underwriter Warrant, dated April 8, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 8, 2019)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSPIREMD, INC.

Date: May 13, 2019	By:	/s/ James Barry, Ph.D.
	Name:	James Barry, Ph.D
	Title:	President and Chief Executive Officer

Date: May 13, 2019	By:	/s/ Craig Shore
	Name:	Craig Shore
	Title:	Chief Financial Officer, Secretary and Treasurer

