Form 10-Q
period 2019-06-30
InspireMD, Inc.
filed 2019-08-05
CIK 1433607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

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

The number of shares of the registrant’s common stock, $0.0001 par value, outstanding as of August 5, 2019: 1,398,271

2

INSPIREMD, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEAR ENDED June 30, 2019

INSPIREMD, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in thousands)

	June 30	December 31
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,823	$9,384
Accounts receivable:
Trade, net	861	716
Other	276	104
Prepaid expenses	44	81
Inventory	1,218	1,134
TOTAL CURRENT ASSETS	7,222	11,419

NON-CURRENT ASSETS:
Property, plant and equipment, net	513	421
Right of use	1,042	-
Fund in respect of employee rights upon retirement	507	448
TOTAL NON-CURRENT ASSETS	2,062	869
TOTAL ASSETS	$9,284	$12,288

INSPIREMD, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in thousands other than share and per share data)

	June 30	December 31
	2019	2018
LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	618	929
Other	1,307	1,966
Contract liability	20	25
TOTAL CURRENT LIABILITIES	1,945	2,920

LONG-TERM LIABILITIES:
Leasing liability	1,095	-
Liability for employees rights upon retirement	670	605

TOTAL LONG-TERM LIABILITIES	1,765	605

COMMITMENTS AND CONTINGENT LIABILITIES (Note 9)
TOTAL LIABILITIES	3,710	3,525

EQUITY:

Common stock, par value $0.0001 per share; 150,000,000 shares authorized at June 30, 2019 and December 31, 2018; 1,397,133 and 768,615 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	-	-
Preferred B shares, par value $0.0001 per share; 500,000 shares authorized at June 30, 2019 and December 31, 2018; 17,303 shares issued and outstanding at June 30, 2019 and December 31, 2018.	-	-
Preferred C shares, par value $0.0001 per share; 1,172,000 shares authorized at June 30, 2019 and December 31, 2018; 38,806 and 61,423 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	-	-
Additional paid-in capital	158,579	156,355
Accumulated deficit	(153,005)	(147,592)
Total equity	5,574	8,763
Total liabilities and equity	$9,284	$12,288

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(U.S. dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

REVENUES	$1,354	$1,003	$1,769	$2,010
COST OF REVENUES	912	726	1,400	1,440
GROSS PROFIT	442	277	369	570
OPERATING EXPENSES:
Research and development	865	230	1,990	482
Selling and marketing	620	580	1,254	1,072
General and administrative	1,140	940	2,438	2,442
Total operating expenses	2,625	1,750	5,682	3,996
LOSS FROM OPERATIONS	(2,183)	(1,473)	(5,313)	(3,426)
FINANCIAL INCOME (EXPENSES), net:	(23)	846	(100)	410
LOSS BEFORE TAX EXPENSES	(2,206)	(627)	(5,413)	(3,016)
TAX EXPENSES	-	-	-	-
NET LOSS	$(2,206)	$(627)	$(5,413)	$(3,016)
NET LOSS PER SHARE - basic and diluted	$(1.59)	$(7.66)	$(4.86)	$(38.48)
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING NET LOSS PER SHARE - basic and diluted	1,383,238	134,907	1,112,888	90,234

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(U.S. dollars in thousands, except share data)

	Common stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Additional paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
BALANCE AT DECEMBER 31, 2017	30,106	*	27,075	*	741,651	*	750	*	$143,079	$(140,352)	$2,727
Net loss										(3,016)	(3,016)
Issuance of common shares, net of $1,053 issuance costs	77,143	*							6,942		6,942
Redemption of Series D Preferred Stock							(450)	*	(450)		(450)
Conversion of Series B Preferred Stock to common shares	1,613	*	(9,772)	*					274		274
Classification of preferred shares									(3,200)		(3,200)
Conversion of Series C Preferred Stock to common shares	18,416	*			(315,936)	*			936		936
Exercise of Unit Purchase Option	2,229	*							557		557
Accretion of redeemable preferred shares									(438)		(438)
Redemption of Series C Preferred Stock					(46,875)	*			(300)		(300)
Share-based compensation related to restricted stock and stock options award, net of forfeitures of 2 shares	(2)								66		66
BALANCE AT June 30, 2018	129,505	*	17,303	*	378,840	*	300	*	$147,466	$(143,368)	$4,098

	Common stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Additional paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
BALANCE AT MARCH 31, 2018	70,463	*	17,303	*	451,695	*	300	*	$143,785	$(142,741)	$1,044
Net loss										(627)	(627)
Issuance of common shares, net of $557 issuance costs	57,143	*							4,438		4,438
Classification of preferred shares
Conversion of Series C Preferred Stock to common shares	1,901	*			(25,980)	*
Accretion of redeemable preferred shares									(485)		(485)
Redemption of Series C Preferred Stock					(46,875)	*			(300)		(300)
Share-based compensation related to restricted stock and stock options award, net of forfeitures of 2 shares	(2)								28		28
BALANCE AT June 30, 2018	129,505	*	17,303	*	378,840	*	300	*	$147,466	$(143,368)	$4,098

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(U.S. dollars in thousands, except share data)

	Common stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Additional paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity

BALANCE AT December 31, 2018	768,615	*	17,303	*	61,423	*	$156,355	$(147,592)	$8,763
Net loss								(5,413)	(5,413)
Exercise of pre-funded warrants	32,034	*					16		16
Issuance of common shares, net of $467 issuance costs	499,350	*					2,030		2,030
Conversion of Series C Convertible Preferred Stock to common shares	27,248				(22,617)	*
Share-based compensation related to restricted stock and stock options award, net of forfeitures of 695 shares	69,886	*					178		178
BALANCE AT June 30, 2019	1,397,133	*	17,303	*	38,806	*	$158,579	$(153,005)	$5,574

* Represents an amount less than $1 thousand

	Common stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Additional paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity

BALANCE AT March 31, 2019	871,872	*	17,303	*	59,423	*	$156,439	$(150,799)	$5,640
Net loss								(2,206)	(2,206)
Issuance of common shares, net of $467 issuance costs	499,350	*					2,030		2,030
Conversion of Series C Convertible Preferred Stock to common shares	26,394				(20,617)	*
Share-based compensation related to restricted stock and stock options award, net of forfeitures of 483 shares	(483)	*					110		110
BALANCE AT June 30, 2019	1,397,133	*	17,303	*	38,806	*	$158,579	$(153,005)	$5,574

* Represents an amount less than $1 thousand

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Six months ended June 30
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,413)	$(3,016)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	73	79
Loss from sale of property, plant and equipment	-	-
Change in liability for employees rights upon retirement	65	5
Financial expenses (income)	1	(405)
Lease liability	53	-
Share-based compensation expenses	178	66
Changes in operating asset and liability items:
Decrease (Increase) in prepaid expenses	37	(9)
Increase in trade receivables	(145)	(273)
Decrease (Increase) in other receivables	(172)	26
Increase in inventory	(84)	(104)
Increase (Decrease) in trade payables	(311)	148
Decrease in other payables and contract liability	(664)	(491)
Net cash used in operating activities	(6,382)	(3,974)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(165)	(28)
Amounts (withdrawn) in respect of employee rights upon retirement, net	(59)	(13)
Net cash used in investing activities	(224)	(41)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares and warrants and exercise of Pre-Funded Warrants and unit purchase option, net of $467 and $389 issuance costs, respectively	2,046	7,530
Redemption of series C and D preferred stock	-	(750)
Net cash provided by financing activities	2,046	6,780
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1)	(33)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,561)	2,732
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	9,384	3,710
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$4,823	$6,442
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
Issuance Costs	$467	340
Classification of Redemption Obligation of Preferred Shares to Mezzanine and Embedded Derivative	$-	2,428

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

The Company has an accumulated deficit as of June 30, 2019, as well as a history of net losses and negative operating cash flows in recent years. The Company expects to continue incurring losses and negative cash flows from operations until its products (primarily CGuard™ EPS) reach commercial profitability. As a result of these expected losses and negative cash flows from operations, along with the Company’s current cash position, the Company has sufficient resources to fund operations until the end of the fourth quarter of 2019. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. These financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, the financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position and results of operations of the Company. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2018, as found in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 19, 2019. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of results that could be expected for the entire fiscal year.

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

b.

During the six months ended June 30, 2019, the Company issued a total of 32,034 shares of its common stock in connection with the exercise of 32,034 Pre-Funded Warrants. The Company received aggregate cash proceeds equal to approximately $16 thousand in connection with such exercises. As of June 30, 2019, there are no outstanding Pre-Funded Warrants.

c.	During the six months ended June 30, 2019, 22,617 shares of Series C Convertible Preferred Stock were converted into 27,248 shares of common stock.
d.	As of June 30, 2019, the number of preferred shares and the amount each class is convertible into is below:

	Number of Preferred Stock	Number of underlying Common stock
Series B Convertible Preferred Stock	17,303	199,850	*
Series C Convertible Preferred Stock	38,806	49,672
Total		249,522

* Including the shares of common stock the holders of Series B Convertible Preferred Stock are entitled to receive as cumulative dividends at the rate per share of 15% per annum of the stated value for five years, payable in cash or common stock, at the Company’s discretion, but excluding effect of future conversion price adjustment, if any.

As of June 30, 2019, the Company has outstanding warrants to purchase an aggregate of 850,152 shares of common stock as follows:

	Number of underlying Common stock	Weighted average exercise price
Series A Warrants	1,102	$8,750.00
Series B Warrants	2,448	$3,500.00
Series D Warrants	806,698	$15.19
April 2019 Underwriter Warrants	34,955	$6.25
Other warrants	4,949	$11,258.00
Total Warrants	850,152	$101.62

As of June 30, 2019, the Company had 155,000,000 authorized shares of capital stock, par value $0.0001 per share, of which 150,000,000 are shares of common stock and 5,000,000 are shares of “blank check” preferred stock.

On March 21, 2019, the stockholders approved the amendment of its Long Term Incentive Plan which was adopted by our board of directors on February 4, 2019, to increase the total number of shares of common stock issuable under such plan by 500,000 shares.

e.	On April 8, 2019, the Company closed an underwritten public offering of 486,957 shares of the Company’s common stock at the offering price to the public of $5.00 per share. The Company received net proceeds of approximately $2 million from the offering, after deducting underwriter discounts and commissions and other fees and expenses payable by the Company. In connection with this public offering, on April 12, 2019, the underwriter partially exercised its over-allotment option and purchased an additional 12,393 shares of our common stock at a price to the public of $5.00 per share. The Company received net proceeds of approximately $47,000 from the exercise of the over-allotment option.

In connection with the offering, the Company issued to the underwriter warrants to purchase up to 34,955 shares of common stock, or 7% of the shares sold in the offering, including the shares issued pursuant to the over-allotment option (the “April Underwriter Warrants”). The April Underwriter Warrants are exercisable at any time and from time to time, in whole or in part, following the date of issuance and ending on April 4, 2024, at an exercise price of $6.25 per share (125% of the offering price to the public per share).

Upon execution of the underwriting agreement, the respective conversion price of the outstanding shares of Series B Convertible Preferred Stock and Series C Convertible Preferred Stock was reduced to $5.00 pursuant to the anti-dilution adjustment provisions of the Series B Convertible Preferred Stock and of the Series C Convertible Preferred Stock, and the number of shares of common stock issuable upon conversion of the Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock had increased as follows:

●	an aggregate of 133,233 additional shares of common stock issuable upon conversion of the Series B Convertible Preferred Stock, including the payment of the cumulative dividends accrued thereunder in common stock, based on 17,303 shares of Series B Convertible Preferred Stock outstanding as of April 4, 2019; and
●	an aggregate of 50,708 additional shares of common stock issuable upon conversion of the Series C Convertible Preferred Stock, based on 59,423 shares of Series C Convertible Preferred Stock outstanding as of April 4, 2019.

NOTE 5- NET LOSS PER SHARE:

Set forth below is data taken into account in the computation of loss per share:

	3 Months Ended June 30,		6 Months Ended June 30,
	2019	2018	2019	2018
	($ in thousands)
NET LOSS	$(2,206)	$(627)	$(5,413)	$(3,016)
Adjustments due to extinguishment and accretion of series D and series C preferred shares	-	(407)	-	(456)
Adjusted Loss	$(2,206)	$(1,034)	$(5,413)	$(3,472)
Weighted average of Common Stock outstanding during the period	1,383,238	134,907	1,112,888	90,234
Basic and diluted loss per share (dollars)	$(1.59)	$(7.66)	$(4.86)	$(38.48)

The total number of shares of common stock related to outstanding options, warrants, restricted stock, Series C Convertible Preferred Stock and placement agent units excluded from the calculations of diluted loss per share were 992,609 for six and three month period ended June 30, 2019.

The total number of shares of common stock related to outstanding options, warrants, restricted stock, Series C Convertible Preferred Stock, Series Convertible D Preferred Stock and placement agent units excluded from the calculations of diluted loss per share were 181,399 for the six and three month period ended June 30, 2018.

NOTE 6 - FAIR VALUE MEASURMENT:

Fair value of financial instruments

The carrying amounts of financial instruments included in working capital approximate their fair value either because these amounts are presented at fair value or due to the relatively short-term maturities of such instruments.

As of June 30, 2019, and December 31, 2018, allowance for doubtful accounts was $72,000.

NOTE 7 - INVENTORY:

	June 30,	December 31,
	2019	2018
	($ in thousands)
Finished goods	$148	$284
Work in process	104	111
Raw materials and supplies	966	739
	$1,218	$1,134

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUALS - OTHER:

	June 30,	December 31,
	2019	2018
	($ in thousands)
Employees and employee institutions	570	828
Accrued vacation and recreation pay	201	171
Accrued expenses	509	903
Provision for sales commissions	0	37
Other	27	27
	$1,307	$1,966

NOTE 9 - COMMITMENTS AND CONTINGENT LIABILITIES:

a.	Lease Agreements

1)	The Company’s Israeli subsidiary has a lease agreement for a facility in Israel, which expires on December 31, 2020 with an option to extend the agreement for two additional years until December 31, 2022 under the terms stipulated in the agreement.

2)	The Company leases its motor vehicles under operating lease agreements.

3)	Operating lease cost for the six months ended June 30, 2019 was comprised of the following:

Six months ended June 30
2019
U.S. dollars in thousands
Operating lease expense	177
Short-term lease expense	4
Variable lease expense	-
181

Supplemental information related to leases are as follows:

June 30
2019
U.S. dollars in thousands
Operating lease right-of-use assets	1,042
Current Operating lease liabilities	(347)
Non-current operating lease liabilities	(748)

Other information:

Operating cash flows from operating leases (cash paid in thousands)	(177)
Weighted Average Remaining Lease Term	1.11
Weighted Average Discount Rate	9.07%

Maturities of lease liabilities are as follows:

Amount
U.S. dollars in thousands
2019 (excluding the six months ended June 30, 2019)	182
2020	363
2021	366
2022	340
Total lease payments	1,251
Less imputed interest	(156)
Total	1,095

4)	ASC 840 Disclosures

The Company elected the modified retrospective transition method and included the following tables previously disclosed.

Future contractual obligations under the abovementioned operating lease agreements (not including the extension option) as of December 31, 2018 are as follows:

Amount
U.S. dollars in thousands
2019	337
2020	357
2021	26
Total	720

b.	Litigation:

In July 2019, a former distributor filed a suit seeking damages from the Company’s subsidiary for pre-paid goods subject to the voluntary field action (from April 2014) amounting to €1,830,000 (which is approximately $2.0 million), or alternatively €1,024,000 (which is approximately $1.1 million). After considering the views of its legal counsel as well as other factors, the Company’s management believes that there is a reasonably possible likelihood of a loss from any related future proceedings would range from a minimal amount up to €1,830,000.

In July 2016, a service provider filed a suit seeking damages from the Company’s subsidiary amounting to $1,967,822. The Company’s subsidiary and the plaintiff have entered into a confidential settlement agreement in the amount of $600,000, and on April 24, 2019, the parties filed a stipulation of dismissal, dismissing all claims in this action. On April 25, 2019, the court denied as moot all pending motions. The related increase in provision of $354,000 was recorded to “Research and development expense” within the Consolidated Statements of Operations for the six months ended June 30, 2019.

NOTE 10 - DISAGGREGATED REVENUE AND ENTITY WIDE DISCLOSURES:

Revenues are attributed to geographic areas based on the location of the customers. The following is a summary of revenues:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	($ in thousands)

Italy	$260	$207	$339	$394
Germany	196	201	324	472
Russia	29	110	29	160
Poland	187	64	187	118
Other	682	421	890	866
	$1,354	$1,003	$1,769	$2,010

By product:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	($ in thousands)

CGuard	$1,116	$833	$1,492	$1,664
MGuard	238	170	277	346
	$1,354	$1,003	$1,769	$2,010

By principal customers:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Customer A	12%	18%	16%	22%
Customer B	12%	11%	12%	10%
Customer C	14%	6%	11%	6%
Customer D	8%	3%	7%	5%

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

In April 2017, we had a pre-investigational device exemption (“IDE”) submission meeting with the U.S. Food and Drug Administration (“FDA”) regarding CGuard EPS where we presented materials that we believed would support a formal IDE submission seeking approval to conduct a human clinical trial in the United States which included our draft synopsis for the clinical trial design. The FDA agreed to our pre-clinical test plan and clinical trial design. We are currently in the process of obtaining an IDE approval for CGuard EPS, and we intend to ultimately seek FDA approval for commercial sales in the United States. On July 26, 2019, we submitted our IDE application, which, if approved, would allow us to commence a human clinical trial of CGuard EPS in the United States. Following FDA’s approval of the IDE application and once sufficient funds are available, we intend to commence such clinical trial.

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

In 2017, we decided to shift our commercial strategy to focus on sales of our products through local distribution partners and our own internal sales initiatives to gain greater reach into all the relevant clinical specialties and to expand our geographic coverage. Pursuant to our strategy, we completed our transition away from a single distributor covering 18 European countries to a direct distribution model intended to broaden our sales efforts to key clinical specialties. All territories previously covered by our former European distributor were transferred to local distributors by June 2017. We also have been participating in international trade shows and industry conferences in an attempt to gain market exposure and brand recognition.

Recent Developments

Public Offering

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

NYSE American Notification

On January 7, 2019, we received notification from the NYSE American that we are not in compliance with the NYSE American continued listing standards because our shares of common stock have been selling for a low price per share for a substantial period of time. Pursuant to Section 1003(f)(v) of the NYSE American Company Guide (the “Company Guide”), the NYSE American staff determined that our continued listing is predicated on us effecting a reverse stock split of our common stock or otherwise demonstrating sustained price improvement within a reasonable period of time, which the staff determined to be until July 7, 2019. In addition, the NYSE American advised us that its policy is to immediately suspend trading in shares of, and commence delisting procedures with respect to, a listed company if the market price of its shares falls below $0.06 per share at any time during the trading day.

Effective as of 5:00 p.m. Eastern Time on March 29, 2019, we amended our amended and restated certificate of incorporation in order to effectuate a 1-for-50 reverse stock split of our outstanding shares of common stock.

On July 8, 2019, we received notice from NYSE American that we have resolved the continued listing deficiency with respect to low selling price pursuant to Section 1003(f)(v) of the Company Guide. We are subject to NYSE Regulation’s normal continued listing monitoring. However, in accordance with Section 1009(h) of the Company Guide, if we are again determined to be below any of the continued listing standards within 12 months of July 8, 2019, NYSE American will examine the relationship between the two incidents of noncompliance and re-evaluate our method of financial recovery from the first incident. NYSE Regulation will then take the appropriate action, which depending on the circumstances, may include truncating the compliance procedures described in Section 1009 of the Company Guide or immediately initiating delisting proceedings. If in the future we fall below the continued listing criterion of a minimum average share price of $0.20 over a 30-day trading period, our common stock will be subject to immediate review by NYSE American. There can be no assurance that the market price of our common stock will remain above the levels viewed as abnormally low for a substantial period of time.

Critical Accounting Policies

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are more fully described in both (i) “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) Note 2 of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2018. There have not been any material changes to such critical accounting policies since December 31, 2018 other than a change to the accounting policy of Leases following the adoption of ASU No. 2016-02. See Note 3(a) to our unaudited consolidated financial statements included in Item 1, “Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q.

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

Results of Operations

Three months ended June 30, 2019 compared to the three months ended June 30, 2018

Revenues. For the three months ended June 30, 2019, revenue increased by 351,000, or 35.0%, to $1,354,000, from $1,003,000 during the three months ended June 30, 2018. This increase was predominantly driven by a 34.0% increase in sales volume of CGuard EPS from $833,000 during the three months ended June 30, 2018, to $1,116,000 during the three months ended June 30, 2019, and a 39.9% increase in sales volume of MGuard Prime EPS from $170,000 during the three months ended June 30, 2018, to $238,000 during the three months ended June 30, 2019. Both increases were primarily due to the shipments during the three months ended June 30, 2019 of approximately $592,000 of backlog that accumulated in the three months ended March 31, 2019 that we were unable to previously ship. These increases, however, were partially offset by sales decreases in certain of our markets during the three months ended June 30, 2019.

With respect to regions, the increase in revenue was primarily attributable to a $222,000 increase in revenue from sales made in Europe (driven by a $180,000 increase in sales volume of CGuard EPS for reasons discussed in the paragraph above), as well as a $65,000 increase in revenue from sales made in Asia (driven by a $90,000 increase in sales volume of CGuard EPS for reasons discussed in the paragraph above, offset by a $25,000 decrease in sales of MGuard Prime EPS).

Gross Profit (Loss). For the three months ended June 30, 2019, gross profit (revenue less cost of revenues) increased by 59.6%, or $165,000, to $442,000, compared to a gross profit of $277,000 during the same period in 2018. This increase in gross profit resulted from a $180,000 increase in revenues (as mentioned above), less the related material and labor costs and receipt of $135,000 compensation from our former third-party sterilizer for the delays related to the product sterilization interruption during the three months ended March 31, 2019. These increases in gross profit were partially offset by $69,000 of expenses related to upgrades made to our production facilities, $40,000 of expenses pertaining to annual and new employee training of the production workers and an increase of $41,000 in miscellaneous expenses. Gross margin (gross profits as a percentage of revenue) increased to 32.6% during the three months ended June 30, 2019, from 27.6% during the three months ended June 30, 2018, driven mainly by the compensation received from our former third-party sterilizer and cost reductions in raw materials, offset by expenses pertaining to upgrades made to our production facility, training of production workers and miscellaneous expenses.

Research and Development Expenses. For the three months ended June 30, 2019, research and development expenses increased by 276.1%, or $635,000, to $865,000, from $230,000 during the three months ended June 30, 2018. This increase resulted primarily from an increase of $426,000 in clinical expenses associated with CGuard EPS, mainly related to IDE approval process, an increase of $183,000 in compensation and quality assurance expenses primarily due to expenses incurred to support various development projects and an increase of $26,000 in miscellaneous expenses.

Selling and Marketing Expenses. For the three months ended June 30, 2019, selling and marketing expenses increased by 6.9%, or $40,000, to $620,000, from $580,000 during the three months ended June 30, 2018. This increase resulted from an increase of $35,000 in promotional expenses, primarily related to operating our social media infrastructure and an increase of $5,000 in miscellaneous expenses.

General and Administrative Expenses. For the three months ended June 30, 2019, general and administrative expenses increased by 21.3%, or $200,000, to $1,140,000, from $940,000 during the three months ended June 30, 2018. This increase resulted primarily from an increase of $212,000 in compensation expenses, mainly due to a salary accrual reversal of approximately $143,000 during the three months ended June 30, 2018, which did not occur during the three months ended in June 30, 2019, and an increase of approximately $71,000 of share-based compensation-related expenses in the three months ended June 30, 2019, due to the vesting of grants made in the first quarter of 2019. These increases in general and administrative expenses were partially offset by a decrease of approximately $12,000 in miscellaneous expenses.

Financial Expenses (Income). For the three months ended June 30, 2019, financial income decreased by 102.7% or $869,000, to $23,000 of financial expenses, from $846,000 of financial income earned during the three months ended June 30, 2018. The decrease in financial income primarily resulted from the $871,000 of financial income related to the revaluation of the embedded derivative of the Series C Preferred Stock recorded during the three months ended June 30, 2018, which did not occur during the three months ended in June 30, 2019, and a decrease of $2,000 in miscellaneous expenses during the three months ended June 30, 2019.

Tax Expenses (Income). For the three months ended June 30, 2019, there was no material change in our tax expenses as compared to the three months ended June 30, 2018.

Net Loss. Our net loss increased by $1,579,000, or 251.8%, to $2,206,000, for the three months ended June 30, 2019, from $627,000 during the three months ended June 30, 2018. The increase in net loss resulted primarily from an increase of $875,000 in operating expenses and an increase of $869,000 in financial expenses. These increases in net loss were partially offset by an increase of $165,000 in gross profit.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018

Revenues. For the six months ended June 30, 2019, revenue decreased by $241,000, or 12.0%, to $1,769,000, from $2,010,000 during the six months ended June 30, 2018. This decrease was predominantly driven by a 10.3% decrease in sales volume of CGuard EPS from $1,664,000 during the six months ended June 30, 2018, to $1,492,000 during the six months ended June 30, 2019, and a 19.9% decrease in sales volume of MGuard Prime EPS from $346,000 during the six months ended June 30, 2018, to $277,000 during the six months ended June 30, 2019. Both decreases were primarily due to shipment delays in the three months ended March 31, 2019 associated with us changing sterilization companies and sales decreases in certain of our markets. The transition to our new sterilization is now complete and we do not currently anticipate any future disruptions in fulfilling new orders.

With respect to regions, the decrease in revenue was primarily attributable to a $284,000 decrease in revenue from sales made in Europe (driven by a $257,000 decline in the sales volume of CGuard EPS for reasons discussed in the paragraph above).

Gross Profit. For the six months ended June 30, 2019, gross profit (revenue less cost of revenues) decreased by 35.3%, or $201,000, to $369,000, compared to a $570,000 for the same period in 2018. This decrease in gross profit resulted from a $69,000 decrease in revenues (as mentioned above), less the related material and labor costs, $69,000 of expenses related to upgrades made to our production facilities, $38,000 of expenses pertaining to annual and new employee training of the production workers, and an increase of $25,000 in miscellaneous expenses. Gross margin (gross profits as a percentage of revenue) decreased to 20.9% during the six months ended June 30, 2019 from 28.4% during the six months ended June 30, 2018, driven mainly by the increased expenses incurred in connection with the upgrades made to our production facilities, employee trainings and miscellaneous expenses during the six months ended June 30, 2019.

Research and Development Expenses. For the six months ended June 30, 2019, research and development expenses increased by 312.9%, or $1,508,000, to $1,990,000, from $482,000 during the six months ended June 30, 2018. This increase resulted primarily from an increase of $842,000 in clinical expenses associated with CGuard EPS, mainly related to IDE application process, a settlement payment of $354,000 made to a former service provider pursuant to a settlement agreement (see Part II, Item 1. “Legal Proceedings” below), an increase of $291,000 in compensation and quality assurance expenses primarily due to expenses incurred to support various development projects and an increase of $21,000 in miscellaneous expenses.

Selling and Marketing Expenses. For the six months ended June 30, 2019, selling and marketing expenses increased by 17.0%, or $182,000, to $1,254,000, from $1,072,000 during the six months ended June 30, 2018. This increase resulted from an increase of $137,000 in promotional expenses, primarily related to operating our social media infrastructure and an increase of $45,000 in miscellaneous expenses.

General and Administrative Expenses. For the six months ended June 30, 2019, general and administrative expenses decreased by 0.2%, or $4,000, to $2,438,000, from $2,442,000 during the six months ended June 30, 2018. This decrease resulted primarily from a decrease of $429,000 in legal expenses, primarily due to reduced legal work required for a litigation with a former service provider (which settled in April 2019) during the six months ended June 30, 2019, compared to the amount of legal work required for the same litigation during the six month ended June 30, 2018. This decrease in general and administrative expenses was partially offset by an increase of $282,000 in compensation expenses, mainly due to a salary accrual reversal of approximately $230,000 during the three months ended June 30, 2018, which did not occur during the six months ended in June 30, 2019, an increase of approximately $109,000 of share-based compensation-related expenses in the six months ended June 30, 2019, due to the grants made in the first quarter of 2019 and an increase of $143,000 in miscellaneous expenses.

Financial Expenses (Income). For the six months ended June 30, 2019, financial expenses increased by 124.4%, or $510,000, to $100,000, from $410,000 of financial income during the six months ended June 30, 2018. The increase in financial expenses primarily resulted from the $438,000 of financial income related to the revaluation of the embedded derivative of the Series C Preferred Stock recorded during the six months ended June 30, 2018, which did not occur during the six months ended in June 30, 2019, and an increase of $81,000 in financial expenses related to changes in exchange rates. These increases in financial expenses were partially offset by a decrease of $9,000 in miscellaneous expenses during the six months ended June 30, 2019.

Tax Expenses (Income). For the six months ended June 30, 2019, there was no material change in our tax expenses as compared to the six months ended June 30, 2018.

Net Loss. Our net loss increased by $2,397,000, or 79.5%, to $5,413,000, for the six months ended June 30, 2019, from $3,016,000 during the six months ended June 30, 2018. The increase in net loss resulted primarily from an increase of $1,686,000 in operating expenses, an increase of $510,000 in financial expenses and a decrease of $201,000 in gross profit.

Liquidity and Capital Resources

We had an accumulated deficit as of June 30, 2019, of $153 million, as well as a net loss of $5,413,000 and negative operating cash flows for the six months ended June 30, 2019. We expect to continue incurring losses and negative cash flows from operations until our products (primarily CGuard EPS) reach commercial profitability. As a result of these expected losses and negative cash flows from operations, along with our current cash position, we only have sufficient resources to fund operations until the end of the fourth quarter of 2019. Therefore, there is substantial doubt about our ability to continue as a going concern.

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

Our outstanding shares of Series B Preferred Stock and Series C Preferred Stock contain anti-dilution provisions that may result in the reduction of the conversion price thereof in the future. This feature may result in an indeterminate number of shares of common stock being issued upon conversion of the Series B Preferred Stock or the Series C Preferred Stock. Sales of additional shares of common stock issuable upon conversion of the Series B Preferred Stock or Series C Preferred Stock as a result of anti-dilution adjustments will dilute the interests of other security holders and may depress the price of our common stock. Accordingly, we may find it more difficult to raise additional equity capital while any of our Series B Preferred Stock or Series C Preferred Stock is outstanding. As of June 30, 2019, 17,303 shares of Series B Preferred Stock and 38,806 shares of Series C Preferred Stock were outstanding.

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

Six months ended June 30, 2019 compared to the six months ended June 30, 2018

General. At June 30, 2019, we had cash and cash equivalents of $4,823,000, as compared to $9,384,000 as of December 31, 2018. We have historically met our cash needs through a combination of issuing new shares, borrowing activities and product sales. Our cash requirements are generally for research and development, marketing and sales activities, finance and administrative cost, capital expenditures and general working capital.

For the six months ended June 30, 2019, net cash used in our operating activities increased by $2,408,000 to $6,382,000, from $3,974,000 during the same period in 2018. The primary reason for the increase in cash used in our operating activities was an increase of payments for third party related expenses and for professional services of $1,741,000 (primarily due to production related payments, payments related to IDE application process and a settlement payment made to a former service provider pursuant to a settlement agreement), an increase of $553,000 in salary and bonus payments from $2,458,000 in the six months ended June 30, 2018 to $3,011,000 during the same period in 2019 and a decrease of $114,000 in payments received from customers to $1,625,000 during the six months ended June 30, 2019, from $1,739,000 during the same period in 2018.

Cash used by our investing activities was $224,000 during the six months ended June 30, 2019 compared to $41,000 during the six months ended June 30, 2018 resulting primarily from purchases related to upgrades made to our production facilities and our information technology infrastructure.

Cash provided by financing activities for the six months ended June 30, 2019 was $2,046,000 compared to $6,780,000 during the same period in 2018. The principal source of the cash provided by financing activities during the six months ended June 30, 2019, was the funds received from our April 2019 public offering of common stock that resulted in approximately $2,030,000 of aggregate net proceeds. The principal source of the cash provided by financing activities during the six months ended June 30, 2018, was the funds received from our April 2018 public offering of common stock that resulted in approximately $4,169,000 of aggregate net proceeds and the funds received from our March 2018 public offering of common stock that resulted in approximately $2,611,000 of aggregate net proceeds.

As of June 30, 2019, our current assets exceeded our current liabilities by a multiple of 3.7. Current assets decreased by $4,197,000 during the period and current liabilities decreased by $975,000 during the period. As a result, our working capital decreased by $3,222,000 to $5,277,000 as of June 30, 2019.

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

Contractual Obligations and Commitments

During the six months ended June 30, 2019, there were no material changes to our contractual obligations and commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of June 30, 2019, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 10, 2019, Bosti Trading Ltd., a former distributor in Russia (“Bosti”), filed suit with the Tel Aviv-Jaffa District Court in Israel against InspireMD Ltd., claiming damages for alleged breaches by InspireMD Ltd. under the Distribution Agreement, dated May 26, 2011, between Bosti and InspireMD Ltd., in connection with the voluntary field corrective action of our MGuard Prime EPS we initiated in 2014. Bosti claims that Bosti and its Russian subsidiary returned 1,830 units of MGuard Prime EPS to InspireMD Ltd. upon initiation of the voluntary filed action, and, since the Russian Ministry of Health prohibited distribution of MGuard Prime EPS on August 28, 2014, and did not approve distribution MGuard Prime EPS until September 20, 2016, Bosti was entitled to recover from InspireMD Ltd. €1,830,000 (which is approximately $2 million), the amount Bosti was due to receive from its Russian subsidiary, or alternatively, €1,024,000 (which is approximately $1.1 million), the amount Bosti paid to InspireMD Ltd., for the MGuard Prime EPS returned to InspireMD Ltd. InspireMD Ltd. intends to contest this matter vigorously. Due to the uncertainties of litigation, however, we can give no assurance that InspireMD Ltd. will prevail on any claims made against InspireMD Ltd. in any such lawsuit. Also, we can give no assurance that any other lawsuits or claims brought in the future will not have an adverse effect on our financial condition, liquidity or operating results.

As of the date of this filing, we are not aware of any other material legal proceedings to which we or any of our subsidiaries is a party or to which any of our property is subject, nor are we aware of any such threatened or pending litigation or any such proceedings known to be contemplated by governmental authorities other than other than the foregoing suit filed by by Bosti.

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

Although on July 8, 2019, we received notice from NYSE American that we have resolved the continued listing deficiency with respect to low selling price pursuant to Section 1003(f)(v) of the Company Guide, in accordance with Section 1009(h) of the Company Guide, if we are again determined to be below any of the continued listing standards within 12 months of July 8, 2019, NYSE American will examine the relationship between the two incidents of noncompliance and re-evaluate our method of financial recovery from the first incident. NYSE Regulation will then take the appropriate action, which depending on the circumstances, may include truncating the compliance procedures described in section 1009 of the Company Guide or immediately initiating delisting proceedings. If in the future we fall below the continued listing criterion of a minimum average share price of $0.20 over a 30-day trading period, our common stock will be subject to immediate review by NYSE American. There can be no assurance that the market price of our common stock will remain above the levels viewed as abnormally low for a substantial period of time. In any event, other factors unrelated to the number of shares of our common stock outstanding, such as negative financial or operational results, could adversely affect the market price of our common stock to fall below the levels viewed as low selling price for a substantial period of time and lead the NYSE American to immediately suspend trading in our common stock.

In addition, the NYSE American has advised us that its policy is to immediately suspend trading in shares of, and commence delisting procedures with respect to, a listed company if the market price of its shares falls below $0.06 per share at any time during the trading day.

Item 5. Other Information

Not applicable

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, as amended through September 30, 2015 (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2015)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011)

3.3	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2013)

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 25, 2016)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Quarterly Report on Form 10-Q filed on August 9, 2016)

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 29, 2016)

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 15, 2017)

3.8	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 29, 2017)

3.9	Certificate of Designation of Preferences, Rights and Limitation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 4, 2017)

3.10	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 12, 2017)

3.11	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 22, 2017)

3.12	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 7, 2018)

3.13	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 1, 2018)

3.14	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 3, 2018)

3.15	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on July 5, 2018)

3.16	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 28, 2019)

10.1	Form of Underwriter Warrant, dated April 8, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 8, 2019)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements

* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSPIREMD, INC.

Date: August 5, 2019	By:	/s/ James Barry, Ph.D.
	Name:	James Barry, Ph.D
	Title:	President and Chief Executive Officer

Date: August 5, 2019	By:	/s/ Craig Shore
	Name:	Craig Shore
	Title:	Chief Financial Officer, Secretary and Treasurer

