Form 10-Q
period 2019-09-30
InspireMD, Inc.
filed 2019-11-12
CIK 1433607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	NSPR	NYSE American
Warrants, exercisable for one share of Common Stock	NSPR.WS	NYSE American
Series B Warrants, exercisable for one share of Common Stock	NSPR.WSB	NYSE American

The number of shares of the registrant’s common stock, $0.0001 par value, outstanding as of November 12, 2019: 3,632,857

2

INSPIREMD, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE PERIODS ENDED September 30, 2019

INSPIREMD, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in thousands)

	September 30	December 31
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,154	$9,384
Accounts receivable:
Trade, net	796	716
Other	186	104
Prepaid expenses	155	81
Inventory	1,283	1,134
TOTAL CURRENT ASSETS	9,574	11,419

NON-CURRENT ASSETS:
Property, plant and equipment, net	538	421
Right of use	975	-
Fund in respect of employee rights upon retirement	535	448
TOTAL NON-CURRENT ASSETS	2,048	869
TOTAL ASSETS	$11,622	$12,288

INSPIREMD, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in thousands other than share and per share data)

	September 30	December 31
	2019	2018
LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	687	929
Other	1,617	1,966
Contract liability	19	25
TOTAL CURRENT LIABILITIES	2,323	2,920

LONG-TERM LIABILITIES:
Leasing liability	699	-
Liability for employees rights upon retirement	704	605

TOTAL LONG-TERM LIABILITIES	1,403	605

COMMITMENTS AND CONTINGENT LIABILITIES (Note 9)
TOTAL LIABILITIES	3,726	3,525

EQUITY:

Common stock, par value $0.0001 per share; 150,000,000 shares authorized at September 30, 2019 and December 31, 2018; 3,456,915 and 768,615 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	-	-
Preferred B shares, par value $0.0001 per share; 500,000 shares authorized at September 30, 2019 and December 31, 2018; 17,303 shares issued and outstanding at September 30, 2019 and December 31, 2018.	-	-
Preferred C shares, par value $0.0001 per share; 1,172,000 shares authorized at September 30, 2019 and December 31, 2018; 36,869 and 61,423 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	-	-
Additional paid-in capital	162,971	156,355
Accumulated deficit	(155,075)	(147,592)
Total equity	7,896	8,763
Total liabilities and equity	$11,622	$12,288

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(U.S. dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

REVENUES	$939	$769	$2,708	$2,779
COST OF REVENUES	811	571	2,211	2,011
GROSS PROFIT	128	198	497	768
OPERATING EXPENSES:
Research and development	442	416	2,432	898
Selling and marketing	537	605	1,791	1,677
General and administrative	1,146	1,156	3,584	3,598
Total operating expenses	2,125	2,177	7,807	6,173
LOSS FROM OPERATIONS	(1,997)	(1,979)	(7,310)	(5,405)
FINANCIAL INCOME (EXPENSES), net:	(73)	(32)	(173)	378
LOSS BEFORE TAX EXPENSES	(2,070)	(2,011)	(7,483)	(5,027)
TAX EXPENSES	-	-	-	-
NET LOSS	$(2,070)	$(2,011)	$(7,483)	$(5,027)
NET LOSS PER SHARE - basic and diluted	$(1.26)	$(2.47)	$(5.79)	$(16.24)
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING NET LOSS PER SHARE - basic and diluted	1,648,302	815,283	1,293,321	334,581

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(U.S. dollars in thousands, except share data)

	Common stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Additional paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
BALANCE AT DECEMBER 31, 2017	30,106	*	27,075	*	741,651	*	750	*	$143,079	$(140,352)	$2,727
Net loss										(5,027)	(5,027)
Issuance of common shares, warrants, pre-funded warrants and exercise of pre-funded warrants, net of $2,171 issuance costs	677,477	*							15,809		15,809
Redemption of Series D Preferred Stock							(750)	*	(750)		(750)
Conversion of Series B Preferred Stock to common shares	1,613	*	(9,772)	*					274		274
Conversion of Series C Preferred Stock to common shares	22,896	*			(326,436)	*			936		936
Exercise of Unit Purchase Option	2,229	*							557		557
Accretion of redeemable preferred shares									(438)		(438)
Redemption of Series C Preferred Stock					(353,792)	*			(3,200)		(3,200)
Share-based compensation related to restricted stock and stock options award, net of forfeitures of 4 shares	(4)								64		64
BALANCE AT September 30, 2018	734,317	*	17,303	*	61,423	*	-	*	$156,331	$(145,379)	$10,952

* Represents an amount less than $1 thousand

	Common stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Additional paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
BALANCE AT June 30, 2018	129,505	*	17,303	*	378,840	*	300	*	$147,466	$(143,368)	$4,098
Net loss										(2,011)	(2,011)
Issuance of common shares, warrants, pre-funded warrants and exercise of pre-funded warrants, net of $2,171 issuance costs	600,334	*							8,867		8,867
Conversion of Series C Preferred Stock to common shares	4,480	*			(10,500)	*			-		-
Redemption of Series D Preferred Stock							(300)	*	-		-
Redemption of Series C Preferred Stock					(306,917)	*			-		-
Share-based compensation related to restricted stock and stock options award, net of forfeitures of 2 shares	(2)	*							(2)		(2)
BALANCE AT September 30, 2018	734,317	*	17,303	*	61,423	*	-	*	$156,331	$(145,379)	$10,952

The accompanying notes are an integral part of the consolidated financial statements.

* Represents an amount less than $1 thousand

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(U.S. dollars in thousands, except share data)

	Common stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Additional paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity

BALANCE AT December 31, 2018	768,615	*	17,303	*	61,423	*	$156,355	$(147,592)	$8,763
Net loss								(7,483)	(7,483)
Issuance of common shares, warrants, pre-funded warrants and exercise of pre-funded warrants, net of $1,177 issuance costs	2,588,828	*					6,331		6,331
Conversion of Series C Convertible Preferred Stock to common shares	29,728				(24,554)	*
Share-based compensation related to restricted stock and stock options award, net of forfeitures of 837 shares	69,744	*					285		285
BALANCE AT September 30, 2019	3,456,915	*	17,303	*	36,869	*	$162,971	$(155,075)	$7,896

* Represents an amount less than $1 thousand

	Common stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Additional paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity

BALANCE AT June 30, 2019	1,397,133	*	17,303	*	38,806	*	$158,579	$(153,005)	$5,574
Net loss								(2,070)	(2,070)
Issuance of common shares, warrants, pre-funded warrants and exercise of pre-funded warrants, net of $710 issuance costs	2,057,444	*					4,285		4,285
Conversion of Series C Convertible Preferred Stock to common shares	2,480				(1,937)	*
Share-based compensation related to restricted stock and stock options award, net of forfeitures of 142 shares	(142)	*					107		107
BALANCE AT September 30, 2019	3,456,915	*	17,303	*	36,869	*	$162,971	$(155,075)	$7,896

* Represents an amount less than $1 thousand

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Nine months ended September 30
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,483)	$(5,027)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	114	115
Change in liability for employees rights upon retirement	99	(16)
Financial income	(1)	(425)
Lease liability	76	-
Share-based compensation expenses	285	64
Changes in operating asset and liability items:
Increase in prepaid expenses	(74)	(83)
Increase in trade receivables	(80)	(67)
Decrease (Increase) in other receivables	(82)	29
Increase in inventory	(149)	(283)
Increase (Decrease) in trade payables	(242)	128
Decrease in other payables and contract liability	(705)	(238)
Net cash used in operating activities	(8,242)	(5,803)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(231)	(30)
Amounts withdrawn (funded) in respect of employee rights upon retirement, net	(87)	30
Net cash used in investing activities	(318)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares and warrants and exercise of pre-funded warrants and unit purchase option, net of $1,177 and $2,161 issuance costs, respectively	6,331	16,365
Redemption of series C and D preferred stock	-	(3,014)
Net cash provided by financing activities	6,331	13,351
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1)	(11)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,230)	7,537
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	9,384	3,710
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$7,154	$11,247
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
Classification of Redemption Obligation of Preferred Shares to Mezzanine and Embedded Derivative	$-	164

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

The Company markets its products through distributors in international markets, mainly in Europe.

b.	Liquidity

The Company has an accumulated deficit as of September 30, 2019, as well as a history of net losses and negative operating cash flows in recent years. The Company expects to continue incurring losses and negative cash flows from operations until its products (primarily CGuard™ EPS) reach commercial profitability. As a result of these expected losses and negative cash flows from operations, along with the Company’s current cash position, the Company has sufficient resources to fund operations until the end of May 2020. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. These financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, the financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position and results of operations of the Company. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2018, as found in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 19, 2019. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of results that could be expected for the entire fiscal year.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 3 – RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

a.	Newly issued accounting pronouncements

1)	In February 2016, the FASB established ASC Topic 842, Leases (Topic 842), by issuing ASU No. 2016-02, which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. We adopted the new standard on January 1, 2019 using the modified retrospective transition method and we did not restate comparative periods. The new standard provides a number of optional practical expedients in transition. We have elected the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs for leases entered into prior to adoption of Topic 842.

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

The new standard had a material effect on the Company’s financial statements. The most significant effects of the adoption relate to (1) the recognition of new ROU assets and lease liabilities on its balance sheet for real estate operating leases; and (2) providing significant new disclosures about its leasing activities.

Upon adoption, we recognized additional operating lease liabilities, of approximately $1.2 million based on the present value of the remaining lease payments under current leasing standards for existing operating leases. The Company also recognized corresponding ROU assets of approximately $1.2 million. Lease terms may include options to extend or terminate the lease when the Company is reasonably certain that the option will be exercised. Lease expense is recognized on a straight-line basis over the lease term. Our leases may include variable payments based on measures that include changes in price index which are expensed as incurred and presented as operating expense on the consolidated statements of operations in the same line item as expense arising from fixed lease payments.

The new standard also provides practical expedients for an entity’s ongoing accounting. Beginning in 2019, the Company changed its disclosed lease recognition policies and practices, as well as to other related financial statement disclosures due to the adoption of this standard. See Note 9.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 4 - EQUITY:

a.	On March 27, 2019, the Company filed with the Secretary of State of Delaware a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a one-for-fifty reverse stock split of its common stock, par value $0.0001 per share, effective as of March 29, 2019. All related share and per share data have been retroactively applied to the financial statements and their related notes for all periods presented.

b.	During the nine months ended September 30, 2019, the Company issued a total of 32,034 shares of its common stock in connection with the exercise of 32,034 pre-funded warrants issued in July 2018. The Company received aggregate cash proceeds equal to approximately 16,000 in connection with such exercises. As of September 30, 2019, all of the pre-funded warrants issued in July 2018 have been exercised.

c.	During the nine months ended September 30, 2019, the Company issued a total of 1,518,444 shares of its common stock in connection with the exercise of 1,518,444 Pre-Funded Warrants (as defined in paragraph g of this Note 4) issued in September 2019. As of September 30, 2019, there are 720,333 outstanding Pre-Funded Warrants issued in September 2019. Each Pre-Funded Warrant is exercisable for one share of our common stock at an exercise price of $0.01 per share.

d.	During the nine months ended September 30, 2019, 24,554 shares of Series C Convertible Preferred Stock were converted into 29,728 shares of common stock.

e.	As of September 30, 2019, the number of preferred shares and the number of shares of common stock each class of preferred stock is convertible into is as follows:

	Number of Preferred Stock	Number of underlying Common stock
Series B Convertible Preferred Stock	17,303	555,138	*
Series C Convertible Preferred Stock	36,869	131,090
Total		686,228

* Including the shares of common stock the holders of Series B Convertible Preferred Stock are entitled to receive as cumulative dividends at the rate per share of 15% per annum of the stated value for five years, payable in cash or common stock, at the Company’s discretion, but excluding effect of future conversion price adjustment, if any.

As of September 30, 2019, the Company has outstanding warrants to purchase an aggregate of 4,016,817 shares of common stock as follows:

	Number of underlying Common stock	Weighted average exercise price
Series A Warrants	1,102	$8,750.00
Series B Warrants	2,448	$3,500.00
Series D Warrants	806,698	$15.19
Series E Warrants	2,972,221	$1.80
April 2019 Underwriter Warrants	34,955	$6.25
September 2019 Underwriter Warrants	194,444	$2.25
Other warrants	4,949	$11,258.00

Total Warrants	4,016,817	$22.95

The warrants indicated above do not include the Pre-Funded Warrants mentioned in Note 4(c). As of September 30, 2019, the Company had 155,000,000 authorized shares of capital stock, par value $0.0001 per share, of which 150,000,000 are shares of common stock and 5,000,000 are shares of “blank check” preferred stock.

On March 21, 2019, the stockholders approved the amendment of its Long Term Incentive Plan which was adopted by our board of directors on February 4, 2019, to increase the total number of shares of common stock issuable under such plan by 500,000 shares.

f.	On April 8, 2019, the Company closed an underwritten public offering of 486,957 shares of the Company’s common stock at the offering price to the public of $5.00 per share. The Company received net proceeds of approximately $2 million from the offering, after deducting underwriter discounts and commissions and other fees and expenses payable by the Company. In connection with this public offering, on April 12, 2019, the underwriter partially exercised its over-allotment option and purchased an additional 12,393 shares of our common stock at a price to the public of $5.00 per share. The Company received net proceeds of approximately $47,000 from the exercise of the over-allotment option.

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

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Upon execution of the underwriting agreement, the respective conversion price of the outstanding shares of Series B Convertible Preferred Stock and Series C Convertible Preferred Stock was reduced to $5.00 pursuant to the anti-dilution adjustment provisions of the Series B Convertible Preferred Stock and of the Series C Convertible Preferred Stock, and the number of shares of common stock issuable upon conversion of the Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock had increased as follows:

●	an aggregate of 133,233 additional shares of common stock issuable upon conversion of the Series B Convertible Preferred Stock, including the payment of the cumulative dividends accrued thereunder in common stock, based on 17,303 shares of Series B Convertible Preferred Stock outstanding as of April 4, 2019.
●	an aggregate of 50,708 additional shares of common stock issuable upon conversion of the Series C Convertible Preferred Stock, based on 59,423 shares of Series C Convertible Preferred Stock outstanding as of April 4, 2019.

g.

On September 19, 2019, the Company entered into an underwriting agreement relating to an underwritten public offering (the “September 2019 Offering”) of (i) 539,000 common units (“Common Units”), with each Common Unit being comprised of one share of the Company’s common stock, par value $0.0001 per share, and one Series E warrant (collectively, the “Series E Warrants”) to purchase one share of common stock and (ii) 2,238,777 pre-funded units (“Pre-Funded Units”), with each Pre-Funded Unit being comprised of one pre-funded warrant (collectively, the “Pre-Funded Warrants”) to purchase one share of common stock and one Series E Warrant, which closed on September 24, 2019. The offering price to the public was $1.80 per Common Unit and $1.79 per Pre-Funded Unit. In connection with this public offering, on September 24, 2019, the underwriter partially exercised its over-allotment option and purchased an additional 194,444 Series E Warrants at a purchase price of $0.01 per Series E Warrant.

The Series E Warrants included in the Common Units and the Pre-Funded Units are immediately exercisable at a price of $1.80 per share of common stock, subject to adjustment in certain circumstances, and expire September 24, 2024. The shares of common stock, or Pre-Funded Warrants in the case of the Pre-Funded Units, and the Series E Warrants were offered together, but the securities contained in the Common Units and the Pre-Funded Units were issued separately.

Each Pre-Funded Warrant contained in a Pre-Funded Unit is exercisable for one share of our common stock at an exercise price of $0.01 per share. The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full.

In connection with the offering, the Company issued to the underwriter warrants to purchase up to 194,444 shares of common stock, or 7% of the shares sold in the offering, including the number of shares of common stock issuable upon exercise of the Pre-Funded Warrants sold in the offering (the “September Underwriter Warrants”). The September Underwriter Warrants are exercisable at any time and from time to time, in whole or in part, following the date of issuance and ending on September 19, 2024, at an exercise price of $2.25 per share (125% of the offering price to the public per Common Unit).

Pursuant to the full ratchet anti-dilution adjustment provisions in the respective certificate of designation for the Company’s Series B Convertible Preferred Stock and Series C Preferred Stock, the conversion price of the outstanding shares of the Series B Convertible Preferred Stock and the Series C Preferred Stock was reduced to $1.80 per share, effective as of the date of the underwriting agreement entered for the September 2019 Offering, and the number of shares of common stock issuable upon conversion of the Series B Preferred Stock and the Series C Preferred Stock had increased as follows:

●	an aggregate of 355,288 additional shares of common stock upon conversion of the Series B Preferred Stock and as payment of the dividends thereunder in common stock, based on 17,303 shares of Series B Preferred Stock outstanding as of September 19, 2019.
●	an aggregate of 88,305 additional shares of common stock upon conversion of the Series C Preferred Stock, based on 37,025 shares of Series C Preferred Stock outstanding as of September 19, 2019.

On September 24, 2019, the Company closed the September 2019 Offering. The Company received gross proceeds of $5.0 million from the offering, before deducting underwriter discounts and commissions and other fees and expenses payable by the Company.

For the purpose of calculating basic net loss per share, the additional shares of common stock that are issuable upon exercise of the Pre-funded Warrants have been included since the shares are issuable for a negligible consideration, as determined by the Company according to ASC 260-10-45-13, and have no vesting or other contingencies associated with them

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 5- NET LOSS PER SHARE:

Set forth below is data taken into account in the computation of loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	($ in thousands)
NET LOSS	$(2,070)	$(2,011)	$(7,483)	$(5,027)
Adjustments due to extinguishment and accretion of series D and series C preferred shares				(407)
Adjusted Loss	$(2,070)	$(2,011)	$(7,483)	$(5,434)
Weighted average of Common Stock outstanding during the period	1,648,302	815,283	1,293,321	334,581
Basic and diluted loss per share (dollars)	$(1.26)	$(2.47)	$(5.79)	$(16.24)

The total number of shares of common stock related to outstanding options, warrants, restricted stock, Series C Convertible Preferred Stock and placement agent units excluded from the calculations of diluted loss per share were 5,001,451 for nine and three month period ended September 30, 2019.

The total number of shares of common stock related to outstanding options, warrants, restricted stock, Series C Convertible Preferred Stock, Series Convertible D Preferred Stock and placement agent units excluded from the calculations of diluted loss per share were 915,599 for the nine and three month period ended September 30, 2018.

* For the purpose of calculating basic net loss per share, the additional shares of common stock that are issuable upon exercise of the Pre-funded Warrants have been included since the shares are issuable for a negligible consideration, as determined by the Company according to ASC 260-10-45-13, and have no vesting or other contingencies associated with them. 720,333 Pre-funded Warrants are included in the three and nine month calculation.

NOTE 6 - FAIR VALUE MEASURMENT:

Fair value of financial instruments

The carrying amounts of financial instruments included in working capital approximate their fair value either because these amounts are presented at fair value or due to the relatively short-term maturities of such instruments.

As of September 30, 2019, and December 31, 2018, allowance for doubtful accounts was $72,000.

NOTE 7 - INVENTORY:

	September 30,	December 31,
	2019	2018
	($ in thousands)
Finished goods	$124	$284
Work in process	166	111
Raw materials and supplies	993	739
	$1,283	$1,134

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUALS - OTHER:

	September 30,	December 31,
	2019	2018
	($ in thousands)
Employees and employee institutions	653	828
Accrued vacation and recreation pay	172	171
Accrued expenses	439	903
Provision for sales commissions	-	37
Current Operating lease liabilities	352	-
Other	1	27
	$1,617	$1,966

NOTE 9 - COMMITMENTS AND CONTINGENT LIABILITIES:

a.	Lease Agreements

1)	The Company’s Israeli subsidiary has a lease agreement for a facility in Israel, which expires on December 31, 2020 with an option to extend the agreement for two additional years until December 31, 2022 under the terms stipulated in the agreement.

2)	The Company leases its motor vehicles under operating lease agreements.

3)	Operating lease cost for the nine months ended September 30, 2019 was comprised of the following:

Nine months ended September 30
2019
($ in thousands)
Operating lease expense	267
Short-term lease expense	6
Variable lease expense	-
273

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Supplemental information related to leases are as follows:

September 30
2019
($ in thousands)
Operating lease right-of-use assets	975
Current Operating lease liabilities	(352)
Non-current operating lease liabilities	(699)

Other information:

Operating cash flows from operating leases (cash paid in thousands)	(270)
Weighted Average Remaining Lease Term	1.44
Weighted Average Discount Rate	9.07%

Maturities of lease liabilities are as follows:

Amount
($ in thousands)
2019 (excluding the nine months ended September 30, 2019)	93
2020	372
2021	375
2022	349
Total lease payments	1,189
Less imputed interest	(138)
Total	1,051

4)	ASC 840 Disclosures

The Company elected the modified retrospective transition method and included the following tables previously disclosed.

Future contractual obligations under the abovementioned operating lease agreements (not including the extension option) as of December 31, 2018 are as follows:

Amount
U.S. dollars in thousands
2019	337
2020	357
2021	26
Total	720

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

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

In July 2016, a service provider filed a suit seeking damages from the Company’s subsidiary amounting to $1,967,822. The Company’s subsidiary and the plaintiff have entered into a confidential settlement agreement in the amount of $600,000, and on April 24, 2019, the parties filed a stipulation of dismissal, dismissing all claims in this action. On April 25, 2019, the court denied as moot all pending motions. The related increase in provision of $354,000 was recorded to “Research and development expense” within the Consolidated Statements of Operations for the nine months ended September 30, 2019.

NOTE 10 - DISAGGREGATED REVENUE AND ENTITY WIDE DISCLOSURES:

Revenues are attributed to geographic areas based on the location of the customers. The following is a summary of revenues:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	($ in thousands)

Italy	$211	$119	$550	$512
Germany	189	178	513	650
Russia	100	9	129	168
Poland	90	61	277	179
Other	349	402	1,239	1,270
	$939	$769	$2,708	$2,779

By product:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	($ in thousands)

CGuard	$852	$604	$2,344	$2,268
MGuard	87	165	364	511
	$939	$769	$2,708	$2,779

By principal customers:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Customer A	17%	22%	16%	22%
Customer B	11%	10%	12%	10%
Customer C	10%	8%	10%	6%
Customer D	12%	5%	8%	8%
Customer E	11%	1%	5%	6%

All tangible long-lived assets are located in Israel.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	our history of recurring losses and negative cash flows from operating activities, significant future commitments and the uncertainty regarding the adequacy of our liquidity to pursue our complete business objectives, and substantial doubt regarding our ability to continue as a going concern;

●	our need to raise additional capital to meet our business requirements in the future and such capital raising may be costly or difficult to obtain and could dilute out stockholders’ ownership interests;

●	our ability to regain or maintain compliance with NYSE American listing standards;

●	our ability to generate revenues from our products and obtain and maintain regulatory approvals for our products;

●	our ability to adequately protect our intellectual property;

●	our dependence on a single manufacturing facility and our ability to comply with stringent manufacturing quality standards and to increase production as necessary;

●	the risk that the data collected from our current and planned clinical trials may not be sufficient to demonstrate that our technology is an attractive alternative to other procedures and products;

●	market acceptance of our products;

●	negative clinical trial results or lengthy product delays in key markets;

●	an inability to secure and maintain regulatory approvals for the sale of our products;

●	intense competition in our industry, with competitors having substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution and personnel resources than we do;

●	entry of new competitors and products and potential technological obsolescence of our products;

●	inability to carry out research, development and commercialization plans;

●	loss of a key customer or supplier;

●	technical problems with our research and products and potential product liability claims;

●	product malfunctions;

●	price increases for supplies and components;

●	adverse economic conditions;

●	insufficient or inadequate reimbursement by governmental and other third-party payers for our products;

●	our efforts to successfully obtain and maintain intellectual property protection covering our products, which may not be successful;

●	adverse federal, state and local government regulation, in the United States, Europe or Israel and other foreign jurisdictions;

●	the fact that we conduct business in multiple foreign jurisdictions, exposing us to foreign currency exchange rate fluctuations, logistical and communications challenges, burdens and costs of compliance with foreign laws and political and economic instability in each jurisdiction;

●	the escalation of hostilities in Israel, which could impair our ability to manufacture our products; and

●	loss or retirement of key executives and research scientists.

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

Our CGuard™ carotid embolic prevention system (“CGuard EPS”) combines MicroNet and a self-expandable nitinol stent in a single device for use in carotid artery applications. Our CGuard EPS received CE mark approval in the European Union in March 2013, and we launched its release on a limited basis in October 2014. In January 2015, a new version of CGuard, with a rapid exchange delivery system, received CE mark approval in Europe and in September 2015, we announced the full market launch of CGuard EPS in Europe. Subsequently, we launched CGuard EPS in Russia and certain countries in Latin America and Asia, including India. We expect to receive approval to launch CGuard EPS in Brazil, and we are seeking strategic partners for potential launch of CGuard EPS in Japan and China.

We consider the addressable market for our CGuard EPS to consist of individuals with diagnosed, symptomatic high-grade carotid artery stenosis (HGCS, ≥70% occlusion) for whom an intervention is preferable to medical (drug) therapy. This group includes not only carotid artery stenting patients but also individuals undergoing carotid endarterectomy, as the two approaches compete for the same patient population. Assuming full penetration of the intervention caseload by CGuard EPS, we estimate that the addressable market for CGuard EPS was approximately $1.0 billion in 2017 (source: Health Research International 2017 Results of Update Report on Global Carotid Stenting Procedures and Markets by Major Geography and Addressable Markets).

In April 2017, we had a pre-investigational device exemption (“IDE”) submission meeting with the U.S. Food and Drug Administration (“FDA”) regarding CGuard EPS where we presented materials that we believed would support a formal IDE submission seeking approval to conduct a human clinical trial in the United States which included our draft synopsis for the clinical trial design. The FDA agreed to our pre-clinical test plan and clinical trial design. On July 26, 2019, we submitted an IDE application for CGuard EPS. In connection with such application, on August 23, 2019, we received a request for additional information from the FDA in support of our application. We continue to work closely with the FDA to resolve these additional requests. Following resolution of all comments from the FDA, we plan to submit a formal response for CGuard EPS, as IDE approval by the FDA would be a critical step toward the commencement of a human clinical trial using CGuard EPS in the United States.

Additionally we intend to continue to evaluate potential product enhancements and manufacturing enhancements for CGuard EPS expected to reduce cost of goods and/or provide the best-in-class performing delivery system. We cannot give any assurance that we will receive sufficient (or any) proceeds from future financings or the timing of such financings, if ever for potential product enhancements and manufacturing enhancements. In addition, such additional financings may be costly or difficult to complete. Even if we receive sufficient proceeds from future financings, there is no assurance that we will be able to timely apply for CE mark approval following our receipt of such proceeds. We believe these improvements may allow us to reduce cost of goods and increase penetration in our existing geographies and better position us for entry into new markets.

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

We also intend to continue to evaluate potential product enhancements and manufacturing enhancements for CGuard EPS expected to reduce cost of goods and/or provide the best-in-class performance and todevelop a pipeline of other products and additional applications by leveraging our MicroNet technology to new applications to improve peripheral vascular and neurovascular procedures, such as the treatment of the superficial femoral artery disease, vascular disease below the knee and neurovascular stenting to seal aneurysms in the brain.

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

Public Offerings

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

On September 24, 2019, we closed an underwritten public offering of (i) 539,000 common units, with each common unit being comprised of one share of our common stock and one Series E Warrant to purchase one share of common stock and (ii) 2,238,777 pre-funded units, with each pre-funded unit being comprised of one pre-funded warrant to purchase one share of common stock and one Series E Warrant. In connection with this public offering, the underwriter partially exercised its over-allotment option and purchased an additional 194,444 Series E Warrants to purchase 194,444 shares of common stock. The offering price to the public was $1.80 per common unit and $1.79 per pre-funded unit. The net proceeds to the us from the offering of common units and pre-funded units and the exercise of the underwriter’s option to purchase 194,444 additional Series E Warrants to purchase an aggregate of 194,444 shares of common stock was approximately $4.2 million, excluding the proceeds, if any, from the exercise of the Series E Warrants and the pre-funded warrants sold in the offering, and after deducting underwriting discounts and commissions and payment of other estimated expenses associated with the offering that were payable by us.

NYSE American Notification

Stockholder’s Equity

On August 7, 2019, we received notification from the NYSE American that we do not meet continued listing standards of the NYSE American as set forth in Part 10 of the NYSE American Company Guide (the “Company Guide”). Specifically, we are not in compliance with Section 1003(a)(iii) of the Company Guide because we reported stockholders’ equity of less than $6 million as of June 30, 2019, and net losses in our five most recent fiscal years ended December 31, 2018. As a result, we became subject to the procedures and requirements of Section 1009 of the Company Guide.

On October 11, 2019, NYSE American accepted our plan to regain compliance with Section 1003(a)(iii) of the Company Guide by August 7, 2020. We are subject to periodic review during the period covered by the compliance plan. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the plan period could result in our common stock being delisted from the NYSE American.

Low Trading Price

On January 7, 2019, we received notification from the NYSE American that we are not in compliance with the NYSE American continued listing standards because our shares of common stock had been selling for a low price per share for a substantial period of time. Pursuant to Section 1003(f)(v) of the NYSE American Company Guide (the “Company Guide”), the NYSE American staff determined that our continued listing was predicated on us effecting a reverse stock split of our common stock or otherwise demonstrating sustained price improvement within a reasonable period of time, which the staff determined to be until July 7, 2019. In addition, the NYSE American advised us that its policy is to immediately suspend trading in shares of, and commence delisting procedures with respect to, a listed company if the market price of its shares falls below $0.06 per share at any time during the trading day.

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

Results of Operations

Three months ended September 30, 2019 compared to the three months ended September 30, 2018

Revenues. For the three months ended September 30, 2019, revenue increased by 170,000, or 22.1%, to $939,000, from $769,000 during the three months ended September 30, 2018. This increase was predominantly driven by a 41.1% increase in sales volume of CGuard EPS from $604,000 during the three months ended September 30, 2018, to $852,000 during the three months ended September 30, 2019, mainly due to our continued focus on expanding existing markets such as Italy and Russia. This increase in sales of CGuard EPS was partially offset by a 47.3% decrease in sales of MGuard Prime EPS from $165,000 during the three months ended September 30, 2018, to $87,000 during the three months ended September 30, 2019, largely driven by the predominant industry preferences favoring drug-eluting stents rather than bare metal stents such as MGuard Prime EPS in ST-Elevation Myocardial Infarction (“STEMI”) patients.

With respect to regions, the increase in revenue was primarily attributable to a $158,000 increase in revenue from sales made in Europe (driven by a $227,000 increase in sales volume of CGuard EPS for reasons discussed in the paragraph above, offset by a $69,000 decrease in sales of MGuard Prime EPS).

Gross Profit (Loss). For the three months ended September 30, 2019, gross profit (revenue less cost of revenues) decreased by 35.4%, or $70,000, to $128,000, compared to a gross profit of $198,000 during the same period in 2018. This decrease in gross profit resulted from a $65,000 increase in write-offs predominantly driven by a non-recurring component supply issue and a $11,000 decrease associated with the higher sales volume of CGuard EPS (as mentioned above), sold at a lower average selling price for the three months ended   September 30, 2019, compared to the average selling price of CGuard EPS for the three months ended September 30, 2018. These decreases in gross profit were partially offset by a decrease of $6,000 in miscellaneous expenses. Gross margin (gross profits as a percentage of revenue) decreased to 13.6% during the three months ended September 30, 2019, from 25.7% during the three months ended September 30, 2018, driven mainly by the write offs and the effect of the average selling price as mentioned above.

Research and Development Expenses. For the three months ended September 30, 2019, research and development expenses increased by 6.3%, or $26,000, to $442,000, from $416,000 during the three months ended September 30, 2018. This increase resulted primarily from an increase of $77,000 in compensation expenses primarily due to expenses incurred to support various development projects, an increase of $39,000 in clinical expenses associated with CGuard EPS, mainly related to the IDE approval process. These increases in research and development expenses were partially offset by a decrease of $81,000 related to sterilization validation efforts expenses we incurred during the three months ended September 30, 2018, which we did not incur during the three months ended in September 30, 2019, and a decrease of $9,000 in miscellaneous expenses.

Selling and Marketing Expenses. For the three months ended September 30, 2019, selling and marketing expenses decreased by 11.2%, or $68,000, to $537,000 from $605,000 during the three months ended September 30, 2018. This decrease resulted from a decrease of $41,000 in consulting expenses and a decrease of $27,000 in miscellaneous expenses.

General and Administrative Expenses. For the three months ended September 30, 2019, general and administrative expenses decreased by 0.9%, or $10,000, to $1,146,000, from $1,156,000 during the three months ended September 30, 2018. This decrease resulted primarily from not incurring any costs associated with a shareholders meeting during the three months ended September 30, 2019, and a decrease in miscellaneous expenses. These decreases in general and administrative expenses were partially offset by an increase of travel expenses.

Financial Expenses (Income). For the three months ended September 30, 2019, financial expenses increased by 128.1% or $41,000, to $73,000, from $32,000 during the three months ended September 30, 2018. The increase in financial expenses primarily resulted from an increase of $42,000 in financial expenses related to changes in exchange rates. These increases in financial expenses were partially offset by a decrease of $1,000 in miscellaneous expenses during the nine months ended September 30, 2019.

Tax Expenses (Income). For the three months ended September 30, 2019, there was no material change in our tax expenses as compared to the three months ended September 30, 2018.

Net Loss. Our net loss increased by $59,000, or 2.9%, to $2,070,000, for the three months ended September 30, 2019, from $2,011,000 during the three months ended September 30, 2018.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

Revenues. For the nine months ended September 30, 2019, revenue decreased by $71,000, or 2.6%, to $2,708,000, from $2,779,000 during the nine months ended September 30, 2018. This decrease was predominantly driven by a 28.8% decrease in sales volume of MGuard Prime EPS from $511,000 during the nine months ended September 30, 2018, to $364,000 during the nine months ended September 30, 2019, largely driven by the predominant industry preferences favoring drug-eluting stents rather than bare metal stents such as MGuard Prime EPS in STEMI patients. This decrease was offset by a 3.4% increase in sales volume of CGuard EPS from $2,268,000 during the nine months ended September 30, 2018, to $2,344,000 during the nine months ended September 30, 2019. This increase was primarily due to our continued focus on expanding existing markets such as Poland, Switzerland, India, Italy and Spain and expansion into new geographies such as Australia and South Africa. The overall increase was offset across the board due to shipment delays in the three months ended March 31, 2019 associated with us changing sterilization companies and sales decreases in certain of our markets. The transition to our new sterilization company is now complete and we do not currently anticipate any future disruptions in fulfilling new orders and sales decreases in certain of our markets.

With respect to regions, the decrease in revenue was primarily attributable to a $127,000 decrease in revenue from sales made in Europe (driven by a $96,000 decline in the sales volume of MGuard Prime EPS for reasons discussed in the paragraph above), offset by a $74,000 increase in revenue of CGuard EPS from sales made in Australia and Africa.

Gross Profit. For the nine months ended September 30, 2019, gross profit (revenue less cost of revenues) decreased by 35.3%, or $271,000, to $497,000, compared to a $768,000 for the same period in 2018. This decrease in gross profit resulted from a $106,000 increase in write-offs predominantly driven by a non-recurring component supply issue, a $92,000 decrease in revenues (as mentioned above), less the related material and labor costs, $69,000 of expenses related to upgrades made to our production facilities and $46,000 of expenses pertaining to annual and new employee training of the production workers, offset by a decrease of $42,000 in miscellaneous expenses. Gross margin (gross profits as a percentage of revenue) decreased to 18.4% during the nine months ended September 30, 2019 from 27.6% during the nine months ended September 30, 2018, driven mainly by the write-offs and the increased expenses incurred in connection with the upgrades made to our production facilities and employee trainings incurred during the nine months ended September 30, 2019.

Research and Development Expenses. For the nine months ended September 30, 2019, research and development expenses increased by 170.8%, or $1,534,000, to $2,432,000, from $898,000 during the nine months ended September 30, 2018. This increase resulted primarily from an increase of $881,000 in clinical expenses associated with CGuard EPS, mainly related to IDE application process, a settlement payment of $354,000 made to a former service provider pursuant to a settlement agreement (see Part II, Item 1. “Legal Proceedings” below), an increase of $270,000 in compensation and quality assurance expenses primarily due to expenses incurred to support various development projects and an increase of $29,000 in miscellaneous expenses.

Selling and Marketing Expenses. For the nine months ended September 30, 2019, selling and marketing expenses increased by 6.8%, or $114,000, to $1,791,000, from $1,677,000 during the nine months ended September 30, 2018. This increase resulted from an increase of $71,000 in travel expenses associated with the continued focus on expanding existing and new markets and an increase of $68,000 in promotional expenses, primarily related to operating our social media infrastructure. These increases in selling and marketing expenses were partially offset by a decrease of $25,000 in miscellaneous expenses during the nine months ended September 30, 2019.

General and Administrative Expenses. For the nine months ended September 30, 2019, general and administrative expenses decreased by 0.4%, or $14,000, to $3,584,000, from $3,598,000 during the nine months ended September 30, 2018. This decrease resulted primarily from a decrease of $453,000 in legal expenses, primarily due to reduced legal work required for a litigation with a former service provider (which settled in April 2019) during the nine months ended September 30, 2019, compared to the amount of legal work required for the same litigation during the nine months ended September 30, 2018. This decrease in general and administrative expenses was partially offset by an increase of $329,000 in compensation expenses, mainly due to a salary accrual reversal of approximately $230,000 during the nine months ended September 30, 2018, which did not occur during the nine months ended in September 30, 2019, an increase of approximately $192,000 of share-based compensation-related expenses in the nine months ended September 30, 2019, due to the grants made in the first quarter of 2019 and an increase of $110,000 in miscellaneous expenses.

Financial Expenses (Income). For the nine months ended September 30, 2019, financial expenses increased by 145.8%, or $551,000, to $173,000, from $378,000 of financial income during the nine months ended September 30, 2018. The increase in financial expenses primarily resulted from the $438,000 of financial income related to the revaluation of the embedded derivative of the Series C Preferred Stock recorded during the nine months ended September 30, 2018, which did not occur during the nine months ended in September 30, 2019, and an increase of $117,000 in financial expenses related to changes in exchange rates. These increases in financial expenses were partially offset by a decrease of $4,000 in miscellaneous expenses during the nine months ended September 30, 2019.

Tax Expenses (Income). For the nine months ended September 30, 2019, there was no material change in our tax expenses as compared to the nine months ended September 30, 2018.

Net Loss. Our net loss increased by $2,456,000, or 48.9%, to $7,483,000, for the nine months ended September 30, 2019, from $5,027,000 during the nine months ended September 30, 2018. The increase in net loss resulted primarily from an increase of $1,634,000 in operating expenses, an increase of $551,000 in financial expenses and a decrease of $271,000 in gross profit.

Liquidity and Capital Resources

We had an accumulated deficit as of September 30, 2019, of $155 million, as well as a net loss of $7,483,000 and negative operating cash flows for the nine months ended September 30, 2019. We expect to continue incurring losses and negative cash flows from operations until our products (primarily CGuard EPS) reach commercial profitability. As a result of these expected losses and negative cash flows from operations, along with our current cash position, we only have sufficient resources to fund operations until the end of May 2020. Therefore, there is substantial doubt about our ability to continue as a going concern.

Our plans include continued commercialization of our products and raising capital through sale of additional equity securities, debt or capital inflows from strategic partnerships. There are no assurances, however, that we will be successful in obtaining the level of financing needed for our operations. If we are unsuccessful in commercializing our products or raising capital, we may need to reduce activities, curtail or cease operations.

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

On July 3, 2018, we closed an underwritten public offering of (i) 10,851,417 common units, with each common unit being comprised of one fiftieth share of our common stock, and one Series D Warrant to purchase one fiftieth share of common stock, (ii) 22,481,916 pre-funded units, with each pre-funded unit being comprised of one pre-funded warrant to purchase one fiftieth share of common stock and one Series D Warrant, and (iii) additional Series D Warrants to purchase 100,000 shares of common stock pursuant to the underwriter’s option. We received net proceeds from the offering and the exercise of the underwriter’s option to purchase additional Series D Warrants to purchase 100,000 shares of common stock of approximately $8.7 million, excluding the proceeds, if any, from the exercise of the Series D Warrants and the pre-funded warrants sold in the offering, and after deducting underwriting discounts and commissions and payment of other estimated expenses associated with the offering that are payable by us. We used $2,264,269 of the net proceeds of the offering to redeem 306,917 shares of Series C Preferred Stock and 300 shares of Series D Preferred Stock held by the Series D Investor. As a result of such offering, the conversion price of the outstanding shares of the Series B Preferred Stock and the Series C Preferred Stock was reduced to $15.00 per share, effective as of June 29, 2018.

Our outstanding shares of Series B Preferred Stock and Series C Preferred Stock contain anti-dilution provisions that may result in the reduction of the conversion price thereof in the future. This feature may result in an indeterminate number of shares of common stock being issued upon conversion of the Series B Preferred Stock or the Series C Preferred Stock. Sales of additional shares of common stock issuable upon conversion of the Series B Preferred Stock or Series C Preferred Stock as a result of anti-dilution adjustments will dilute the interests of other security holders and may depress the price of our common stock. Accordingly, we may find it more difficult to raise additional equity capital while any of our Series B Preferred Stock or Series C Preferred Stock is outstanding. As of September 30, 2019, 17,303 shares of Series B Preferred Stock and 36,869 shares of Series C Preferred Stock were outstanding.

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

On September 24, 2019, we closed an underwritten public offering of (i) 539,000 common units, with each common unit being comprised of one share of our common stock and one Series E Warrant to purchase one share of common stock and (ii) 2,238,777 pre-funded units, with each pre-funded unit being comprised of one pre-funded warrant to purchase one share of common stock and one Series E Warrant. In connection with this public offering, the underwriter partially exercised its over-allotment option and purchased an additional 194,444 Series E Warrants to purchase 194,444 shares of common stock. The offering price to the public was $1.80 per common unit and $1.79 per pre-funded unit. The net proceeds to us from the offering of common units and pre-funded units and the exercise of the underwriter’s option to purchase 194,444 additional Series E Warrants to purchase an aggregate of 194,444 shares of common stock was approximately $4.2 million, excluding the proceeds, if any, from the exercise of the Series E Warrants and the pre-funded warrants sold in the offering, and after deducting underwriting discounts and commissions and payment of other estimated expenses associated with the offering that were payable by us,

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

General. At September 30, 2019, we had cash and cash equivalents of $7,154,000, as compared to $9,384,000 as of December 31, 2018. We have historically met our cash needs through a combination of issuing new shares, borrowing activities and product sales. Our cash requirements are generally for research and development, marketing and sales activities, finance and administrative cost, capital expenditures and general working capital.

For the nine months ended September 30, 2019, net cash used in our operating activities increased by $2,439,000 to $8,242,000, from $5,803,000 during the same period in 2018. The primary reason for the increase in cash used in our operating activities was an increase of payments for third party related expenses and for professional services of $1,665,000 (primarily due to production related payments, payments related to IDE application process and a settlement payment made to a former service provider pursuant to a settlement agreement), an increase of $673,000 in salary and bonus payments from $3,705,000 in the nine months ended September 30, 2018 to $4,378,000 during the same period in 2019 and a decrease of $101,000 in payments received from customers to $2,610,000 during the nine months ended September 30, 2019, from $2,711,000 during the same period in 2018.

Cash used by our investing activities was $318,000 during the nine months ended September 30, 2019 compared to $0 during the nine months ended September 30, 2018 resulting primarily from purchases related to upgrades made to our production facilities and our information technology infrastructure.

Cash provided by financing activities for the nine months ended September 30, 2019 was $6,331,000 compared to $13,351,000 during the same period in 2018. The principal source of the cash provided by financing activities during the nine months ended September 30, 2019, was the funds received from our September 2019 public offering of common stock, pre-funded warrants and warrants, as well as the subsequent exercise of the pre-funded warrants sold in the offering, that resulted in approximately $4,285,000 of aggregate net proceeds, and funds received from our April 2018 public offering of common stock that resulted in approximately $2,046,000 of aggregate net proceeds. The principal source of the cash provided by financing activities during the nine months ended September 30, 2018, was the funds received from our July 2018 public offering of common stock, pre-funded warrants and warrants, as well as the subsequent exercise of the pre-funded warrants sold in the offering, that resulted in approximately $8,866,000 of aggregate net proceeds, funds received from our April 2018 public offering of common stock that resulted in approximately $4,439,000 of aggregate net proceeds. and the funds received from our March 2018 public offering of common stock that resulted in approximately $3,060,000 of aggregate net proceeds, offset by a redemption of Series C and Series D Preferred Stock from the proceeds of the offering in an aggregate amount of $3,014,000.

As of September 30, 2019, our current assets exceeded our current liabilities by a multiple of 4.1. Current assets decreased by $1,845,000 during the period and current liabilities decreased by $597,000 during the period. As a result, our working capital decreased by $1,248,000 to $7,251,000 as of September 30, 2019.

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

Recent Accounting Pronouncements

See Note 3 – “Recently Adopted and Issued Accounting Pronouncements” in the accompanying financial statements.

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

Contractual Obligations and Commitments

During the nine months ended September 30, 2019, there were no material changes to our contractual obligations and commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures

Management’s Conclusions   Regarding Effectiveness of Disclosure Controls and Procedures

As of September 30, 2019, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of the date of this filing, we are not aware of any other material legal proceedings to which we or any of our subsidiaries is a party or to which any of our property is subject, nor are we aware of any such threatened or pending litigation or any such proceedings known to be contemplated by governmental authorities other than other than the foregoing suit filed by Bosti.

We are not aware of any material proceedings in which any of our directors, officers or affiliates or any registered or beneficial stockholder of more than 5% of our common stock, or any associate of any of the foregoing, is a party adverse to or has a material interest adverse to, us or any of our subsidiaries.

Item 1A. Risk Factors

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with our business previously disclosed in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2018, under the heading “Risk Factors.” Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price.

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

We have yet to establish any history of profitable operations. We reported a net loss of $7.2 million for the fiscal year ended December 31, 2018. We had a net loss of approximately $7.5 million during the nine months ended September 30, 2019. As of September 30, 2019, we had an accumulated deficit of $155 million. We expect to incur additional operating losses for the foreseeable future. There can be no assurance that we will be able to achieve sufficient revenues throughout the year or be profitable in the future.

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

Without materially curtailing our operations, we estimate that we have sufficient capital to fund operations until the end of May 2020. As such, in order for us to pursue our business objectives, we will need to raise additional capital, which additional capital may not be available on reasonable terms or at all. For instance, we will need to raise additional funds to accomplish the following:

●	furthering our efforts to ultimately seek the U.S. Food and Drug Administration approval for commercial sales of CGuard EPS in the United States;

●	development of our current and future products, including CGuard EPS enhancements;

●	pursuing growth opportunities, including more rapid expansion and funding regional distribution systems;

●	making capital improvements to improve our infrastructure;

●	hiring and retaining qualified management and key employees;

●	responding to competitive pressures;

●	complying with regulatory requirements such as licensing and registration; and

●	maintaining compliance with applicable laws.

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

Furthermore, any additional debt or equity financing that we may need may not be available on terms favorable to us, or at all. The respective certificate of designation for our Series B Preferred Stock and Series C Preferred Stock contains a full ratchet anti-dilution price protection to be triggered upon issuance of equity or equity-linked securities at an effective common stock purchase price of less than the conversion price in effect. See “Risk Factors—Risks Related to Our Common Stock, Preferred Stock and Warrants—The respective certificate of designation for the Series B Preferred Stock and the Series C Preferred Stock contains anti-dilution provisions that may result in the reduction of the conversion price in the future. This feature may result in an indeterminate number of shares of common stock being issued upon conversion of the Series B Preferred Stock or the Series C Preferred Stock. Sales of these shares will dilute the interests of other security holders and may depress the price of our common stock.” Such obligations may make any additional financing difficult to obtain or unavailable to us while any shares of our Series B Preferred Stock or Series C Preferred Stock are outstanding. If we are unable to obtain additional financing on a timely basis, we may have to curtail our development activities and growth plans and/or be forced to sell assets, perhaps on unfavorable terms, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately could be forced to discontinue our operations and liquidate, in which event it is unlikely that stockholders would receive any distribution on their shares. Further, we may not be able to continue operating if we do not generate sufficient revenues from operations needed to stay in business.

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

We expect to derive our revenue from sales of our CGuard EPS and MGuard Prime EPS stent products and other products we may develop, such as CGuard EPS with enhancements. If we fail to generate revenue from these sources, our results of operations and the value of our business would be materially and adversely affected.

We expect our revenue to be generated from sales of our CGuard EPS and MGuard Prime EPS stent products and other products we may develop. Future sales of CGuard EPS will be subject to the receipt of regulatory approvals and commercial and market uncertainties that may be outside our control. In addition, sales of MGuard Prime EPS have been hampered by weakened demand for bare metal stents, which may never improve, and we may not be successful in developing a drug-eluting stent product. In addition, there may be insufficient demand for other products we are seeking to develop, such as CGuard EPS with enhancements. If we fail to generate expected revenues from these products, our results of operations and the value of our business and securities would be materially and adversely affected.

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

Before we may conduct clinical trials for CGuard EPS in the United States, we must obtain the U.S. Food and Drug Administration’s approval of our IDE application and meet a number of other regulatory requirements, and, if we obtain IDE approval and meet all other applicable requirements, all clinical trials must be conducted in compliance with the U.S. Food and Drug Administration’s IDE regulations. Failure to complete the applicable prerequisites before beginning clinical trials and/or to maintain compliance with IDE regulations thereafter could have a material adverse effect on our business.

Clinical trials involve use of a medical device candidate (or drug, biological, or other product candidate, as applicable) on human subjects under the supervision of qualified investigators in accordance with current Good Clinical Practices, including the requirement that all research subjects provide informed consent for their participation in the clinical study. The U.S. Food and Drug Administration classifies medical device candidates into “significant risk” and “non-significant risk” devices. Significant risk devices present a potential for serious risk to the health, safety, or welfare of a subject. Examples may include implants, devices that support or sustain human life, and devices that are substantially important in diagnosing, curing, mitigating, or treating disease or in preventing impairment to human health. If a medical device candidate presents a significant risk, an IDE application must be submitted and approved prior to commencing any human clinical trials in the United States in connection with such device. The U.S. Food and Drug Administration may approve, conditionally approve, or deny an IDE or it may require further information and, thus, delay approval.

IDE applications may be denied for a number of reasons. For example, commonly cited deficiencies in U.S. Food and Drug Administration disapproval letters include, but are not limited to, the following:

●	Inadequate report of prior investigations due to:

o	Limited rationale and/or description of lab or animal studies;

o	No scientific justification for the number of animals selected in report of animal studies;

o	Failure to identify relevant information in literature research summary; or

o	Omission of adverse information in reports of prior publications;

●	Inadequate investigational plan due to:

o	failure to clearly develop or define study objectives;

o	inadequate description of the protocol;

o	failure to identify all risks;

o	failure to develop proper monitoring procedures; or

o	inadequate informed consent documents;

●	Inadequate characterization or description of the device and its operation due to inadequate or omitted:

o	Design/engineering drawing of device;

o	Rationale for device design;

o	Device and performance specifications;

o	Description of materials (including biocompatibility information); or

o	Description of function.

CGuard EPS is a significant risk device under the U.S. Food and Drug Administration’s definition. Accordingly, to conduct clinical trials with human subjects in the U.S., we must obtain IDE approval from the U.S. Food and Drug Administration. On July 26, 2019, we submitted an original IDE application for CGuard EPS. In connection with such application, on August 23, 2019, we received a request for additional information from the U.S. Food and Drug Administration in support of our application. We intend to continue to work closely with the U.S. Food and Drug Administration to resolve these additional requests. Following resolution of all comments from the U.S. Food and Drug Administration, we plan to submit a formal response for CGuard EPS. There is no guarantee that we will obtain IDE approval from the U.S. Food and Drug Administration for CGuard EPS or any other current or future product candidate we may develop.

In addition to IDE approval, we must apply for and obtain IRB approval of the proposed CGuard EPS clinical study in connection with each clinical site before commencing any study activities. A written protocol with predefined end points, an appropriate sample size, and pre-determined patient inclusion and exclusion criteria, is also required before we may initiate or conduct the CGuard EPS trial. If we obtain IDE approval, IRB approval, and meet all of the other applicable requirements that must be met before beginning clinical trials in the United States, we will, then, be able to lawfully initiate the clinical investigation of the safety and effectiveness of CGuard EPS in the United States.

Importantly, the CGuard EPS clinical trial, if applicable, and any others that we may conduct in the future, must be conducted in accordance with the U.S. Food and Drug Administration’s IDE regulations, which, among other things, establish requirements for investigational device labeling, prohibit pre-approval promotion of a device candidate, and specify recordkeeping, reporting, and monitoring responsibilities of study sponsors and study investigators.

We may not be able to obtain U.S. Food and Drug Administration and/or IRB approval to undertake clinical trials in the United States for CGuard EPS or any new devices we intend to market in the United States in the future. If we do obtain such approvals, we may not be able to conduct studies which comply with the IDE and other regulations governing clinical investigations or the data from any such trials may not support clearance or approval of the investigational device. Failure to obtain such approvals or to comply with such regulations could have a material adverse effect on our business, financial condition and results of operations.

Relatedly, certainty that clinical trials will meet desired endpoints, produce meaningful or useful data, and be free of unexpected adverse effects, or that the U.S. Food and Drug Administration will accept the validity of foreign clinical study data, as applicable, cannot be guaranteed, and such uncertainty could preclude or delay regulatory approvals and commercialization, resulting in significant financial costs and reduced revenue. Moreover, the timing of the commencement, continuation, and completion of any future clinical trial may be subject to significant delays attributable to various causes, including, but not limited to, scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, failure of patients to complete the clinical trial, delay in or failure to meet regulatory and/or IRB requirements to conduct a clinical trial at a one or more prospective sites, and shortages of supply in the investigational device.

Though necessary to pursue U.S. Food and Drug Administration premarket approval, pre-clinical and clinical trials are inherently lengthy and expensive and subject to any number of regulatory and/or clinical difficulties that can cause further delays, additional costs, and/or rejection by the U.S. Food and Drug Administration, and any such delay, added cost, or failure in connection with any future clinical trials could prevent us from commercializing our MicroNet products in the United States, which would materially and adversely affect our results of operations and the value of our business.

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

Physicians may not widely adopt our products unless they determine, based on experience, long-term clinical data and published peer reviewed journal articles, among other standard-of-care considerations, that the use of our stents provides a safe and effective alternative to other existing treatments for coronary artery disease and carotid artery disease.

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

Physicians currently consider drug-eluting stents to be the industry standard for treatment of coronary artery disease. MGuard Prime EPS, our current coronary product, is not drug-eluting, and this may adversely affect our business.

Our ability to attract customers depends to a large extent on our ability to provide goods that meet the customers’ and the market’s demands and expectations. If we do not have a product that is expected by the market, we may lose customers. The market demand has shifted away from bare metal stents in favor of drug-eluting stents for coronary artery disease. Our MGuard Prime EPS is a bare-metal stent product and has experienced no growth in sales over the past three years. Such sales may never grow and we do not currently have the resources to develop a drug-eluting stent product. Our failure to provide industry standard devices could adversely affect our business, financial condition and results of operations.

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

We market our products in international markets. In order to market our products in other foreign jurisdictions, we must obtain separate regulatory approvals from the appropriate governing body in each applicable country. The approval processes vary among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain CE mark or U.S. Food and Drug Administration approval. Foreign regulatory approval processes may include all of the risks associated with obtaining CE mark or U.S. Food and Drug Administration approval in addition to other risks. We may not obtain foreign regulatory approvals on a timely basis, if at all. CE mark approval or any future U.S. Food and Drug Administration approval does not ensure approval by regulatory authorities in other countries. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in certain markets.

We operate in an intensely competitive and rapidly changing business environment, and there is a substantial risk our products could become obsolete or uncompetitive.

The medical device market is highly competitive. We compete with many medical device companies globally in connection with our current products and products under development. We face intense competition from numerous pharmaceutical and biotechnology companies in the therapeutics area, as well as competition from academic institutions, government agencies and research institutions. Abbott Laboratories, Boston Scientific Corporation, Medtronic, Inc., and Johnson and Johnson, Gore Medical and Terumo Medical Corporation produce a polytetrafluoroethylene mesh-covered stent and a double layer metal stent, respectively. Most of our current and potential competitors, including but not limited to those listed above, have, and will continue to have, substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution and personnel resources than we do. There can be no assurance that we will have sufficient resources to successfully commercialize our products, if and when they are approved for sale. The worldwide market for stent products is characterized by intensive development efforts and rapidly advancing technology. Our future success will depend largely upon our ability to anticipate and keep pace with those developments and advances. Current or future competitors could develop alternative technologies, products or materials that are more effective, easier to use or more economical than what we or any potential licensee develop. If our technologies or products become obsolete or uncompetitive, our related product sales and licensing revenue would decrease. This would have a material adverse effect on our business, financial condition and results of operations.

We may become subject to claims by much larger and better capitalized competitors enforcing their intellectual property rights against us or seeking to invalidate our intellectual property or our rights thereto.

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

We are subject to a lawsuit filed by Bosti in July 2019, seeking €1,830,000 (which is approximately $2 million), the amount Bosti was due to receive from its Russian subsidiary, or alternatively, €1,024,000 (which is approximately $1.1 million), the amount Bosti paid to InspireMD Ltd., for the MGuard Prime EPS returned to InspireMD Ltd. in connection with the voluntary field corrective action of our MGuard Prime EPS we initiated in 2014. See “Part II, Item 1 — Legal Proceedings”. While we believe that the claims in this suit are without merit, due to the uncertainties of litigation, however, we can give no assurance that we will prevail on the claims made against us in such lawsuit. Also, we can give no assurance that any other lawsuits or claims brought in the future will not have an adverse effect on our financial condition, liquidity or operating results. Adverse outcomes in some or all of these claims may result in significant monetary damages that could adversely affect our ability to conduct our business.

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

The availability and levels of reimbursement by governmental and other third-party payors affect the market for our products. The efficacy, safety, performance and cost-effectiveness of our products and of any competing products are factors that may impact the availability and level of reimbursement. Reimbursement and healthcare payment systems in international markets vary significantly by country and include both government sponsored healthcare and private insurance. To obtain reimbursement or pricing approval in some countries, we may be required to produce clinical data, which may involve one or more clinical trials that compares the cost-effectiveness of our products to other available therapies. We may not obtain international reimbursement or pricing approvals in a timely manner, if at all. Our failure to receive international reimbursement or pricing approvals would negatively impact market acceptance of our products in the international markets in which those approvals are sought.

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

Judicial challenges, as well as legislative initiatives to modify, limit, or repeal the Affordable Care Act have been asserted against the Affordable Care Act since its enactment and continue to evolve. While early challenges were largely unsuccessful, there have been renewed efforts to repeal and/or replace the Affordable Care Act following the 2017 changes in the U.S. presidential administration and U.S. Congress. Due to such efforts, certain elements of the Affordable Care Act have been invalidated or suspended, which has, in turn, led to additional challenges against the law as a whole. For example, the Tax Cuts and Jobs Act of 2017 included a provision repealing, effective January 1, 2019, the tax imposed by the Affordable Care Act’s “individual mandate.” As a result, at least one federal court has held that the entire Affordable Care Act must be invalidated. However, the ruling in that case, Texas, et al, v. United States of America, et al., (N.D. Texas), has been stayed by the ruling judge pending appeal. Additionally, an Executive Order signed by the U.S. President directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of provisions of the Affordable Care Act that would impose a fiscal or regulatory burden on individuals and certain entities to the maximum extent permitted by law.

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

In May 2017, the European parliament and the council of the European Union approved a new Medical Device Regulation (EU) 2017/745 which has replaced the existing medical device directives (93/42/EEC). The new regulations will come into full application in May 2020. The new Medical Device Regulation imposes stricter requirements on medical device manufacturers and strengthens the supervising competences of the competent authorities of European Union member states, the notified bodies and the authorized representatives. As a result, the new legislation can prevent or delay the CE marking and certifications of our products under development or impact our ability to modify our currently CE marked products on a timely basis. If we fail to comply with the modified regulation and requirements it can adversely affect our business, operating results and prospects.

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

The tax benefits available to a Beneficiary Enterprise or a Preferred Enterprise are dependent upon the fulfillment of conditions stipulated under the Israeli Law for the Encouragement of Capital Investments, 1959 and its regulations, as amended, which include, among other things, maintaining our manufacturing facilities in Israel. If we fail to comply with these conditions, in whole or in part, the tax benefits could be cancelled and we could be required to refund any tax benefits that we received in the past. If we are no longer eligible for these tax benefits, our Israeli taxable income would be subject to regular Israeli corporate tax rates. The standard corporate tax rate for Israeli companies in 2018 is 23% and in 2019 is 23% of taxable income. The termination or reduction of these tax benefits would increase our tax liability, which would reduce our profits.

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

Our common stock could be delisted from the NYSE American if we fail to regain compliance with the NYSE American’s stockholders’ equity continued listing standards. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from the NYSE American.

On August 7, 2019, we received a notice indicating that we do not meet certain of the NYSE American’s continued listing standards as set forth in Part 10 of the Company Guide. Specifically, we were not in compliance with Section 1003(a)(iii) of the Company Guide because we reported stockholders’ equity of less than $6 million as of June 30, 2019, and had net losses in our five most recent fiscal years ended December 31, 2018. As a result, we had become subject to the procedures and requirements of Section 1009 of the Company Guide. On August 25, 2019, we submitted a plan of compliance to NYSE Regulation, addressing how we intend to regain compliance with Section 1003(a)(iii) of the Company Guide by August 7, 2020, which was accepted by NYSE American on October 11, 2019.

If we do not regain compliance by August 7, 2020, or fail to remain in compliance as of August 7, 2020, or anytime thereafter, with Section 1003(a)(iii) of the Company Guide, or if we do not maintain our progress consistent with the plan during the applicable plan period, the NYSE American will initiate delisting proceedings. There is no assurance that we will be able to regain compliance with Section 1003(a)(iii) of the Company Guide as of August 7, 2020. Even if the net proceeds from our capital raises provide us with sufficient stockholders’ equity to regain compliance with Section 1003(a)(iii) of the Company Guide by August 7, 2020, we will be subject to ongoing review for compliance with NYSE American requirements, and there can be no assurance that we will continue to remain in compliance with this standard.

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

The respective certificate of designation for our Series B Preferred Stock and Series C Preferred Stock contains anti-dilution provisions, which provisions require the lowering of the applicable conversion price, as then in effect, to the purchase price of equity or equity-linked securities issued in subsequent offerings. In accordance with this anti-dilution price protection, because the effective common stock purchase price in each of the March 2018 public offering, the April 2018 public offering, the July 2018 public offering, the April 2019 and the September 2019 public offering was below the then current Series B Preferred Stock and the Series C Preferred Stock conversion price, we reduced the Series B Preferred Stock and the Series C Preferred Stock conversion price upon pricing of each such public offering. As a result of these obligations, if in the future, while any of our Series B Preferred Stock or Series C Preferred Stock is outstanding, we issue securities at an effective common stock purchase price of less than the applicable conversion price of our Series B Preferred Stock or Series C Preferred Stock, as then in effect, we will be required, subject to certain limitations and adjustments as provided in the respective certificate of designation for the Series B Preferred Stock and the Series C Preferred Stock, to reduce the relevant conversion price. This reduction in the conversion prices will result in a greater number of shares of common stock being issuable upon conversion of the Series B Preferred Stock or Series C Preferred Stock for no additional consideration, causing greater dilution to our stockholders and investors in our offerings. Furthermore, as there is no floor price on the conversion price, we cannot determine the total number of shares issuable upon conversion. As such, it is possible that we may not have a sufficient number of available shares to satisfy the conversion of the Series B Preferred Stock or the Series C Preferred Stock if we enter into a future transaction that reduces the applicable conversion price. The foregoing features will increase the number of shares of common stock issuable upon conversion, assuming that the effective offering price of our common stock in a subsequent financing is lower than the conversion price of these securities then in effect, of the Series B Preferred Stock or Series C Preferred Stock for no additional consideration, and will result in a greater dilutive effect on our stockholders.

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

Item 5. Other Information

Not applicable

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, as amended through September 30, 2015 (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2015)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011)

3.3	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2013)

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 25, 2016)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Quarterly Report on Form 10-Q filed on August 9, 2016)

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 29, 2016)

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 15, 2017)

3.8	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 29, 2017)

3.9	Certificate of Designation of Preferences, Rights and Limitation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 4, 2017)

3.10	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 12, 2017)

3.11	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 22, 2017)

3.12	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 7, 2018)

3.13	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 1, 2018)

3.14	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 3, 2018)

3.15	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on July 5, 2018)

3.16	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 28, 2019)

10.1	Form of Series E Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on September 13, 2019 (File No. 333-233432)).

10.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on September 13, 2019 (File No. 333-233432)).

10.3	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on September 13, 2019 (File No. 333-233432)).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements

* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSPIREMD, INC.

Date: November 12, 2019	By:	/s/ James Barry, Ph.D.
	Name:	James Barry, Ph.D
	Title:	President and Chief Executive Officer

Date: November 12, 2019	By:	/s/ Craig Shore
	Name:	Craig Shore
	Title:	Chief Financial Officer, Secretary and Treasurer

