Form 10-K
period 2019-12-31
InspireMD, Inc.
filed 2020-03-10
CIK 1433607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2019, based on the price at which the common equity was last sold on the NYSE American on such date, was $4,533,540. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 9, 2020
Common Stock, $0.0001 par value	4,338,910

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

In April 2017, we had a pre-investigational device exemption (“IDE”) submission meeting with the U.S. Food and Drug Administration (“FDA”) regarding CGuard EPS where we presented materials that we believed would support a formal IDE submission seeking approval to conduct a human clinical trial in the United States which included our draft synopsis for the clinical trial design. The FDA agreed to our pre-clinical test plan and clinical trial design. On July 26, 2019, we submitted an IDE application for CGuard EPS. In connection with such application, on August 23, 2019, we received a request for additional information from the FDA in support of our application. We continue to work closely with the FDA to address FDA’s information and testing requests in support of our pending IDE application, as the initiation of clinical testing in the U.S. is our current highest priority. Following resolution of all comments from the FDA, we plan to re-submit the IDE application, as IDE approval by the FDA would be a critical step toward the commencement of a human clinical trial using CGuard EPS in the United States.

Additionally, we intend to continue to evaluate potential product enhancements and manufacturing enhancements for CGuard EPS that are expected to reduce cost of goods and/or provide the best-in-class performing delivery system. In furtherance of our strategy focusing on establishing CGuard EPS as a viable alternative to vascular surgery, we are exploring adding a procedural protection device to our portfolio incorporating the principal of reverse flow of the carotid artery as an adjunctive alternative to femoral access. We cannot give any assurance that we will receive sufficient (or any) proceeds from future financings or the timing of such financings, if ever for potential product enhancements and manufacturing enhancements. In addition, such additional financings may be costly or difficult to complete. Even if we receive sufficient proceeds from future financings, there is no assurance that we will be able to timely apply for CE mark approval following our receipt of such proceeds. We believe these improvements may allow us to reduce cost of goods and increase penetration in our existing geographies and better position us for entry into new markets.

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

Our Industry

Carotid

Carotid arteries are located on each side of the neck and provide the primary blood supply to the brain. Carotid artery disease, also called carotid artery stenosis, is a type of atherosclerosis (hardening of the arteries) that is one of the major risk factors for ischemic stroke. In carotid artery disease, plaque accumulates in the artery walls, narrowing the artery and disrupting the blood supply to the brain. This disruption in blood supply, together with plaque debris breaking off the artery walls and traveling to the brain, are the primary causes of stroke. According to the World Health Organization (https://www.who.int/cardiovascular_diseases/resources/atlas/en/) every year, 15 million people worldwide suffer a stroke, and nearly six million die and another five million are left permanently disabled. According to the same source, stroke is the second leading cause of disability, after dementia.

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

The global market for coronary stents is estimated at $5.5 billion and projected to grow to $8 billion by 2025. (Global Market Insights, Inc. Nov 06, 2019). Growth will be driven by a continued increases in incidence (Coronary heart disease burden is projected to rise from around 47 million DALYs globally in 1990 to 82 million DALYs (Disability Adjusted Life Year)in 2020 – WHO Global Burden of Coronary Heart Disease) – especially in developing countries). However, this market is dominated by drug eluting stents (DES) which limits the opportunity for MGuard.

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

The global market for PVDs was valued at about $5.34 billion in 2018 and is projected to grow to $6.22 billion by 2022 (Global Peripheral Vascular Devices and Equipment Markets, 2014-2022 Research and Markets) with growth being driven primarily by increases in the number of patients with peripheral artery disease. Stents and balloons hold the majority of the share in the peripheral vascular devices market. Peripheral stents are more often used in combination with balloon angioplasty to open the veins, so that blood can flow through the blocked veins in the body.

The growing prevalence of PVD is expected to cause increased demand for treatment options. PVD is age related and its prevalence increases markedly with advancing age. In addition PVD is more prevalent in lower and medium income countries than in higher income countries (https://www.thelancet.com/journals/langlo/article/PIIS2214-109X(19)30255-4)

Our Products

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

In April 2017, we had a pre-investigational device exemption (“IDE”) submission meeting with the U.S. Food and Drug Administration (“FDA”) regarding CGuard EPS where we presented materials that we believed would support a formal IDE submission seeking approval to conduct a human clinical trial in the United States which included our draft synopsis for the clinical trial design. The FDA agreed to our pre-clinical test plan and clinical trial design. On July 26, 2019, we submitted an IDE application for CGuard EPS. In connection with such application, on August 23, 2019, we received a request for additional information from the FDA in support of our application. We continue to work closely with the FDA to address FDA’s information and testing requests in support of our pending IDE application, as the initiation of clinical testing in the U.S. is our current highest priority. Following resolution of all comments from the FDA, we plan to re-submit the IDE application , as IDE approval by the FDA would be a critical step toward the commencement of a human clinical trial using CGuard EPS in the United States..

Additionally, we intend to continue to evaluate potential product enhancements and manufacturing enhancements for CGuard EPS expected to reduce cost of goods and/or provide the best-in-class performing delivery system. We cannot give any assurance that we will receive sufficient (or any) proceeds from future financings or the timing of such financings, if ever for potential product enhancements and manufacturing enhancements. In addition, such additional financings may be costly or difficult to complete. Even if we receive sufficient proceeds from future financings, there is no assurance that we will be able to timely apply for CE mark approval following our receipt of such proceeds. We believe these improvements may allow us to reduce cost of goods and increase penetration in our existing geographies and better position us for entry into new markets.

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

However, as we plan to focus our resources on the further expansion of our sales and marketing activities for CGuard EPS and, provided that we have sufficient resources, potential product enhancements and manufacturing enhancements for CGuard EPS expected to reduce cost of goods and/or provide the best-in-class performing delivery system and its submission for CE mark approval, we do not intend to pursue the development of PVGuard in the near future.

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

Clinical Results and Mechanical Properties of the Carotid CGUARD Double-Layered Embolic Prevention Stent Study

“Clinical Results and Mechanical Properties of the Carotid CGUARD Double-Layered Embolic Prevention Stent Study” was an investigator-led, prospective single-center study which evaluated CGuard EPS in 30 consecutive patients with internal carotid artery stenosis disease with the objective of reporting early clinical outcomes with a novel MicroNet covered stent for the internal carotid artery and the in vitro investigation of the device’s mechanical properties. In October 2016, the 30-day positive results were published online-ahead-of-print in the Journal of Endovascular Therapy.

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

Initial Clinical Study of the New CGuard EPS MicroNet Covered Carotid Stent: “One Size Fits All”

“Initial Clinical Study of the New CGuard EPS MicroNet Covered Carotid Stent: ‘One Size Fits All’” was an investigator-led, single-center study, which evaluated CGuard EPS in 30 consecutive patients with symptomatic stenosis of the internal carotid artery with the objective of evaluating the CGuard EPS MicroNet covered stent for its ability to adjust to different vessel diameters. The results of the study were published in the Journal of Endovascular Therapy in May 2019. The conclusion of the study as reported was that CGuard EPS has high conformability combined with an almost equivalent outward radial force at expansion diameters ranging from 5.5 to 9.0 mm. The first clinical results demonstrate the “One Size Fits All” stent can be implanted in internal carotid arteries with reference diameters within this range.

Key findings from the study were as follows:

●	100% technical success in implanting CGuard EPS;

●	No neurological events within 30 days;

●	The chronic outward force normalized by stent length demonstrated a near-equivalent radial force outcome; and

●	The stent displayed only a minor difference between the minimal radial force at 9.0 mm (0.195 N/mm) and the maximal radial force at 5.5 mm (0.330 N/mm).

Preliminary Results From a Prospective Real-World Multicenter Clinical Practice of Carotid Artery Stenting Using the CGuard Embolic Prevention System: The IRONGUARD 2 Study

“Preliminary Results From a Prospective Real-World Multicenter Clinical Practice of Carotid Artery Stenting Using the CGuard Embolic Prevention System: The IRONGUARD 2 Study” was a physician initiated prospective multi-center registry that enrolled 729 patients from 12 medical centers in Italy, from January 2017 to June 2019. The objective of the study is to evaluate periprocedural, 30 day, and 12-month outcomes in a prospective series of patients submitted to protected carotid artery stenting with the CGuard Embolic Prevention System. In November 2019, 24-hour, 30-day and 12-month results were published in the Journal of Vascular Surgery. The study concluded that the real-world large multicenter, multispecialty analysis suggests that the use of the CGuard EPS in routine clinical practice is associated with no major periprocedural and 30-day neurologic complications.

Key findings from the study are as follows:

●	100% procedural success in implanting CGuard EPS;

●	1death from hemorrhagic stroke (patient was admitted for immediate treatment of CAS due to stroke), 2 minor strokes, 6 TIAs and one nonfatal AMI at 24 hours;

●	1 minor stroke, 2 TIAs and one nonfatal AMI between 24 hours and 30 days; and

●	No neurologic events and 7 deaths (2 fatal AMISs, 4 neoplasms and 1 suicide) between 30 days and 1 year.

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

●

Widen the adoption of CGuard EPS. We are seeking to expand the population of CGuard EPS patients in those countries in which CGuard EPS is commercially available. In particular, our focus is on establishing CGuard EPS as a viable alternative (in appropriate cases) to conventional carotid stents and vascular surgery within the applicable medical communities. We intend to accomplish this goal by continuing to publish and present our clinical data, support investigator-initiated clinical registries and exploring addition of a procedural protection device to our portfolio incorporating the principal of reverse flow of the carotid artery as an adjuctive alternative to femoral access. We have partnered and will continue to seek out partnerships with organizations focused on the treatment of stroke. We will also continue to engage advisory boards and to develop a network of key opinion leaders to assist us in our efforts to widen the adoption of CGuard EPS.

●	Grow our presence in existing and new markets for CGuard EPS. We have launched CGuard EPS in most European and Latin American countries through a comprehensive distributor sales organizations network. We are continuing to focus on larger growing markets through this network by supporting our distributors with a comprehensive marketing and clinical education programs. In November 2018, we obtained approval for reimbursement and commercial sale for CGuard EPS in Australia and immediately launched the product. We are also pursuing additional product registrations and distribution contracts with local distributors in other countries in Europe, Asia and Latin America.

●	Continue to leverage our MicroNet technology to develop additional applications for interventional cardiologists and vascular surgeons. In addition to the applications described above, we believe that we will eventually be able to utilize our proprietary MicroNet technology to address imminent market needs for new product innovations to significantly improve patients’ care. We continue to broadly develop and protect intellectual property using our mesh technology. Examples of some areas include peripheral vascular disease, neurovascular disease, renal artery disease and bifurcation disease.

●	Establish relationships with collaborative and development partners to fully develop and market our existing and future products. We are seeking strategic partners for collaborative research, development, marketing, distribution, or other agreements, which could assist with our development and commercialization efforts for CGuard EPS and MGuard DES, and other potential products that are based on our MicroNet technology.

●	Continue to protect and expand our portfolio of patents. Our MicroNet technology and the use of patents to protect it are critical to our success. We own numerous patents for our MicroNet technology. Nineteen patent applications and patents are pending or in force (fifteen of which are issued patents) in the United States, some of which have corresponding patent applications and/or issued patents in Canada, China, Europe, Israel, India, and South Africa. We believe these patents and patent applications collectively cover all of our existing products and may be useful for protecting our future technological developments. We intend to aggressively continue patenting new technology, and to actively pursue any infringement covered by any of our patents. We believe that our patents, and patent applications once allowed, are important for maintaining the competitive differentiation of our products and maximizing our return on research and development investments.

●	Resume development and successfully commercialize MGuard DES. While we have limited the focus of product development to our carotid products, if we resume development of our coronary products, we plan to evaluate opportunities to further develop MGuard DES.

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

In 2017, we decided to shift our commercial strategy to focus on sales of our products through local distribution partners and our own internal sales initiatives to gain greater reach into all the relevant clinical specialties and to expand our geographic coverage. Our current strategy seeks to broaden our sales efforts to transition vascular surgeons from carotid endarterectomy procedures to carotid stenting with CGuard EPS, which we believe can greatly expand our customer base. We have focused and we plan to continue to focus our marketing efforts primarily on key growth markets and to evaluate opportunities in new territories if and when they become available. In addition, we are using international trade shows and industry conferences to gain market exposure and brand recognition. We continue to work with leading physicians to enhance our marketing effort and are developing relationships with new key opinion leaders to champion our technology and work with us in clinical studies

Currently, we are actively selling our MGuard coronary products with a bio-stable MicroNet through local distributors in Europe, Latin America, the Middle East and Asia.

Product Positioning

When treating carotid artery disease, we believe that there is an opportunity to enter the market with bare-metal stent platform and to become a competitive player without a drug-eluting stent platform. Therefore, we believe that CGuard EPS is poised for commercial growth in 2020 as more and more positive clinical data is presented.

Additionally, we intend to continue to evaluate potential product enhancements and manufacturing enhancements for CGuard EPS expected to reduce cost of goods or provide the best-in-class performing delivery system. We believe these improvements may allow us to reduce cost of goods and increase penetration in our existing geographies and better position us for entry into new markets. Finally, we do not expect that it would be crucial to use a drug-eluting stent platform to compete in certain new markets such as the neurovascular market, and hence, we plan to continue to explore this area of opportunity.

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

Insurance Reimbursement

In most countries, a significant portion of a patient’s medical expenses is covered by third-party payors. Third-party payors can include both government funded insurance programs and private insurance programs. While each payor develops and maintains its own coverage and reimbursement policies, payors, in many instances, have similarly established policies, and in the U.S., for example, coverage policies and reimbursement rates of private payors are often influenced by those established by the U.S. Department of Health and Human Services Centers for Medicare and Medicaid Services (CMS). The CGuard products and MGuard coronary products sold to-date in applicable foreign countries have been designed and labeled to facilitate the utilization of existing reimbursement codes for such countries, and we intend to continue to design and label our present and future products in a manner consistent with this goal.

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

Intellectual Property

Patents

We have nineteen pending patent applications, three of which are pending in the United States, many of which cover aspects of our CGuard and MGuard technology. Some of the corresponding patent applications outside the U.S. are filed in Canada, China, Europe, Israel, India and South Africa. We hold an aggregate total of over 75 patents and pending applications including fifteen issued U.S. patents. These patent rights are directed to cover various patent families, including the following seven (7) patent families:

Base Title of Patent Family	Country Pending	Country/Patent No.	Issue Date
Bifurcated Stent Assemblies		Israel 198,188 China ZL200780046676.2	5/1/2014 9/26/2012
Deformable Tip for Stent Delivery and Methods of Use	US	US 10,258,491 RU 2018128017	4/16/2019 6/25/2019
		—	—
	China	—	—
	EPO	—	—
	Israel	—	—
	India	—	—
	Japan	—	—
	Mexico	—	—
		—	—
In Vivo Filter Assembly	India	US 9,132,261 Israel 198,189	9/15/2015 2/1/2014
Knitted Stent Jackets	India	Canada 2,666,728 Canada 2,887,189 China ZL200780046697.4 China ZL201210320950.3 Israel 198,190 EP 07827229.1 (Germany, France, & UK) US 10,137,015	6/23/2015 5/1/2018 10/10/2012 12/2/2015 2/1/2014 3/29/2017 11/27/2018
Optimized Stent Jacket	Canada EPO Israel US

Canada 2,670,724

China ZL201210454357.8

China ZL200780043259.2

India 297,257

Israel 198,665

US 9,132,003

US 9,526,644

US 9,782,281

US 10,070,976

US 10,406,006

US 10,406,008

EP 07827415.6

(10 EP countries)

12/11/2018 12/9/2015 1/2/2013 5/30/2018 5/28/2014 9/15/2015 12/27/2016 10/10/2017 9/11/2018 9/10/2019 9/10/2019 10/11/2017
Stent Apparatuses for Treatment Via Body Lumens and Methods of Use	US Israel Europe (EPO)	South Africa 2007/10751 Canada 2,609,687 Canada 2,843,097 EP 1885281 (BE, CH, DE, FR, GB, IE, IT, and NL) IL 187,516 US 8,961,586 US 10,058,440 US 10,070,977	10/27/2010 4/22/2015 10/27/2015 2/13/2019 3/1/2017 2/24/2015 8/28/2018 9/11/2018
Stent Thermoforming Apparatus and Methods	Australia Canada Europe (EPO) India US	JP 6553178 US 9,527,234 US 9,782,278 US 10,376,393	7/12/2019 12/27/2016 10/10/2017 8/13/2019

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

Trademarks

We use the InspireMD®, MGuard®, CGuard®, and MGuard Prime® trademarks in connection with our products. We have registered these trademarks in the European Union. The trademarks are renewable indefinitely, so long as we make the appropriate filings when required. We also have registrations for Carenet®, NGuard®, PVGuard® and the MNP Micronet Protection Logo in the European Union and a supplemental registration for Micronet® in the United States. We have also applied to register the names CGuard™ InspireMD™, SmartFit™, PVGuardTM, NGuardTM, and MGuard Prime™ as trademarks in the United States. We also use and may have common law rights to various trademarks, trade names, and service marks.

Government Regulation

The manufacture and sale of our products are subject to regulation by numerous governmental authorities, principally the European Union CE mark and other corresponding foreign agencies.

Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. These laws and regulations range from simple product registration requirements in some countries to complex approval process, clinical trials and production controls in others. As a result, the processes and time periods required to obtain foreign marketing approval may be longer or shorter than those necessary to obtain U.S. Food and Drug Administration market authorization. These differences may affect the timeliness of international market introduction of our products. For the European Union nations, medical devices must obtain a CE mark before they may be placed on the market. In order to obtain and maintain the CE mark, we must comply with the Medical Device Directive 93/42/EEC (“MDD”) by presenting comprehensive technical files for our products demonstrating safety and efficacy of the product to be placed on the market and passing initial and annual quality management system audit as per ISO 13485 standard by an European Notified Body. We have obtained ISO 13485 quality system certification and the products we currently distribute into the European Union display the required CE mark. In order to maintain certification, we are required to pass an annual surveillance audit conducted by Notified Body auditors. The European Union replaced the MDD with the new European Medical Devices Regulation, or MDR (MDR 2017/745). The MDR will apply after a transitional period of three years ending on May 26, 2020, which is expected to change several aspects of the existing regulatory framework in Europe. Manufacturers have the duration of the transition period to update their technical documentation and processes to meet the new requirements in order to obtain a CE Mark. After May 26, 2020, medical devices can still be placed on the market under the provision of the MDD until May 27, 2024; provided the CE Mark was issued prior to this date and the manufacturer continues to comply with this directive. By May 27, 2024, all medical devices entering the EU will need to have a CE Mark under the MDR, even if they have been on the market previously under the MDD. In our case, CGuard and MGuard can continue to be marketed under the MDD until November 12, 2022. Specifically, the EU MDR will require changes in the clinical evidence required for medical devices, post-market clinical follow-up evidence, annual reporting of safety information for Class III products, Unique Device Identification (“UDI”) for all products, submission of core data elements to a European UDI database prior to placement of a device on the market, and multiple other labeling changes. Approvals for certain of our currently-marketed products could be curtailed or withdrawn as a result of the implementation and recertification process of the EU MDR and acquiring approvals for new products could be more challenging, time consuming and costly.

As noted below, we have or had regulatory approval and made sales of CGuard EPS, MGuard Prime EPS or both products either through distributors pursuant to distribution agreements or directly, in the following countries: Argentina, Australia, Austria, Belarus, Belgium, Brazil, Bulgaria, Chile, Colombia, Croatia, Cyprus, Czech Republic, Denmark, Ecuador, Estonia, Finland, France, Germany, Hong Kong, Hungary, Ireland, Israel, Italy, Latvia, Lithuania, Luxembourg, Malaysia, Malta, Mexico, Netherlands, New Zealand, Norway, Peru, Poland, Portugal, Romania, Russia, Saudi Arabia, Serbia, Slovakia, Slovenia, South Africa, Spain, Sweden, Switzerland, Turkey Vietnam and the United Kingdom In addition, we are awaiting regulatory approval to sell our products in Taiwan. While each of the European Union member countries accepts the CE mark as its sole requirement for marketing approval, some of these countries still require us to take additional steps in order to gain reimbursement rights for our products. Furthermore, while we believe that certain of the above-listed countries that are not members of the European Union accept the CE mark as a primary requirement for marketing approval, each such country requires additional regulatory requirements for final marketing approval of our products. Furthermore, we are currently targeting additional countries in Europe, Asia, and Latin America, however, even if all governmental regulatory requirements are satisfied in each such country, we anticipate that obtaining marketing approval in each country could take as few as three months or as many as twelve months or more, due to the nature of the approval process in each individual country, including typical wait times for application processing and review, as discussed in greater detail below.

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

Please refer to the table below setting forth the approvals and sales made for CGuard EPS and the MGuard Prime EPS on a country-by-country basis.

Approvals and Sales of MGuard Prime EPS and CGuard EPS on a Country-by-Country Basis

Countries	CGuard EPS Approval		CGuard EPS Sales	MGuard Prime EPS Approval		MGuard Prime EPS Sales
Argentina	Y		Y	Y		Y
Australia	Y		Y	N		Y	(1)
Austria	Y		Y	Y		Y
Belarus	Y		Y	Y		Y
Belgium	Y		Y	Y		Y
Brazil	N		N	Y		Y
Bulgaria	Y		Y	Y		Y
Chile	Y		Y	N		Y	(2)
Colombia	Y		Y	Y		Y
Croatia	Y		N	Y		Y
Cyprus	Y		Y	Y		Y
Czech Republic	Y		Y	Y		Y
Denmark	Y		Y	Y		N
Dominican Republic	Y		Y	Y		Y
Ecuador	Y		Y	Y		Y
Estonia	Y		Y	Y		Y
Finland	Y		Y	Y		Y
France	Y		Y	Y		Y
Germany	Y		Y	Y		Y
Greece	Y		Y	Y		N
Holland (Netherlands)	Y		Y	Y		Y
Hong Kong	Y		Y	N		N
Hungary	Y		Y	Y		Y
Iceland	Y		N	Y		N
India	Y		Y	Y		N
Ireland	Y		N	Y		Y
Israel	Y		Y	Y		Y
Italy	Y		Y	Y		Y
Latvia	Y		Y	Y		Y
Lithuania	Y		Y	Y		Y
Liechtenstein	Y		N	Y		N
Luxembourg	Y		N	Y		Y
Malaysia	N	(3)	N	N	(3)	Y	(3)
Malta	Y		N	Y		Y
Mexico	Y		Y	Y		Y
New Zealand	Y		N	N		N
Norway	Y		N	Y		Y
Peru	Y		Y	Y		N
Poland	Y		Y	Y		Y
Portugal	Y		Y	Y		N
Romania	Y		Y	Y		Y
Russia	Y		Y	Y		Y
Saudi Arabia	N		N	N		Y	(4)
Serbia	Y		Y	Y		N
Slovakia	Y		Y	Y		Y
Slovenia	Y		Y	Y		Y
South Africa	Y		N	Y	(5)	Y
Spain	Y		Y	Y		Y
Sweden	Y		Y	Y		Y
Switzerland	Y		Y	Y		Y
Turkey	Y		Y	Y		Y
Venezuela	Y		Y	Y		Y
Vietnam	Y		Y	Y		Y
Ukraine	Y		Y	N		N
United Kingdom	Y		Y	Y		Y

(1)	The approval expired and per management decision it was decided not to renew it.

(2)	We have made sales to distributors in this country, but based upon information from such distributors, we believe that the product has not been sold to customers in this country.

(3)	The approval expired and per management decision it was decided not to renew it.

(4)	The approval expired in November 2017. We have not had sales of MGuard Prime EPS in Saudi Arabia since 2014.

(5)	The certificate evidencing regulatory approval for MGuard Prime EPS in South Africa was held by our former distributor in South Africa, and we cannot guarantee that it is in full force and effect. Our distribution agreement with the distributor in South Africa expired pursuant to the terms of such distribution agreement on February 1, 2015, and we have not had sales of MGuard Prime EPS in South Africa since 2015.

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

We manufacture our CGuard EPS and MGuard Prime EPS at our own facility. The bare-metal cobalt-chromium stents for our MGuard Prime EPS and the self-expanding bare-metal stents for our CGuard EPS are being manufactured and supplied by MeKo Laserstrahl-Materialbearbeitung. Our agreement with MeKo Laserstrahl-Materialbearbeitung for the production of electro polished L605 bare-metal stents for MGuard Prime EPS and CGuard EPS is priced on a per-stent basis, subject to the quantity of stents ordered. The complete assembly process for MGuard Prime EPS and CGuard EPS, including knitting and securing the sleeve to the stent and the crimping of the sleeve stent on to a delivery catheter, is done at our Israel manufacturing site. Once MGuard Prime EPS and CGuard EPS have been assembled, they are sent for sterilization in a third-party facility in Israel, and then back to our facility for final packaging and distribution.

During the quarter ended March 31, 2019, our former third-party sterilizer’s equipment failures resulted in significant interruption in sterilized product supply for the majority of the quarter. As a result of this interruption in the delivery of sterilized products and our limited inventory levels on hand prior to this interruption, we were unable to fulfill a significant portion of the orders received during the three months ended March 31, 2019.

Each MGuard stent is manufactured from two main components, the stent and the mesh polymer. The stent is made out of cobalt chromium. This material is readily available, and we acquire it in the open market. The mesh is made from polyethylene terephthalate (polyester). This material is readily available in the market as well, because it is used for many medical applications. In the event that our supplier can no longer supply this material in fiber form, we would need to qualify another supplier, which could take several months. In addition, in order to retain the approval of the CE mark, we are required to perform periodic audits of the quality control systems of our key suppliers in order to insure that their products meet our predetermined specifications.

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

Employees

As of March 9, 2020, we had 48 full-time employees. Except for three of our employees in Europe, our employees are not party to any collective bargaining agreements. We do not expect the collective bargaining agreements to which our employees are party to have a material effect on our business or results of operations. We consider our relations with our employees to be good. We believe that our future success will depend, in part, on our continued ability to attract, hire and retain qualified personnel.

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

We have yet to establish any history of profitable operations. We reported a net loss of $10 million for the fiscal year ended December 31, 2019, and had a net loss of approximately $7.2 million during the fiscal year ended December 31, 2018. As of December 31, 2019, we had an accumulated deficit of $158 million. We expect to incur additional operating losses for the foreseeable future. There can be no assurance that we will be able to achieve sufficient revenues throughout the year or be profitable in the future.

The report of our independent registered public accounting firm contains an explanatory paragraph as to our ability to continue as a going concern, which could prevent us from obtaining new financing on reasonable terms or at all.

Because we have had recurring losses and negative cash flows from operating activities, substantial doubt exists regarding our ability to remain as a going concern at the same level at which we are currently performing. Accordingly, the report of Kesselman & Kesselman, our independent registered public accounting firm, with respect to our financial statements for the year ended December 31, 2019, includes an explanatory paragraph as to our potential inability to continue as a going concern. The doubts regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all.

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

CGuard EPS is a significant risk device under the U.S. Food and Drug Administration’s definition. Accordingly, to conduct clinical trials with human subjects in the U.S., we must obtain IDE approval from the U.S. Food and Drug Administration. On July 26, 2019, we submitted an original IDE application for CGuard EPS. In connection with such application, on August 23, 2019, we received a request for additional information from the U.S. Food and Drug Administration in support of our application. We intend to continue to work closely with the U.S. Food and Drug Administration to resolve these additional requests. Following resolution of all comments from the U.S. Food and Drug Administration, we plan to re-submit the IDE application. There is no guarantee that we will obtain IDE approval from the U.S. Food and Drug Administration for CGuard EPS or any other current or future product candidate we may develop.

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

Our ability to attract customers depends to a large extent on our ability to provide goods that meet the customers’ and the market’s demands and expectations. If we do not have a product that is expected by the market, we may lose customers. The market demand has shifted away from bare metal stents in favor of drug-eluting stents for coronary artery disease. Our MGuard Prime EPS is a bare-metal stent product and has experienced no growth in sales over the past five years. Such sales may never grow and we do not currently have the resources to develop a drug-eluting stent product. Our failure to provide industry standard devices could adversely affect our business, financial condition and results of operations.

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

In addition, we rely on a third-party vendor to perform the sterilization process. A third-party vendor’s failure to properly sterilize a component may cause delays or disruptions in our manufacturing process. During the quarter ended March 31, 2019, our third-party sterilizer’s equipment failures resulted in significant interruption in sterilized product supply for the majority of the quarter. As a result of this interruption in the delivery of sterilized products and our limited inventory levels on hand prior to this interruption, we were unable to fulfill a significant portion of the orders received during the three months ended March 31, 2019.

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

We are subject to a lawsuit filed by Bosti in July 2019, seeking €1,830,000 (which is approximately $2 million), the amount Bosti was due to receive from its Russian subsidiary, or alternatively, €1,024,000 (which is approximately $1.1 million), the amount Bosti paid to InspireMD Ltd., for the MGuard Prime EPS returned to InspireMD Ltd. in connection with the voluntary field corrective action of our MGuard Prime EPS we initiated in 2014. See “Part I, Item 3 — Legal Proceedings”. While we believe that the claims in this suit are without merit, due to the uncertainties of litigation, however, we can give no assurance that we will prevail on the claims made against us in such lawsuit. Also, we can give no assurance that any other lawsuits or claims brought in the future will not have an adverse effect on our financial condition, liquidity or operating results. Adverse outcomes in some or all of these claims may result in significant monetary damages that could adversely affect our ability to conduct our business.

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

We operate globally and develop and market products in multiple countries. Consequently, we face complex legal and regulatory requirements in multiple jurisdictions, which may expose us to certain financial and other risks. In addition, we are subject to global events beyond our control, including war, public health crises, such as pandemics and epidemics, trade disputes and other international events. Any of these changes could have a material adverse effect on our reputation, business, financial condition or results of operations.

For example, in December 2019, a strain of coronavirus was reported to have surfaced in Wuhan, China, and has reached multiple other countries, including Italy, currently our largest market, resulting in government-imposed quarantines and other public health safety measures. At this point, the extent to which the coronavirus may impact our business cannot be estimated; however, certain component parts of our delivery system are sourced from China, and the continued outbreak and spreading of the coronavirus may adversely impact our suppliers and in turn our manufacture of CGuard EPS. In addition, procedures with CGuard EPS, which are generally scheduled or non-emergency procedures, may be postponed as hospitals shift resources to patients affected by the coronavirus. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. Moreover, the coronavirus outbreak has begun to have indeterminable adverse effects on general commercial activity and the world economy, and our business and results of operations could be adversely affected to the extent that this coronavirus or any other epidemic harms the global economy generally.

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

Judicial challenges, as well as legislative initiatives to modify, limit, or repeal the Affordable Care Act have been asserted against the Affordable Care Act since its enactment and continue to evolve. Since taking office, President Trump has continued to support the repeal of all or portions of the Affordable Care Act. For example, President Trump directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of provisions of the Affordable Care Act that would impose a fiscal or regulatory burden on individuals and certain entities to the maximum extent permitted by law.. Due to such efforts, certain elements of the Affordable Care Act have been invalidated or suspended, which has, in turn, led to additional challenges against the law as a whole. For example, the Tax Cuts and Jobs Act of 2017 included a provision repealing, effective January 1, 2019, the tax imposed by the Affordable Care Act’s “individual mandate.” As a result, in December 2018, a district court in Texas held that the individual mandate is unconstitutional and that the rest of the Affordable Care Act is, therefore, invalid. On appeal, the Fifth Circuit Court of Appeals affirmed the holding on the individual mandate but remanded the case back to the lower court to reassess whether and how such holding affects the validity of the rest of the Affordable Care Act. Substantial uncertainty remains as to the future of the Affordable Care Act after the U.S. Supreme Court declined to expedite its review of the Fifth Circuit’s holding on January 21, 2020. It is, thus, unlikely that these issues will be resolved before the next presidential election in November 2020. The current administration may seek to pass additional reform measures before the upcoming election. We cannot predict the outcome of the election, nor can we predict the healthcare-reform-related initiatives that the newly elected (or re-elected, as applicable) administration will put forth thereafter. There is no way to know whether, and to what extent, if any, the Affordable Care Act will remain in-effect in the future, and it is unclear how judicial decisions, subsequent appeals, election-related measures, or other efforts to repeal and replace or, possibly, to restore the Affordable Care Act will impact the U.S. healthcare industry or our business.

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

The tax benefits available to a Beneficiary Enterprise or a Preferred Enterprise are dependent upon the fulfillment of conditions stipulated under the Israeli Law for the Encouragement of Capital Investments, 1959 and its regulations, as amended, which include, among other things, maintaining our manufacturing facilities in Israel. If we fail to comply with these conditions, in whole or in part, the tax benefits could be cancelled and we could be required to refund any tax benefits that we received in the past. If we are no longer eligible for these tax benefits, our Israeli taxable income would be subject to regular Israeli corporate tax rates. The standard corporate tax rate for Israeli companies in 2019 and thereafter is 23% of taxable income. The termination or reduction of these tax benefits would increase our tax liability, which would reduce our profits.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will probably not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	our history of recurring losses and negative cash flows from operating activities, significant future commitments and the uncertainty regarding the adequacy of our liquidity to pursue our complete business objectives, and substantial doubt regarding our ability to continue as a going concern;

●	our need to raise additional capital to meet our business requirements in the future and such capital raising may be costly or difficult to obtain and could dilute out stockholders’ ownership interests;

●	our ability to regain and maintain compliance with NYSE American listing standards;

●	our ability to generate revenues from our products and obtain and maintain regulatory approvals for our products;

●	our ability to adequately protect our intellectual property;

●	our dependence on a single manufacturing facility and our ability to comply with stringent manufacturing quality standards and to increase production as necessary;

●	the risk that the data collected from our current and planned clinical trials may not be sufficient to demonstrate that our technology is an attractive alternative to other procedures and products;

●	market acceptance of our products;

●	negative clinical trial results or lengthy product delays in key markets;

●	an inability to secure and maintain regulatory approvals for the sale of our products;

●	intense competition in our industry, with competitors having substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution and personnel resources than we do;

●	entry of new competitors and products and potential technological obsolescence of our products;

●	inability to carry out research, development and commercialization plans;

●	loss of a key customer or supplier;

●	technical problems with our research and products and potential product liability claims;

●	product malfunctions;

●	price increases for supplies and components;

●	adverse economic conditions;

●	insufficient or inadequate reimbursement by governmental and other third-party payers for our products;

●	our efforts to successfully obtain and maintain intellectual property protection covering our products, which may not be successful;

●	adverse federal, state and local government regulation, in the United States, Europe or Israel and other foreign jurisdictions;

●	the fact that we conduct business in multiple foreign jurisdictions, exposing us to foreign currency exchange rate fluctuations, logistical and communications challenges, burdens and costs of compliance with foreign laws and political and economic instability in each jurisdiction;

●	the escalation of hostilities in Israel, which could impair our ability to manufacture our products; and

●	loss or retirement of key executives and research scientists.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our headquarters are located in Tel Aviv, Israel, where we lease a 1,000 square meter office and manufacturing facility that has the capacity to manufacture and assemble 1,200 stents per month, based upon the production schedule of one shift per day. We believe that our current facility is sufficient to meet anticipated future demand by adding additional shifts to our current production schedule.

Item 3. Legal Proceedings.

From time to time, we may be involved in litigation that arises through the normal course of business.

On July 10, 2019, Bosti Trading Ltd., a former distributor in Russia (“Bosti”), filed suit with the Tel Aviv-Jaffa District Court in Israel against InspireMD Ltd., claiming damages for alleged breaches by InspireMD Ltd. under the Distribution Agreement, dated May 26, 2011, between Bosti and InspireMD Ltd., in connection with the voluntary field corrective action of our MGuard Prime EPS we initiated in 2014. Bosti claims that Bosti and its Russian subsidiary returned 1,830 units of MGuard Prime EPS to InspireMD Ltd. upon initiation of the voluntary filed action, and, since the Russian Ministry of Health prohibited distribution of MGuard Prime EPS on August 28, 2014, and did not approve distribution MGuard Prime EPS until September 20, 2016, Bosti was entitled to recover from InspireMD Ltd. €1,830,000 (which is approximately $2 million), the amount Bosti was due to receive from its Russian subsidiary, or alternatively, €1,024,000 (which is approximately $1.1 million), the amount Bosti paid to InspireMD Ltd., for the MGuard Prime EPS returned to InspireMD Ltd. On January 31, 2020 InspireMD Ltd. filed with court its letter of defense in which it contested this matter vigorously. Due to the uncertainties of litigation, however, we can give no assurance that InspireMD Ltd. will prevail on any claims made against InspireMD Ltd. in any such lawsuit. Also, we can give no assurance that any other lawsuits or claims brought in the future will not have an adverse effect on our financial condition, liquidity or operating results.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted on the NYSE American since April 11, 2013 under the symbol “NSPR.” The last reported sales price of our common stock on the NYSE American on March 8, 2020, was $0.95 per share. As of March 8, 2020, there were approximately 264 holders of record of our common stock.

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

In April 2017, we had a pre-investigational device exemption (“IDE”) submission meeting with the U.S. Food and Drug Administration (“FDA”) regarding CGuard EPS where we presented materials that we believed would support a formal IDE submission seeking approval to conduct a human clinical trial in the United States which included our draft synopsis for the clinical trial design. The FDA agreed to our pre-clinical test plan and clinical trial design. On July 26, 2019, we submitted an IDE application for CGuard EPS. In connection with such application, on August 23, 2019, we received a request for additional information from the FDA in support of our application. We continue to work closely with the FDA to address FDA’s information and testing requests in support of our pending IDE application, as the initiation of clinical testing in the U.S. is our current highest priority. Following resolution of all comments from the FDA, we plan to re-submit the IDE application, as IDE approval by the FDA would be a critical step toward the commencement of a human clinical trial using CGuard EPS in the United States.

Additionally we intend to continue to evaluate potential product enhancements and manufacturing enhancements for CGuard EPS that are expected to reduce cost of goods and/or provide the best-in-class performing delivery system. In furtherance of our strategy focusing on establishing CGuard EPS as a viable alternative to vascular surgery, we are exploring adding a procedural protection device to our portfolio incorporating the principal of reverse flow of the carotid artery as an adjunctive alternative to femoral access. We cannot give any assurance that we will receive sufficient (or any) proceeds from future financings or the timing of such financings, if ever for potential product enhancements and manufacturing enhancements. In addition, such additional financings may be costly or difficult to complete. Even if we receive sufficient proceeds from future financings, there is no assurance that we will be able to timely apply for CE mark approval following our receipt of such proceeds. We believe these improvements may allow us to reduce cost of goods and increase penetration in our existing geographies and better position us for entry into new markets.

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

Leases

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

Additionally, we did not separate lease and non-lease components for all of our leases. We elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. Instead, we will continue to recognize the lease payments for those leases in profit or loss on a straight-line basis over the lease term.

The new standard had a material effect on our financial statements. The most significant effects of adoption relate to (1) the recognition of new operating lease ROU assets and operating lease liabilities on its balance sheet for real estate operating; and (2) providing significant new disclosures about its leasing activities.

Upon adoption, we recognized additional operating lease liabilities, of approximately $1.2 million based on the present value of the remaining lease payments under current leasing standards for existing operating leases. We also recognized corresponding ROU assets of approximately $1.2 million. Lease terms may include options to extend or terminate the lease when we are reasonably certain that the option will be exercised. Lease expense is recognized on a straight-line basis over the lease term. Our leases may include variable payments based on measures that include changes in price index which are expensed as incurred and presented as operating expense on the condensed consolidated statements of operations in the same line item as expense arising from fixed lease payments.

Revenue recognition

A contract with a customer exists only when: 1) the parties to the contract have approved it and are committed to perform their respective obligations, 2) we can identify each party’s rights regarding the distinct goods or services to be transferred (“Performance Obligations”), 3) we can determine the transaction price for the goods or services to be transferred, 4) the contract has commercial substance and 5) it is probable that we will collect the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer. Revenues are recorded in the amount of consideration to which we expect to be entitled in exchange for Performance Obligations upon transfer of control to the customer, excluding sales taxes.

Revenue from sales of goods, including sales to distributors, is recognized when the customer obtains control of the product, once we have a present right to payment, legal title, and risk and rewards of ownership are obtained by the customer. This occurs when products are shipped.

We recognize the incremental costs of obtaining contracts as an expense since the amortization period of the assets that we otherwise would have recognized is one year or less. The costs are recorded under selling and marketing expenses.

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

Results of Operations

Twelve months ended December 31, 2019 compared to the twelve months ended December 31, 2018

Revenues. For the twelve months ended December 31, 2019, revenue increased by $120,000, or 3.3%, to $3,721,000, from $3,601,000 during the twelve months ended December 31, 2018. This increase was predominantly driven by a 10.0% increase in sales volume of CGuard EPS from $2,970,000 during the twelve months ended December 31, 2018, to $3,265,000 during the twelve months ended December 31, 2019. This increase was primarily due to our continued focus on expanding existing markets such as Poland, Switzerland, Italy, and Spain and expansion into new geographies such as Australia and South Africa. This increase was offset by a 27.7% decrease in sales volume of MGuard Prime EPS from $631,000 during the twelve months ended December 31, 2018, to $456,000 during the twelve months ended December 31, 2019, largely driven by the predominant industry preferences favoring drug-eluting stents rather than bare metal stents such as MGuard Prime EPS in STEMI patients.

In addition, the overall increase mentioned above was offset across the board by shipment delays in the three months ended March 31, 2019 associated with our then third-party sterilizer’s equipment failure and us having to switch to a new sterilizer. The transition to our new sterilization company was completed in early April 2019 and we do not currently anticipate any future disruptions in fulfilling new orders.

With respect to regions, the increase in revenue was primarily attributable to an increase of $78,000 in revenue from sales made in Australia and South Africa (driven by $78,000 growth of CGuard EPS for reasons mentioned above), as well as an increase of $25,000 in revenue from sales made in Europe (driven by $168,000 growth of CGuard EPS for reasons mentioned above, offset by a $143,000 decrease in sales of MGuard Prime EPS).

Gross Profit. For the twelve months ended December 31, 2019, gross profit (revenue less cost of revenues) decreased by 24.0%, or $239,000, to $756,000, compared to a $995,000 for the same period in 2018. This decrease in gross profit resulted from a $142,000 increase in write-offs predominantly driven by a non-recurring component supply issue of CGuard EPS and slow moving inventory of MGuard Prime EPS, $69,000 of expenses related to upgrades made to our production facilities and $48,000 of expenses pertaining to annual and new employee training of the production workers, and offset by a reduction of $20,000 in miscellaneous expenses. Gross margin (gross profits as a percentage of revenue) decreased to 20.3% during the twelve months ended December 31, 2019 from 27.6% during the twelve months ended December 31, 2018, driven mainly by the write-offs and the increased expenses incurred in connection with the upgrades made to our production facilities and employee trainings incurred during the twelve months ended December 31, 2019.

Research and Development Expenses. For the twelve months ended December 31, 2019, research and development expenses increased by 92.4%, or $1,419,000, to $2,954,000, from $1,535,000 during the twelve months ended December 31, 2018. This increase resulted primarily from an increase of $804,000 in clinical expenses associated with CGuard EPS, mainly related to IDE application process, a settlement payment of $354,000 made to a former service provider pursuant to a settlement agreement (see Part II, Item 1. “Legal Proceedings” below), and an increase of $298,000 in compensation expenses primarily incurred to support various development projects. These increases in research and development expenses were partially offset by a decrease of $37,000 in miscellaneous expenses.

Selling and Marketing Expenses. For the twelve months ended December 31, 2019, selling and marketing expenses increased by 6.9%, or $155,000, to $2,396,000, from $2,241,000 during the twelve months ended December 31, 2018. This increase resulted from an increase of $61,000 in travel expenses associated with our efforts to expand existing and new markets, an increase of $90,000 in promotional expenses, primarily related to operating our social media infrastructure and increase of $4,000 in miscellaneous expenses during the twelve months ended December 31, 2019.

General and Administrative Expenses. For the twelve months ended December 31, 2019, general and administrative expenses increased by 8.1%, or $392,000, to $5,222,000, from $4,830,000 during the twelve months ended December 31, 2018. This increase resulted primarily from an increase of $766,000 in compensation expenses, mainly due to compensation expenses related to the separation agreement with our former CEO and an increase of $31,000 in miscellaneous expenses. This increases in general and administrative expenses was partially offset by decrease of $405,000 in legal expenses, primarily due to reduced legal work required for a litigation with a former service provider (which settled in April 2019) during the twelve months ended December 31, 2019, compared to the amount of legal work required for the same litigation during the twelve months ended December 31, 2018.

Financial Expenses (Income). For the twelve months ended December 31, 2019, financial expenses increased by 153.9%, or $571,000, to $200,000, from $371,000 of financial income during the twelve months ended December 31, 2018. The increase in financial expenses primarily resulted from the $438,000 of financial income related to the revaluation of the embedded derivative of the Series C Preferred Stock recorded during the twelve months ended December 31, 2018, which did not occur during the twelve months ended in December 31, 2019, and an increase of $144,000 in financial expenses related to changes in exchange rates. These increases in financial expenses were partially offset by a decrease of $11,000 in miscellaneous expenses during the twelve months ended December 31, 2019.

Tax Expenses (Income). For the twelve months ended December 31, 2019, tax expenses increased by $24,000 compared to the twelve months ended December 31, 2018.

Net Loss. Our net loss increased by $2,800,000, or 38.7%, to $10,040,000, for the twelve months ended December 31, 2019, from $7,240,000 during the twelve months ended December 31, 2018. The increase in net loss resulted primarily from an increase of $1,966,000 in operating expenses, an increase of $571,000 in financial expenses and a decrease of $239,000 in gross profit.

Liquidity and Capital Resources

We had an accumulated deficit as of December 31, 2019 of $158 million, as well as a net loss of $10,040,000 and negative operating cash flows. We expect to continue incurring losses and negative cash flows from operations until our products (primarily CGuard EPS) reach commercial profitability. As a result of these expected losses and negative cash flows from operations, along with our current cash position, we believe we have sufficient resources to fund operations until the end of May 2020. Therefore, there is substantial doubt about our ability to continue as a going concern.

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

Equity Financings and Recapitalization

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

On March 1, 2018, we closed an underwritten public offering of 20,000 shares of our common stock at a price to the public of $150.00 per share. We received gross proceeds of approximately $3.0 million from the offering, before deducting underwriter discounts and commissions and offering expenses payable by us. Upon closing of the offering, we used $450,000 of the proceeds from the offering to redeem 450 shares of Series D Convertible Preferred Stock (the “Series D Preferred Stock”), pursuant to a waiver agreement with a holder of the Series D Preferred Stock (the “Series D Investor”), dated February 26, 2018. As a result of such offering, the conversion price for each of our Series C Preferred Stock and our Series D Preferred Stock was reduced from $350.00 to $150.00 per share.

On April 2, 2018, we closed an underwritten public offering of 57,143 shares of our common stock at a price to the public of $87.50 per share. We received gross proceeds of approximately $5.0 million from the offering, before deducting underwriter discounts and commissions and offering expenses payable by us. Upon closing of the offering, we used $300,000 of the proceeds from the offering to redeem 46,875 shares of our Series C Convertible Preferred Stock (the “Series C Preferred Stock”) held by the Series D Investor, pursuant to another waiver agreement with the Series D Investor, dated March 28, 2018. As a result of such offering, the conversion price for each of our Series B Convertible Preferred Stock (the “Series B Preferred Stock”), our Series C Preferred Stock and our Series D Preferred Stock was reduced to $87.50 per share.

On July 3, 2018, we closed an underwritten public offering of (i) 10,851,417 common units, with each common unit being comprised of one fiftieth share of our common stock, and one Series D Warrant to purchase one fiftieth share of common stock, (ii) 22,481,916 pre-funded units, with each pre-funded unit being comprised of one pre-funded warrant to purchase one fiftieth share of common stock and one Series D Warrant, and (iii) additional Series D Warrants to purchase 100,000 shares of common stock pursuant to the underwriter’s option. We received net proceeds from the offering and the exercise of the underwriter’s option to purchase additional Series D Warrants to purchase 100,000 shares of common stock of approximately $8.7 million, excluding the proceeds, if any, from the exercise of the Series D Warrants and the pre-funded warrants sold in the offering, and after deducting underwriting discounts and commissions and payment of other estimated expenses associated with the offering that are payable by us. We used $2,264,269 of the net proceeds of the offering to redeem 306,917 shares of Series C Preferred Stock and 300 shares of Series D Preferred Stock held by the Series D Investor. As a result of such offering, the conversion price of the outstanding shares of the Series B Preferred Stock and the Series C Preferred Stock was further reduced to $15.00 per share, effective as of June 29, 2018.

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

Anti-Dilution Provisions

Our outstanding shares of Series B Preferred Stock and Series C Preferred Stock contain anti-dilution provisions that may result in the reduction of the conversion price thereof in the future. This feature may result in an indeterminate number of shares of common stock being issued upon conversion of the Series B Preferred Stock or the Series C Preferred Stock. Sales of additional shares of common stock issuable upon conversion of the Series B Preferred Stock or Series C Preferred Stock as a result of anti-dilution adjustments will dilute the interests of other security holders and may depress the price of our common stock. Accordingly, we may find it more difficult to raise additional equity capital while any of our Series B Preferred Stock or Series C Preferred Stock is outstanding. As of March 8, 2020, 17,303 shares of Series B Preferred Stock and 26,558 shares of Series C Preferred Stock were outstanding.

Twelve months ended December 31, 2019 compared to the twelve months ended December 31, 2018

General. At December 31, 2019, we had cash and cash equivalents of $5,514,000, as compared to $9,384,000 as of December 31, 2018. We have historically met our cash needs through a combination of issuing new shares, borrowing activities and product sales. Our cash requirements are generally for research and development, marketing and sales activities, finance and administrative cost, capital expenditures and general working capital.

For the twelve months ended December 31, 2019, net cash used in our operating activities increased by $2,204,000 to $9,810,000, from $7,606,000 during the same period in 2018. The primary reason for the increase in cash used in our operating activities was an increase of payments for third party related expenses and for professional services of $1,571,000 (primarily due to production related payments, payments related to IDE application process and a settlement payment made to a former service provider pursuant to a settlement agreement), an increase of $717,000 in salary and bonus payments from $4,973,000 in the twelve months ended December 31, 2018 to $5,690,000 during the same period in 2019, offset by an increase of $84,000 in payments received from customers to $3,603,000 during the twelve months ended December 31, 2019, from $3,519,000 during the same period in 2018.

Cash used by our investing activities was $387,000 during the twelve months ended December 31, 2019 compared to $44,000 during the twelve months ended December 31, 2018 resulting primarily from purchases related to upgrades made to our production facilities and our information technology infrastructure.

Cash provided by financing activities for the twelve months ended December 31, 2019 was $6,335,000 compared to $13,370,000 during the same period in 2018. The principal source of the cash provided by financing activities during the twelve months ended December 31, 2019, was the funds received from our September 2019 public offering of common stock, pre-funded warrants and warrants, as well as the subsequent exercise of the pre-funded warrants sold in the offering, that resulted in approximately $4,289,000 of aggregate net proceeds, and funds received from our April 2019 public offering of common stock that resulted in approximately $2,046,000 of aggregate net proceeds. The principal source of the cash provided by financing activities during the twelve months ended December 31, 2018, was the funds received from our July 2018 public offering of common stock, pre-funded warrants and warrants, as well as the subsequent exercise of the pre-funded warrants sold in the offering, that resulted in approximately $8,885,000 of aggregate net proceeds, funds received from our April 2018 public offering of common stock that resulted in approximately $4,439,000 of aggregate net proceeds. and the funds received from our March 2018 public offering of common stock that resulted in approximately $3,060,000 of aggregate net proceeds, offset by a redemption of Series C and Series D Preferred Stock from the proceeds of the offering in an aggregate amount of $3,014,000.

As of December 31, 2019, our current assets exceeded our current liabilities by a multiple of 2.5. Current assets decreased by $3,609,000 during the period and current liabilities increased by $195,000 during the period. As a result, our working capital decreased by $3,804,000 to $4,695,000 as of December 31, 2019.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses on Financial Instruments. This guidance replaces the current incurred loss impairment methodology. Under the new guidance, on initial recognition and at each reporting period, an entity is required to recognize an allowance that reflects its current estimate of credit losses expected to be incurred over the life of the financial instrument based on historical experience, current conditions and reasonable and supportable forecasts. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates (“ASU 2019-10”). The purpose of this amendment is to create a two tier rollout of major updates, staggering the effective dates between larger public companies and all other entities. This granted certain classes of companies, including Smaller Reporting Companies (“SRCs”), additional time to implement major FASB standards, including ASU 2016-13. Larger public companies will have an effective date for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All other entities are permitted to defer adoption of ASU 2016-13, and its related amendments, until the earlier of fiscal periods beginning after December 15, 2022. Under the current SEC definitions, we meet the definition of an SRC as of the ASU 2019-10 issuance date and is adopting the deferral period for ASU 2016-13. The guidance requires a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. We are currently evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements, but does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The following financial statements are included as part of this Report (See Item 15):

●	Report of Kesselman & Kesselman, Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets as of December 31, 2019 and 2018
●	Consolidated Statements of Operations for the Years Ended December 31, 2019 and 2018
●	Consolidated Statements of Changes in Equity for the Years Ended December 31, 2019 and 2018
●	Consolidated Statements of Cash Flows for the Years Ended December 31, 2019 and 2018
●	Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures”, as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2019, the end of the period covered by this Annual Report on Form 10-K. The disclosure controls and procedures evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.

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

Management, including our chief executive officer and our chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework 2013. Based on its assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth information regarding our executive officers and the members of our board of directors.

Name	Age	Position
Marvin Slosman	56	President, Chief Executive Officer and Director
Craig Shore	58	Chief Financial Officer, Chief Administrative Officer, Secretary and Treasurer
Michael Berman(1)(2)	62	Director
Campbell Rogers, M.D.	58	Director
Paul Stuka(1)(2)(3)	65	Chairman of the Board of Directors
Thomas J. Kester(1)(3)	73	Director

(1)	Member of our audit committee

(2)	Member of our nominating and corporate governance committee

(3)	Member of our compensation committee

Our directors hold office until the earlier of their death, resignation or removal by stockholders or until their successors have been qualified. Our directors are divided into three classes. Paul Stuka is our Class 1 director, with his term of office to expire at our 2021 annual meeting of stockholders. Michael Berman and Campbell Rogers, M.D. are our Class 2 directors, with their terms of office to expire at our 2022 annual meeting of stockholders. Marvin Slosman and Thomas J. Kester are our Class 3 directors, with their terms of office to expire at our 2020 annual meeting of stockholders. At each annual meeting of stockholders, directors elected to succeed those directors whose terms expire shall be elected for a term of office to expire at the third succeeding annual meeting of stockholders after their election, with each director to hold office until his or her successor shall have been duly elected and qualified.

Our officers hold office until the earlier of their death, resignation or removal by our board of directors or until their successors have been selected. They serve at the pleasure of our board of directors.

Marvin Slosman has served as our president, chief executive officer and director since January 1, 2020. Mr. Slosman has served as chief operating officer for MEDCURA Inc. from May 2019 to December 2019. From September 2017 to September 2019, Mr. Slosman served as a Business Consultant, overseeing international commercial strategy and market development, at Integra Life Sciences, a leading innovator in orthopedic extremity surgery, neurosurgery, and reconstructive and general surgery. From 2010 to 2014 Mr. Slosman served as President of Itamar Medical, Inc., a medical technology company focused on cardiovascular and sleep diagnostics. Mr. Slosman also served as chief executive officer of Ovalum Vascular Ltd. from 2008 to 2010. Mr. Slosman’s qualifications to serve on the board of directors of the Company include his significant experience in senior management positions of leading medical device companies.

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

Michael Berman has served as our director since February 7, 2013. Mr. Berman is a medical device entrepreneur who works with high-potential development and early-stage commercial companies. From 2005 to 2012, when the company was sold to Boston Scientific, Mr. Berman was a co-founder and the chairman of BridgePoint Medical, Inc., which developed technology to treat coronary and peripheral vascular chronic total occlusions. Mr. Berman was also a member of the board of Lutonix, Inc. from 2007 until 2011, when the company was sold to C.R. Bard, Inc. From 2011 to 2019, Mr. Berman served as a co-founder and director of Rebiotix Inc., a company developing an innovative treatment for C Diff colitis. Rebiotix was sold to Ferring Pharmaceuticals in 2018. From 2014 till 2018 Mr. Berman served as a director Mazor Robotics, a company pioneering Spinal Robotic Surgery. Mr. Berman has served (i) since 2011 as an advisor to, and since 2012 as a director of, Cardiosonic, Inc., a company developing a system for hypertension reduction via renal denervation, (ii) since 2005 as a director of PharmaCentra, LLC, which creates customizable marketing programs that help pharmaceutical companies communicate with physicians and patients, (iii) since 2018 as a Director of STMedical, a medical device company that has developed a temporary stent for the treatment of chronic sinusitis, (iv) since 2019 as a director of CardiacSense Inc, a medical device company that has developed a smart watch vital sign monitor, (v) since 2017 as a Director of Owlytics Healthcare, (vi) since 2013 as a Director of ClearCut Inc., a medical device company that has developed an MRI system for tumor margin assessment, (vii) since 2013 as a director of PulmOne Ltd., a medical device company developing an innovative Pulmonary Function Testing system, (viii) since 2014 as a director of SoniVie, a medical device company, (ix) since 2014 as a venture partner at RiverVest Ventures and (x) since 2017 as a Director of Truleaf Medical. Mr. Berman brings to the board his extensive executive and entrepreneurial experiences in the field of medical devices and vascular intervention, which should assist in strengthening and advancing our strategic focus.

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

Paul Stuka has served as a director since August 8, 2011 and has served as our chairman since June 2, 2017. Mr. Stuka has served as the managing member of Osiris Partners, LLC, an investment fund, since 2000. Prior to forming Osiris Partners, LLC, Mr. Stuka, with 40 years of experience in the investment industry, was a managing director of Longwood Partners, managing small cap institutional accounts. In 1995, Mr. Stuka joined State Street Research and Management as manager of its Market Neutral and Mid Cap Growth Funds. From 1986 to 1994, Mr. Stuka served as the general partner of Stuka Associates, where he managed a U.S.-based investment partnership. Mr. Stuka began his career in 1980 as an analyst at Fidelity Management and Research. As an analyst, Mr. Stuka followed a wide array of industries including healthcare, energy, transportation, and lodging and gaming. Early in his career he became the assistant portfolio manager for three Fidelity Funds, including the Select Healthcare Fund which was recognized as the top performing fund in the United States for the five-year period ending December 31, 1985. Mr. Stuka has been serving as a director of Caliber Imaging & Diagnostics, Inc. (formerly Lucid, Inc.) since June 2013. Mr. Stuka’s qualifications to serve on the board include his significant strategic and business insight from his years of experience investing in the healthcare industry.

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

Mr. Slosman and Mr. Shore are parties to certain agreements related to their service as executive officers and directors described under “Executive Compensation – Agreements with Executive Officers.”

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

To our knowledge, based solely on a review of the copies of such reports furnished to us, during the twelve months ended December 31, 2019, each of our directors, officers and greater than ten percent stockholders complied with all Section 16(a) filing requirements applicable to our directors, officers and greater than ten percent stockholders.

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

Item 11. Executive Compensation.

Summary Compensation Table

The table below sets forth the compensation earned by our named executive officers for the twelve-month period ended December 31, 2019 and 2018.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(1)	All Other Compensation ($)		Total ($)
James Barry, Ph.D. (2)	2019	454,373	(3)	-		141,900	607,312	(4)	1,203,585
Former President and Chief Executive Officer	2018	391,250		195,626	(5)	-	62,654	(6)	649,530

Craig Shore	2019	269,758	(7)	60,000	(7)(8)(10)	57,000	114,395	(7)(9)	501,153	(7)
Chief Financial Officer, Secretary and Treasurer	2018	267,306	(7)	76,961	(5)(7)	-	119,104	(9)	463,371	(7)

(1)	For awards of stock, the aggregate grant date fair value is computed in accordance with FASB ASC Topic 718 For additional discussion of the grant date fair value for Stock Awards, see Note 8 of the Financial Statements.

(2)	Dr. Barry’s employment with the Company ceased as of December 31, 2019. Dr. Barry served as our President and Chief Executive Officer.

(3)	Dr. Barry’s salary for 2019 includes (i) $33,081 paid in lieu of accrued but unused vacation time through the calendar year 2018, which we agreed to pay in cash pursuant to the A&R Employment Agreement, dated February 4, 2019 (See “—Agreements with Executive Officers—James Barry, Ph.D.— Employment Agreement in Effect Prior to Termination”), and (ii) $21,292 paid in lieu of accrued but unused vacation time through the calendar year 2019 upon termination of Dr. Barry’s employment.

(4)	Dr. Barry’s other compensation for 2019 consisted of severance payments and other benefits related to the separation agreement of $541,629 (See “—Agreements with Executive Officers—James Barry, Ph.D.— General Release and Severance Agreement”) and benefits related to health insurance of $65,683.

(5)	Cash bonus awards for the 2018 calendar year were approved by the compensation committee in January 2019.

(6)	Dr. Barry’s other compensation for 2018 consisted of benefits related to health insurance.

(7)	Compensation amounts received in non-U.S. currency have been converted into U.S. dollars using the average exchange rate for the applicable period, except for bonus amounts which have been converted into U.S. dollars using 3.456 NIS per dollar which was the exchange rate as of December 31, 2019. The average exchange rate for the twelve month period ended December 31, 2019 and 2018 were 3.564 NIS per dollar and 3.597 NIS per dollar, respectively.

(8)	Cash bonus awards for the 2019 calendar year were approved by the compensation committee in January 2020.

(9)	Mr. Shore’s other compensation consisted solely of benefits in the twelve months ended December 31, 2019 and 2018. In each of the periods reported, Mr. Shore’s benefits included our contributions to his severance, pension, vocational studies and disability funds, an annual recreation payment, a company car or car allowance and cell phone, and a daily food allowance.

(10)	$30,000 was paid on February 1, 2020, and the remaining $30,000 shall be paid on the first regularly scheduled payroll date following the date on which we close a transaction with investors for at least $2 million.

Agreements with Executive Officers

Marvin Slosman

On December 9, 2019, we entered into an Employment Agreement with Marvin Slosman, which was subsequently amended on December 31, 2019 (as amended, the “Slosman Employment Agreement”), pursuant to which Mr. Slosman was appointed as our new chief executive officer and president. Mr. Slosman’s term of employment commenced on January 1, 2020, which will remain in effect for three years (the “Initial Employment Term”), unless earlier terminated, and to be automatically renewed for successive one-year terms after the Initial Employment Term. Mr. Slosman was also appointed as a Class 3 director, effective January 1, 2020, with a term expiring on the 2020 annual meeting of our stockholders.

As consideration for his services as chief executive officer, Mr. Slosman will be entitled to receive (i) an annual base salary of $400,000, less applicable payroll deductions and tax (“Base Salary”), which will be reviewed by the Board on an annual basis for increase; (ii) reimbursement of up to $50,000 for any reasonable and customary, documented out-of-pocket relocation expenses actually incurred by Mr. Slosman in 2019 or 2020 calendar years, in connection with his relocation to Europe; (iii) annual performance bonuses in an amount up to 50% percent of the Base Salary, as may be in effect from time to time, for each calendar year during his employment with us based on the extent to which performance criteria/financial results for the applicable year have been met; and (iv) equity awards as of the date of the Slosman Employment Agreement that represent, in the aggregate, 5% of the Company’s issued and outstanding common stock determined on a fully diluted basis as of the date of grant (the “Equity Awards”), with 75% of the Equity Awards being granted as restricted stock units and with the remaining 25% of the Equity Awards being granted as stock options, all of which Equity Awards shall be outside of the 2013 Long-Term Incentive Plan and subject to terms and conditions of the award agreements entered by Mr. Slosman. In addition, on or before December 31, 2020, Mr. Slosman shall become eligible to receive an additional grant of equity awards under the 2013 Long-Term Incentive Plan and the applicable award agreements up to 5% (including the Equity Awards) of the Company’s actual outstanding shares of Common Stock on the date of grant, provided that the actual amount of the grant shall be based on the achievement of certain performance/financial criteria as established by the Board after consultation with Mr. Slosman, in its reasonable discretion. For the purposes of the equity award calculation, “fully diluted basis” is defined as the sum of the total shares of common stock then outstanding, the shares of common stock issuable upon the conversion of our then outstanding shares of Series B Convertible Preferred Stock and Series C Convertible Preferred Stock and the shares of common stock issuable upon the exercise of our then outstanding pre-funded warrant. On January 2, 2020, pursuant to the Slosman Employment Agreement, we granted Mr. Slosman restricted stock units for 182,381 shares and a stock option to purchase 60,794 shares of common stock at $1.10 per share.

In the event Mr. Slosman voluntarily resigns without good reason, we may, in our sole discretion, shorten the notice period and determine the date of termination without any obligation to pay Mr. Slosman any additional compensation other than the accrued obligations and without triggering a termination of Mr. Slosman’s employment without cause. In the event the Slosman Employment Agreement expires, or we terminate Mr. Slosman’s employment for cause or Mr. Slosman voluntarily resigns without good reason, we shall have no further liability or obligation to Mr. Slosman under the Slosman Employment Agreement. Notwithstanding the foregoing, in the event that this the Slosman Employment Agreement expires as a result of our decision not to renew the Slosman Employment Agreement, we shall, subject to the execution and timely return by Mr. Slosman of a release of claims, pay Mr. Slosman cash payments totaling $100,000 in the aggregate, payable in equal installments on our regular pay dates that occur during the period commencing on 60th day following his employment termination date and ending on the last day of the Restricted Period (as defined below); provided, however, that if, at any time within the period commencing on the date that is 3 months prior to the expiration of the Initial Employment Term or the then current renewal term, as applicable, and ending on the date that is 3 months following the expiration of the Slosman Employment Agreement, we and a third party execute a definitive, written, and binding agreement (a “Sale Agreement”) to enter into certain transactions described therein that, if consummated, would constitute a change in control in us, then Mr. Slosman’s termination shall be deemed a termination by us without cause or for good reason, as of the date such Sale Agreement is executed, provided further that any amounts payable to Mr. Slosman pursuant to such termination shall be reduced by any amounts previously paid to him upon expiration of the Slosman Employment Agreement, termination by us for cause or voluntary resignation by Mr. Slosman without good reason.

If Mr. Slosman’s employment is terminated (i) by us without cause or (ii) by Mr. Slosman for good reason, then we must pay Mr. Slosman, (a) a severance pay in an amount equal to twelve months of his then-current base salary, (b) his entire performance bonus for any calendar year for which Mr. Slosman has already worked the entire year but the bonus has yet to be paid, (c) a pro-rated performance bonus in an amount equal to the target annual performance bonus to which Mr. Slosman may have been entitled for the year in which the termination occurs that he would have received had his employment not been terminated during such year. In addition, 50% of all unvested stock options, shares of restricted stock, restricted stock units, stock appreciation rights, or similar stock-based rights granted to Mr. Slosman shall vest and, if applicable, be immediately exercisable and any risk of forfeiture included in such restricted or other stock grants previously made to Mr. Slosman shall immediately lapse, and Mr. Slosman may exercise any outstanding stock options or stock appreciation rights until the earlier of (x) the last date on which such stock options or stock appreciation rights could have been exercised pursuant to the terms of the applicable award agreement, irrespective of Mr. Slosman’s termination of employment; and (y) the date that is two years following his employment termination date.

Craig Shore

We have been a party to an employment agreement with Craig Shore since November 28, 2010. On May 5, 2014, we entered into an amended and restated employment agreement with Mr. Shore, which was amended on January 5, 2015, July 25, 2016, and on March 25, 2019. The employment agreement, as amended, has an initial term that ends on December 31, 2020, and will automatically renew for additional one-year periods on January 1st thereafter unless either party gives the other party written notice of its election not to extend such employment at least six months prior to the next January 1st renewal date. If a change in control occurs when less than two full years remain in the initial term or during any renewal term, the employment agreement will automatically be extended for two years from the change in control date and will terminate on the second anniversary of the change in control date.

Under the terms of the employment agreement, as amended by the third amendment to the amended and restated employment agreement, dated March 25, 2019, Mr. Shore is entitled to an annual base salary of at least $250,000. Such amount may be reduced only as part of an overall cost reduction program that affects all of our senior executives and does not disproportionately affect Mr. Shore, so long as such reduction does not reduce the base salary to a rate that is less than 90% of the amount set forth above (or 90% of the amount to which it has been increased). The base salary will be reviewed annually by our chief executive officer for increase (but not decrease, except as permitted as part of an overall cost reduction program) as part of our annual compensation review. Mr. Shore is also eligible to receive an annual bonus in an amount equal to 60% of his then-annual salary upon the achievement of reasonable target objectives and performance goals, to be determined by the board of directors in consultation with Mr. Shore. Mr. Shore is eligible to receive the percentage of his annual bonus corresponding to the percentage of his achievement of such target objectives and performance goals. The annual bonus will be reviewed annually by our chief executive officer for increase in the amount of the percentage of his then-base salary (but not decrease), as well as the criteria and the goals, as part of our annual compensation review. In addition, Mr. Shore is eligible to receive such additional bonus or incentive compensation as the board may establish from time to time in its sole discretion. Mr. Shore will also be considered for grants of equity awards each year as part of the board’s annual compensation review, which will be made at the sole discretion of the board of directors. Each grant will, with respect to any awards that are options, have an exercise price equal to the fair market value of our common stock as of the date of grant, and will be subject to a three-year vesting period subject to Mr. Shore’s continued service with us, with one-third of each additional grant vesting equally on the first, second, and third anniversary of the date of grant for such awards.

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

If we terminate Mr. Shore’s employment without cause, Mr. Shore will be entitled, under Israeli law, to severance payments equal to his last month’s salary multiplied by the number of years Mr. Shore has been employed with us. In order to finance this obligation, we make monthly contributions equal to 8.33% of Mr. Shore’s salary to a severance payment fund. The total amount accumulated in Mr. Shore’s severance payment fund as of December 31, 2019 was $171,000, as adjusted for conversion from New Israeli Shekels to U.S. Dollars. However, if Mr. Shore’s employment is terminated without cause, on account of a disability or upon his death, as of December 31, 2019, Mr. Shore would have been entitled to receive $211,000 in severance under Israeli law, thereby requiring us to pay Mr. Shore $40,000, in addition to releasing the $171,000 in Mr. Shore’s severance payment fund. On the other hand, pursuant to his employment agreement, Mr. Shore is entitled to the total amount contributed to and accumulated in his severance payment fund in the event of the termination of his employment as a result of his voluntary resignation. In addition, Mr. Shore would be entitled to receive his full severance payment under Israeli law, including the total amount contributed to and accumulated in his severance payment fund, if he retires from our company at or after age 67.

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

James Barry, Ph.D.

Employment Agreement in Effect Prior to Termination

Dr. Barry’s employment ceased as of December 31, 2019. On July 14, 2014, we entered into an employment agreement with James Barry to serve as our executive vice president and chief operating officer, which was first amended on January 5, 2015, and further amended on February 22, 2015, and March 28, 2016, and on June 6, 2016, our board of directors appointed Dr. Barry as our president and chief executive officer and further amended the employment agreement. On September 5, 2017, we entered into the Fifth Amendment to Dr. Barry’s employment agreement (as amended by the Fifth Amendment, the “Prior Employment Agreement”), and on February 4, 2019, we entered into an amended and restated employment agreement (the “A&R Employment Agreement”) with Dr. Barry, which amended, restated and superseded Dr. Barry’s Prior Employment Agreement. The A&R Employment Agreement had an initial term that ends on December 31, 2020. Effective December 31, 2019, The A&R Employment Agreement was terminated; however, certain customary confidentiality, noncompete and nonsolicitation provisions will remain in full force and effect

Under the A&R Employment Agreement, Dr. Barry was entitled to an annual base salary of $400,000, which could be reduced only as part of an overall cost reduction program that affects all senior executives of the company and does not disproportionately affect Dr. Barry, so long as such reductions do not reduce the base salary to less than 90% of the amount set forth above. The base salary was subject to an annual compensation review by our board of directors.

Under the Prior Employment Agreement, as amended, Dr. Barry was entitled to an annual base salary of at least $365,000, which amount, in the event of the closing of a transaction or series of related transactions with investors where we raise an aggregate of $7 million from such investors, would increase to $400,000. Dr. Barry’s annual base salary was increased to $400,000, as the March 2018 and the April 2018 offerings raised more than $7 million, effective as of April 1, 2018, payments beginning as of the first November 2018 pay period.

Dr. Barry was also eligible to receive an annual bonus in the amount equal to 100% of his base salary upon the achievement of reasonable target objectives and performance goals, to be determined by the Board in consultation with Dr. Barry.

In addition, as provided by the A&R Employment Agreement, we agreed to pay for Dr. Barry’s accrued but unused vacation time through the calendar year 2018 on our next regular payroll date.

In accordance with the A&R Employment Agreement, on February 4, 2019, we granted Dr. Barry 40,000 shares of restricted stock, made pursuant to a Restricted Stock Award Agreement. The restricted stock was subject to a three-year vesting period subject to Dr. Barry’s continued service us, with one-third (1/3rd) of such awards vesting on the first, second and third anniversary of the grant date. Additionally, upon achievement of certain criteria, Dr. Barry was eligible to receive an equity bonus relating to the number of shares of our common stock equal to 5% of our shares outstanding on the date of the grant (inclusive of, rather than in addition to, the shares granted as part of the restricted stock grant made on February 4, 2019), subject to the board of director’s approval, which would be comprised of as close as is practicable to 50% stock options and 50% shares of restricted stock. Dr. Barry was also eligible to receive additional stock-based compensation at the sole discretion of the Board.

If, during the term of the A&R Employment Agreement, Dr. Barry’s employment were to be terminated upon his death or disability, by Dr. Barry for good reason, or by us without cause, Dr. Barry would have been entitled to receive, in addition to other unpaid amounts owed to him (e.g., for base salary and accrued vacation): (i) the pro rata amount of any bonus for the fiscal year of such termination (assuming full achievement of all applicable goals under the bonus plan) that he would have received had his employment not been terminated; (ii) a one-time lump sum severance payment equal to $850,000, provided that he executes a release relating to employment matters and the circumstances surrounding his termination in favor of us, its subsidiaries and their officers, directors and related parties and agents, in a form reasonably acceptable to us at the time of such termination; (iii) vesting of 100% of all unvested stock options, restricted stock shares, restricted stock units, stock appreciation rights or similar stock based rights granted to Dr. Barry, and lapse of any forfeiture included in such restricted or other stock grants; (iv) an extension of the term of any outstanding stock options or stock appreciation rights for two years from the date of termination; (v) to the fullest extent permitted by our then-current benefit plans, continuation of health, dental, vision and life insurance coverage for up to 18 months unless Dr. Barry secures coverage from a new employer; and (vi) a cash payment of $25,000, which Dr. Barry may use for executive outplacement services or an education program. The payment described in (ii) above would have been reduced by any payments received by Dr. Barry pursuant to any of our employee welfare benefit plans providing for payments in the event of death or disability. If Dr. Barry had continued to be employed by us after the term of the Employment Agreement, unless otherwise agreed by the parties in writing, and Dr. Barry’s employment were to be terminated upon his death or disability, by Dr. Barry for good reason, or by us without cause, Dr. Barry would have been entitled to receive, in addition to other unpaid amounts owed to him, the payments set forth in (i), (ii) and (iii) above. If we had not extended the term of the A&R Employment Agreement and/or Dr. Barry’s employment were not extended beyond December 31, 2020, Dr. Barry would have been entitled to the payments and benefits set forth in (i)-(vi) above; however, if we had offered to extend the A&R Employment Agreement beyond December 31, 2020 on terms no less favorable than the terms of the A&R Employment Agreement and Dr. Barry did not agree to such extension, the one-time lump sum severance payment set forth in (ii) above would have been in the amount of $600,000.

Dr. Barry had no specific right to terminate the A&R Employment Agreement or right to any severance payments or other benefits solely because of a change in control. However, if within 24 months following a change in control (the “Change in Control Period”), (a) Dr. Barry terminated his employment for good reason, or (b) we terminated his employment without cause, Dr. Barry would have been entitled to the payments and benefits set forth in (i)-(vi) above. Notwithstanding the foregoing, if we terminated Dr. Barry’s employment with us prior to the date on which a change in control occurs, and it were reasonably demonstrated that Dr. Barry’s (i) employment was terminated at the request of an unaffiliated third party who has taken steps reasonably calculated to effect a change in control or (ii) termination of employment otherwise arose in connection with or in anticipation of the change in control, then the “Change in Control Period” would have meant the 24 month period beginning on the date immediately prior to the date of Dr. Barry’s termination of employment with the Company.

General Release and Severance Agreement

On December 9, 2019, we entered into a General Release and Severance Agreement, which was amended subsequently on December 31, 2019 (as amended, the “Separation Agreement”), with Dr. Barry. Effective December 31, 2019 (the “Separation Date”), Dr. Barry’s employment with us and any of our subsidiaries ceased, and Dr. Barry resigned from all positions and offices. Pursuant to the Separation Agreement, Dr. Barry is entitled to receive a severance pay in an aggregate amount of $400,000, less applicable taxes and other withholdings, payable as follows: (a) $200,000 to be paid in equal installments in accordance with our standard payroll practices during the period commencing on December 17, 2019, and ending on March 15, 2020, and (b) the remaining $200,000 to be paid in equal installments in accordance with our standard payroll practices during the period commencing on July 1, 2020, or such earlier period for the purposes of Section 409A of the Internal Revenue Code (the “Payment Resumption Date”), and ending on December 17, 2020; provided, however, that if (1) a change in control occurs, (2) we raise at least $5 million of gross proceeds in new capital investments on or after the Separation Date, or (3) any of the institution by or against the Company of any insolvency, receivership or bankruptcy proceeding(s) or any other proceeding(s) for the settlement of our debts or the assignment for the benefit of the our creditors or our dissolution or ceasing to do business, in any case, prior to the date that the last payment has been made pursuant to this subsection (i), then any remaining amounts of severance to be paid to Dr. Barry on or before March 15, 2020 to be paid to him on our next regularly scheduled payroll date concurrent with or next following the date on which the first event described in (1), (2) or (3) above occurs (the “Acceleration Date”) and, provided further, that if the Acceleration Date occurs on or after March 16, 2020, but before the Payment Resumption Date, then any remaining amounts to be paid to Dr. Barry pursuant to this subsection shall be paid to him on our next regularly scheduled payroll date concurrent with or next following the Payment Resumption Date. Pursuant to the Separation Agreement, Dr. Barry received an additional lump-sum payment of $25,000 on the Company’s first regularly scheduled payroll date occurring in 2020, which amount is intended to offset the costs of any executive outplacement services or similar educational programs which may be incurred by Dr. Barry on or after the Separation Date, and was granted an equity award of 165,000 restricted stock units on December 16, 2019, subject to the terms and conditions of the 2013 Long-Term Incentive Plan and its standard form of Restricted Stock Unit Award Agreement, which was fully vested upon grant. Dr. Barry is also entitled to receive an additional monthly stipend of $2,986, up to a maximum of $53,748, payable as follows: (x) $17,916 to be paid in three equal installments in January, February, and March of 2020, and (y) an additional $2,986 will be paid in each month during the period commencing on the Payment Resumption Date and ending on the eighteen month anniversary of the Separation Date.

Pursuant to the Separation Agreement, Dr. Barry agreed to a general release of claims in favor of the Company.

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

Outstanding Equity Awards at December 31, 2019

The following table shows information concerning unexercised options and unvested shares of restricted stock outstanding as of December 31, 2019 for each of our named executive officers.

Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares of stock that have not vested (#)		Market value of shares of stock that have not vested ($)
James Barry, Ph.D.(2)	41	-	8,312.50	07/25/2026	-			$-

Craig Shore							$
					6,000	(1)		$6,480
	11	-	8,312.50	07/25/2026

(1)	These restricted shares vest annually, with one-third vesting on each of February 4, 2020, February 4, 2021 and February 4, 2022.

(2)	Dr. Barry’s employment with the Company ceased as of December 31, 2019.

Option Exercises and Stock Vested

There were no stock options exercised by our named executive officers during the twelve months ended December 31, 2019.

2011 UMBRELLA Option Plan

On March 28, 2011, our board of directors and stockholders adopted and approved the InspireMD, Inc. 2011 UMBRELLA Option Plan, which was subsequently amended on October 31, 2011 and December 21, 2012. Under the InspireMD, Inc. 2011 UMBRELLA Option Plan, we have reserved 11 shares of our common stock as awards to the employees, consultants, and service providers to InspireMD, Inc. and its subsidiaries and affiliates worldwide.

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

The purpose of the InspireMD, Inc. 2011 UMBRELLA Option Plan is to provide an incentive to attract and retain employees, officers, consultants, directors, and service providers whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success. The InspireMD, Inc. 2011 UMBRELLA Option Plan is administered by our compensation committee. Unless terminated earlier by the board of directors, the InspireMD, Inc. 2011 UMBRELLA Option Plan will expire on March 27, 2021. We have no shares of common stock available for future issuance under our 2011 UMBRELLA Option Plan.

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

When the InspireMD, Inc. 2013 Long-Term Incentive Plan was adopted, a total of 11 shares of common stock were reserved for awards under the InspireMD, Inc. 2013 Long-Term Incentive Plan.

On September 9, 2015, our stockholders approved an amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan to increase the number of shares of common stock available for issuance pursuant to awards under the InspireMD, Inc. 2013 Long-Term Incentive Plan by 11 shares of common stock, to a total of 22 shares of common stock.

On May 24, 2016, our stockholders approved the second amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan to increase the number of shares of common stock available for issuance pursuant to awards under the InspireMD, Inc. 2013 Long-Term Incentive Plan by 229 shares of common stock, to a total of 251 shares of common stock.

On September 28, 2016, our stockholders approved the third amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan to increase the number of shares of common stock available for issuance pursuant to awards under the InspireMD, Inc. 2013 Long-Term Incentive Plan by 144 shares of common stock, to a total of 395 shares of common stock.

On October 24, 2018, our stockholders approved the fourth amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan to (i) increase the number of shares of common stock available for issuance pursuant to awards under such InspireMD, Inc. 2013 Long-Term Incentive Plan by 178,000 shares, to a total of 178,395 shares of common stock, and (ii) remove the cap on the number of shares of common stock with respect to which stock options or stock appreciation rights may be granted to certain executive officers of the Company during any calendar year.

On March 21, 2019, our stockholders approved the fifth amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan to increase the total number of shares of common stock issuable under the InspireMD, Inc. 2013 Long-Term Incentive Plan by 500,000 shares to a total of 678,395 shares of common stock

As of December 31, 2019, we had 443,450 shares of common stock available for future issuance under our 2013 Long-Term Incentive Plan.

As of March 8, 2020, we had 483,491 shares of common stock available for future issuance under our 2013 Long-Term Incentive Plan.

Director Compensation

The following table shows information concerning our directors, other than James Barry, Ph.D., who resigned from the Board, effective December 31, 2019, during the twelve months ended December 31, 2019.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Paul Stuka	54,000	37,050	-	-	91,050
Michael Berman	34,000	24,700	-	-	58,700
Campbell Rogers, M.D.	25,000	24,700	-	-	49,700
Thomas Kester	41,000	24,700	-	-	65,700

For the 2019 calendar year, our board approved the following compensation for our independent directors: (i) a $40,000 stipend, payable quarterly to the chairman of the board; (ii) a $25,000 stipend, payable quarterly to the other directors; (iii) annual committee chair compensation of $12,000 for the chairman of the audit committee, $8,000 for the chairman of the compensation committee and $5,000 for the chairmen of the nominating and corporate governance committee and the research and development committee; and (iv) annual committee membership compensation of $4,000 for members of the audit committee and the compensation committee and $2,000 for members of the nominating and corporate governance committee and the research and development committee.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 9, 2020 by:

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

Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o InspireMD, Inc., 4 Menorat Hamaor St., Tel Aviv, Israel 6744832. As of March 9, 2020, we had 4,338,910 shares outstanding.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percentage Beneficially Owned(1)
5% Owners
Sol J. Barer, Ph.D.
Officers and Directors	481,302	(2)	9.99%
Marvin Slosman	-	(8)	*
Craig Shore	17,621	(3)	*
Michael Berman	16	(4)	*
Campbell Rogers, M.D.	2,617	(5)	*
Paul Stuka	4,686	(6)	*
Thomas Kester	2,608	(7)	*
James Barry, Ph.D.	-	(9)	*
All directors and executive officers as a group (7 persons)	27,548		0.63%

*	Represents ownership of less than one percent.

(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 9, 2020. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)	Includes (i) options to purchase 21 shares of common stock that are currently exercisable or exercisable within 60 days of March 9, 2020, (ii) warrants to purchase 93 shares of common stock that are currently exercisable or exercisable within 60 days of March 9, 2020, (iii) 2,688 shares of common stock and (iv) includes 478,500 shares of common stock issuable upon conversion of Series B Preferred Stock that are currently convertible within 60 days of March 9, 2020. Does not include 76,638 shares of common stock issuable upon conversion of Series B Preferred Stock, which shares were excluded because the certificate of designation for the Series B Preferred Stock contain provisions that block conversion if such conversion will result in the holder having beneficial ownership of more than 9.99% of our common stock.

(3)	Consists of (i) 2,021 shares of common stock, (ii) options to purchase 11 shares of common stock that are currently exercisable or exercisable within 60 days of March 9, 2020, (iii) 3,994 shares of restricted stock granted under the Israeli Appendix of the InspireMD, Inc. 2013 Long-Term Incentive Plan and (iv) 11,595 shares of restricted stock granted to employees under the Israeli Appendix of the InspireMD, Inc. 2013 Long-Term Incentive Plan held in trust, and with respect to which Mr. Shore was granted a proxy with the right to vote such shares at his discretion.

(4)	Consists of (i) 2 shares of common stock, (ii) options to purchase 14 shares of common stock that are currently exercisable or exercisable within 60 days of March 9, 2020. Excludes 2,600 shares of restricted stock granted under the Israeli Appendix of InspireMD, Inc. 2013 Long-Term Incentive Plan held in trust, with respect to which the trustee has a proxy with the right to vote such shares at his discretion.

(5)	Consists of (i) 2 shares of common stock, (ii) 2,600 shares of restricted stock granted under the InspireMD, Inc. 2013 Long-Term Incentive Plan, (iii) options to purchase 14 shares of common stock that are currently exercisable or exercisable within 60 days of March 9, 2020, and (iv) warrants to purchase 1 shares of common stock that are currently exercisable or exercisable within 60 days of March 9, 2020.

(6)	Paul Stuka is the principal and managing member of Osiris Investment Partners, L.P., and, as such, has beneficial ownership of (A) (i) 255 shares of common stock, (ii) warrants to purchase 8 shares of common stock that are currently exercisable or exercisable within 60 days of March 9, 2020 in addition to (B) personally holding (i) options to purchase 15 shares of common stock that are currently exercisable or exercisable within 60 days of March 9, 2020, (ii) 3,900 shares of restricted stock granted under the InspireMD, Inc. 2013 Long-Term Incentive Plan, (iii) warrants to purchase 7 shares of common stock that are currently exercisable or exercisable within 60 days of March 9, 2020, and (iv) 501 shares of common stock.

(7)	Consists of 2,600 shares of restricted stock granted under the InspireMD, Inc. 2013 Long-Term Incentive Plan, and (ii) options to purchase 8 shares of common stock that are currently exercisable or exercisable within 60 days of March 9, 2020.

(8)	Mr. Slosman was appointed as chief executive officer effective as of January 1, 2020. In connection with his appointment, Mr. Slosman was granted certain restricted stock units and stock options, which have not vested.

(9)	Dr. Barry’s employment with the Company ceased as of December 31, 2019.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2019, with respect to our equity compensation plans under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	173		372,088	443,450
Equity compensation plans not approved by security holders	3	(1)	3,412,500	—
Total	176		423,194	—

(1)	Comprised of awards made to individuals outside the InspireMD, Inc. 2011 UMBRELLA Option Plan and 2013 Long Term Incentive Plan, as described below:

●	Options issued to former director: In November 2011, we issued options to purchase an aggregate of 3 shares of common stock to Dr. Barer, then chairman of our board of directors who resigned from the board of directors effective as of June 2, 2017. The exercise price of these options is $3,412,500 per share and the options may be exercised at any time prior to the tenth anniversary of the grant date, pursuant to the nonqualified stock option agreement, as amended on June 2, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On December 1, 2017, as part of a planned recapitalization, we sold 750 shares of Series D Preferred Stock to the Series D Investor, Sabby Healthcare Master Fund, Ltd., who was then a beneficial owner of more than 5% of our common stock in a private placement pursuant to a securities purchase agreement (the “Series D Purchase Agreement”), dated November 28, 2017, for aggregate gross proceeds of $750,000. The stated value of each share of Series D Preferred Stock was $1,000, and the Series D Preferred Stock was initially convertible, at the option of the holder, into shares of our common stock (subject to the beneficial ownership limitation set forth in the certificate of designation for the Series D Preferred Stock (“Series D Certificate of Designation”)), at a conversion price of $350.00 per share, subject to adjustment as provided in the Series D Certificate of Designation. Pursuant to the Series D Purchase Agreement and the Series D Certificate of Designation, the purchasers of Series D Preferred Stock had the option, subject to certain limitations, to exchange their Series D Preferred Stock into the securities issued in a subsequent offering (the “Series D Exchange Right”) or into the securities we sell in an offering of our common stock or common stock equivalents for gross proceeds of at least $8 million (a “Qualified Offering”) upon consummation of a Qualified Offering on a $1.00 per stated value for $1.00 new subscription amount basis. In addition, in accordance with the Series D Purchase Agreement, the certificate of designation for the Series B Preferred Stock was amended to provide that each share of outstanding Series B Preferred Stock would be automatically exchanged into the securities we sell in a Qualified Offering on a $1.00 per stated value for $1.00 new subscription amount basis. As a result of the issuance and sale of the Series D Preferred Stock, the conversion price of our outstanding shares of Series B Preferred Stock was reduced to $350.00 pursuant to the anti-dilution adjustment provisions of the Series B Preferred Stock. There was no change to the conversion price of our outstanding Series C Preferred Stock as a result of an amendment made to the terms of the Series C Preferred Stock exempting the issuance of the Series D Preferred Stock from the anti-dilution adjustment provisions of the Series C Preferred Stock. The conversion price for each of our Series B Preferred Stock, our Series C Preferred Stock and our Series D Preferred was subsequently reduced to $150.00 per share in connection with the underwritten public offering that closed on March 1, 2018, to $87.50 per share in connection with the underwritten public offering that closed on April 2, 2018, to $15.00 per share in connection with the underwritten public offering that closed on July 3, 2018, to $5.00 per share in connection with the underwritten public offering that closed on April 8, 2019, then to $1.80 per share in connection with the underwritten public offering that closed on September 24, 2019, as described below.

On February 21, 2018, the Series D Purchase Agreement was amended to require us (i) to use 15% of the proceeds from any subsequent offering of our securities that is not a Qualified Offering to redeem the outstanding shares of the Series C Preferred Stock held by the Series D Investor at a per share purchase price equal to the stated value of the Series C Preferred Stock, and (ii) upon closing of any subsequent offering that is a Qualified Offering, to exchange all remaining outstanding shares of Series C Preferred Stock held by the Series D Investor for any securities issued in such Qualified Offering on a $1.00 per stated value for $1.00 new subscription amount basis (subject to the beneficial ownership limitation set forth in the certificate of designation for the Series C Preferred Stock). In the event that we fail, or are unable, to issue securities issued in the Qualified Offering to the Series D Investor in exchange for such investor’s remaining Series C Preferred Stock due to limitations mandated by the NYSE American, the SEC, or for any other reason, we were required to offer to purchase from such investor those shares of Series C Preferred Stock not exchanged for the securities sold in the Qualified Offering at a per share purchase price equal to the stated value of Series C Preferred Stock.

On February 26, 2018, we and the Series D Investor entered into a waiver agreement which provided that (i) the Series D Exchange Right would not be applicable to an offering of up to $7,000,000 which occurred no later than March 9, 2018, (ii) we shall reduce the conversion price of the Series D Preferred Stock to the public offering price of our common stock in such offering, (iii) instead of using 15% of the proceeds from such offering to redeem shares of Series C Preferred Stock held by the Series D Investor, we shall use 15% of the proceeds from such offering to redeem a portion of the outstanding shares of Series D Preferred Stock held by the Series D Investor at a per share purchase price equal to the stated value of the Series D Preferred Stock, and (iv) we shall file a registration statement with the SEC under the Securities Act of 1933, as amended, in order to register the resale of the shares of common stock issuable upon the conversion of the Series D Preferred Stock as soon as practicable following the closing of such offering, but in no event later than seven days following such closing and to cause such registration statement to become effective as soon as practical after its filing.

On March 1, 2018, we closed an underwritten public offering of 20,000 shares of our common stock at a price to the public of $150.00 per share, thus triggering the rights under the above described February 26, 2018 agreement. Upon closing of the offering, we used $450,000 of the proceeds from the offering to redeem 450 shares of Series D Preferred Stock from the Series D Investor. As a result of such offering, the conversion price for each of our Series B Preferred Stock, our Series C Preferred Stock and our Series D Preferred Stock was reduced to $150.00 per share.

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

On April 2, 2018, we closed an underwritten public offering of 57,143 shares of our common stock at a price to the public of $87.50 per share, thus triggering the rights under the above described March 28, 2018 second waiver agreement. Upon closing of the offering, we used $300,000 of the proceeds from the offering to redeem 46,875 shares of our Series C Preferred Stock held by the Series D Investor. As a result of such offering, the conversion price for each of our Series B Preferred Stock, our Series C Preferred Stock and our Series D Preferred Stock was reduced to $87.50 per share.

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

Pursuant to the Letter Agreement, on July 3, 2018, upon closing of the July 2018 public offering, we used $2,264,269 of the et proceeds of the July 2018 public offering to redeem 306,917 shares of Series C Preferred Stock and 300 shares of Series D Preferred Stock held by the Series D Investor.

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

Item 14. Principal Accountant Fees and Services.

The fees billed for professional services provided to us by Kesselman & Kesselman, Certified Public Accountants (“Kesselman”), a member of PricewaterhouseCoopers International Limited, for the years ended December 31, 2019 and 2018 are described below.

Audit Fees

Kesselman billed us audit fees in the aggregate amount of $160,000 and $161,500 for the years ended December 31, 2019 and 2018, respectively. These fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

Audit-Related Fees

Kesselman billed us audit-related fees in the aggregate amount of $60,000 and $89,300 for the year ended December 31, 2019 and 2018, respectively. The fees for the year ended December 31, 2019 mostly related to our prospectus supplements filed with the Securities and Exchange Commission in April 2019 and to our registration statement on Form S-1filed with the Securities and Exchange Commission in August and September of 2019.

The fees for the year ended December 31, 2018 mostly related to our prospectus supplements and registration statements filed with the Securities and Exchange Commission on March, April and July of 2018.

Tax Fees

Kesselman billed us tax fees in the aggregate amount of $38,675 and $39,200 for the year ended December 31, 2019 and 2018, respectively. These fees relate to professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Kesselman did not bill us for any other fees for the year ended December 31, 2019 and 2018.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Documents filed as part of report:

1. Financial Statements

The following financial statements are included herein:

●	Report of Kesselman & Kesselman, Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets as of December 31, 2019 and 2018
●	Consolidated Statements of Operations for the Years Ended December 31, 2019 and 2018
●	Consolidated Statements of Changes in Equity for the Years Ended December 31, 2019 and 2018
●	Consolidated Statements of Cash Flows for the Years Ended December 31, 2019 and 2018
●	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

None

3. Exhibits

See Index to Exhibits

Item 16. Form 10-K Summary

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

3.16	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc., dated March 27, 2019 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 28, 2019)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 5, 2013)

4.2	Rights Agreement dated as of October 22, 2013 between InspireMD, Inc. and Action Stock transfer Corporation, as Rights Agent, including exhibits thereto (incorporated by reference to an exhibit to the Registration Statement on Form 8-A filed with Securities and Exchange Commission on October 25, 2013)

4.3	Form of Series B Warrant Agent Agreement and Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to Amendment No.3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2017)

4.4*	Description of Securities

10.1+	Amended and Restated 2011 Umbrella Option Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2011)

10.2+	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.3+	Employment Agreement, by and between InspireMD Ltd. and Craig Shore, dated as of November 28, 2010 (incorporated by reference to Exhibit 10.21 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.4+	Form of Indemnity Agreement between InspireMD, Inc. and each of the directors and executive officers thereof (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.5	Agreement by and between InspireMD Ltd. and MeKo Laser Material Processing, dated as of April 15, 2010 (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.6	Agreement by and between InspireMD Ltd. and Natec Medical Ltd, dated as of September 23, 2009 (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.7+	InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2013)

10.8+	Amended and Restated Employment Agreement, dated May 5, 2014, by and between InspireMD, Inc. and Craig Shore (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2014)

10.9+	First Amendment to the InspireMD, Inc. Amended and Restated 2011 UMBRELLA Option Plan (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2014)

10.10+	Form of Incentive Stock Option Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.11+	Form of Nonqualified Stock Option Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.3 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.12+	Form of Restricted Stock Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.4 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.13+	Form of Restricted Stock Unit Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.5 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.13+	Form of Section 3(i) Stock Option Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (Israeli) (incorporated by reference to Exhibit 99.6 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.14+	Form of Section 102 Capital Gain Stock Option Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (Israeli) (incorporated by reference to Exhibit 99.7 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.15+	Form of Section 102 Capital Gain Restricted Stock Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (Israeli) (incorporated by reference to Exhibit 99.8 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.16+	Form of Stock Option Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (European) (incorporated by reference to Exhibit 99.9 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.17+	Form of Restricted Stock Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (European) (incorporated by reference to Exhibit 99.10 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.18+	Form of Stock Option Award Agreement outside the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.11 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.19+	Employment Agreement, dated July 14, 2014, by and between InspireMD, Inc. and James J. Barry, Ph.D. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2014)

10.20+	Amendment to Employment Agreement, dated January 5, 2015, by and between InspireMD, Inc. and James J. Barry, PhD (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2015)

10.21+	First Amendment to Amended and Restated Employment Agreement, dated January 5, 2015, by and between InspireMD, Inc. and Craig Shore (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2015)

10.22+	Amendment Number Two to Employment Agreement, dated February 22, 2015, by and between InspireMD, Inc. and James J. Barry, PhD (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2015)

10.23+	First Amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 9, 2015)

10.24+	Third Amendment to Employment Agreement, dated March 28, 2016, by and between InspireMD, Inc. and James J. Barry, PhD (incorporated by reference to Exhibit 10.66 to the Annual Report on Form 10-K filed on March 28, 2016)

10.25	Form of $25,812.50 Underwritten Warrant (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2016)

10.26	Form of $32,265.63 Underwriter Warrant (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2016)

10.27	Form of $25,812.50 Private Placement Warrant (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2016)

10.28	Form of $32,265.63 Placement Agent Warrant (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2016)

10.29+	Second Amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 25, 2016)

10.30+	Fourth Amendment to Employment Agreement, dated June 6, 2016, by and between InspireMD, Inc. and James Barry, Ph.D. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 7, 2016)

10.31	Warrant Agreement, dated June 13, 2016, by and between InspireMD, Inc. and Hercules Capital, Inc. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on June 14, 2016)

10.32	Placement Agent Unit Purchase Option, dated June 7, 2016, issued to Dawson James Securities, Inc. (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q filed on August 9, 2016)

10.33	Warrant Agent Agreement and Form of Warrant, dated as of July 7, 2016, between InspireMD, Inc. and Action Stock Transfer Corporation, as Warrant Agent (incorporated by reference to an exhibit to the Registration Statement on Form 8-A filed with Securities and Exchange Commission on July 26, 2016)

10.34+	Second Amendment to Amended and Restated Employment Agreement, dated July 25, 2016, by and between InspireMD, Inc. and Craig Shore agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 29, 2016)

10.35+	Third Amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 29, 2016)

10.36+	Director Offer Letter, between InspireMD, Inc. and Thomas J. Kester, dated September 6, 2016

10.37+	Fifth Amendment to Employment Agreement, dated September 5, 2017, by and between InspireMD, Inc. and James Barry, Ph.D. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 7, 2017)

10.38	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 29, 2017)

10.39	Amendment to Securities Purchase Agreement, dated February 21, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 21, 2018)

10.40	Waiver Agreement, dated February 26, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 26, 2018)

10.41	Form of Underwriter Warrant, dated March 1, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 1, 2018)

10.42	Waiver Agreement, dated March 28, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 29, 2018)

10.43	Form of Underwriter Warrant, dated April 2, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 3, 2018)

10.44	Letter Agreement, dated June 28, 2018, by and between InspireMD, Inc. and Sabby Healthcare Master Fund, Ltd. (incorporated by reference to Exhibit 10.67 to the Registration Statement on Form S-1, Amendment No. 2, filed with the SEC on June 26, 2018 (File No. 333-225680))

10.45	Form of Series D Warrant (incorporated by reference to Exhibit A to Exhibit 4.3 to the Company’s Registration Statement on Form S-1, Amendment No. 2, filed with the SEC on June 26, 2018 (File No. 333-225680))

10.46	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1, Amendment No. 2, filed with the SEC on June 26, 2018 (File No. 333-225680))

10.47	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1, Amendment No. 2, filed with the SEC on June 26, 2018 (File No. 333-225680))

10.48+	Fourth Amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 26, 2018)

10.49+	Amended and Restated Employment Agreement, dated February 4, 2019, by and between InspireMD, Inc. and James J. Barry, Ph.D. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 6, 2019)

10.50+	Fifth Amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 21, 2019)

10.51+	Third Amendment to Amended and Restated Employment Agreement, dated March 25, 2019, by and between InspireMD, Inc. and Craig Shore (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 28, 2019)

10.52	Form of Underwriter Warrant, dated April 8, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 8, 2019)

10.53	Form of Series E Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on September 13, 2019 (File No. 333-233432)).

10.54	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on September 13, 2019 (File No. 333-233432)).

10.55	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on September 13, 2019 (File No. 333-233432)).

10.56+	General Release and Severance Agreement, dated December 9, 2019, by and between the Company and James J. Barry, Ph.D. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 10, 2019)

10.57+	Employment Agreement, dated December 9, 2019, by and between the Company and Marvin Slosman (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 10, 2019).

10.58+	First Amendment to General Release and Severance Agreement, dated December 31, 2019, by and between the Company and James J. Barry, Ph.D. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 6, 2020).

10.59+	First Amendment to Employment Agreement, dated December 31, 2019, by and between the Company and Marvin Slosman (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 6, 2020).

10.60+*	Nonqualified Stock Option Agreement, by and between the Company and Marvin Slosman

10.61+*	Restricted Stock Unit Award agreement, by and between the Company and Marvin Slosman

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

23.1*	Consent of Kesselman & Kesselman, Certified Public Accountants

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Annual Report on Form 10-K for the twelve months ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii)Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Stockholders’ Equity (Capital Deficiency) and (vi) Notes to Consolidated Financial Statements

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIREMD, INC.

Date: March 9, 2020	By:	/s/ Marvin Slosman
Marvin Slosman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Marvin Slosman	President, Chief Executive Officer and Director	March 9, 2020
Marvin Slosman	(principal executive officer)

/s/ Craig Shore	Chief Financial Officer, Chief Administrative Officer, Secretary and Treasurer	March 9, 2020
Craig Shore	(principal financial and accounting officer)

/s/ Paul Stuka	Chairman of the Board of Directors	March 9, 2020
Paul Stuka

/s/ Michael Berman	Director	March 9, 2020
Michael Berman

/s/ Thomas J. Kester	Director	March 9, 2020
Thomas J. Kester

/s/ Campbell Rogers, M.D.	Director	March 9, 2020
Campbell Rogers, M.D.

INSPIREMD, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2019

F-1

INSPIREMD, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2019

Report of Independent Registered Public Accounting Firm

To the board of directors and shareholders of InspireMD Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of InspireMD Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in equity and cash flows for each of the two years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

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

Change in Accounting Principle

As discussed in Note 2(g) to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

/s/ Kesselman & Kesselman
Tel-Aviv, Israel	Kesselman & Kesselman
March 9, 2020	Certified Public Accountants (lsr.)
A member of PricewaterhouseCoopers LLP

We have served as the Company’s auditor since 2010.

INSPIREMD, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,514	$9,384
Accounts receivable:
Trade, net	823	716
Other	150	104
Prepaid expenses	87	81
Inventory	1,236	1,134
TOTAL CURRENT ASSETS	7,810	11,419

NON-CURRENT ASSETS:
Property, plant and equipment, net	547	421
Operating lease right of use assets	937	-
Fund in respect of employee rights upon retirement	586	448
TOTAL NON-CURRENT ASSETS	2,070	869
TOTAL ASSETS	$9,880	$12,288

	December 31,
	2019	2018
LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	646	929
Other	2,449	1,966
Contract liability	20	25
TOTAL CURRENT LIABILITIES	3,115	2,920

LONG-TERM LIABILITIES:
Operating lease liabilities	653	-
Liability for employee rights upon retirement	729	605

TOTAL LONG-TERM LIABILITIES	1,382	605

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)
TOTAL LIABILITIES	4,497	3,525

EQUITY:

Common stock, par value $0.0001 per share; 150,000,000 shares authorized at December 31, 2019 and 2018; 3,916,134 and 768,615 shares issued and outstanding at December 31, 2019 and 2018, respectively	-	-
Preferred B shares, par value $0.0001 per share; 500,000 shares authorized at December 31, 2019 and 2018; 17,303 shares issued and outstanding at December 31, 2019 and 2018, respectively	-	-
Preferred C shares, par value $0.0001 per share; 1,172,000 shares authorized at December 31, 2019 and 2018; 34,370 and 61,423 shares issued and outstanding at December 31, 2019 and 2018, respectively	-	-
Additional paid-in capital	163,015	156,355
Accumulated deficit	(157,632)	(147,592)
Total equity	5,383	8,763
Total liabilities and equity	$9,880	$12,288

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except per share data)

	Year Ended December 31,
	2019	2018

REVENUES	$3,721	$3,601
COST OF REVENUES	2,965	2,606
GROSS PROFIT	756	995
OPERATING EXPENSES:
Research and development	2,954	1,535
Selling and marketing	2,396	2,241
General and administrative	5,222	4,830
Total operating expenses	10,572	8,606
LOSS FROM OPERATIONS	(9,816)	(7,611)
FINANCIAL EXPENSES, net:
Interest expenses
Other financial expenses (income)	200	(371)
Total financial expenses (income)	200	(371)
LOSS BEFORE TAX EXPENSES	(10,016)	(7,240)
TAX EXPENSES	24	-
NET LOSS	$(10,040)	$(7,240)
NET LOSS PER SHARE - basic and diluted	(4.80)	(16.67)
WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES USED IN COMPUTING NET LOSS PER SHARE - basic and diluted	2,089,964	461,539

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. dollars in thousands, except share data)

	Common stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Preferred Stock		Additional paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity

BALANCE AT JANUARY 1, 2018	30,106	*	27,075	*	741,651	*	750	*	$143,079	$(140,352)	$2,727
Net loss										$(7,240)	$(7,240)
Issuance of common shares, warrants, Pre-funded warrants and exercise of pre-funded warrants, net of $2,206 issuance costs	711,777	*							15,827		15,827
Redemption of Series D Preferred Stock							(750)	*	(750)		(750)
Conversion of Series B Convertible Preferred Stock to common shares	1,613	*	(9,772)	*					274		274
Classification of Series C Convertible Preferred Stock					(353,792)	*			(3,200)		(3,200)
Conversion of Series C Convertible Preferred Stock to common shares	22,896	*			(326,436)	*			936		936
Exercise of Unit Purchase Option	2,229	*							557		557
Accretion of redeemable preferred shares									(438)		(438)
Share-based compensation related to restricted stock and stock options award, net of forfeitures of 6 shares	(6)	*							70		70
BALANCE AT December 31, 2018	768,615	-	17,303	*	61,423	*	-	*	$156,355	$(147,592)	$8,763

* Represents an amount less than $1 thousand

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. dollars in thousands, except share data)

	Common stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Additional paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity

BALANCE AT December 31, 2018	768,615	*	17,303	*	61,423	*	$156,355	$(147,592)	$8,763
Net loss								(10,040)	(10,040)
Issuance of common shares, warrants, pre-funded warrants and exercise of pre-funded warrants, net of $1,177 issuance costs	3,039,161	*					6,335		6,335
Conversion of Series C Convertible Preferred Stock to common shares	38,614	*			(27,053)	*		*	-
Share-based compensation related to restricted stock , restricted stock units and stock options award, net of forfeitures of 838 shares	69,744	*					325		325
BALANCE AT December 31, 2019	3,916,134	*	17,303	*	34,370	*	$163,015	$(157,632)	$5,383

* Represents an amount less than $1

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Year ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,040)	$(7,240)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	158	152
Change in liability for employees rights upon retirement	124	(19)
Non cash financial expense (income)	8	(392)
Net change in operating lease assets and liabilities	78
Share-based compensation expenses	325	70
Loss (gains) on amounts funded in respect of employee rights upon retirement, net	(35)	5
Changes in operating asset and liability items:
Increase in prepaid expenses	(6)	(19)
Increase in trade receivables	(107)	(73)
Decrease (increase) in other receivables	(46)	90
Increase in inventory	(102)	(601)
(Decrease) increase in trade payables	(283)	584
(Decrease) increase in other payables and contract liability	116	(163)
Net cash used in operating activities	(9,810)	(7,606)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(284)	(67)
Amounts funded (withdrawn) in respect of employee rights upon retirement, net	(103)	23
Net cash used in investing activities	(387)	(44)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares and warrants and exercise of Pre-Funded Warrants and unit purchase option, net of $1,177 and $2,206 issuance costs, respectively	6,335	16,384
Redemption of series C and D preferred stock		(3,014)
Net cash provided by financing activities	6,335	13,370
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(8)	(46)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,870)	5,674
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	9,384	3,710
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF YEAR	$5,514	$9,384
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes	$-	$-
Interest paid	$-	$-
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
Classification of Redemption Obligation of Preferred Shares to Mezzanine and Embedded Derivative, see Note 8a	$-	164
Acquisition of right-of-use assets by means of lease liabilities	67	-

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

The Company has an accumulated deficit as of December 31, 2019, as well as a history of net losses and negative operating cash flows in recent years. The Company expects to continue incurring losses and negative cash flows from operations until its products (primarily CGuard™ EPS) reach commercial profitability. As a result of these expected losses and negative cash flows from operations, along with the Company’s current cash position, the Company has sufficient resources to fund operations until the end of May 2020. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. These financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to inventory valuations, classification and fair value of financial instruments, assessing the likelihood of exercise of options to extend the lease term and legal contingencies.

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

Inventories are stated at the lower of cost (cost is determined on a “first-in, first-out” basis) or net realizable value. The Company’s inventories generally have a limited shelf life and are subject to impairment as they approach their expiration dates. The Company regularly evaluates the carrying value of its inventory and when, based on such evaluation, factors indicate that impairment has occurred, the Company impairs the inventories’ carrying value.

g.	Leases

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

Additionally, the Company did not separate lease and non-lease components for all of our leases. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. Instead, we will continue to recognize the lease payments for those leases in profit or loss on a straight-line basis over the lease term.

The new standard had a material effect on the Company’s financial statements. The most significant effects of adoption relate to (1) the recognition of new operating lease ROU assets and operating lease liabilities on its balance sheet for real estate operating leases; and (2) providing significant new disclosures about its leasing activities.

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

The new standard also provides practical expedients for an entity’s ongoing accounting. See Note 7.

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

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

j.	Revenue recognition

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

Revenue from sales of goods, including sales to distributors, is recognized when the customer obtains control of the product, once the Company has a present right to payment and legal title, and risk and rewards of ownership are obtained by the customer. This occurs when products are shipped.

The Company recognizes the incremental costs of obtaining contracts as an expense since the amortization period of the assets that the Company otherwise would have recognized is one year or less. The costs are recorded under selling and marketing expenses. Disaggregated revenue is disclosed in Note 11.

The Company recognizes revenue net of value added tax (VAT).

k.	Research and development costs

Research and development costs are charged to the statement of operations as incurred.

l.	Share-based compensation

The Company has equity incentive plans under which the Company grants equity awards, including stock options, restricted stock and restricted stock units (“RSUs”). Employee equity awards are classified as equity awards and accounted for using the grant-date fair value method. The Company determines compensation expense associated with Restricted Stock and RSUs based on the fair value of our common stock on the date of grant. The fair value of option awards is estimated using the Black-Scholes valuation model and expensed over the requisite service period. The Company elected to account for forfeitures as they occur.

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

Costs related to advertising and promotion of products are charged to sales and marketing expense as incurred. Advertising expenses were approximately $262,000 and $157,000 for the years ended December 31, 2019 and 2018, respectively.

p.	Net loss per share

Basic and diluted net loss per share is computed by dividing the net loss for the period attributable to common stock (after adding the extinguishment and accretion of Series D and Series C Convertible Preferred shares in 2018) by the weighted average number of shares of common stock outstanding during the period, including 151,884 and 21,632 weighted average shares of common stock issuable to holders of Series B Convertible Preferred Stock (since they are convertible based on passage of time) and 72,493 and 15,885 weighted average shares of common stock issuable to holders of unexercised Pre-Funded Warrants for the years ended December 31, 2019 and 2018, respectively.

The calculation of diluted net loss per share excludes potential share issuances of common stock upon the exercise of share options, warrants, restricted stocks, restricted stock units, preferred stock and placement agent unit as their effect is anti-dilutive.

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

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

s.	Issued accounting pronouncements effective in future periods

Financial Instruments - Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses on Financial Instruments. This guidance replaces the current incurred loss impairment methodology. Under the new guidance, on initial recognition and at each reporting period, an entity is required to recognize an allowance that reflects its current estimate of credit losses expected to be incurred over the life of the financial instrument based on historical experience, current conditions and reasonable and supportable forecasts. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates (“ASU 2019-10”). The purpose of this amendment is to create a two tier rollout of major updates, staggering the effective dates between larger public companies and all other entities. This granted certain classes of companies, including Smaller Reporting Companies (“SRCs”), additional time to implement major FASB standards, including ASU 2016-13. Larger public companies will have an effective date for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All other entities are permitted to defer adoption of ASU 2016-13, and its related amendments, until the earlier of fiscal periods beginning after December 15, 2022. Under the current SEC definitions, the Company meets the definition of an SRC as of the ASU 2019-10 issuance date and is adopting the deferral period for ASU 2016-13. The guidance requires a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements, but does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

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

Level 3 liabilities include Derivative Liability related to the Company Series C Convertible Preferred Stock, as described in Note 8. The Company values the Level 3 Derivative Liability using multi-period Binomial model, whose inputs include probability of completing fund raising and the related fund raise amounts, volatility of stock prices, stock prices, term to extinguish the Series C Convertible Preferred shares held by the Series D investor (see defined in Note 8).

In calculating the fair value of Derivative Liability related to the Series C Convertible Preferred Stock, the Company used the following assumptions: stock price of $4.20 for the transaction date, and Volatility of 140.95% -166.60% for the transaction date.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

a.	Composition of assets, grouped by major classifications, is as follows:

	December 31,
	2019	2018
	($ in thousands)
Cost:
Computer equipment	$287	$241
Office furniture and equipment	95	73
Machinery and equipment	1,414	1,262
Leasehold improvements	206	144
	2,002	1,720
Less - accumulated depreciation and amortization	(1,455)	(1,299)
Net carrying amount	$547	$421

b.	Depreciation and amortization expenses totaled approximately $158,000 and $139,000 for the years ended December 31, 2019 and 2018, respectively.

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

The severance pay liability of the Company for the rest of its Israeli employees, which reflects the undiscounted amount of the liability, is based upon the number of years of service and the latest monthly salary. The severance pay liability is partly covered by insurance policies and by regular deposits with recognized severance payment funds. The Company may only withdraw funds previously deposited for savings in connection with the payment of severance. The severance pay expenses were approximately $197,000 and $186,000 for the years ended December 31, 2019 and 2018, respectively.

Defined contribution plan expenses were approximately $294,000 and $244,000 for the years ended December 31, 2019 and 2018, respectively.

The Company expects contribution plan expenses in 2020 to be approximately $297,000.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6 - NET LOSS PER SHARE:

Set forth below is data taken into account in the computation of loss per share:

	December 31,
	2019	2018
	($ in thousands expect share and share data)

Net Loss	$(10,040)	$(7,240)

Adjustments due to extinguishment and accretion of series D and series C preferred shares		(456)
Adjusted Loss	$(10,040)	$(7,696)
Weighted average of Ordinary Shares and Pre-Funded
Warrants outstanding during the period	2,089,964	461,539
Basic and diluted loss per share (dollars)	$(4.80)	$(16.67)

The total number of shares of common stock related to outstanding options, warrants, restricted stock, restricted stock units, Series C Convertible Preferred Stock, Series D Convertible Preferred Stock and placement agent units excluded from the calculations of diluted loss per share were 4,707,230 and 880,913 for the years ended December 31, 2019 and 2018, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENT LIABILITIES

a.	Lease Agreements

1)	The Company’s Israeli subsidiary has a lease agreement for a facility in Israel, which expires on December 31, 2020 with an option to extend the agreement for two additional years until December 31, 2022 under the terms stipulated in the agreement (the Option Period). The Option Period was taken in consideration when calculating the operating lease right of use assets and liabilities since it is reasonably certain that the company will exercise the option.

2)	The Company leases its motor vehicles under operating lease agreements.

3)	Operating lease cost for the year ended December 31, 2019 was comprised of the following:

Twelve months ended December 31
2019
($ in thousands)
Operating lease expense	358
Short-term lease expense	8
Variable lease expense	-
366

Supplemental information related to leases are as follows:

December 31
2019
($ in thousands)
Operating lease right-of-use assets	937
Current Operating lease liabilities	(362)
Non-current operating lease liabilities	(653)

Other information:

Operating cash flows from operating leases (cash paid in thousands)	(366)
Weighted Average Remaining Lease Term	1.33
Weighted Average Discount Rate	9.07%

Maturities of lease liabilities are as follows:

Amount
($ in thousands)
2020	388
2021	389
2022	360
Total lease payments	1,137
Less imputed interest	(122)
Total	1,015

4)	ASC 840 Disclosures

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

NOTE 7 - COMMITMENTS AND CONTINGENT LIABILITIES (continued):

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

In July 2016, a service provider filed a suit seeking damages from the Company’s subsidiary amounting to $1,967,822. The Company’s subsidiary and the plaintiff have entered into a confidential settlement agreement in the amount of $600,000, and on April 24, 2019, the parties filed a stipulation of dismissal, dismissing all claims in this action. On April 25, 2019, the court denied as moot all pending motions. The related increase in provision of $354,000 was recorded to “Research and development expense” within the Consolidated Statements of Operations for the year ended December 31, 2019.

NOTE 8 - EQUITY

a.	Share capital

The Company’s common stock are listed on the NYSE American.

On February 7, 2018, the Company filed with the Secretary of State of Delaware a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a one-for-thirty-five reverse stock split of its common stock, par value $0.0001 per share, effective as of February 7, 2018, which decreased the number of issued and outstanding shares of common stock and restricted stock as of December 31, 2017 from 1.5 million shares to 30 thousand shares (adjusted to 2019 Reverse Split).

On March 27, 2019, the Company filed with the Secretary of State of Delaware a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a one-for-fifty reverse stock split of its common stock, par value $0.0001 per share, effective as of March 29, 2019, which decreased the number of issued and outstanding shares of common stock and restricted stock as of December 31, 2018 from 38.4 million shares to 769 thousand shares.

All related share and per share data have been retroactively applied to the financial statements and their related notes for all periods presented.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8 – EQUITY (continued):

Status of Share Capital as of December 31, 2019

During 2018, the Company made multiple transactions related to the capital structure. Following either redemption or conversion of the company’s preferred stock, as of December 31, 2019, the Company has 17,303 shares of Series B Convertible Preferred Stock outstanding (convertible into 555,138 shares of common stock) out of 442,424 shares originally issued, 34,370 shares of Series C Convertible Preferred Stock outstanding (convertible into 122,204 shares of common stock) out of 1,069,822 shares originally issued and no Series D Convertible Preferred Stock outstanding. The respective certificate of designation for our Series B Convertible Preferred Stock and Series C Convertible Preferred Stock contains a full ratchet anti-dilution price protection to be triggered upon issuance of equity or equity-linked securities at an effective common stock purchase price of less than the conversion price in effect, so the number of shares of common stock issuable upon conversion of the Series B or C Convertible Preferred Stock could increase if another equity financing is completed at a price lower than the current conversion price of $1.80 per share.

Series D Convertible Preferred Stock and amendments to existing preferred stock through December 31, 2017 in connection with the Series D Private Placement

On December 1, 2017, as part of a planned recapitalization, the Company sold shares of Series D Convertible Preferred Stock (“Series D Preferred Stock”) to an institutional investor (“Series D Investor”) in a private placement pursuant to a securities purchase agreement (the “SPA”), dated November 28, 2017, for aggregate gross proceeds of $750,000. The SPA contained a “most favored nation” provision, which provided that, until the Company consummates a “Qualified Offering”, in the event the Company undertakes, or enter into any agreement to undertake, the issuance and sale of common stock and/or common stock equivalents to third party investors for cash (a “Subsequent Financing”), the Series D Investor may elect, in its sole discretion, to exchange all or some of the Series D Preferred Stock then held by such investor for any securities or units issued in such Subsequent Financing on a $1.00 per stated value for $1.00 new subscription amount basis (the “Series D Exchange Right”). The surrender of Series D Preferred Stock was to be in lieu of any cash subscription amount required for the participation in such Subsequent Financing. The Series D Investor also had the option to exchange their Series D Preferred Stock into the securities issued in a Qualified Offering upon consummation of a Qualified Offering on a $1.00 per stated value for $1.00 new subscription amount basis.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8 – EQUITY (continued):

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

NOTE 8 – EQUITY (continued):

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

NOTE 8 – EQUITY (continued):

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

NOTE 8 – EQUITY (continued):

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

On March 1, 2018, the Company closed an underwritten public offering of 20,000 shares (the “March 2018 Offering”) of the Company’s common stock. The offering price to the public of the shares sold at the March 2018 Offering was $150.00 per share. The Company received gross proceeds of $3.0 million from the offering, before deducting underwriter commissions and discounts and other fees and expenses payable by the Company. In connection with the March 2018 Offering, the Company issued to the underwriter warrants to purchase up to 1,200 shares of common stock, or 6% of the number of shares of common stock sold in the March 2018 Offering (the “March Underwriter Warrants”). The March Underwriter Warrants are exercisable at any time and from time to time, in whole or in part, following the date of issuance and ending February 27, 2023, at a price per share equal to $187.50 (125% of the offering price to the public per share).

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

As a result of the March 2018 Offering, the respective conversion price for each of the Series B Convertible Preferred Stock, the Series C Convertible Preferred Stock and the Series D Preferred Stock was reduced to $150.00 per share, and the number of shares of common stock issuable upon conversion of the Series B Convertible Preferred Stock, the Series C Convertible Preferred Stock and the Series D Preferred Stock had increased as follows:

●	an aggregate of 3,807 additional shares of common stock upon conversion of the Series B Convertible Preferred Stock and as payment of the dividends thereunder in common stock, based on 17,303 shares of Series B Convertible Preferred Stock outstanding as of March 1, 2018.
●	an aggregate of 18,082 additional shares of common stock upon conversion of the Series C Convertible Preferred Stock, based on 741,651 shares of Series C Convertible Preferred Stock outstanding as of March 1, 2018.
●	an aggregate of 2,857 additional shares of common stock upon conversion of the Series D Preferred Stock, based on 750 shares of Series D Preferred Stock outstanding as of March 1, 2018.

For accounting purposes, as of the closing of the March 2018 Offering, the Company analyzed whether the change in the conversion price of the Series D Preferred Stock constitutes an extinguishment for accounting purposes, by comparing the fair value of the Series D Preferred Stock immediately before and after such change in terms. Since the fair value increased substantially, i.e by more than 10%, the change in terms was accounted for as an extinguishment. As a result, the difference between the fair value of the Series D Preferred Stock immediately after the change in term (the reduction of the conversion price from $350.00 per share to $150.00 per share, pursuant to the SPA, as amended by February 2018 SPA amendment and the Waiver Agreement) and the carrying amount immediately before such change, in the amount of $49,000, was added to the basic loss per share attributable to the Company’s common stockholders.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8 – EQUITY (continued):

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

On April 2, 2018, the Company closed an underwritten public offering of 57,143 shares (the “April 2018 Offering”) of the Company’s common stock at the offering price to the public of $87.50 per share. The Company received gross proceeds of $5.0 million from the offering, before deducting underwriter discounts and commissions and other fees and expenses payable by the Company.

In connection with the April 2018 Offering, the Company issued to the underwriter warrants to purchase up to 3,429 shares of common stock, or 6% of the number of shares of common stock sold in the April 2018 Offering (the “April Underwriter Warrants”). The April Underwriter Warrants are exercisable at any time and from time to time, in whole or in part, following the date of issuance and ending March 28, 2023, at a price per share equal to $109.38 (125% of the offering price to the public in the April 2018 Offering).

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

As a result of the April 2018 Offering, the conversion price of the outstanding shares of Series D Preferred Stock was reduced to $87.50 pursuant to the Second Waiver Agreement, and the number of shares of common stock issuable upon conversion of the Series D Preferred Stock increased by an aggregate of 1,429 additional shares of common stock, based on 300 shares of Series D Preferred Stock outstanding as of April 2, 2018.

For accounting purposes, as of the closing of the April 2018 Offering, the Company analyzed whether the change in the conversion price of the Series D Preferred Stock constituted an extinguishment for accounting purposes, by comparing the fair value of the Series D Preferred Stock immediately before and after such change in terms. Since the fair value increased substantially, i.e by more than 10%, the change in terms was accounted for as an extinguishment. As a result, the difference between the fair value of the Series D Preferred Stock immediately after the change in term (the further reduction of the conversion price from $150.00 per share to $87.50 per share, pursuant to the SPA, as amended by February 2018 SPA amendment, the Waiver Agreement and the Second Waiver Agreement) and the carrying amount immediately before such change, in the amount of $32,000, was subtracted from the basic loss per share attributable to the Company’s common stockholders.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8 – EQUITY (continued):

As of March 28, 2018, the date of the underwriting agreement for the April 2018 Offering, the respective conversion price of the outstanding shares of Series B Convertible Preferred Stock and Series C Convertible Preferred Stock was reduced to $87.50 pursuant to the anti-dilution adjustment provisions of the Series B Convertible Preferred Stock and of the Series C Convertible Preferred Stock, and the number of shares of common stock issuable upon conversion of the Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock had increased as follows:

●	an aggregate of 4,759 additional shares of common stock upon conversion of the Series B Convertible Preferred Stock and as payment of the dividends thereunder in common stock, based on 17,303 shares of Series B Convertible Preferred Stock outstanding as of March 28, 2018.
●	an aggregate of 13,766 additional shares of common stock upon conversion of the Series C Convertible Preferred Stock, based on 451,695 shares of Series C Convertible Preferred Stock outstanding as of March 28, 2018.

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

On June 29, 2018, the Company entered into an underwriting agreement relating to an underwritten public offering (the “July 2018 Offering”) of (i) 217,029 common units (“Common Units”), with each Common Unit being comprised of one share of the Company’s common stock and one Series D warrant (collectively, the “Series D Warrants”) to purchase one share of common stock and (ii) 449,640 pre-funded units (“Pre-Funded Units”), with each Pre-Funded Unit being comprised of one pre-funded warrant (collectively, the “Pre-Funded Warrants”) to purchase one share of common stock and one Series D Warrant, which closed on July 3, 2018. The offering price to the public was $15.00 per Common Unit and $14.50 per Pre-Funded Unit. The Company also granted the Underwriter a 30-day option to purchase up to an additional 100,000 shares of common stock at a purchase price of $14.50 per share and/or up to 100,000 additional Series D Warrants to purchase 100,000 shares of common stock at a purchase price of $0.50 per Series D Warrant, less the underwriting discounts and commissions of $1.015 per share and $0.035 per Series D Warrant. The Underwriter exercised its option to purchase an additional 100,000 Series D Warrants to purchase 100,000 shares of common stock.

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

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8 – EQUITY (continued):

The Series D Warrants included in the Common Units and the Pre-Funded Units are immediately exercisable at a price of $15.00 per share of common stock, subject to adjustment in certain circumstances, and expire five years from the date of issuance.

Each Pre-Funded Warrant contained in a Pre-Funded Unit is exercisable for 0.02 share of our common stock at an exercise price of $0.01 per share. The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full.

Pursuant to the full ratchet anti-dilution adjustment provisions in the respective certificate of designation for the Company’s Series B Convertible Preferred Stock and Series C Convertible Preferred Stock, the conversion price of the outstanding shares of the Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock was reduced to $15.00 per share, effective as of the date of the underwriting agreement entered for the July 2018 Offering, and the number of shares of common stock issuable upon conversion of the Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock had increased as follows:

●	an aggregate of 55,197 additional shares of common stock upon conversion of the Series B Convertible Preferred Stock and as payment of the dividends thereunder in common stock, based on 17,303 shares of Series B Convertible Preferred Stock outstanding as of June 29, 2018.
●	an aggregate of 133,929 additional shares of common stock upon conversion of the Series C Convertible Preferred Stock, based on 378,840 shares of Series C Convertible Preferred Stock outstanding as of June 29, 2018.

On July 2, 2018, the Company filed with the office of the Secretary of State of the State of Delaware a Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock which removed the provision providing for an automatic exchange of all outstanding shares of Series B Convertible Preferred Stock into securities issued in a Qualified Offering on a $1.00 per stated value for $1.00 new subscription amount basis upon a Qualified Offering.

The Company received gross proceeds of $9.8 million from the July 2018 Offering, before deducting underwriter discounts and commissions and other fees and expenses payable by the Company.

For the purpose of calculating basic net loss per share, the additional shares of common stock that are issuable upon exercise of the Pre-funded Warrants have been included since the shares are issuable for a negligible consideration, as determined by the Company according to ASC 260-10-45-13, and have no vesting or other contingencies associated with them.

Pursuant to the underwriting agreement relating to the July 2018 Offering, the Company, upon closing of the July 2018 Offering, issued to the underwriter warrants to purchase up to 40,000 shares of common stock, or 6% of the aggregate number of shares of common stock sold in the July 2018 Offering (including the number of shares of common stock issuable upon exercise of the Pre-Funded Warrants sold in the July 2018 Offering). The underwriter warrants are exercisable at any time and from time to time, in whole or in part, following the date of issuance and ending July 3, 2023, at a price per share equal to $18.75 (125% of the offering price to the public per Common Unit).

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

NOTE 8 – EQUITY (continued):

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

In connection with the offering, the Company issued to the underwriter warrants to purchase up to 34,955 shares of common stock, or 7% of the shares sold in the offering, including the shares issued pursuant to the over-allotment option (the “April 2019 Underwriter Warrants”). The April 2019 Underwriter Warrants are exercisable at any time and from time to time, in whole or in part, following the date of issuance and ending on April 4, 2024, at an exercise price of $6.25 per share (125% of the offering price to the public per share).

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

On September 19, 2019, the Company entered into an underwriting agreement relating to an underwritten public offering (the “September 2019 Offering”) of (i) 539,000 common units (“2019 Common Units”), with each 2019 Common Unit being comprised of one share of the Company’s common stock and one Series E warrant (collectively, the “Series E Warrants”) to purchase one share of common stock and (ii) 2,238,777 pre-funded units (“2019 Pre-Funded Units”), with each 2019 Pre-Funded Unit being comprised of one pre-funded warrant (collectively, the “2019 Pre-Funded Warrants”) to purchase one share of common stock and one Series E Warrant, which closed on September 24, 2019. The offering price to the public was $1.80 per 2019 Common Unit and $1.79 per 2019 Pre-Funded Unit. In connection with this public offering, on September 24, 2019, the underwriter partially exercised its over-allotment option and purchased an additional Series E Warrants to purchase 194,444 shares of common stock at a purchase price of $0.01 per Series E Warrant.

The Series E Warrants included in the 2019 Common Units and the 2019 Pre-Funded Units are immediately exercisable at a price of $1.80 per share of common stock, subject to adjustment in certain circumstances, and expire five years from the date of issuance.

Each 2019 Pre-Funded Warrant contained in a 2019 Pre-Funded Unit is exercisable for one share of our common stock at an exercise price of $0.01 per share. The 2019 Pre-Funded Warrants are immediately exercisable and may be exercised at any time until all of the 2019 Pre-Funded Warrants are exercised in full.

In connection with the offering, the Company issued to the underwriter warrants to purchase up to 194,444 shares of common stock, or 7% of the shares sold in the offering, including the number of shares of common stock issuable upon exercise of the 2019 Pre-Funded Warrants sold in the offering (the “September 2019 Underwriter Warrants”). The September 2019 Underwriter Warrants are exercisable at any time and from time to time, in whole or in part, following the date of issuance and ending on September 19, 2024, at an exercise price of $2.25 per share (125% of the offering price to the public per 2019 Common Unit).

Pursuant to the full ratchet anti-dilution adjustment provisions in the respective certificate of designation for the Company’s Series B Convertible Preferred Stock and Series C Preferred Stock, the conversion price of the outstanding shares of the Series B Convertible Preferred Stock and the Series C Preferred Stock was reduced to $1.80 per share, effective as of the date of the underwriting agreement entered for the September 2019 Offering, and the number of shares of common stock issuable upon conversion of the Series B Preferred Stock and the Series C Preferred Stock had increased as follows:

●	an aggregate of 355,288 additional shares of common stock upon conversion of the Series B Preferred Stock and as payment of the dividends thereunder in common stock, based on 17,303 shares of Series B Preferred Stock outstanding as of September 19, 2019.
●	an aggregate of 84,253 additional shares of common stock upon conversion of the Series C Preferred Stock, based on 37,025 shares of Series C Preferred Stock outstanding as of September 19, 2019.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8 – EQUITY (continued):

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

During the year ended December 31, 2019, the Company issued a total of 2,000,811 shares of its common stock in connection with the exercise of an aggregate of 2,000,811 Pre-Funded Warrants and 2019 Pre-Funded Warrants. The Company received aggregate cash proceeds equal to approximately $35,705 in connection with such exercises. As of December 31, 2019, the outstanding Pre-Funded Warrants are exercisable into 270,000 shares of common stock.

During the year ended December 31, 2018, the Company issued a total of 417,606 shares of its common stock in connection with the exercise of 20,880,250 Pre-Funded Warrants. The Company received aggregate cash proceeds equal to approximately $208,803 in connection with such exercises. As of December 31, 2018, the outstanding Pre-Funded Warrants were exercisable into 32,034 shares of common stock.

As of December 31, 2019, the Number of Preferred shares the amount each class is convertible into is below:

	Number of Preferred Stock	Number of underlying Common stock
Series B Convertible Preferred Stock	17,303	555,138	*
Series C Convertible Preferred Stock	34,370	122,204
Total		677,342

* Including the shares of common stock the holders of Series B Convertible Preferred Stock are entitled to receive as cumulative dividends at the rate per share of 15% per annum of the stated value for five years, payable in cash or common stock, at the Company’s discretion, but excluding effect of future conversion price adjustment, if any.

As of December 31, 2019, the Company has outstanding warrants to purchase an aggregate of 4,016,817 shares of common stock as follows:

	Number of underlying Common stock	Weighted average exercise price
Series A Warrants	1,102	$8,750.00
Series B Warrants	2,448	$3,500.00
Series D Warrants	806,698	$15.19
Series E Warrants	2,972,221	$1.80
April 2019 Underwriter Warrants	34,955	$6.25
September 2019 Underwriter Warrants	194,444	$2.25
Other warrants	4,949	$11,258.00

Total Warrants	4,016,817	$22.95

As of December 31, 2019, the Company has 155,000,000 authorized shares of capital stock, par value $0.0001 per share, of which 150,000,000 are shares of common stock and 5,000,000 are shares of “blank check” preferred stock.

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

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8 – EQUITY (continued):

b.	Share-Based Compensation

1)	Pursuant to the current Section 102 of the Israeli Tax Ordinance, which came into effect on January 1, 2003, options may be granted through a trustee (i.e., Approved 102 Options) or not through a trustee (i.e., Unapproved 102 Options). As a result of an election made by the Company under Section 102 of the Income Tax Ordinance, the Company will not be allowed to claim as an expense for tax purposes in Israel the amounts credited to the employee as capital gains to the grantees, although it will generally be entitled to do so in respect of the salary income component (if any) of such awards when the related tax is paid by the employee.

2)	During the years ended December 31, 2019 and 2018, the Company did not grant any stock options to the CEO, employees and directors.

3)	During the year ended December 31, 2019 and 2018, the Company granted to the then CEO, employees and directors 70,582 and 0 restricted stock, respectively. The fair value of these restricted stock granted in the year ended December 31, 2019 was approximately $668,000. The 70,582 restricted stock granted during the year ended December 31, 2019 are subject to a three-year vesting period, with one-third of such awards vesting each year.

4)	On December 16, 2019, the Company granted to the then CEO, in connection with his separation agreement, an equity award of 165,000 restricted stock units, all of which were fully vested upon grant. The fair value of these restricted stock units was approximately $141,900.

5)	The following table summarizes information about stock options granted to employees:

	Year ended December 31
	2019		2018
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Outstanding - beginning of period	164	$184,656	220	$247,835
Granted	-
Forfeited	(4)	4,423	(56)	432,861
Exercised	-	-
Outstanding -end of period	160	$189,162	164	$184,656
Exercisable at the end of the period	160	$189,162	139	$216,819

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8 – EQUITY (continued):

6)	The following table summarizes information about stock options granted to non-employees:

	Year ended December 31
	2019		2018
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Outstanding - beginning of period	20	$1,693,174	24	$1,542,073
Granted	-	-	-	-
Forfeited	(4)	1,617,338	(4)	786,556
Exercised	-	-	-	-
Outstanding - end of period	16	1,711,975	20	$1,693,174
Exercisable at the end of the period	16	1,711,975	18	$1,689,533

7)	The following table summarizes information about restricted stock granted to employees:

	Year ended December 31
	2019	2018
	Number of restricted stock
Outstanding - beginning of period	19	48
Reverse Split Adjustments	(127)	0
Granted	70,582	0
Forfeited	(838)	(8)
Vested	(5)	(21)
Outstanding - end of period	69,631	19

●	The table above does not include the Restricted Stock Unit granted by the Company to the then CEO, in connection with his separation agreement. See Note 8b(4).

8)	The following table provides additional information about all options outstanding and exercisable:

	Outstanding as of December 31, 2019
Exercise price	Options outstanding	Weighted average remaining contractual life (years)	Options exercisable
$0	2	2.40	2
$175 and above	174	5.89	174
	176	5.85	176

The weighted average of the remaining contractual life of total vested and exercisable options as of December 31, 2019 was 5.85 years.

The aggregate intrinsic value of the total exercisable warrants and options as of December 31, 2019 was approximately $2.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8 – EQUITY (continued):

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

9)	As of December 31, 2019, the total unrecognized compensation cost on employee and non-employee stock options and restricted stock, related to unvested stock-based compensation, amounted to approximately $126 thousand. This cost is expected to be recognized over a weighted-average period of approximately 0.91 years. This expected cost does not include the impact of any future stock-based compensation awards.

10)	The following table summarizes the allocation of total share-based compensation expense in the consolidated statements of operations:

	Year ended December 31
	2019	2018
	($ in thousands)
Cost of revenues	$14	$4
Research and development	10	-
Sales and marketing	29	6
General and administrative	272	60
	$325	$70

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9 - TAXES ON INCOME:

a.	Tax laws applicable to the Company and its subsidiaries

Taxation in the United States

InspireMD, Inc. is taxed under U.S. tax laws. Accordingly, the applicable federal corporate tax rate in 2019 is 21%. State tax may also apply.

Taxation in Israel

The corporate tax rate was 23% in 2019 and will be 23% thereafter.

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

NOTE 9 - TAXES ON INCOME (continued):

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

As of December 31, 2019, the Company had a net carry forward tax loss of approximately $43 million, of which approximately $36 million (arising before January 1, 2018), expires until 2037, and approximately $7 million, which does not expire, but is limited to offset 80% of the net income in the year it is utilized.

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

As of December 31, 2019, InspireMD Ltd., an Israeli subsidiary, had a net carry forward tax loss of approximately $82 million. Under Israeli tax laws, the carry forward tax losses can be utilized indefinitely.

d.	Loss before income taxes

The components of loss before income taxes are as follows:

	Year ended December 31
	2019	2018
	($ in thousands)
Loss before taxes on income:
InspireMD, Inc.	$(3,687)	$(2,884)
Subsidiaries	(6,329)	(4,356)
	$(10,016)	$(7,240)

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9 - TAXES ON INCOME (continued):

e.	Current taxes on income

The main reconciling items between the statutory tax rate of the Company and the effective tax rate are the change in subsidiary tax rates and the change in valuation allowance in respect of tax benefits from carried forward tax losses due to uncertainty of the realization of such tax benefits and changes in tax rates following the 2017 Act.

The changes in the valuation allowance for the year ended December 31, 2019 and 2018 were as follows:

	Year ended December 31
	2019	2018
	($ in thousands)
Balance at the beginning of the year	$27,640	$27,240
Changes during the year:
Losses during the year (including foreign exchange rate effect)	3,541	400
Balance at the end of the year	$31,181	$27,640

f.	Accounting for Uncertain Tax position

Following is a reconciliation of the total amounts of the Company’s uncertain tax positions during the year ended December 31, 2019:

	Year ended December 31,
	2019	2018
	($ in thousands)
Balance at beginning of period	$28	$28
Increase in uncertain tax positions because of tax positions taken during the year	16	-
Balance at end of period	$44	$28

A summary of open tax years by major jurisdiction is presented below:

Jurisdiction	Years
U.S.	2016-2019
Israel	2015-2019
Germany	2016-2019
United Kingdom	2014-2015

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9 - TAXES ON INCOME (continued):

g.	Deferred income tax:

	December 31,
	2019	2018
	($ in thousands)

Long-term:
Allowance for doubtful accounts	-	3
Allowance for bonus	57	-
Provision for vacation and recreation pay	35	38
R&D expenses	589	339
Operating lease right of use assets	(215)	-
Operating lease liabilities	233	-
Share-based compensation	2,596	2,581
Carry forward tax losses	27,854	24,643
Accrued severance pay, net	32	36
	31,181	27,640
Less-valuation allowance	(31,181)	(27,640)
	-	-

NOTE 10 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION:

Balance sheets:

a.	Accounts receivable:

The changes in “Allowance for doubtful accounts” during the years ended December 31, 2019 and 2018 are as follows:

	Year ended December 31,
	2019	2018
	($ in thousands)
Balance at beginning of period	$72	$72
Additions during the period	-	-
Bad debt written-off during the period	(72)	-
Exchange rate differences	-	-
Balance at end of period	$-	$72

b.	Inventory:

	December 31,
	2019	2018
	($ in thousands)
Finished goods	$173	$284
Work in process	81	111
Raw materials and supplies	982	739
	$1,236	$1,134

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION (continued):

c.	Accounts payable and accruals-other:

	December 31,
	2019	2018
	($ in thousands)
Employees and employee institutions	$1,238	$828
Accrued vacation and recreation pay	188	171
Accrued expenses	604	903
Provision for sales commissions	-	37
Current Operating lease liabilities	362	-
Other	57	27
	$2,449	$1,966

NOTE 11 – DISAGGREGATED REVENUE AND ENTITY WIDE DISCLOSURES:

Revenues are attributed to geographic areas based on the location of the customers. The following is a summary of revenues:

	Year ended December 31,
	2019	2018
	($ in thousands)
Germany	$727	$855
Italy	686	632
Poland	370	219
Russia	272	351
Other	1,666	1,544
	$3,721	$3,601

By product:

	Year ended December 31,
	2019	2018
	($ in thousands)
CGuard™ EPS	$3,265	$2,970
MGuard Prime™ EPS	456	631
	$3,721	$3,601

By principal customers:

	Year ended December 31,
	2019	2018
Customer A	18%	22%
Customer B	10%	10%
Customer C	10%	6%
Customer D	7%	10%

All tangible long lived assets are located in Israel.

NOTE 12 - SUBSEQUENT EVENTS:

On December 9, 2019, the Company entered into an Employment Agreement with a new chief executive officer and president. The term of the new chief executive officer’s employment commenced on January 1, 2020. Pursuant to his employment agreement, the Company granted 182,381 restricted stock units and stock options to purchase 60,794 shares of common stock at $1.10 per share.

