Form 10-Q
period 2020-06-30
InspireMD, Inc.
filed 2020-08-05
CIK 1433607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

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

The number of shares of the registrant’s common stock, $0.0001 par value, outstanding as of August 4, 2020: 33,357,661

2

INSPIREMD, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE QUARTER ENDED JUNE 30, 2020

INSPIREMD, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in thousands)

	June 30	December 31
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,861	$5,514
Accounts receivable:
Trade, net	416	823
Other	152	150
Prepaid expenses	40	87
Inventory	1,402	1,236
TOTAL CURRENT ASSETS	15,871	7,810

NON-CURRENT ASSETS:
Property, plant and equipment, net	459	547
Operating lease right of use assets	790	937
Fund in respect of employee rights upon retirement	620	586
TOTAL NON-CURRENT ASSETS	1,869	2,070
TOTAL ASSETS	$17,740	$9,880

INSPIREMD, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands other than share and per share data)

	June 30	December 31
	2020	2019
LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	458	646
Other	2,774	2,449
Contract liability	17	20
TOTAL CURRENT LIABILITIES	3,249	3,115

LONG-TERM LIABILITIES-
Operating lease liabilities	476	653
Liability for employees rights upon retirement	801	729

TOTAL LONG-TERM LIABILITIES	1,277	1,382

COMMITMENTS AND CONTINGENT LIABILITIES (Note 8)
TOTAL LIABILITIES	4,526	4,497

EQUITY:

Common stock, par value $0.0001 per share; 150,000,000 shares authorized at June 30, 2020 and December 31, 2019; 33,358,994 and 3,916,134 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	3	-
Preferred B shares, par value $0.0001 per share; 500,000 shares authorized at June 30, 2020 and December 31, 2019; 17,303 shares issued and outstanding at June 30, 2020 and December 31, 2019.	-	-
Preferred C shares, par value $0.0001 per share; 1,172,000 shares authorized at June 30, 2020 and December 31, 2019; 2,343 and 34,370 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	-	-
Additional paid-in capital	175,301	163,015
Accumulated deficit	(162,090)	(157,632)
Total equity	13,214	5,383
Total liabilities and equity	$17,740	$9,880

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(U.S. dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

REVENUES	$313	$1,354	$1,347	$1,769
COST OF REVENUES	433	912	1,172	1,400
GROSS PROFIT (LOSS)	(120)	442	175	369
OPERATING EXPENSES:
Research and development	444	865	967	1,990
Selling and marketing	377	620	1,001	1,254
General and administrative	1,505	1,140	2,674	2,438
Total operating expenses	2,326	2,625	4,642	5,682
LOSS FROM OPERATIONS	(2,446)	(2,183)	(4,467)	(5,313)
FINANCIAL INCOME (EXPENSES), net:	(34)	(23)	9	(100)
LOSS BEFORE TAX EXPENSES	(2,480)	(2,206)	(4,458)	(5,413)
TAX EXPENSES	-	-	-	-
NET LOSS	$(2,480)	$(2,206)	$(4,458)	$(5,413)
NET LOSS PER SHARE - basic and diluted	$(0.20)	$(1.59)	$(0.52)	$(4.86)
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING NET LOSS PER SHARE - basic and diluted	12,681,757	1,383,238	8,652,396	1,112,888

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(U.S. dollars in thousands, except share data)

	Common stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Additional paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
BALANCE AT January 1, 2019	768,615	*	17,303	*	61,423	*	$156,355	$(147,592)	$8,763
Net loss								(5,413)	(5,413)
Exercise of pre-funded warrants	32,034	*					16		16
Issuance of common shares, net of $467 issuance costs	499,350	*					2,030		2,030
Conversion of Series C Convertible Preferred Stock to common shares	27,248				(22,617)	*
Share-based compensation related to restricted stock and stock options award, net of forfeitures of 695 shares	69,886	*					178		178
BALANCE AT June 30, 2019	1,397,133	*	17,303	*	38,806	*	$158,579	$(153,005)	$5,574

* Represents an amount less than $1 thousand

The accompanying notes are an integral part of the consolidated financial statements.

	Common stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Additional paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity

BALANCE AT April 1, 2019	871,872	*	17,303	*	59,423	*	$156,439	$(150,799)	$5,640
Net loss								(2,206)	(2,206)
Issuance of common shares, net of $467 issuance costs	499,350	*					2,030		2,030
Conversion of Series C Convertible Preferred Stock to common shares	26,394				(20,617)	*
Share-based compensation related to restricted stock and stock options award, net of forfeitures of 483 shares	(483)	*					110		110
BALANCE AT June 30, 2019	1,397,133	*	17,303	*	38,806	*	$158,579	$(153,005)	$5,574

	Common stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Additional paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity

BALANCE AT January 1, 2020	3,916,134	*	17,303	*	34,370	*	$163,015	$(157,632)	$5,383
Net loss								(4,458)	(4,458)
Exercise of pre-funded warrants	14,856,400	2					16		18

Settlement of restricted stock units in shares of common stock	165,000	*
Issuance of common shares, net of $835 issuance costs	10,969,100	1					10,650		10,651
Exercise of Warrants F	2,866,600	*					1,418		1,418
Exercise of Unit Purchase Option	253,587	*					82		82
Conversion of Series C Convertible Preferred Stock to common shares	372,173	*			(32,027)	*
Share-based compensation related to restricted stock, restricted stock units and stock options award, net of forfeitures of 40,000 shares	(40,000)	*					120		120
BALANCE AT June 30, 2020	33,358,994	3	17,303	*	2,343	*	$175,301	$(162,090)	$13,214

* Represents an amount less than $1 thousand

	Common stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Additional paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity

BALANCE AT April 1, 2020	4,338,910	*	17,303	*	26,558	*	$163,087	$(159,610)	$3,477
Net loss								(2,480)	(2,480)
Exercise of pre-funded warrants	14,586,400	2					12		14
Issuance of common shares, net of $835 issuance costs	10,969,100	1					10,650		10,651
Exercise of Warrants F	2,866,600	*					1,418		1,418
Exercise of Unit Purchase Option to common shares	253,587	*					82		82
Conversion of Series C Convertible Preferred Stock to common shares	344,397	*			(24,215)

Share-based compensation related to restricted stock and stock options award		-					52		52
BALANCE AT June 30, 2020	33,358,994	3	17,303	*	2,343	*	$175,301	$(162,090)	$13,214

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. dollars in thousands)

	Six months ended June 30
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,458)	$(5,413)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	88	73
Change in liability for employees rights upon retirement	72	65
Financial income and interest paid	19	1
Lease liability	(18)	53
Share-based compensation expenses	120	178
Changes in operating asset and liability items:
Decrease in prepaid expenses	47	37
Decrease (Increase) in trade receivables	407	(145)
Increase in other receivables	(2)	(172)
Increase in inventory	(166)	(84)
Decrease in trade payables	(188)	(311)
(Decrease) increase in other payables and contract liability	242	(664)
Net cash used in operating activities	(3,837)	(6,382)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	(165)
Amounts (withdrawn) in respect of employee rights upon retirement, net	(34)	(59)
Net cash used in investing activities	(34)	(224)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares and warrants and exercise of Pre-Funded Warrants and unit purchase option, net of $767 and $467 issuance costs, respectively	12,237	2,046
Net cash provided by financing activities	12,237	2,046
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(19)	(1)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,347	(4,561)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	5,514	9,384
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$13,861	$4,823
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
Issuance Costs	$68	467

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

The Company has an accumulated deficit as of June 30, 2020, as well as a history of net losses and negative operating cash flows in recent years. The Company expects to continue incurring losses and negative cash flows from operations until its products (primarily CGuard™ EPS) reach commercial profitability. As a result of these expected losses and negative cash flows from operations, along with the Company’s current cash position, the Company has sufficient resources to fund operations through the third quarter of 2021. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. These financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

During the six months ended June 30, 2020, in an effort to contain and mitigate the spread of a strain of coronavirus, COVID-19, many countries have imposed unprecedented restrictions on travel, quarantines and other public health safety measures. Procedures with CGuard EPS, which are generally scheduled or non-emergency procedures, have mostly been postponed as hospitals shift resources to patients affected by COVID-19. According to our knowledge, most European countries in which we operate are slowly reinstating elective procedures, but we do not know when the hospitals will resume to normal pre-pandemic levels with such procedures. At this point, the extent to which COVID-19 may impact our business cannot be estimated; however, we anticipate that the continuation of the pandemic and related restrictions and safety measures would likely result in a continued decline in sales of our products for the upcoming periods.

In response to the significant market volatility and uncertainties relating to COVID-19, the fees and salaries of the Company’s board of directors, management and most of its employees were reduced in order to alleviate corporate operating expenses. Following the closing of an underwritten public offering in June 2020, which provided $10.7 million of net proceeds to the Company, the Company reinstated the fees and salaries of its board of directors, management and employees. As a result of the reduction of those fees and salaries during the second quarter of 2020, the Company’s operating expenses were reduced by approximately $235,000 in the second quarter of 2020.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, the financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position and results of operations of the Company. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2019, as found in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 10, 2020. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of results that could be expected for the entire fiscal year.

NOTE 3 - EQUITY:

a.

During the six months ended June 30, 2020, the Company issued a total of 270,000 shares of its common stock in connection with the exercise of 270,000 Pre-Funded Warrants issued in September 2019. As of June 30, 2020, there are no outstanding Pre-Funded Warrants issued in September 2019.

b.

On June 5, 2020, the Company closed an underwritten public offering of (i) 7,635,800 units (“Units”), with each Unit being comprised of one share of the Company’s common stock, par value $0.0001 per share, and one Series F warrant (a “Series F Warrant”) to purchase one share of common stock, and (ii) 14,586,400 pre-funded units (the “Pre-Funded Units”), with each Pre-Funded Unit being comprised of one pre-funded warrant (a “Pre-Funded Warrant”) to purchase one share of common stock and one Series F Warrant. In connection with this public offering, the underwriter exercised its over-allotment option in full and purchased an additional 3,333,300 shares of common stock and 3,333,300 Series F Warrants. The offering price to the public was $0.45 per Unit and $0.449 per Pre-Funded Unit. The net proceeds to the Company from the offering and the exercise of the underwriter’s over-allotment option were approximately $10.7 million, after deducting underwriting discounts and commissions and payment of other estimated expenses associated with the offering, but excluding the proceeds, if any, from the exercise of Series F Warrants and the Pre-Funded Warrants sold in the offering.

The Series F Warrants included in the Common Units and the Pre-Funded Units are immediately exercisable at a price of $0.495 per share of common stock, subject to adjustment in certain circumstances, and expire June 2, 2025. The shares of common stock, or Pre-Funded Warrants in the case of the Pre-Funded Units, and the Series F Warrants were offered together, but the securities contained in the Common Units and the Pre-Funded Units were issued separately. During the six months ended June 30, 2020, 2,866,600 Series F Warrants were converted into 2,866,600 shares of common stock. The net proceeds to the Company from exercise of the Series F Warrants were approximately $1.4 million.

During the six months ended June 30, 2020, the Company issued a total of 14,586,400 shares of common stock in connection with the exercise of all outstanding Pre-Funded Warrants issued in June 2020.

Pursuant to the full ratchet anti-dilution adjustment provisions in the respective certificate of designation for the Company’s Series B Convertible Preferred Stock and Series C Preferred Stock, the conversion price of the outstanding shares of the Series B Convertible Preferred Stock and the Series C Preferred Stock was reduced to $0.45 per share, effective as of the date of the underwriting agreement entered for the June 2020 Offering, and the number of shares of common stock issuable upon conversion of the Series B Preferred Stock and the Series C Preferred Stock had increased as follows:

● An aggregate of 1,665,414 additional shares of common stock upon conversion of the Series B Preferred Stock and as payment of the dividends thereunder in common stock, based on 17,303 shares of Series B Preferred Stock outstanding as of June 2, 2020.

● An aggregate of 283,285 additional shares of common stock upon conversion of the Series C Preferred Stock, based on 26,558 shares of Series C Preferred Stock outstanding as of June 2, 2020.

For the purpose of calculating basic net loss per share, the additional shares of common stock that are issuable upon exercise of the Pre-funded Warrants have been included since the shares are issuable for a negligible consideration, as determined by the Company according to ASC 260-10-45-13, and have no vesting or other contingencies associated with them. The Company has also concluded that the series F warrants are classified as equity, since the warrants meet all criteria for equity classification.

c.	During the six months ended June 30, 2020, 32,027 shares of Series C Convertible Preferred Stock were converted into 372,173 shares of common stock.
d.

During June 2020, the placement agent from the July 2016 Offering exercised its unit purchase option to purchase 1,976 units and received 1,976 shares of Series B Convertible Preferred Stock and 5 Series A warrants to purchase common stock. The placement agent subsequently converted its Series B Convertible Preferred Stock and received an aggregate of 253,587 shares of common stock. The Company received $81,510 from the placement agent for the exercise of the unit purchase option. As of June 30, 2020, there are no unit purchase options issued in July 2016.

e.	As of June 30, 2020, the number of preferred shares and the amount each class is convertible into is below:

	Number of Preferred Stock	Number of underlying Common stock
Series B Convertible Preferred Stock	17,303	2,220,552	*
Series C Convertible Preferred Stock	2,343	33,322
Total		2,253,874

* Including the shares of common stock the holders of Series B Convertible Preferred Stock are entitled to receive as cumulative dividends at the rate per share of 15% per annum of the stated value for five years, payable in cash or common stock, at the Company’s discretion, but excluding effect of future conversion price adjustment, if any.

As of June 30, 2020, the Company has outstanding warrants to purchase an aggregate of 26,705,502 shares of common stock as follows:

	Number of underlying Common stock	Weighted average exercise price
Series A Warrants	1,107	$8,750.00
Series B Warrants	2,448	$3,500.00
Series D Warrants	806,698	$15.19
Series E Warrants	2,972,221	$1.80
Series F Warrants	22,688,900	$0.50
April 2019 Underwriter Warrants	34,955	$6.25
September 2019 Underwriter Warrants	194,444	$2.25
Other warrants	4,729	$587.33

Total Warrants	26,705,502	$1.89

As of June 30, 2020, the Company had 155,000,000 authorized shares of capital stock, par value $0.0001 per share, of which 150,000,000 are shares of common stock and 5,000,000 are shares of “blank check” preferred stock.

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

The total number of shares of common stock related to outstanding options, warrants, restricted stock, restricted stock units and Series C Preferred Stock excluded from the calculations of diluted loss per share were 27,001,849 for the six and three month period ended June 30, 2020.

The total number of shares of common stock related to outstanding options, warrants, restricted stock, Series C Preferred Stock excluded from the calculations of diluted loss per share were 992,609 for the six and three month period ended June 30, 2019.

NOTE 5 - FAIR VALUE MEASUREMENT:

Fair value of financial instruments

The carrying amounts of financial instruments included in working capital approximate their fair value either because these amounts are presented at fair value or due to the relatively short-term maturities of such instruments.

As of June 30, 2020, and December 31, 2019, allowance for doubtful accounts was $0.

NOTE 6 - INVENTORY:

	June 30,	December 31,
	2020	2019
	($ in thousands)
Finished goods	$234	$173
Work in process	410	81
Raw materials and supplies	758	982
	$1,402	$1,236

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUALS - OTHER:

	June 30,	December 31,
	2020	2019
	($ in thousands)
Employees and employee institutions	811	1,238
Accrued vacation and recreation pay	278	188
Accrued expenses	1,262	604
Current Operating lease liabilities	374	362
Other	49	57
	$2,774	$2,449

NOTE 8 - COMMITMENTS AND CONTINGENT LIABILITIES:

a.	Lease Agreements

1)	The Company’s Israeli subsidiary has a lease agreement for a facility in Israel, which expires on December 31, 2020 with an option to extend the agreement for two additional years until December 31, 2022 under the terms stipulated in the agreement (the Option Period). The Option Period was taken in consideration when calculating the operating lease right of use assets and liabilities since it is reasonably certain that the company will exercise the option.

2)	The Company leases its motor vehicles under operating lease agreements.

b.	Litigation:

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

NOTE 9 - DISAGGREGATED REVENUE AND ENTITY WIDE DISCLOSURES:

Revenues are attributed to geographic areas based on the location of the customers. The following is a summary of revenues:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	($ in thousands)

Italy	$53	$260	$247	$339
Germany	89	196	259	324
Poland	-	187	121	187
Other	171	711	720	919
	$313	$1,354	$1,347	$1,769

By product:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	($ in thousands)

CGuard	$271	$1,116	$1,242	$1,492
MGuard	42	238	105	277
	$313	$1,354	$1,347	$1,769

By principal customers:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Customer A	26%	12%	18%	16%
Customer B	17%	12%	6%	12%
Customer C	-	14%	9%	11%
Customer D	-	7%	12%	7%

All tangible long lived assets are located in Israel.

NOTE 10 – SUBSEQUENT EVENTS

a.	On July 28, 2020, we entered into a settlement agreement and release with the prior underwriter, under which it provided us a final, unconditional release from any further obligations arising out of or related to the engagement agreements, underwriting agreements and placement agency agreements which we had been party to with it and with respect to any services which it had provided to us. We, in turn, provided the prior underwriter a final, unconditional release from any further obligations arising out of or related to the prior agreements and services.

As consideration for the final release provided to us, we will pay to the prior underwriter $400,000 in cash and reduce, to $0.495, the exercise price per share of warrants to purchase 274,029 shares of our common stock that had been issued by us to the prior underwriter in various offerings that took place between March 2018 and September 2019. That reduced exercise price represents the exercise price for the Series F Warrants that we issued in our June 2020 public offering. The warrants that will be repriced had existing exercise prices per share ranging from $187.50 to $2.25 and a weighted average exercise price per share of $7.32. All other terms of those warrants will remain unchanged.

The related increase in provision of $400,000 was recorded to “General and Administrative expense” within the Consolidated Statements of Operations for the three months ended June 30, 2020.

b.	In July 2020, a former senior employee of InspireMD GmbH filed a statement of claim at the Munich Labor Court, seeking confirmation of the court that the notice of termination is not effective. The Company’s management, after considering the views of its legal counsel as well as other factors, is of the opinion that a loss to the Company is neither probable nor in an amount or range of loss that is estimable.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	our history of recurring losses and negative cash flows from operating activities, significant future commitments and the uncertainty regarding the adequacy of our liquidity to pursue our complete business objectives, and substantial doubt regarding our ability to continue as a going concern;

●	our need to raise additional capital to meet our business requirements in the future and such capital raising may be costly or difficult to obtain and could dilute out stockholders’ ownership interests;

●	our ability to regain or maintain compliance with NYSE American listing standards;

●	the impact of the COVID-19 pandemic on our manufacturing, sales, business plan and the global economy;

●	our ability to generate revenues from our products and obtain and maintain regulatory approvals for our products;

●	our ability to adequately protect our intellectual property;

●	our dependence on a single manufacturing facility and our ability to comply with stringent manufacturing quality standards and to increase production as necessary;

●	the risk that the data collected from our current and planned clinical trials may not be sufficient to demonstrate that our technology is an attractive alternative to other procedures and products;

●	market acceptance of our products;

●	negative clinical trial results or lengthy product delays in key markets;

●	an inability to secure and maintain regulatory approvals for the sale of our products;

●	intense competition in our industry, with competitors having substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution and personnel resources than we do;

●	entry of new competitors and products and potential technological obsolescence of our products;

●	inability to carry out research, development and commercialization plans;

●	loss of a key customer or supplier;

●	technical problems with our research and products and potential product liability claims;

●	product malfunctions;

●	price increases for supplies and components;

●	adverse economic conditions;

●	insufficient or inadequate reimbursement by governmental and other third-party payers for our products;

●	our efforts to successfully obtain and maintain intellectual property protection covering our products, which may not be successful;

●	adverse federal, state and local government regulation, in the United States, Europe or Israel and other foreign jurisdictions;

●	the fact that we conduct business in multiple foreign jurisdictions, exposing us to foreign currency exchange rate fluctuations, logistical and communications challenges, burdens and costs of compliance with foreign laws and political and economic instability in each jurisdiction;

●	the escalation of hostilities in Israel, which could impair our ability to manufacture our products; and

●	loss or retirement of key executives and research scientists.

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

Our CGuard™ carotid embolic prevention system (“CGuard EPS”) combines MicroNet and a self-expandable nitinol stent in a single device for use in carotid artery applications. Our CGuard EPS received CE mark approval in the European Union in March 2013 and was fully launched in Europe in September 2015. Subsequently, we launched CGuard EPS in Russia and certain countries in Latin America and Asia, including India. We expect to launch CGuard EPS in Brazil, in the near future after receiving regulatory approval in July 2020, and we are seeking strategic partners for potential launch of CGuard EPS in Japan and China.

In April 2017, we had a pre-investigational device exemption (“IDE”) submission meeting with the U.S. Food and Drug Administration (“FDA”) regarding CGuard EPS where we presented materials, including our draft synopsis for a clinical trial design, which we believed supported a formal IDE submission for the approval of a human clinical trial in the United States. The FDA agreed to our pre-clinical test plan and clinical trial design.  On July 26, 2019, we submitted an IDE application for CGuard EPS. In connection with such application, on August 23, 2019, we received a request for additional information from the FDA in support of our application. In May 2020, we re-submitted the IDE application, as IDE approval by the FDA would be a critical step toward the commencement of a human clinical trial using CGuard EPS in the United States. On June 25, 2020, the FDA granted us conditional approval of this IDE. The conditional approval is contingent upon us addressing concerns raised by the agency, within 45 days of receipt of the approval letter, regarding the stent-embolic protection device (EPD) compatibility performance testing .

Additionally, we intend to continue to invest in current and future potential product and manufacturing enhancements for CGuard EPS that are expected to reduce cost of goods and/or provide the best-in-class performing delivery system. In furtherance of our strategy that focuses on establishing CGuard EPS as a viable alternative to vascular surgery, we are exploring adding a procedural protection device to our portfolio. We cannot give any assurance that we will receive sufficient (or any) proceeds from future financings or the timing of such financings, if ever, for potential product enhancements and manufacturing enhancements. In addition, such additional financings may be costly or difficult to complete. Even if we receive sufficient proceeds from future financings, there is no assurance that we will be able to timely apply for CE mark approval following our receipt of such proceeds. We believe these improvements may allow us to reduce our cost of goods and increase penetration in our existing geographies and better position us for entry into new markets.

We consider the addressable market for our CGuard EPS to be individuals with diagnosed, symptomatic high-grade carotid artery stenosis (HGCS, ≥70% occlusion) for whom an intervention is preferable to medical (drug) therapy. This group includes not only carotid artery stenting patients but also individuals undergoing carotid endarterectomy, as the two approaches compete for the same patient population. Assuming full penetration of the intervention caseload by CGuard EPS, we estimate that the addressable market for CGuard EPS was approximately $1.0 billion in 2017 (source: Health Research International 2017 Results of Update Report on Global Carotid Stenting Procedures and Markets by Major Geography and Addressable Markets).

Our MGuard™ Prime™ embolic protection system (“MGuard Prime EPS”) is marketed for use in patients with acute coronary syndromes, notably acute myocardial infarction (heart attack) and saphenous vein graft coronary interventions (bypass surgery). MGuard Prime EPS combines MicroNet with a bare-metal cobalt-chromium based stent. MGuard Prime EPS received CE mark approval in the European Union in October 2010 for improving luminal diameter and providing embolic protection. However, as a result of a shift in industry preferences away from bare-metal stents in favor of drug-eluting (drug-coated) stents, in 2014 we decided to curtail further development of this product in order to focus on the development of a drug-eluting stent product, MGuard DES™. Due to limited resources, however, our efforts have been limited to testing drug-eluting stents manufactured by potential partners for compatibility with MicroNet and seeking to incorporate MicroNet onto a drug-eluting stent manufactured by a potential partner. The FDA has clarified that the primary mode of action for drug-eluting cardiovascular stents, which are regulated as combination products, is that of the device component and has assigned the FDA Center for Devices and Radiological Health (CDRH) primary responsibility for premarket review and regulation, providing some clarity about what to expect regarding the regulatory framework related to the development of MGuard DES™.

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

Recent Developments

Public Offerings

On June 5, 2020, we closed an underwritten public offering of (i) 7,635,800 units (“Units”), with each Unit being comprised of one share of the Company’s common stock, par value $0.0001 per share, and one Series F warrant (a “Series F Warrant”) to purchase one share of common stock, and (ii) 14,586,400 pre-funded units (the “Pre-Funded Units”), with each Pre-Funded Unit being comprised of one pre-funded warrant (a “Pre-Funded Warrant”) to purchase one share of common stock and one Series F Warrant. In connection with this public offering, the underwriter exercised the option practically in full, for 3,333,300 shares of common stock and 3,333,300 Series F Warrants. The offering price to the public was $0.45 per Unit and $0.449 per Pre-Funded Unit. The net proceeds to the Company from the offering and the exercise of the underwriter’s over-allotment option were approximately $10.7 million, after deducting underwriting discounts and commissions and payment of other estimated expenses associated with the offering, but excluding the proceeds, if any, from the exercise of Series F Warrants and the Pre-Funded Warrants sold in the offering.

Registration Clearance for CGuard™ MicroNet® in Brazil

On July 23, 2020, we announced that we obtained registration from the Brazilian registration authority, Agéncia Nacional de Vigiláncia Sanitária (ANVISA), for our CGuard MicroNet covered stent, clearing it for sale and distribution in Brazil.

New Trial Results for CGuard EPS

On June 10, 2020, we reported the publication of the results of our PARADIGM trial in the EuroIntervention journal. In that trial, 101 unselected consecutive real-life patients were treated with our CGuard MicroNET covered stent for carotid stenosis and were monitored for postprocedural neurologic events for a period of 12 months. The results displayed sustained protection against any such neurologic events. At 30 days, only one adverse event occurred (a minor transient stroke with no other strokes, myocardial infarctions, or deaths). Furthermore, those study results showed that no strokes occurred between 30 days and twelve months.

On June 25, 2020, we reported the results from an investigator-initiated SIBERIA randomized clinical trial of our CGuard EPS, which evaluated 30-day silent brain infarcts associated with the use of the Acculink™ conventional open-cell nitinol stent vs. our CGuard Micronet-covered stent. Those results displayed that CGuard had a statistically significant (greater than three-fold) reduction in the procedure-generated mean cerebral lesion volume relative to Acculink. At 30 days, there were zero new cerebral lessons in the CGuard arm, compared to six in the Acculink arm, also statistically significant.

COVID-19 Developments

In an effort to contain and mitigate the spread of COVID-19, which the World Health Organization, or WHO, declared to be a pandemic on March 12, 2020, many countries have imposed unprecedented restrictions on travel, quarantines and other public health safety measures. As of the beginning of the second quarter of 2020, we began to experience a significant COVID-19 related impact on our financial condition and results of operations, which we primarily attribute to the postponement of CGuard EPS procedures (non-emergency procedures), as hospitals shifted resources to patients affected by COVID-19. To our knowledge, most European countries in which we operate are slowly reinstating elective procedures, but we do not know when the hospitals will resume to normal pre-pandemic levels with such procedures. We anticipate that the continuation of the pandemic and related restrictions and safety measures would likely result in a continued decline in sales of our products for the upcoming periods. For more discussion on our risks related to COVID-19, please see risk factors included under “Item 1A. Risk Factors” herein.

In response to significant market volatility and uncertainties relating to COVID-19, the fees and salaries of our board of directors (the “Board”), management and most of its employees were reduced in order to alleviate corporate operating expenses.

Effective April 1, 2020, the Board approved a 50% decrease in the annual cash compensation for non-employee directors from an aggregate amount of $154,000 to $77,000.

On April 21, 2020, Marvin Slosman, our President, Chief Executive Officer and Director, signed a waiver reducing his monthly base salary from $33,333 to $16,666 for the period beginning April 1, 2020 and ending on such date as Mr. Slosman was to determine, and Craig Shore, our Chief Financial Officer, Chief Administrative Officer, Secretary and Treasurer, signed a waiver reducing his monthly base salary from NIS 80,125 to NIS 40,063 for the period beginning April 1, 2020 and ending on such date as Mr. Shore was to determine.

Effective April 1, 2020, we reduced the annual salaries of most of our employees by 20% to 30% until further notice.

Based on a determination made by each of Mr. Slosman and Mr. Shore on June 10, 2020, following the closing of our underwritten public offering in June 2020, as described above, each of Mr. Slosman’s and Mr. Shore’s monthly base salaries were reinstated to $33,333 and NIS 80,125, respectively, effective as of June 1, 2020. Each of the salaries for the remaining officers, directors and employees was similarly reinstated by no later than June 30, 2020.

As a result of the reduction of those fees and salaries during the second quarter of 2020, our operating expenses were reduced by approximately $235,000 in the second quarter of 2020.

Release from Former Underwriter

The terms of our engagement of the underwriter for our September 2019 financing contained a purported 12 month right of first refusal in favor of such underwriter with respect to future financings. Due to, among other things, difficulties in the relationship with that prior underwriter and our need to raise additional funds to finance our ongoing operations, we engaged A.G.P. in May 2020 as underwriter for our June 2020 public offering, and again in July 2020 for an At-the-market offering (ATM).

On July 28, 2020, we entered into a settlement agreement and release with that prior underwriter, under which it provided us a final, unconditional release from any further obligations arising out of or related to the engagement agreements, underwriting agreements and placement agency agreements which we had been party to with it and with respect to any services which it had provided to us. We, in turn, provided the prior underwriter a final, unconditional release from any further obligations arising out of or related to the prior agreements and services.

As consideration for the final release provided to us, we will pay to the prior underwriter $400,000 in cash and reduce, to $0.495, the exercise price per share of warrants to purchase 274,029 shares of our common stock that had been issued by us to the prior underwriter in various offerings that took place between March 2018 and September 2019. That reduced exercise price represents the exercise price for the Series F Warrants that we issued in our June 2020 public offering. The warrants that will be repriced had existing exercise prices per share ranging from $187.50 to $2.25 and a weighted average exercise price per share of $7.32. All other terms of those warrants will remain unchanged.

NYSE American Deficiency

On August 7, 2019, we received a notification from the NYSE American that we do not meet the continued listing standards of the NYSE American as set forth in Part 10 of the NYSE American Company Guide (the “Company Guide”). Specifically, we are not in compliance with Section 1003(a)(iii) of the Company Guide because we reported stockholders’ equity of less than $6 million as of June 30, 2019, and net losses in our five most recent fiscal years ended December 31, 2018. As a result, we became subject to the procedures and requirements of Section 1009 of the Company Guide.

On October 11, 2019, the NYSE American accepted our plan to regain compliance with Section 1003(a)(iii) of the Company Guide by August 7, 2020. We are subject to periodic review during the period covered by the compliance plan. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the plan period could result in our common stock being delisted from the NYSE American. As a result of our receipt of approximately $10.7 million of net proceeds from our capital raise in our June 2020 public offering, in addition to $1.5 million of additional funds from subsequent exercises of warrants and pre-funded warrants sold in that offering, we believe that we have sufficient stockholders’ equity to regain compliance with Section 1003(a)(iii) of the Company Guide by August 7, 2020. Nevertheless, we will be subject to ongoing review for compliance with NYSE American requirements, and there can be no assurance that we will continue to remain in compliance with this standard.

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

Results of Operations

Three months ended June 30, 2020 compared to the three months ended June 30, 2019

Revenues. For the three months ended June 30, 2020, revenue decreased by $1,041,000, or 76.9%, to $313,000, from $1,354,000 during the three months ended June 30, 2019. This decrease was predominantly driven by a 75.7% decrease in sales volume of CGuard EPS from $1,116,000 during the three months ended June 30, 2019, to $271,000 during the three months ended June 30, 2020. This decrease was mainly due to the fact that procedures with CGuard EPS, which are generally scheduled or non-emergency procedures, were mostly postponed as hospitals shifted resources to patients affected by COVID-19. The decrease was also due to the large shipments of CGuard EPS that we made during the three months ended June 30, 2019 of backlog that accumulated in the three months ended March 31, 2019 that we were unable to previously ship due to our former third-party sterilizer equipment failures. Those large shipments did not reoccur during the three months ended June 30, 2020. In addition, there was an 82.4% decrease in sales volume of MGuard Prime EPS, from $238,000 during the three months ended June 30, 2019, to $42,000 during the three months ended June 30, 2020, mainly due to similar reasons as mentioned above.

With respect to geographical regions, the decrease in revenue was primarily attributable to: a $781,000 decrease in revenue from sales made in Europe (driven by a $668,000 decrease of CGuard EPS sales and $113,000 decrease of MGuard Prime EPS sales for the reasons discussed in the paragraph above); a decrease of $118,000 in revenue from sales made in Latin America (driven by an $87,000 decrease of MGuard Prime EPS sales and $31,000 decrease of CGuard EPS sales for the reasons discussed in the paragraph above); a decrease of $105,000 in revenue from sales made in Asia and Middle East (primarily driven by a $109,000 decrease of CGuard EPS sales for the reasons discussed in the paragraph above); and a decrease of $37,000 in revenue from sales of CGuard EPS made in Australia and South Africa.

Gross Profit (Loss). For the three months ended June 30, 2020, gross profit (revenue less cost of revenues) decreased by $562,000, to a gross loss of $120,000, compared to a gross profit of $442,000 during the same period in 2019. This decrease in gross profit resulted from a $448,000 decrease in revenues (as described above), less the related material and labor costs, and a decrease following a receipt of $135,000 compensation received in the three months ended June 30, 2019 from our former third-party sterilizer for the delays related to the product sterilization interruption during the three months ended March 31, 2019, which did not reoccur in the three months ended June 30, 2020. In addition, we had an increase of $48,000 in miscellaneous expenses during the three months ended June 30, 2020. These decreases were partially offset by a decrease of $69,000 of expenses related to upgrades made to our production facilities during the three months ended June 30, 2019, which did not reoccur during the three months ended June 30, 2020. Gross margin (gross profits as a percentage of revenue) decreased to (38.3)% during the three months ended June 30, 2020 from 32.6% during the three months ended June 30, 2019, driven by the reasons mentioned above.

Research and Development Expenses. For the three months ended June 30, 2020, research and development expenses decreased by 48.7%, or $421,000, to $444,000, from $865,000 during the three months ended June 30, 2019. This decrease resulted primarily from a decrease of $382,000 in clinical expenses associated with the IDE approval process work for CGuard EPS, which was nearly complete during the three months ended June 30, 2020, and a decrease of $39,000 in miscellaneous expenses.

Selling and Marketing Expenses. For the three months ended June 30, 2020, selling and marketing expenses decreased by 39.2%, or $243,000, to $377,000, from $620,000 during the three months ended June 30, 2019. This decrease resulted primarily from: a decrease of $89,000 in promotional expenses, primarily related to building our social media infrastructure in 2019; a decrease of $72,000 in compensation expenses, primarily related to temporary salary reductions in the second quarter of 2020, due to the immediate negative impact of COVID-19 on cash flow during the three months ended June 30, 2020 (which salary reductions were only reversed following the consummation of our June 2020 offering); a decrease in travel expenses of $70,000 in light of restrictions imposed by governments worldwide in order to mitigate the spread of COVID-19; and a decrease of $12,000 in miscellaneous expenses.

General and Administrative Expenses. For the three months ended June 30, 2020, general and administrative expenses increased by 32.0%, or $365,000, to $1,505,000, from $1,140,000 during the three months ended June 30, 2019. This increase resulted primarily from an increase of $400,000 due to expenses for the settlement agreement with the underwriter of our prior offerings accrued for the three months ended June 30, 2020, and increase of $73,000 of expenses related to our listing in the NYSE which was predominantly driven by the June 2020 offering and an increase of $36,000 in miscellaneous expenses. These increases were partially offset by a decrease of $144,000 in compensation expenses primarily related to temporary salary reductions that were implemented in response to the immediate negative impact that COVID-19 had on our cash flow during the three months ended June 30, 2020 and which were only restored following the consummation of our June 2020 offering.

Financial Expenses. For the three months ended June 30, 2020, financial expenses increased by 47.8%, or $11,000, to $34,000, from $23,000 during the three months ended June 30, 2019.

Tax Expenses (Income). For the three months ended June 30, 2020, there was no material change in our tax expenses as compared to the three months ended June 30, 2019.

Net Loss. Our net loss increased by $274,000, or 12.4%, to $2,480,000, for the three months ended June 30, 2020, from $2,206,000 during the three months ended June 30, 2019. The increase in net loss resulted primarily from a decrease of $562,000 in gross profit offset by a decrease of $299,000 in operating expenses.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019

Revenues. For the six months ended June 30, 2020, revenue decreased by $422,000, or 23.9%, to $1,347,000, from $1,769,000 during the six months ended June 30, 2019. This decrease was predominantly driven by a 16.8% decrease in sales volume of CGuard EPS from $1,492,000 during the six months ended June 30, 2019, to $1,242,000 during the six months ended June 30, 2020, mainly due to the postponement of procedures with CGuard EPS, which are generally scheduled or non-emergency procedures, as hospitals shifted resources to patients affected by COVID-19. In addition, there was a 62.1% decrease in sales volume of MGuard Prime EPS from $277,000 during the six months ended June 30, 2019, to $105,000 during the six months ended June 30, 2020, mainly due to the impact of COVID-19, as mentioned above.

With respect to regions, the decrease in revenue was primarily attributable to: a $214,000 decrease in revenue from sales made in Europe (driven by a $109,000 decrease of CGuard EPS sales and $105,000 decrease of MGuard Prime EPS sales for reasons discussed in the paragraph above); a decrease of $119,000 in revenue from sales made in Latin America (driven by a $74,000 decrease of MGuard Prime EPS sales and $45,000 decrease of CGuard EPS sales for reasons discussed in the paragraph above); a decrease of $69,000 in revenue from sales made in Asia and Middle East (primarily driven by a $76,000 decrease of CGuard EPS sales for reasons discussed in the paragraph above); as well as a decrease of $20,000 in revenue from sales of CGuard EPS made in Australia and South Africa.

Gross Profit. For the six months ended June 30, 2020, gross profit (revenue less cost of revenues) decreased by 52.6%, or $194,000, to $175,000, compared to a $369,000 for the same period in 2019. This decrease in gross profit resulted from a $225,000 decrease in revenues (as mentioned above), less the related material and labor costs and a $61,000 increase in write-offs driven by a non-recurring component supply issue. These decreases were partially offset by a decrease of $69,000 of expenses related to upgrades made to our production facilities during the six months ended June 30, 2019, which did not reoccur during the six months ended in June 30, 2020 and a decrease of $23,000 in miscellaneous expenses during the six months ended June 30, 2020. Gross margin (gross profits as a percentage of revenue) decreased to 13.0% during the six months ended June 30, 2020 from 20.9% during the six months ended June 30, 2019, driven by the reasons mentioned above.

Research and Development Expenses. For the six months ended June 30, 2020, research and development expenses decreased by 51.4%, or $1,023,000, to $967,000, from $1,990,000 during the six months ended June 30, 2019. This decrease resulted primarily from: a decrease of $710,000 in clinical expenses associated with CGuard EPS, mainly related to the IDE approval process work, which was nearly complete prior to the six months ended June 30, 2020; a decrease of $354,000 due to settlement expenses that were paid to a former service provider pursuant to a settlement agreement during the six months ended June 30, 2019, which did not reoccur during the six months ended June 30, 2020 (see Part II, Item 1. “Legal Proceedings” below); and a decrease of $137,000 in quality assurance and regulatory expenses related to the development of various projects during the six months ended June 30, 2019, which did not reoccur during the six months ended June 30, 2020. These decreases were partially offset by an increase of $168,000 in development expenses related to CGuard EPS enhancements and an increase of $10,000 in miscellaneous expenses.

Selling and Marketing Expenses. For the six months ended June 30, 2020, selling and marketing expenses decreased by 20.2%, or $253,000, to $1,001,000, from $1,254,000 during the six months ended June 30, 2019. This decrease resulted primarily from: a decrease of $129,000 in promotional expenses, primarily related to having already built our social media infrastructure in 2019; a decrease in travel expenses of $98,000 in light of restrictions imposed by governments worldwide in order to mitigate the spread of COVID-19 during the six months ended June 30, 2020; and a decrease of $26,000 in miscellaneous expenses.

General and Administrative Expenses. For the six months ended June 30, 2020, general and administrative expenses increased by 9.7%, or $236,000, to $2,674,000, from $2,438,000 during the six months ended June 30, 2019. This increase resulted primarily from: an increase of $400,000 due to expenses for the settlement agreement with the underwriter of our prior offerings accrued for the six months ended June 30, 2020; an increase of $71,000 of expenses related to our continued listing on the NYSE, which was predominantly driven by the June 2020 offering; and an increase of $60,000 in miscellaneous expenses. These increases were partially offset by: a decrease of $168,000 in legal expenses due to the reduced need for general legal services; and a decrease of $127,000 in compensation expenses primarily related to temporary salary reductions intended to offset the immediate negative impact of COVID-19 on cash flow during the six months ended June 30, 2020, which salary levels were restored only following the consummation of our June 2020 offering.

Financial Expenses (Income). For the six months ended June 30, 2020, financial income increased by 109.0%, or $109,000, to $9,000 of financial income, from $100,000 of financial expenses during the six months ended June 30, 2019. The increase in financial income primarily resulted from an increase of $122,000 in financial income related to changes in exchange rates, offset, in part, by a decrease of $13,000 in miscellaneous expenses.

Tax Expenses (Income). For the six months ended June 30, 2020, there was no material change in our tax expenses as compared to the six months ended June 30, 2019.

Net Loss. Our net loss decreased by $955,000, or 17.6%, to $4,458,000, for the six months ended June 30, 2020, from $5,413,000 during the six months ended June 30, 2019. The decrease in net loss resulted primarily from a decrease of $1,040,000 in operating expenses and a decrease of $109,000 in financial expenses, offset by a decrease of $194,000 in gross profit.

Liquidity and Capital Resources

We had an accumulated deficit as of June 30, 2020, of approximately $162 million, as well as a net loss of $4,458,000 and negative operating cash flows for the six months ended June 30, 2020. We expect to continue incurring losses and negative cash flows from operations until our products (primarily CGuard EPS) reach commercial profitability. As a result of these expected losses and negative cash flows from operations, along with our current cash position, we only have sufficient resources to fund operations through the third quarter of 2021. Therefore, there is substantial doubt about our ability to continue as a going concern.

Our plans include continued commercialization of our products and raising capital through the sale of additional equity securities, debt or capital inflows from strategic partnerships. There are no assurances, however, that we will be successful in obtaining the level of financing needed for our operations. The COVID-19 pandemic has resulted in significant financial market volatility and uncertainty. A continuation or worsening of the levels of market disruption and volatility could have an adverse effect on our ability to access capital and on the market price of our common stock, and we may not be able to successfully raise capital through the sale of our securities. If we are unsuccessful in commercializing our products or raising capital, we may need to reduce activities, curtail or cease operations.

On June 5, 2020, we closed an underwritten public offering of (i) 7,635,800 Units, with each Unit being comprised of one share of the Company’s common stock, par value $0.0001 per share, and one Series F Warrant to purchase one share of common stock, and (ii) 14,586,400 Pre-Funded Units, with each Pre-Funded Unit being comprised of one Pre-Funded Warrant to purchase one share of common stock and one Series F Warrant. In connection with this public offering, the underwriter exercised the option practically in full, for 3,333,300 shares of common stock and 3,333,300 Series F Warrants. The offering price to the public was $0.45 per Unit and $0.449 per Pre-Funded Unit. The net proceeds to the Company from the offering and the exercise of the underwriter’s over-allotment option were approximately $10.7 million, after deducting underwriting discounts and commissions and payment of other estimated expenses associated with the offering, but excluding the proceeds, if any, from the exercise of Series F Warrants and the Pre-Funded Warrants sold in the offering.

Anti-Dilution Provisions

Our outstanding shares of Series B Preferred Stock and Series C Preferred Stock contain anti-dilution provisions that may result in the reduction of the conversion price thereof in the future. This feature may result in an indeterminate number of shares of common stock being issued upon conversion of the Series B Preferred Stock or the Series C Preferred Stock. Sales of additional shares of common stock issuable upon conversion of the Series B Preferred Stock or Series C Preferred Stock as a result of anti-dilution adjustments will dilute the interests of other security holders and may depress the price of our common stock. Accordingly, we may find it more difficult to raise additional equity capital while any of our Series B Preferred Stock or Series C Preferred Stock is outstanding. As of August 3, 2020, 17,303 shares of Series B Preferred Stock and 2,343 shares of Series C Preferred Stock were outstanding.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019

General. At June 30, 2020, we had cash and cash equivalents of $13,861,000, as compared to $5,514,000 as of December 31, 2019. We have historically met our cash needs through a combination of issuing new shares, borrowing activities and product sales. Our cash requirements are generally for research and development, marketing and sales activities, finance and administrative cost, capital expenditures and general working capital.

For the six months ended June 30, 2020, net cash used in our operating activities decreased by $2,545,000 to $3,837,000, from $6,382,000 during the same period in 2019. The primary reasons for the decrease in cash used in our operating activities were a decrease of $2,411,000 in payments for third party related expenses and for professional services (primarily due to a decrease in production related payments, a decrease in payments related to IDE application process and a settlement payment made to a former service provider pursuant to a settlement agreement in the six months ended June 30, 2019 which did not reoccur in the six months ended June 30, 2020) and an increase of $129,000 in payments received from customers, to $1,754,000 during the six months ended June 30, 2020, from $1,625,000 during the same period in 2019 as well as a decrease of $5,000 in compensation costs paid during the six months ended June 30, 2020, from $3,011,000 in the six months ended June 30, 2019 to $3,006,000 during the same period in 2020.

Cash used in our investing activities was $34,000 during the six months ended June 30, 2020 compared to $224,000 during the six months ended June 30, 2019. The primary reasons for the decrease in cash used by our investing activities were: a decrease of $165,000 in payments made for purchase of property, plant and equipment to $0 during the six months ended June 30, 2020, from $165,000 during the same period in 2019; and a decrease of $25,000 in cash deposited to employee funds, to $34,000 during the six months ended June 30, 2020, from $59,000 during the same period in 2019.

Cash provided by financing activities for the six months June 30, 2020 was $12,237,000, compared to $2,046,000 during the same period in 2019. The principal sources of the cash provided by financing activities during the six months ended June 30, 2020 were our June 2020 public offering of common stock, pre-funded warrants and warrants, the subsequent exercise of the pre-funded warrants sold in the offering, as well as exercise of warrants F and Unit Purchase Options that resulted in approximately $12,237,000 of aggregate net proceeds. The principal source of the cash provided by financing activities during the six months ended June 30, 2019, was the funds received from our April 2019 public offering of common stock that resulted in approximately $2,030,000 of aggregate net proceeds.

As of June 30, 2020, our current assets exceeded our current liabilities by a multiple of 4.9. Current assets increased by $8,061,000 during the period and current liabilities increased by $134,000 during the period. As a result, our working capital increased by $7,927,000 to $12,622,000 as of June 30, 2020.

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

The ultimate impact of the COVID-19 pandemic on the Company’s operations remains undetermined and will depend on future developments, which are highly uncertain and cannot be predicted with confidence at this time, including the duration of the COVID-19 pandemic, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that regulators, or the board or management of the Company, may determine are needed.

Contractual Obligations and Commitments

During the three months ended June 30, 2020, there were no material changes to our contractual obligations and commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of June 30, 2020, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic has caused interruptions or delays of our business plan and may have a significant adverse effect on our business.

In an effort to contain and mitigate the spread of COVID-19, which the World Health Organization, or WHO, declared to be a pandemic on March 12, 2020, many countries have imposed unprecedented restrictions on travel, quarantines and other public health safety measures. Procedures with CGuard EPS, which are generally scheduled or non-emergency procedures, have mostly been postponed as hospitals shift resources to patients affected by COVID-19, and we do not know when the hospitals will resume to normal pre-pandemic levels with such procedures. At this point, the extent to which COVID-19 may impact our business cannot be estimated; however, we anticipate that the continuation of the pandemic and related restrictions and safety measures would likely result in a continued decline in sales of our products for the upcoming periods.

Certain component parts of our delivery system are sourced from countries that have been impacted by COVID-19, and the continued pandemic and spreading of COVID-19 may adversely impact our suppliers and in turn our manufacture of CGuard EPS. Although the manufacturing of our products in Israel have not materially been impacted by COVID-19 as of August 2020, we cannot guarantee that we will continue to manufacture at full capacity in the event that pandemic persists and further restrictions are imposed.

Following the consummation of our June 2020 offering, we believe that we have sufficient resources to fund operations through the third quarter of 2021. Given the continuing cash needs for our development and commercialization of CGuard EPS (and in particular if we receive regulatory approval in the U.S.), our management continues to pursue additional financing opportunities so that we can continue to fund our operations beyond that time. However, the COVID-19 pandemic may limit our access to credit and capital. Management continues to evaluate a number of financing opportunities, either through the issue of new equity or the entering into of strategic partnership arrangements; however, there is no assurance that our management will be able to obtain such financing on reasonable terms or at all. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, and on the market price of our common stock, and we may not be able to successfully raise capital through the sale of our securities. If we are unsuccessful in commercializing our products or raising capital, we may need to reduce activities, curtail or cease operations.

The extent to which COVID-19 will impact our results will depend on future developments, which are highly uncertain and cannot be predicted at this time, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. The COVID-19 pandemic has produced indeterminable adverse effects on general commercial activity and the world economy, and our business and results of operations could be adversely affected to the extent that COVID-19 or any other epidemic and/or pandemic harms the global economy generally.

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

Item 5. Other Information

Not applicable

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, as amended through September 30, 2015 (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2015)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011)

3.3	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2013)

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 25, 2016)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Quarterly Report on Form 10-Q filed on August 9, 2016)

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 29, 2016)

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 15, 2017)

3.8	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 29, 2017)

3.9	Certificate of Designation of Preferences, Rights and Limitation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 4, 2017)

3.10	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 12, 2017)

3.11	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 22, 2017)

3.12	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 7, 2018)

3.13	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 1, 2018)

3.14	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 3, 2018)

3.15	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on July 5, 2018)

3.16	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 28, 2019)

10.1	Form of Series F Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on June 1, 2020 (File No. 333-238247))

10.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on June 1, 2020 (File No. 333-238247))

10.3	Form of Underwriter Warrant (incorporated by reference to Exhibit 1.1 to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on June 1, 2020 (File No. 333-238247))

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSPIREMD, INC.

Date: August 5, 2020	By:	/s/ Marvin Slosman
	Name:	Marvin Slosman,
	Title:	President and Chief Executive Officer

Date: August 5, 2020	By:	/s/ Craig Shore
	Name:	Craig Shore
	Title:	Chief Financial Officer, Secretary and Treasurer

