Form 10-K
period 2020-12-31
InspireMD, Inc.
filed 2021-03-08
CIK 1433607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2020, based on the price at which the common equity was last sold on the NYSE American on such date, was $15,616,214. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 8, 2021
Common Stock, $0.0001 par value	117,832,226

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

Our CGuard™ carotid embolic prevention system (“CGuard EPS”) combines MicroNet and a self-expandable nitinol stent in a single device for use in carotid artery applications. Our CGuard EPS received CE mark approval in the European Union in March 2013 and was fully launched in Europe in September 2015. Subsequently, we launched CGuard EPS in Russia and certain countries in Latin America and Asia, including India. In September 2020, we launched CGuard EPS in Brazil after receiving regulatory approval in July 2020 and, as discussed below, on February 3, 2021 we executed a distribution agreement with Chinese partners for the purpose of expanding our presence in China. Currently, we are seeking strategic partners for a potential launch of CGuard EPS in Japan.

On September 8, 2020, we received approval from the U.S. Food and Drug Administration (“FDA”) of our Investigation Device Exemption (“IDE”), thereby allowing us to proceed with a pivotal study of our CGuard™ Carotid Stent System, CARENET-III, for prevention of stroke in patients in the United States. CARENET-lll is a prospective, multicenter, single-arm, pivotal study to evaluate the safety and efficacy of the CGuard™ Carotid Stent System when used to treat symptomatic and asymptomatic carotid artery stenosis in patients undergoing carotid artery stenting. The trial will enroll approximately 315 subjects in a maximum of 40 study sites located in the United States. Additional sites in Europe may also participate in the study, contributing a maximum of ~50% of the total enrollees. The primary endpoint of the study will be the composite of the following: incidence of the following major adverse events: death (all- cause mortality), all stroke, and myocardial infarction (DSMI) through 30-days post-index procedure, based on the clinical events committee (CEC) adjudication or ipsilateral stroke from 31-365 day follow-up, based on Clinical Events Committee (CEC) adjudication.

Additionally, we intend to continue to invest in current and future potential product and manufacturing enhancements for CGuard EPS that are expected to reduce cost of goods and/or provide the best-in-class performing delivery system. In furtherance of our strategy that focuses on establishing CGuard EPS as a viable alternative to vascular surgery, we are exploring adding new delivery systems and accessory solutions for procedural protection to our portfolio.

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

Recent Developments

Public Offerings

On February 8, 2021, we closed an underwritten public offering of 29,032,258 units, with each such unit being comprised of one share of our common stock, par value $0.0001 per share, and one Series G Warrant to purchase one-half of one share of common stock (the “February 2021 Offering”). The offering price to the public was $0.62 per unit. The Series G Warrants were immediately exercisable at a price of $0.682 per share, subject to adjustment in certain circumstances, and expire five years from the date of issuance. We also granted the underwriter of the offering an option to purchase an additional 4,354,838 shares of common stock and Series G Warrants to purchase 2,177,419 shares of common stock, which the underwriter exercised in full. , In connection with the offering we granted to the underwriter a compensation warrant to purchase up to 1,669,355 shares of common stock with an exercise price of $0.682 per share and which are exercisable for five years from February 3, 2021. Our net proceeds from the offering, after giving effect to the exercise of the underwriter’s over-allotment option, were approximately $18.9 million, after deducting underwriting discounts and commissions and payment of other expenses associated with the offering, but excluding the proceeds, if any, from the exercise of Series G Warrants sold in the offering.

On June 5, 2020, we closed an underwritten public offering of (i) 7,635,800 Units, with each Unit being comprised of one share of our common stock, par value $0.0001 per share, and one Series F warrant to purchase one share of common stock, and (ii) 14,586,400 Pre-Funded Units, with each Pre-Funded Unit being comprised of one Pre-Funded Warrant to purchase one share of common stock and one Series F Warrant. In connection with this public offering, the underwriter exercised the option practically in full, for 3,333,300 shares of common stock and 3,333,300 Series F Warrants. The offering price to the public was $0.45 per Unit and $0.449 per Pre-Funded Unit. Our net proceeds from the offering and the exercise of the underwriter’s over-allotment option were approximately $10.7 million, after deducting underwriting discounts and commissions and payment of other estimated expenses associated with the offering, but excluding the proceeds, if any, from the exercise of Series F Warrants and the Pre-Funded Warrants sold in the offering.

Distribution and Purchase Agreement with Chinese Partners

On February 3, 2021, we entered into a Distribution Agreement with three China-based partners, pursuant to which the Chinese partners will be responsible for conducting the necessary registration trials for commercial approval of our products in China, followed by an eight-year exclusive distribution right to sell our products in China with the term of the agreement continuing on a year-to-year basis unless terminated. Under the Distribution Agreement, the China-based partners will be subject to minimum purchase obligations. The Distribution Agreement may be terminated for cause upon failure to meet minimum purchase obligations, failure to obtain regulatory approvals or for other material breaches.

In addition, and on the same day, we entered into an investment transaction with QIDI, which included (i) an SPA, pursuant to which QIDI agreed to invest $900,000 in exchange for shares of our common stock at a purchase price of $0.6708 per share, and (ii) an IRA, whereby QIDI was provided certain customary registration rights, including a commitment by us to file a registration statement with the SEC on Form S-1 or Form S-3 and have such registration statement become effective not later than 150 days following the closing of the transactions under the SPA.

The transactions closed on February 5, 2021.

Sixth Amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan

Effective as of August 31, 2020, our stockholders approved the Sixth Amendment to the Plan and, accordingly, increased the number of shares of common stock available for issuance pursuant to awards under such Plan by 6,500,000 shares, to a total of 7,178,395 shares of common stock.

Regained Compliance with New York Stock Exchange

On August 7, 2019, we received a notification from the NYSE American that we did not meet the continued listing standards of the NYSE American as set forth in Part 10 of the Company Guide. Specifically, we were not in compliance with Section 1003(a)(iii) of the Company Guide because we reported stockholders’ equity of less than $6 million as of September 30, 2019, and net losses in our five most recent fiscal years ended December 31, 2018. As a result, we became subject to the procedures and requirements of Section 1009 of the Company Guide. On October 11, 2019, the NYSE American accepted our plan to regain compliance with Section 1003(a)(iii) of the Company Guide by August 7, 2020.

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

ATM Offering

On July 28, 2020, we entered into a Sales Agreement with A.G.P. pursuant to which we may offer and sell, from time to time, at our option, through or to A.G.P., up to an aggregate of approximately $9,300,000 of shares of common stock (the “ATM Facility”). Any shares to be offered and sold under the Sales Agreement will be issued and sold pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-223130), filed with the SEC on February 21, 2018 and the prospectus supplement thereto filed with the SEC on July 28, 2020, by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, or if specified by us, by any other method permitted by law. On January 11, 2021, we increased the aggregate amount of our shares of common stock that may be sold under the Sales Agreement from $9,300,000 to $10,382,954, and, as a result, utilized and sold the maximum amount allowable under the ATM Facility, which resulted in an aggregate amount of $10,381,958.

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

Appointment of Dr. Gary Roubin, M.D. to our Board of Directors

On October 12, 2020, our board of directors, or the Board, appointed Dr. Gary S. Roubin as a Class I member of the Board, effective as of that date, with a term expiring at the Company’s 2021 annual meeting of stockholders. Dr. Roubin is an internationally renowned interventional cardiologist recognized for his pioneering work in carotid stenting and embolic and protection devices. He is also acknowledged for the development of coronary stenting and the first FDA-approved coronary stent. In connection with his appointment, Dr. Roubin was granted options to purchase 79,650 shares of common stock and 238,950 shares of restricted stock. Shortly after his appointment as a director, and on October 16, 2020, Dr. Roubin invested $100,000 in the Company in exchange for 222,223 units consisting of (i) one share of common stock and (ii) one warrant to purchase our common stock with an exercise price of $0.495. For additional biographical information about Dr. Roubin, please see “Management” herein.

COVID-19 Developments

In an effort to contain and mitigate the spread of COVID-19, which the World Health Organization, or WHO, declared to be a pandemic on March 12, 2020, many countries have imposed unprecedented restrictions on travel, quarantines and other public health safety measures. As of the beginning of the second quarter of 2020, we began to experience a significant COVID-19 related impact on our financial condition and results of operations, which we primarily attribute to the postponement of CGuard EPS procedures (non-emergency procedures), as hospitals shifted resources to patients affected by COVID-19. To our knowledge, most European countries in which we operate are slowly reinstating elective procedures, but we do not know when the hospitals will resume to normal pre-pandemic levels with such procedures in light of recent increases in COVID-19 cases in the territories we sell into. We anticipate that the continuation of the pandemic and related restrictions and safety measures would likely result in continued fluctuations in sales of our products for the upcoming periods. For more discussion on our risks related to COVID-19, please see risk factors included under “Item 1A. Risk Factors” herein.

In response to significant market volatility and uncertainties relating to COVID-19, the fees and salaries of our Board, management and most of our employees were reduced in order to alleviate corporate operating expenses.

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

Release from Former Underwriter

The terms of our engagement of the underwriter for our September 2019 financing contained a purported 12 month right of first refusal in favor of such underwriter with respect to future financings. Due to, among other things, difficulties in the relationship with that prior underwriter and our need to raise additional funds to finance our ongoing operations, we engaged A.G.P./Alliance Global Partners in May 2020 as underwriter for our June 2020 public offering, and again in July 2020 for an ATM Facility.

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

As consideration for the final release provided to us, we paid to the prior underwriter $400,000 in cash and reduced, to $0.495, the exercise price per share of warrants to purchase 274,029 shares of our common stock that had been issued by us to the prior underwriter in various offerings that took place between March 2018 and September 2019. That reduced exercise price represents the exercise price for the Series F Warrants that we issued in our June 2020 public offering. The warrants that were repriced had existing exercise prices per share ranging from $187.50 to $2.25 and a weighted average exercise price per share of $7.32. All other terms of those warrants remained unchanged. The related increase in expenses of $400,000 was recorded during the three months ended June 30, 2020 to “General and Administrative expense” within the Consolidated Statements of Operations.

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

In April 2017, we had a pre-IDE submission meeting with the FDA regarding CGuard EPS where we presented materials that we believed would support a formal IDE submission seeking approval to conduct a human clinical trial in the United States which included our draft synopsis for the clinical trial design. The FDA agreed to our pre-clinical test plan and clinical trial design. On July 26, 2019, we submitted an IDE application for CGuard EPS. In connection with such application, on August 23, 2019, we received a request for additional information from the FDA in support of our application. On September 8, 2020, we received IDE approval for CGuard™ Carotid Stent System, CARENET-III.

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

Preliminary Results from a Prospective Real-World Multicenter Clinical Practice of Carotid Artery Stenting Using the CGuard Embolic Prevention System: The IRONGUARD 2 Study

“Preliminary Results From a Prospective Real-World Multicenter Clinical Practice of Carotid Artery Stenting Using the CGuard Embolic Prevention System: The IRONGUARD 2 Study” is a physician initiated prospective multi-center registry enrolling 733 patients from 20 medical centers in Italy, from January 2017 to June 2019. The objective of the study is to evaluate periprocedural (24 hours), post-procedural (up to 30 days), and 12-month outcomes in a largest, prospective, multicenter series of patients submitted for protected carotid artery stenting with the CGuard Embolic Prevention System. The 24-hour, 30-day and 12-month preliminary results (data available on 726 patients out of the 733 treated) were presented at the Leipzig Interventional Course (LINC) in January 2021. The study’s preliminary results from the IRONGUAURD 2 study suggested in a real-world evaluation of carotid artery stenting, Cguard EPS can be safely used for treatment of extracranial carotid artery stenosis, allowing a low rate of post procedural adverse events by 12 months.

Key findings from the study are as follows:

●	100%% procedural success in implanting CGuard EPS;

●	1 death from hemorrhagic stroke (patient was admitted for immediate treatment of CAS due to stroke), 2 minor strokes, 6 TIAs and one nonfatal AMI at 24 hours;

1 minor stroke, 2 TIAs, three AMIs, no deaths and no stent thrombosis/occlusions between 24 hours and 30 days; and

●	1 minor stroke, 4 TIAs, 2 AMIs and 8 deaths (the 2 mentioned AMIs, 4 malignancies, 1 suicide and 1 undefined complication in Guillain-Barré Syndrome) between 30 days and 1 year.

The SIBERIA Trial for Carotid Artery Stenosis: A Randomized Controlled Trial of Conventional Versus Micronet™-Covered Stent Use in Percutaneous Neuroprotected Carotid Artery Revascularization: Peri-procedural and 30-day Diffusion-Weighted Magnetic Resonance Imaging and Clinical Outcomes

“The SIBERIA Trial for Carotid Artery Stenosis: A Randomized Controlled Trial of Conventional Versus Micronet™-Covered Stent Use in Percutaneous Neuroprotected Carotid Artery Revascularization: Peri-procedural and 30-day Diffusion-Weighted Magnetic Resonance Imaging and Clinical Outcomes” was an investigator-initiated randomized clinical trial, single-center study, which evaluated one hundred patients who qualified for carotid revascularization with high risk for surgery and were randomized 1:1 to either CGuard EPS or AcculinkTM. The primary endpoints were incidence and volume of new cerebral embolic post-procedural lesions (24-48 hours) as determined by diffusion weighted magnetic resonance imaging (DW-MRI). The principal secondary endpoints included incidence of periprocedural or postprocedural stroke, myocardial infarction and death at 30 days. The results of the study were presented in a late-breaking session at the EuroPCR in June 2020. The conclusion of the study was that the CGuard™ Micronet™-covered stent use in consecutive unselected patients subjected to neuroprotected carotid artery stenting was associated with a greater than three-fold reduction in the procedure-generated mean cerebral lesion volume, and with zero post-procedural cerebral embolisms observed.

Key findings from the study are as follows:

●	Post Procedure (24-48 hours), the CGuard™ arm was observed to have a 78% reduction in the average volume of new cerebral lesions (157 mm3 vs. 700 mm3), a statistically significant improvement (p=0.007;

●	At 30 days, DW-MRI showed zero new cerebral lessons in the CGuard™ arm versus six in the Acculink™ arm (p=0.03);

●	At 30 days, there were zero strokes, myocardia infarctions or deaths in the CGuard arm and three events the Acculink™ arm (two strokes and one myocardial infarction).

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

Finally, the MASTER II trial, which we initially initiated as part of our efforts to seek approval of our MGuard Prime EPS by the FDA, was discontinued at our election in its current form in light of market conditions moving toward the use of drug-eluting stents over bare-metal stents. Analysis of the patients already enrolled in the MASTER II trial prior to its suspension, however, reconfirmed the MASTER I safety results due to a continued low mortality rate.

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

●	Widen the adoption of CGuard EPS. We are seeking to expand the population of CGuard EPS patients in those countries in which CGuard EPS is commercially available. In particular, our focus is on establishing CGuard EPS as a viable alternative (in appropriate cases) to conventional carotid stents and vascular surgery within the applicable medical communities. We intend to accomplish this goal by continuing to publish and present our clinical data, support investigator-initiated clinical registries and exploring addition of a procedural protection device to our portfolio incorporating the principal of reverse flow of the carotid artery as an adjuctive alternative to femoral access. We have partnered and will continue to seek out partnerships with organizations focused on the treatment of stroke. We will also continue to engage advisory boards and to develop a network of key opinion leaders to assist us in our efforts to widen the adoption of CGuard EPS.

●	Grow our presence in existing and new markets for CGuard EPS. We have launched CGuard EPS in most European and Latin American countries through a comprehensive distributor sales organizations network. We are continuing to focus on larger growing markets through this network by supporting our distributors with a comprehensive marketing and clinical education programs. In November 2018, we obtained approval for reimbursement and commercial sale for CGuard EPS in Australia and immediately launched the product. We are also pursuing additional product registrations and distribution contracts with local distributors in other countries in Europe, Asia and Latin America.

●	Continue to leverage our MicroNet technology to develop additional applications for interventional cardiologists and vascular surgeons. In addition to the applications described above, we believe that we will eventually be able to utilize our proprietary MicroNet technology to address imminent market needs for new product innovations to significantly improve patients’ care. We continue to broadly develop and protect intellectual property using our mesh technology. Examples of some areas include peripheral vascular disease, neurovascular disease, renal artery disease and bifurcation disease.

●	Establish relationships with collaborative and development partners to fully develop and market our existing and future products. We are seeking strategic partners for collaborative research, development, marketing, distribution, or other agreements, which could assist with our development and commercialization efforts for CGuard EPS and MGuard DES, and other potential products that are based on our MicroNet technology.

●	Resume development and successfully commercialize MGuard DES. While we have limited the focus of product development to our carotid products, if we resume development of our coronary products, we plan to evaluate opportunities to further develop MGuard DES.

●	Portfolio expansion and pipeline development We will continue to invest in advancing our portfolio with new delivery system alternatives to facilitate the use of CGuard by all physicians. Our delivery systems will enable all endovascular access points including accessory devices for Arterial Venous (AV) shunting.

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

Intellectual Property

Patents

We have 52 issued patents, including 14 patents issued in the U.S., and seven pending patent applications, four of which are pending in the United States. Many of these patents and applications cover aspects of our CGuard and MGuard technology. Patents outside the U.S. have been filed in Canada, China, Europe, Israel, India, Japan, Australia, and South Africa. The patents and applications fall into a number of patent families, as listed below:

Base Title of Patent Family	Pending patent applications (Countries)	Issued patents (Country and Patent No.)	Issue Date
Bifurcated Stent Assemblies		US 8,961,586 China ZL200780046676.2	02/24/2015 9/26/2012
Deformable Tip for Stent Delivery and Methods of Use		US 10,258,491 Israel 260,945	4/16/2019 07/01/2020

Visualization of blood flow in a venous/arterial shunting system	US

In Vivo Filter Assembly		US 9,132,261	09/15/2015
Filter Assemblies		Israel 198,189	2/1/2014
Knitted Stent Jackets		Canada 2,666,728 Canada 2,887,189 China ZL200780046697.4 China ZL201210320950.3 Israel 198,190 EP 2076212 (Germany, France, & UK) US 10,137,015	6/23/2015 5/1/2018 10/10/2012 12/2/2015 2/1/2014 3/29/2017 11/27/2018
		India 323792	10/28/2019
Optimized Stent Jacket	Canada EPO US	Canada 2,670,724
China ZL201210454357.8
China ZL200780043259.2
India 297,257
Israel 230,922
US 9,132,003
US 9,526,644
US 9,782,281
US 10,070,976
US 10,406,006
US 10,406,008
EP 2088962
		(validated in 9 countries: BE, CH, DE, FR, UK, IT, IE, LX, NL)	12/11/2018 12/9/2015 1/2/2013 5/30/2018 10/01/2020 9/15/2015 12/27/2016 10/10/2017 9/11/2018 9/10/2019 9/10/2019 10/11/2017
Stent Apparatuses for Treatment Via Body Lumens and Methods of Use	US EPO	South Africa 2007/10751 Canada 2,609,687 Canada 2,843,097 EP 1885281 (CH, DE, FR, GB, IE, IT) US 10,058,440 US 10,070,977	10/27/2010 4/22/2015 10/27/2015 2/13/2019 3/1/2017 8/28/2018 9/11/2018
Stent Thermoforming Apparatus and Methods		JP 6553178 US 9,527,234 US 10,376,393 Australia 2015326517 Canada 2962713	7/12/2019 12/27/2016 8/13/2019 05/21/2020 02/19/2019
Methods or using a self-adjusting stent assembly and kits including the same	US PCT

The patents and patent applications listed above cover various aspects of our products, specifically focusing on the mesh sleeve covering our stents, as well as methods for production and delivery mechanisms of the stents. We believe that our patents, in particular those covering the use of a knitted micron-level mesh sleeve over a stent for various indications, as well as our pending patent applications (if issued as patents with claims substantially in their present form), create a significant barrier against other companies seeking to use similar technology. We believe these patents and patent applications collectively cover all our existing products and may be useful in protecting our future technological developments. We intend to aggressively continue patenting new technologies and to actively pursue any infringement of our key patents.

Trade Secrets

We also rely on trade secret protection to protect our interests in proprietary know-how and/or for processes for which patents are difficult to obtain or enforce. As part of our trade secret policy, we rely on non-disclosure and confidentiality agreements with employees, consultants and other parties to protect trade secrets and other proprietary technology.

Trademarks

We have registered or applied to register the following trademarks, which we use in connection with our products:

●	InspireMD® (US, European Union, and UK)
●	MGuard® (European Union, and UK)
●	CGuard® (US, European Union, and UK)
●	MGuard Prime® (US, European Union, and UK)
●	NGuard® US, European Union)
●	PVGuard® (US, European Union, and UK)
●	Micronet® )US(
●	MNP Micronet Protection logo )European Union and UK)
●	Carenet® )European Union and UK)
●	SmartFit™ (US)

The trademarks are renewable indefinitely, so long as we continue using the marks and make the appropriate filings when required. We also use and may have common-law rights to various trademarks, trade names, and service marks.

Government Regulation

The manufacture and sale of our products are subject to regulation by numerous governmental authorities, principally the European Union CE mark and other corresponding foreign agencies.

Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. These laws and regulations range from simple product registration requirements in some countries to complex approval process, clinical trials and production controls in others. As a result, the processes and time periods required to obtain foreign marketing approval may be longer or shorter than those necessary to obtain FDA market authorization. These differences may affect the timeliness of international market introduction of our products. For the European Union nations, medical devices must obtain a CE mark before they may be placed on the market. In order to obtain and maintain the CE mark, we must comply with the Medical Device Directive 93/42/EEC (“MDD”) by presenting comprehensive technical files for our products demonstrating safety and efficacy of the product to be placed on the market and passing initial and annual quality management system audit as per ISO 13485 standard by an European Notified Body. We have obtained ISO 13485 quality system certification and the products we currently distribute into the European Union display the required CE mark. In order to maintain certification, we are required to pass an annual surveillance audit conducted by Notified Body auditors. The European Union replaced the MDD with the new European Medical Devices Regulation, or MDR (MDR 2017/745). The MDR will apply after a transitional period of three years ending on May 26, 2020, which is expected to change several aspects of the existing regulatory framework in Europe. Manufacturers have the duration of the transition period to update their technical documentation and processes to meet the new requirements in order to obtain a CE Mark. After May 26, 2020, medical devices can still be placed on the market under the provision of the MDD until May 27, 2024; provided the CE Mark was issued prior to this date and the manufacturer continues to comply with this directive. By May 27, 2024, all medical devices entering the EU will need to have a CE Mark under the MDR, even if they have been on the market previously under the MDD. In our case, CGuard and MGuard can continue to be marketed under the MDD until November 12, 2022. Specifically, the EU MDR will require changes in the clinical evidence required for medical devices, post-market clinical follow-up evidence, annual reporting of safety information for Class III products, Unique Device Identification (“UDI”) for all products, submission of core data elements to a European UDI database prior to placement of a device on the market, and multiple other labeling changes. Approvals for certain of our currently-marketed products could be curtailed or withdrawn as a result of the implementation and recertification process of the EU MDR and acquiring approvals for new products could be more challenging, time consuming and costly.

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

Please refer to the table below setting forth the approvals and sales made for CGuard EPS and the MGuard Prime EPS on a country-by-country basis

Approvals and Sales of MGuard Prime EPS and CGuard EPS on a Country-by-Country Basis

Countries	CGuard EPS Approval	CGuard EPS Sales	MGuard Prime EPS Approval		MGuard Prime EPS Sales
Argentina	Y	Y	Y		Y
Australia	Y	Y	N		Y	(1)
Austria	Y	Y	Y		Y
Belarus	Y	Y	Y		Y
Belgium	Y	Y	Y		Y
Brazil	Y	Y	Y		Y
Bulgaria	Y	Y	Y		Y
Chile	Y	Y	N		Y	(2)
Colombia	Y	Y	Y		Y
Croatia	Y	N	Y		Y
Cyprus	Y	Y	Y		Y
Czech Republic	Y	Y	Y		Y
Denmark	Y	Y	Y		N	(3)
Dominican Republic	Y	Y	Y		Y
Ecuador	Y	Y	Y		Y
Estonia	Y	Y	Y		Y
Finland	Y	Y	Y		Y
France	Y	Y	Y		Y
Germany	Y	Y	Y		Y
Greece	Y	Y	Y		N	(3)
Netherlands	Y	Y	Y		Y
Hong Kong	Y	Y	N		N
Hungary	Y	Y	Y		Y
Iceland	Y	N	Y		N
India	Y	Y	N		N
Ireland	Y	Y	Y		Y
Israel	Y	Y	Y		Y
Italy	Y	Y	Y		Y
Latvia	Y	Y	Y		Y
Lithuania	Y	Y	Y		Y
Liechtenstein	Y	N	Y		N
Luxembourg	Y	N	Y		Y
Malaysia	N	N	N		Y	(3)
Malta	Y	N	Y		Y
Mexico	Y	Y	Y		Y
Montenegro	Y	N	Y		N
New Zealand	Y	N	N		N
Norway	Y	N	Y		Y
Peru	Y	Y	Y		N
Poland	Y	Y	Y		Y
Portugal	Y	Y	Y		N
Romania	Y	Y	Y		Y
Russia	Y	Y	Y		Y
Saudi Arabia	N	N	N		Y	(4)
Serbia	Y	Y	Y		N
Slovakia	Y	Y	Y		Y
Slovenia	Y	Y	Y		Y
South Africa	Y	Y	Y	(5)	Y
Spain	Y	Y	Y		Y
Sweden	Y	Y	Y		Y
Switzerland	Y	Y	Y		Y
Turkey	Y	Y	Y		Y
Venezuela	N	N	N		N
Vietnam	Y	Y	Y		Y
Ukraine	Y	Y	N		N
United Kingdom	Y	Y	Y		Y

(1)	The approval expired and per management decision it was decided not to renew it.

(2)	Chile is a non-regulated market, the health system in Chile only relies on CE mark or FDA certificates.

(3)	The approval expired and per management decision it was decided not to renew it.

(4)	The approval expired in November 2017. We have not had sales of MGuard Prime EPS in Saudi Arabia since 2014.

(5)	The certificate evidencing regulatory approval for MGuard Prime EPS in South Africa was held by our former distributor in South Africa, and we cannot guarantee that it is in full force and effect. Our distribution agreement with the distributor in South Africa expired pursuant to the terms of such distribution agreement on February 1, 2015, and we have not had sales of MGuard Prime EPS in South Africa since 2015

FDA Government Regulation of Medical Devices for Human Subjects

Many of our activities are subject to regulatory oversight by the FDA under provisions of the Federal Food, Drug, and Cosmetic Act and regulations thereunder, including regulations governing the development, marketing, labeling, promotion, manufacturing, and export of medical devices.

FDA Approval/Clearance Requirements

In the United States, Class II or III medical devices must be cleared or approved by the FDA prior to commercialization. Unless an exemption applies, each medical device that we market or wish to market in the United States must receive 510(k) clearance or premarket approval. Medical devices that receive 510(k) clearance are “cleared” by the FDA to market, distribute, and sell in the United States. Medical devices that obtain a premarket approval by the FDA are “approved” to market, distribute, and sell in the United States. We anticipate filing a premarket approval application in the future and do not anticipate filing a 510(k) premarket notification. Even though we do not anticipate filing a 510(k), we cannot be certain that the FDA will find it more appropriate for us to file a 510(k) premarket notification instead of a premarket approval application. Further, we cannot be sure that we will ever obtain premarket approval. Descriptions of the premarket approval and 510(k) clearance processes are provided below.

Class I devices are those for which safety and effectiveness can be assured by adherence to the FDA’s general regulatory controls for medical devices, or the General Controls, which include compliance with the applicable portions of the FDA’s quality system regulations, facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials. Some Class I devices also require premarket clearance by the FDA through the 510(k) process described below.

Class II devices are subject to the FDA’s General Controls, and any other special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. Premarket review and clearance by the FDA for Class II devices is accomplished through the 510(k) process. Pursuant to the Medical Device User Fee and Modernization Act of 2002 (MDUFMA), as of October 2002, unless a specific exemption applies, 510(k) submissions are subject to user fees. Certain Class II devices are exempt from this premarket review process. The FDA has recently indicated that it intends to modernize the 510(k) process and has issued new guidance documents that may change the way that devices are cleared by the FDA.

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

The FDA decides whether a device line must undergo either the 510(k) clearance or premarket approval based on statutory criteria that utilize a risk-based classification system. Premarket approval is the FDA process of scientific and regulatory review to evaluate the safety and effectiveness of Class III medical devices and, in many cases, Class II medical devices. Class III devices are those that support or sustain human life, are of substantial importance in preventing impairment of human health, or which present a potential, unreasonable risk of illness or injury. The FDA uses these criteria to decide whether a premarket approval or a 510(k) is appropriate, including the level of risk that the agency perceives is associated with the device and a determination by the agency of whether the product is a type of device that is similar to devices that are already legally marketed. Devices deemed to pose relatively less risk are placed in either Class I or II. In many cases, the FDA requires the manufacturer to submit a 510(k) requesting clearance (also referred to as a premarket notification), unless an exemption applies. The 510(k) must demonstrate that the manufacturer’s proposed device is “substantially equivalent” in intended use and in safety and effectiveness to a legally marketed predicate device. A “predicate device” is a pre-existing medical device to which equivalence can be drawn, that is either in Class I, Class II, or is a Class III device that was in commercial distribution before May 28, 1976, for which the FDA has not yet called for submission of a premarket approval application.

We expect that unless an exemption applies, each medical device that we market or wish to market in the United States must receive 510(k) clearance or premarket approval. Medical devices that receive 510(k) clearance are “cleared” by the FDA to market, distribute, and sell in the United States. Medical devices that obtain a premarket approval by the FDA are “approved” to market, distribute, and sell in the United States. We anticipate that each device that we wish to commercialize will be considered a Class III device by the FDA and therefore we anticipate filing a premarket approval application in the future and do not anticipate filing a 510(k) premarket notification. Even though we do not anticipate filing a 510(k), we cannot be certain that the FDA will find it more appropriate for us to file a 510(k) premarket notification instead of a premarket approval application or that applications of our technology may not be considered Class II devices. Further, we cannot be sure that we will ever obtain a premarket approval. Descriptions of the premarket approval and 510(k) clearance processes are provided below.

Premarket Approval Pathway

We expect that current and future applications of our technology will result in medical devices that are considered Class III devices subject to premarket approval. A premarket approval application must be submitted if a device cannot be cleared through the 510(k) process. A premarket approval application must be supported by extensive data including, but not limited to, analytical, preclinical, clinical trials, manufacturing, statutory preapproval inspections, and labeling to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use. Before a premarket approval application is submitted, a manufacturer must apply for an IDE. If the device presents a “significant risk,” as defined by the FDA, to human health, the FDA requires the device sponsor to file an IDE application with the FDA and obtain IDE approval prior to initiation of enrollment of human subjects for clinical trials. The IDE provides the manufacturer with a legal pathway to perform clinical trials on human subjects where without the IDE, only approved medical devices may be used on human subjects.

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

A clinical trial may be suspended by either the FDA or the IRB at any time for various reasons, including a belief that the risks to the study participants outweigh the benefits of participation in the study. Even if a study is completed, clinical testing results may not demonstrate the safety and efficacy of the device, or they may be equivocal or otherwise insufficient to obtain approval of the product being tested. After the clinical trials have been completed, if at all, and the clinical trial data and results are collected and organized, a manufacturer may complete a premarket approval application.

After a premarket approval application is sufficiently complete, the FDA will accept the application and begin an in-depth review of the submitted information. By statute, the FDA has 180 days to review the “accepted application,” although, generally, review of the application can take between one and three years, but it may take significantly longer. During this review period, the FDA may request additional information or clarification of information already provided. Also, during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The preapproval inspections conducted by the FDA include an evaluation of the manufacturing facility to ensure compliance with the Quality Systems Regulations, as well as inspections of the clinical trial sites by the Bioresearch Monitoring group to evaluate compliance with good clinical practice and human subject protections. New premarket approval applications or premarket approval supplements are required for modifications that affect the safety or effectiveness of the device, including, for example, certain types of modifications to the device’s indication for use, manufacturing process, labeling and design. Significant changes to an approved premarket approval require a 180-day supplement, whereas less substantive changes may utilize a 30-day notice, or a 135-day supplement. Premarket approval supplements often require submission of the same type of information as a premarket approval application, except that the supplement is limited to information needed to support any changes from the device covered by the original premarket approval application, and it may not require as extensive clinical data or the convening of an advisory panel.

510(k) Clearance Pathway

We do not currently market, distribute, or sell any products that have market clearance by the FDA under its 510(k) process. If, in the future, we develop products where 510(k) clearance is required, we would be required to submit a 510(k) demonstrating that such proposed devices are substantially equivalent to a respective previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976, for which the FDA has not yet called for the submission of 510(k). The FDA’s 510(k) clearance pathway usually takes from three to twelve months but could take longer. In some cases, the FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence.

If a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a new or major change in its intended use, will require a new 510(k) clearance or, depending on the modification, a premarket approval. The FDA requires each device manufacturer to determine whether the proposed change requires submission of a new 510(k) or a premarket approval, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or premarket approval of the modified device is obtained.

Pervasive and Continuing FDA Regulation

A host of regulatory requirements apply to our approved devices, including the quality system regulation (which requires manufacturers to follow elaborate design, testing, control, documentation and other quality assurance procedures), the Medical Device Reporting regulations (which require that manufacturers report to the FDA specified types of adverse events involving their products), labeling regulations, and the FDA’s general prohibition against promoting products for unapproved or “off-label” uses. Class II devices also can have special controls such as performance standards, post-market surveillance, patient registries, and FDA guidelines that do not apply to Class I devices.

A noncomprehensive list of the regulatory requirements that apply to our approved products classified as medical devices include:

●	product listing and establishment registration, which helps facilitate FDA inspections and other regulatory action;

●	Quality Systems Regulations, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the development and manufacturing process;

●	labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label use or indication;

●	clearance of product modifications that could significantly affect safety or efficacy or that would constitute a major change in intended use of one of our cleared devices;

●	approval of product modifications that affect the safety or effectiveness of one of our cleared devices;
●	medical device reporting regulations, which require that manufacturers comply with FDA requirements to report if their device may have caused or contributed to a death or serious injury, or has malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the device or a similar device were to recur;

●	post-approval restrictions or conditions, including post-approval study commitments;

●	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device;

●	the FDA’s recall authority, whereby it can ask, or under certain conditions order, device manufacturers to recall from the market a product that is in violation of governing laws and regulations;

●	regulations pertaining to voluntary recalls; and,

●	notices of corrections or removals.

We do not currently have a registered establishment with the FDA. If we are approved or cleared to manufacture, prepare, or process a device in the United States, we and any third-party manufacturers that we may use must will be required to register our establishments with the FDA. As such, we and our manufacturing facilities will be subject to FDA inspections for compliance with the FDA’s Quality System Regulation. Additionally, some of our subcontractors may also be subject to FDA announced and unannounced inspections for compliance with the FDA’s Quality System Regulation. These regulations will require that we manufacture our products and maintain our documents in a prescribed manner with respect to design, manufacturing, testing and quality control activities. As a medical device manufacturer, we will further be required to comply with FDA requirements regarding the reporting of adverse events associated with the use of our medical devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. FDA regulations also govern product labeling and prohibit a manufacturer from marketing a medical device for unapproved applications.

Our CGuard EPS is classified as a Class III medical device by the FDA. Class III medical devices are generally the highest risk devices and are therefore subject to the highest level of regulatory control by the FDA, since the FDA process of premarket approval involves scientific and regulatory review to evaluate the safety and effectiveness of Class III medical devices for the purpose(s) intended. The FDA will either approve or deny a premarket approval application and we cannot market a device unless or until the FDA approves a premarket approval application.

We expect the approval process in the U.S. to take a significant amount of time, require the expenditure of significant resources, involve rigorous clinical investigations and testing, and potentially require changes to products. The approval process may result in limitations on the indicated uses of the medical devices for which we are able to obtain approval (since the FDA can take action against a company that promotes off-label uses) and will also require increased post-market surveillance.

U.S. Healthcare Laws and Regulations

In addition to the FDA regulations, there are a variety of other healthcare laws and regulations to which we may be subject if any of our products are marketed, sold, distributed, and/or utilized in the United States. Of specific note are federal and state fraud and abuse laws, which prohibit the payment or receipt of kickbacks, bribes or other remuneration, including the offer or solicitation of such payment, intended to induce or reward the purchase, recommendation or generation of business involving healthcare products any item or service payable by a health-care program. Other provisions of federal and state laws prohibit presenting, or causing to be presented, to third party payors (including, government program, such as Medicare and Medicaid) for reimbursement, claims that are false or fraudulent, or which are for items or services that were not provided as claimed. In addition, other healthcare laws and regulations may apply, such as transparency and reporting requirements, and privacy and security requirements. Violations of these laws can lead to civil and criminal penalties, including exclusion from participation in federal and state healthcare programs, any of which could have a material adverse effect on our business. These laws are potentially applicable to manufacturers of products regulated by the FDA as medical devices, such as us, and hospitals, physicians and other institutional or individual providers that may refer or purchase such products. The healthcare laws that may be applicable to our business or operations include, but are not limited to:

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

Properties

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

On July 10, 2019, Bosti Trading Ltd., a former distributor in Russia (“Bosti”), filed suit with the Tel Aviv-Jaffa District Court in Israel, or the Complaint, against InspireMD Ltd., claiming damages for alleged breaches by InspireMD Ltd. under the Distribution Agreement, dated May 26, 2011, between Bosti and InspireMD Ltd., in connection with the voluntary field corrective action of our MGuard Prime EPS we initiated in 2014. Bosti claimed that Bosti and its Russian subsidiary returned 1,830 units of MGuard Prime EPS to InspireMD Ltd. upon initiation of the voluntary filed action, and, since the Russian Ministry of Health prohibited distribution of MGuard Prime EPS on August 28, 2014, and did not approve distribution MGuard Prime EPS until September 20, 2016, Bosti was entitled to recover from InspireMD Ltd. €1,830,000 (which is approximately $2 million), the amount Bosti was due to receive from its Russian subsidiary, or alternatively, €1,024,000 (which is approximately $1.1 million), the amount Bosti paid to InspireMD Ltd., for the MGuard Prime EPS returned to InspireMD Ltd. On January 31, 2020, InspireMD Ltd. filed with court its letter of defense in which it contested this matter vigorously. On January 21, 2021, we executed a Mediation Agreement with Bosti and InspireMD Ltd., pursuant to which Bosti agreed to release the Company from all claims stated in the Complaint in exchange for a payment of $580,000, which we paid on January 25, 2021.

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

Human Capital Management

As of December 31, 2020, we had 48 employees 45 full-time and 3 part-time, consisting of two in executive management, five in research and development, four in quality assurance and compliance, five in finance and accounting, 18 in operations/production, 11 in sales, marketing and clinical, and three in all other miscellaneous roles, including business development, information technology services, and administration. Except for four of our employees in Europe, our employees are not party to any collective bargaining agreements. We do not expect the collective bargaining agreements to which our employees are party to have a material effect on our business or results of operations. We also employ two independent contractors in Poland.

We believe that our future success will depend, in part, on our continued ability to attract, hire and retain qualified personnel. In particular, we depend on the skills, experience and performance of our senior management and research personnel. We compete for qualified personnel with other medical device, biotechnology, pharmaceutical and healthcare companies, as well as universities and non-profit research institutions.

We provide competitive compensation and benefits programs to help meet the needs of our employees. In addition to salaries, these programs (which vary by country/region and employment classification) include incentive compensation plan, pension, healthcare and insurance benefits, paid time off, family leave, and on-site services, among others. We also use targeted equity-based grants with vesting conditions to facilitate retention of personnel, particularly for our key employees.

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health and safety of our employees. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes having employees work from home, while implementing additional safety measures for employees continuing critical on-site work.

We consider our relations with our employees to be good.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” immediately following this prospectus summary. These risks include, among others, the following:

●	the COVID-19 pandemic has caused interruptions or delays of our business plan and may have a significant adverse effect on our business;

●	we have a history of net losses and may experience future losses;

●	we will need to raise additional capital to meet our business requirements in the future, and such capital raising may be costly or difficult to obtain and could dilute our stockholders’ ownership interests;

●	we may become subject to claims by much larger and better capitalized competitors enforcing their intellectual property rights against us or seeking to invalidate our intellectual property or our rights thereto;

●	there are inherent limitations in all control systems, and misstatements due to error or fraud may occur and not be detected;

●	clinical trials necessary to support a pre-market approval application will be lengthy and expensive and will require the enrollment of a large number of patients, and suitable patients may be difficult to identify and recruit. Any such delay or failure of clinical trials could prevent us from commercializing our stent products, which would materially and adversely affect our results of operations and the value of our business;

●	our products may in the future be subject to product notifications, recalls, or voluntary market withdrawals that could harm our reputation, business and financial results;

●	completing clinical trials for CGuard EPS in the United States require meeting a number of regulatory requirements and must be conducted in compliance with the FDA’s IDE regulations. Failure to maintain compliance with IDE regulations could have a material adverse effect on our business;

●	though necessary to pursue FDA premarket approval, pre-clinical and clinical trials are inherently lengthy and expensive and subject to any number of regulatory and/or clinical difficulties that can cause further delays, additional costs, and/or rejection by the FDA, and any such delay, added cost, or failure in connection with any future clinical trials could prevent us from commercializing our MicroNet products in the United States, which would materially and adversely affect our results of operations and the value of our business;

●	we may be subject, directly or indirectly, to applicable U.S. federal and state anti-kickback, false claims laws, physician payment transparency laws, fraud and abuse laws or similar healthcare and security laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings;

●	we may be exposed to product liability claims and insurance may not be sufficient to cover these claims;

●	even if one or more of our products are approved by the FDA, we may fail to obtain an adequate level of reimbursement for our products by third party payors, such that there may be no commercially viable markets for our products or the markets may be much smaller than expected;

●	in the United States and European Union, our business could be significantly and adversely affected by healthcare reform initiatives and/or other legislation or judicial interpretations of existing or future healthcare laws and/or regulations;

●	if we are unable to obtain and maintain intellectual property protection covering our products, others may be able to make, use or sell our products, which would adversely affect our revenue;

●	we are an international business, and we are exposed to various global and local risks that could have a material adverse effect on our financial condition and results of operations venue;

●	the market prices of our common stock and our publicly traded warrants are subject to fluctuation and have been and may continue to be volatile, which could result in substantial losses for investors;

●	our common stock could be delisted from the NYSE American if we fail to meet the NYSE American’s stockholders’ equity continued listing standards. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from the NYSE American;

●	a low trading price could lead the NYSE American to take actions toward delisting our common stock, including immediately suspending trading in our common stock;

●	offers or availability for sale of a substantial number of shares of our common stock may cause the price of our publicly traded securities to decline;

●	we anticipate being subject to fluctuations in currency exchange rates because we expect a substantial portion of our revenues will be generated in Euros and U.S. dollars, while a significant portion of our expenses will be incurred in New Israeli Shekels;

●	if there are significant shifts in the political, economic and military conditions in Israel and its neighbors, it could have a material adverse effect on our business relationships and profitability;

●	it may be difficult for investors in the United States to enforce any judgments obtained against us or some of our directors or officers;

Risks Related to Our Business

The COVID-19 pandemic has caused interruptions or delays of our business plan and may have a significant adverse effect on our business.

In an effort to contain and mitigate the spread of COVID-19, a strain of coronavirus which the World Health Organization, or WHO, declared to be a pandemic on March 12, 2020, many countries have imposed unprecedented restrictions on travel, quarantines and other public health safety measures. At this point, the extent to which COVID-19 may impact our business cannot be estimated; however, procedures with CGuard EPS, which are generally scheduled or non-emergency procedures, have mostly been postponed as hospitals shift resources to patients affected by COVID-19, and it is highly plausible that this trend will continue. We anticipate that the continuation of the pandemic and related restrictions and safety measures would likely result in continued fluctuations in sales of our products for the upcoming periods.

Certain component parts of our delivery system are sourced from countries that have been impacted by COVID-19, and the continued pandemic and spreading of COVID-19 may adversely impact our suppliers and in turn our manufacture of CGuard EPS. Although the manufacturing of our products in Israel has not been materially impacted by COVID-19 as of February 2021, we cannot guarantee that we will continue to manufacture at full capacity in the event that pandemic persists and further restrictions are imposed.

The extent to which COVID-19 will impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus. The actions to contain COVID-19 or treat its impact, the efficacy and scale of the various vaccines currently deployed across the world, among others. Moreover, COVID-19 has had indeterminable adverse effects on general commercial activity and the world economy, and our business and results of operations could be adversely affected to the extent that COVID-19 or any other epidemic continues to harm the global economy generally.

We have a history of net losses and may experience future losses.

We have yet to establish any history of profitable operations. We reported a net loss of $10.5 million for the fiscal year ended December 31, 2020, and had a net loss of approximately $10 million during the fiscal year ended December 31, 2019. As of December 31, 2020, we had an accumulated deficit of $168 million. We expect to incur additional operating losses for the foreseeable future. There can be no assurance that we will be able to achieve sufficient revenues throughout the year or be profitable in the future.

We will need to raise additional capital to meet our business requirements in the future, and such capital raising may be costly or difficult to obtain and could dilute our stockholders’ ownership interests.

In order for us to pursue our business objectives without materially curtailing our operations, we will need to raise additional capital, which additional capital may not be available on reasonable terms or at all. For instance, we will need to raise additional funds to accomplish the following:

●	furthering our efforts to ultimately seek the FDA approval for commercial sales of CGuard EPS in the United States;

●	development of our current and future products, including CGuard EPS enhancements;

●	pursuing growth opportunities, including more rapid expansion and funding regional distribution systems;

●	making capital improvements to improve our infrastructure;

●	hiring and retaining qualified management and key employees;

●	responding to competitive pressures;

●	complying with regulatory requirements such as licensing and registration; and

●	maintaining compliance with applicable laws.

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

Based on the prolific litigation that has occurred in the stent industry and the fact that we may pose a competitive threat to some large and well-capitalized companies that own or control patents relating to stents and their use, manufacture and delivery, we believe that it is possible that one or more third parties will assert a patent infringement claim against the manufacture, use or sale of our stents based on one or more of these patents. These companies also own patents relating to the use of drugs to treat restenosis, stent architecture, catheters to deliver stents, and stent manufacturing and coating processes and compositions, as well as general delivery mechanism patents like rapid exchange, which might be alleged to cover one or more of our products. In addition, it is possible that a lawsuit of which we are not aware asserting patent infringement, misappropriation of intellectual property, or related claims may have already been filed against us. As the number of competitors in the stent market grows and as the geographies in which we commercially market grow in number and scope, the possibility of patent infringement by us, and/or a patent infringement or misappropriation claim against us, increases.

Our competitors have maintained their positions in the market by, among other things, establishing intellectual property rights relating to their products and enforcing these rights aggressively against their competitors and new entrants into the market. All the major companies in the field of stents and related markets, including Boston Scientific Corporation, C.R. Bard, Inc., W.L. Gore & Associates, Inc. and Medtronic, Inc., have been repeatedly involved in patent litigation relating to stents since at least 1997. The field of stents and related markets have experienced rapid technological change and obsolescence in the past, and our competitors have strong incentives to stop or delay the introduction of new products and technologies. We may pose a competitive threat to many of the companies in these markets. Accordingly, these companies will have a strong incentive to take steps, through patent litigation or otherwise, to prevent us from distributing our products. Such litigation or claims would divert attention and resources away from the development and/or commercialization of our products and could result in an adverse court judgment that would make it impossible or impractical to sell our products in one or more territories.

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

In addition, we rely on a third-party vendor to perform the sterilization process. A third-party vendor’s failure to properly sterilize a component may cause delays or disruptions in our manufacturing process. During the fiscal year ended December 31, 2019, our third-party sterilizer’s equipment failures resulted in significant interruption in sterilized product supply for the majority of the first quarter. As a result of this interruption in the delivery of sterilized products and our limited inventory levels on hand prior to this interruption, we were unable to fulfill a significant portion of the orders received during the fiscal year ended December 31, 2019.

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

Risks Related to our Products, Clinical Trials and Regulatory Matters

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

Clinical trials necessary to support a pre-market approval application to the FDA for our CGuard EPS stent will be expensive and will require the enrollment of a large number of patients, and suitable patients may be difficult to identify and recruit, which may cause a delay in the development and commercialization of our product candidates. Patient enrollment in clinical trials and the ability to successfully complete patient follow-up depends on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and efficacy of our products, or they may be persuaded to participate in contemporaneous clinical trials of competitive products. In addition, patients participating in our clinical trials may die before completion of the trial or suffer adverse medical events unrelated to or related to our products. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial may cause an increase in costs and delays or result in the failure of the clinical trial.

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

Completing clinical trials for CGuard EPS in the United States require meeting a number of regulatory requirements and must be conducted in compliance with the FDA’s IDE regulations. Failure to maintain compliance with IDE regulations could have a material adverse effect on our business.

Clinical trials involve use of a medical device candidate (or drug, biological, or other product candidate, as applicable) on human subjects under the supervision of qualified investigators in accordance with current Good Clinical Practices, including the requirement that all research subjects provide informed consent for their participation in the clinical study. The FDA classifies medical device candidates into “significant risk” and “non-significant risk” devices. Significant risk devices present a potential for serious risk to the health, safety, or welfare of a subject. Examples may include implants, devices that support or sustain human life, and devices that are substantially important in diagnosing, curing, mitigating, or treating disease or in preventing impairment to human health. If a medical device candidate presents a significant risk, an IDE application must be submitted and approved prior to commencing any human clinical trials in the United States in connection with such device. The FDA may approve, conditionally approve, or deny an IDE or it may require further information and, thus, delay approval. On September 8, 2020, we received IDE approval for CGuard™ Carotid Stent System, CARENET-III.

In addition to our recent IDE approval for CGuard™ Carotid Stent System, CARENET-III, we must apply for and obtain IRB approval of the proposed CGuard EPS clinical study in connection with each clinical site before commencing any study activities. A written protocol with predefined end points, an appropriate sample size, and pre-determined patient inclusion and exclusion criteria, is also required before we may initiate or conduct the CGuard EPS trial. If we obtain IDE approval, IRB approval, and meet all of the other applicable requirements that must be met before beginning clinical trials in the United States, we will, then, be able to lawfully initiate the clinical investigation of the safety and effectiveness of CGuard EPS in the United States.

Importantly, the CGuard EPS clinical trial and any others that we may conduct in the future, must be conducted in accordance with the FDA’s IDE regulations, which, among other things, establish requirements for investigational device labeling, prohibit pre-approval promotion of a device candidate, and specify recordkeeping, reporting, and monitoring responsibilities of study sponsors and study investigators.

We may not be able to obtain IRB approval to undertake clinical trials in the United States for CGuard EPS or any new devices we intend to market in the United States in the future. If we do obtain such approvals, we may not be able to conduct studies which comply with the IDE and other regulations governing clinical investigations or the data from any such trials may not support clearance or approval of the investigational device. Failure to obtain such approvals or to comply with such regulations could have a material adverse effect on our business, financial condition and results of operations.

Relatedly, certainty that clinical trials will meet desired endpoints, produce meaningful or useful data, and be free of unexpected adverse effects, or that the FDA will accept the validity of foreign clinical study data, as applicable, cannot be guaranteed, and such uncertainty could preclude or delay regulatory approvals and commercialization, resulting in significant financial costs and reduced revenue. Moreover, the timing of the commencement, continuation, and completion of any future clinical trial may be subject to significant delays attributable to various causes, including, but not limited to, scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, failure of patients to complete the clinical trial, delay in or failure to meet regulatory and/or IRB requirements to conduct a clinical trial at a one or more prospective sites, and shortages of supply in the investigational device.

Though necessary to pursue FDA’s premarket approval, pre-clinical and clinical trials are inherently lengthy and expensive and subject to any number of regulatory and/or clinical difficulties that can cause further delays, additional costs, and/or rejection by the FDA, and any such delay, added cost, or failure in connection with any future clinical trials could prevent us from commercializing our MicroNet products in the United States, which would materially and adversely affect our results of operations and the value of our business.

As part of the regulatory process, we must conduct clinical trials for each product candidate to demonstrate safety and efficacy to the satisfaction of the regulatory authorities, including, if we seek in the future to sell our products in the United States, the FDA. Clinical trials are subject to rigorous regulatory requirements and are expensive and time-consuming to design and implement. They require the enrollment of a large number of patients, and suitable patients may be difficult to identify and recruit, which may cause a delay in the development and commercialization of our product candidates. In some trials, a greater number of patients and a longer follow-up period may be required. Patient enrollment in clinical trials and the ability to successfully complete patient follow-up depends on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and efficacy of our products, or they may be persuaded to participate in contemporaneous clinical trials of competitive products. In addition, patients participating in our clinical trials may die before completion of the trial or suffer adverse medical events unrelated to or related to our products. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial may cause an increase in costs and delays or result in the failure of the clinical trial.

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

The FDA also requires that our sales and marketing efforts, as well as promotions, be consistent with various laws and regulations. Approved medical device promotions must be consistent with and not contrary to labeling, balanced, truthful and not false or misleading, adequately substantiated (when required), and include adequate directions for use. In addition to the requirements applicable to approved products, we may also be subject to enforcement action in connection with any promotion of an investigational new device. A sponsor or investigator, or any person acting on behalf of a sponsor or investigator, may not represent in a promotional context that an investigational new device is safe or effective for the purposes for which it is under investigation or otherwise promote the device.

If the FDA investigates our marketing and promotional materials or other communications and finds that any of our investigational devices, or future commercial products, if any, are being marketed or promoted in violation of the applicable regulatory restrictions, we could be subject to the enforcement actions listed above, among others. Any enforcement action (or related lawsuit, which could follow such action) brought against us in connection with alleged violations of applicable device promotion requirements, or prohibitions, could harm our business and our reputation, as well as the reputation of any devices that may be approved for marketing in the U.S. in the future.

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

We market our products in international markets. In order to market our products in other foreign jurisdictions, we must obtain separate regulatory approvals from the appropriate governing body in each applicable country. The approval processes vary among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain CE mark or FDA approval. Foreign regulatory approval processes may include all of the risks associated with obtaining CE mark or FDA approval in addition to other risks. We may not obtain foreign regulatory approvals on a timely basis, if at all. CE mark approval or any future FDA approval does not ensure approval by regulatory authorities in other countries. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in certain markets.

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

Even if one or more of our products are approved by the FDA, we may fail to obtain an adequate level of reimbursement for our products by third party payors, such that there may be no commercially viable markets for our products or the markets may be much smaller than expected.

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

Some of the provisions of the Affordable Care Act have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as recent efforts by the Trump presidential administration to repeal or replace certain aspects of the Affordable Care Act. Since January 2017, the president has signed two executive orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The TCJA includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare plans, commonly referred to as the “donut hole.” In July 2018, the Centers for Medicare and Medicaid Services, or CMS, published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment.

The Trump administration has also taken executive actions to undermine or delay implementation of the Affordable Care Act. Since January 2017, the President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. One Executive Order directs federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the Affordable Care Act. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the Affordable Care Act for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in Affordable Care Act risk corridor payments to third-party payors who argued such payments were owed to them, which the U.S. Supreme Court is reviewing during its current term. The effects of this gap in reimbursement on third-party payors, the viability of the Affordable Care Act marketplace, providers, and potentially our business, are not yet known.

We cannot predict the impact that such actions against the Affordable Care Act will have on our business, and there is uncertainty as to what healthcare programs and regulations may be implemented or changed at the federal and/or state level in the United States, or the effect of any future legislation or regulation. Furthermore, we cannot predict what actions the Biden administration will implement in connection with the Affordable Care Act. However, it is possible that such initiatives could have an adverse effect on our ability to obtain approval and/or successfully commercialize products in the United States in the future. For example, any changes that reduce, or impede the ability to obtain, reimbursement for the type of products we intend to commercialize in the United States (or our products more specifically, if approved) or reduce medical procedure volumes could adversely affect our business plan to introduce our products in the United States.

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

General Risk Factors

If we are unable to obtain and maintain intellectual property protection covering our products, others may be able to make, use or sell our products, which would adversely affect our revenue.

Our ability to protect our products from unauthorized or infringing use by third parties depends substantially on our ability to obtain and maintain valid and enforceable patents. Similarly, the ability to protect our trademark rights might be important to prevent third party counterfeiters from selling poor quality goods using our designated trademarks, and trade names. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering medical devices and pharmaceutical inventions and the scope of claims made under these patents, our ability to enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any of our pending patent applications and patents may not provide us with commercially meaningful protection for our products or may not afford a commercial advantage against our competitors or their competitive products or processes. In addition, patents may not be issued from any pending or future patent applications owned by or licensed to us, and moreover, patents that may be issued to us now or in the future may later be found invalid or unenforceable. Further, even if valid and enforceable, our patents may not be sufficiently broad to prevent others from marketing products like ours, despite our patent rights.

The validity of our patent claims depends, in part, on whether prior art references exist that describe or render obvious our inventions as of the filing date of our patent applications. We may not have identified all prior art, such as U.S. and foreign patents or published applications or published scientific literature, that could adversely affect the patentability of our issued patents and pending patent applications. For example, some material references may be in a foreign language and may not be uncovered during examination of our patent applications. Additionally, patent applications in the United States are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the U.S. Patent and Trademark Office for the entire time prior to issuance as a U.S. patent. Patent applications filed in countries outside the U.S. are not typically published until at least 18 months from their first filing date. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Therefore, we cannot be certain that we were the first to invent, or the first to file patent applications relating to, our stent technologies. Third parties may initiate adversarial proceedings, known as an inter-partes review (IPR) in the U.S. Patent and Trademark Office to challenge the validity of our patent claims in the United States. It is possible that we may be unsuccessful in the proceedings, resulting in a loss of some portion or all of our patent rights in the United States.

In addition, statutory differences in patentable subject matter among jurisdictions may limit the protection we can obtain on certain of the technologies we develop. The laws of some foreign jurisdictions do not offer the same protection to, or may make it more difficult to effect the enforcement of, proprietary rights as in the United States. This risk may be exacerbated if we move our manufacturing to certain countries in Asia. If we encounter such difficulties or are otherwise precluded from effectively protecting our intellectual property rights in any foreign jurisdictions, our business prospects could be substantially harmed.

Our initiation of litigation to enforce our patent rights may prompt adversaries in such litigation to challenge the validity, scope, ownership, or enforceability of our patents. Third parties can sometimes bring challenges against a patent holder to resolve these issues, as well. If a court decides that any such patents are not valid, not enforceable, not wholly owned by us, or are of a limited scope, we may not have the right to stop others from using our inventions. Also, even if our patent rights are determined by a court to be valid and enforceable, they may not be sufficiently broad to prevent others from marketing products similar to ours or designing around our patents, despite our patent rights, nor do they provide us with freedom to operate unimpeded by the patent and other intellectual property rights of others that may cover our products. We may be forced into litigation to uphold the validity of the claims in our patent portfolio, as well as our ownership rights to such intellectual property, and litigation is often an uncertain and costly process.

We may not be able to protect our trade secrets adequately. Although we rely on non-disclosure and confidentiality agreements with employees, consultants and other parties to protect, in part, trade secrets and other proprietary technology, these agreements may be breached and we may not have adequate remedies for such breach. Moreover, others may independently develop equivalent proprietary information, and third parties may otherwise gain access to our trade secrets and proprietary knowledge. Any disclosure of confidential data into the public domain or to third parties could allow competitors to learn our trade secrets and use the information in competition against us.

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

For example, the COVID-19 pandemic has significantly affected most of the world, including each of our primary markets, resulting in, among other things, government-imposed quarantines and other public health safety measures. At this point, the extent to which the coronavirus may impact our business cannot be estimated; however, procedures with CGuard EPS, which are generally scheduled or non-emergency procedures, have seen extended postponements since the onset of COVID-19 as hospitals shift resources to patients affected by the coronavirus, and it is highly plausible that this trend will continue. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus, the actions to contain COVID-19 or treat its impact, the efficacy and scale of the various vaccines currently deployed across the world, among others. Moreover, COVID-19 has had indeterminable adverse effects on general commercial activity and the world economy, and our business and results of operations could be adversely affected to the extent that COVID-19 or any other epidemic continues to harm the global economy generally.

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

Our Planned Reverse Split may not result in a proportional increase in the per share price of our common stock.

We intend to effect the Planned Reverse Split (as defined below) with the primary intent of increasing the price of our common stock in order to meet the initial listing requirements of the Nasdaq Capital Market and, secondly, to provide appropriate flexibility we require to issue shares in the event that our board of directors determines that it is necessary or appropriate to (i) raise additional capital through the sale of equity securities, (ii) enter into strategic business transactions, (iii) provide equity incentives to directors, officers and employees pursuant to equity compensation plans or (iv) further other corporate purposes. The effect of the Planned Reverse Split on the market price for our common stock cannot be accurately predicted. In particular, we cannot assure you that the proportionate increase in the price of our common stock immediately after the Planned Reverse Split from the price for shares of our common stock immediately before the Planned Reverse Split will be maintained for us to meet the initial listing requirements of the Nasdaq Capital Market or that the such market prices will be maintained for a substantial period of time. It is not uncommon for the market price of a company’s common stock to decline in the period following a reverse stock split. If the market price of our common stock declines following the Planned Reverse Split, the percentage decline may be greater than would occur in the absence of the Planned Reverse Split. The market price of our common stock may also be affected by other factors which may be unrelated to the Planned Reverse Split or the number of shares outstanding.

Moreover, because some investors may view the Planned Reverse Split negatively, we cannot assure you that the Planned Reverse Split will not adversely impact the market price of our common stock. Accordingly, our total market capitalization after the Planned Reverse Split may be lower than the market capitalization before the Planned Reverse Split.

Our common stock could be delisted from the NYSE American if we fail to meet the NYSE American’s stockholders’ equity continued listing standards. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from the NYSE American.

On August 7, 2019, we received a notice indicating that we do not meet certain of the NYSE American’s continued listing standards as set forth in Part 10 of the Company Guide. Specifically, we were not in compliance with Section 1003(a)(iii) of the Company Guide because we reported stockholders’ equity of less than $6 million as of June 30, 2019, and had net losses in our five most recent fiscal years ended December 31, 2018. As a result, we had become subject to the procedures and requirements of Section 1009 of the Company Guide. On August 25, 2019, we submitted a plan of compliance to NYSE Regulation, addressing how we intend to regain compliance with Section 1003(a)(iii) of the Company Guide by August 7, 2020, and on October 11, 2019, NYSE American accepted our plan. On August 7, 2020, the NYSE American approved such plan and, accordingly and as of such date, we are compliant with all of the NYSE American LLC continued listing standards set forth in Part 10 of the NYSE American Company Guide. In particular, we regained compliance with the continued listing requirement under NYSE American Company Guide Section 1003(a)(iii).

Notwithstanding NYSE American’s approval of our plan, there is no assurance that we will be able to maintain compliance with Section 1003(a)(iii) of the Company Guide moving forward. Additionally, we will be subject to ongoing review for compliance with NYSE American requirements and there can be no assurance that we will continue to remain in compliance with this standard.

In the event the NYSE American issues a future notice and recommences proceedings against us, delisting from NYSE American would adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have additional negative ramifications, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

A low trading price could lead the NYSE American to take actions toward delisting our common stock, including immediately suspending trading in our common stock.

On January 7, 2019, we received notification from the NYSE American that our shares of common stock have been selling for a low price per share for a substantial period of time. Pursuant to Section 1003(f)(v) of the Company Guide, the NYSE American could take action to delist our common stock in the event that our common stock trades at levels viewed as abnormally low for a substantial period of time. NYSE American advised us that if our common stock trades below $0.20 on a 30 trading day average, then it will be considered non-compliant with NYSE American’s low selling price requirement. On March 29, 2019, we effected a 1-for-50 reverse stock split of our common stock.

If in the future we fall below the continued listing criterion of a minimum average share price of $0.20 over a 30-day trading period, our common stock will be subject to immediate review by NYSE American. There can be no assurance that the market price of our common stock will remain above the levels viewed as abnormally low for a substantial period of time. In any event, other factors unrelated to the number of shares of our common stock outstanding, such as negative financial or operational results, could adversely affect the market price of our common stock, causing it to fall below the level viewed as a low selling price for a substantial period of time, and lead the NYSE American to immediately suspend trading in our common stock.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will probably not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	our need to raise additional capital to meet our business requirements in the future and such capital raising may be costly or difficult to obtain and could dilute out stockholders’ ownership interests;

●	the impact of the COVID-19 pandemic on our manufacturing, sales, business plan and the global economy;

●	negative clinical trial results or lengthy product delays in key markets;

●	our ability to maintain compliance with the NYSE American listing standards;

●	our ability to generate revenues from our products and obtain and maintain regulatory approvals for our products;

●	our ability to adequately protect our intellectual property;

●	our dependence on a single manufacturing facility and our ability to comply with stringent manufacturing quality standards and to increase production as necessary;

●	the risk that the data collected from our current and planned clinical trials may not be sufficient to demonstrate that our technology is an attractive alternative to other procedures and products;

●	market acceptance of our products;

●	an inability to secure and maintain regulatory approvals for the sale of our products;

●	intense competition in our industry, with competitors having substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution and personnel resources than we do;

●	entry of new competitors and products and potential technological obsolescence of our products;

●	inability to carry out research, development and commercialization plans;

●	loss of a key customer or supplier;

●	technical problems with our research and products and potential product liability claims;

●	product malfunctions;

●	price increases for supplies and components;

●	adverse economic conditions;

●	insufficient or inadequate reimbursement by governmental and other third-party payers for our products;

●	our efforts to successfully obtain and maintain intellectual property protection covering our products, which may not be successful;

●	adverse federal, state and local government regulation, in the United States, Europe or Israel and other foreign jurisdictions;

●	the fact that we conduct business in multiple foreign jurisdictions, exposing us to foreign currency exchange rate fluctuations, logistical and communications challenges, burdens and costs of compliance with foreign laws and political and economic instability in each jurisdiction;

●	the escalation of hostilities in Israel, which could impair our ability to manufacture our products; and

●	loss or retirement of key executives and research scientists.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our headquarters are located in Tel Aviv, Israel, where we lease a 1,050 square meter office and manufacturing facility that has the capacity to manufacture and assemble 1,200 stents per month, based upon the production schedule of one shift per day. We believe that our current facility is sufficient to meet anticipated future demand by adding additional shifts to our current production schedule.

Item 3. Legal Proceedings.

From time to time, we may be involved in litigation that arises through the normal course of business.

On July 10, 2019, Bosti Trading Ltd., a former distributor in Russia (“Bosti”), filed suit with the Tel Aviv-Jaffa District Court in Israel, or the Complaint, against InspireMD Ltd., claiming damages for alleged breaches by InspireMD Ltd. under the Distribution Agreement, dated May 26, 2011, between Bosti and InspireMD Ltd., in connection with the voluntary field corrective action of our MGuard Prime EPS we initiated in 2014. Bosti claimed that Bosti and its Russian subsidiary returned 1,830 units of MGuard Prime EPS to InspireMD Ltd. upon initiation of the voluntary filed action, and, since the Russian Ministry of Health prohibited distribution of MGuard Prime EPS on August 28, 2014, and did not approve distribution MGuard Prime EPS until September 20, 2016, Bosti was entitled to recover from InspireMD Ltd. €1,830,000 (which is approximately $2 million), the amount Bosti was due to receive from its Russian subsidiary, or alternatively, €1,024,000 (which is approximately $1.1 million), the amount Bosti paid to InspireMD Ltd., for the MGuard Prime EPS returned to InspireMD Ltd. On January 31, 2020, InspireMD Ltd. filed with court its letter of defense in which it contested this matter vigorously. On January 21, 2021, we executed a Mediation Agreement with Bosti and InspireMD Ltd., pursuant to which Bosti agreed to release the Company from all claims stated in the Complaint in exchange for a payment of $580,000, which we paid on January 25, 2021.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted on the NYSE American since April 11, 2013 under the symbol “NSPR.” The last reported sales price of our common stock on the NYSE American on March 5, 2021, was $0.73 per share. As of March 8, 2021, there were approximately 267 holders of record of our common stock.

We plan to effect a reverse split of our common stock, or the Planned Reverse Split, and, accordingly, share amounts, per share data, share prices, exercise prices or conversion rates in this annual report on Form 10-K are subject to change following the effectiveness of the Planned Reverse Split. The Planned Reverse Split will not change the authorized number of shares or the par value of our common stock.

Dividend Policy

In the past, we have not declared or paid cash dividends on our common stock. We do not intend to pay cash dividends in the future, rather, we intend to retain future earnings, if any, to fund the operation and expansion of our business and for general corporate purposes.

The holders of Series C Preferred Stock are not entitled to receive any dividends, unless and until specifically declared by our board of directors. However, holders of our Series C Preferred Stock are entitled to receive dividends on shares of Series C Preferred Stock equal (on an as-if-converted-to-common-stock basis, and without giving effect for such purposes to the 4.99% or 9.99% beneficial ownership limitation, as applicable) to and in the same form as dividends actually paid on shares of the common stock when such dividends are specifically declared by our board of directors. We are not obligated to redeem or repurchase any shares of Series C Preferred Stock. Shares of Series C Preferred Stock are not otherwise entitled to any redemption rights, or mandatory sinking fund or analogous fund provision.

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

Our CGuard™ carotid embolic prevention system (“CGuard EPS”) combines MicroNet and a self-expandable nitinol stent in a single device for use in carotid artery applications. Our CGuard EPS received CE mark approval in the European Union in March 2013 and was fully launched in Europe in September 2015. Subsequently, we launched CGuard EPS in Russia and certain countries in Latin America and Asia, including India. In September 2020, we launched CGuard EPS in Brazil after receiving regulatory approval in July 2020 and, as discussed below, on February 3, 2021 we executed a distribution agreement with Chinese partners for the purpose of expanding our presence in China. Currently, we are seeking strategic partners for a potential launch of CGuard EPS in Japan.

On September 8, 2020, we received approval from the FDA of our Investigation Device Exemption (“IDE”), thereby allowing us to proceed with a pivotal study of our CGuard™ Carotid Stent System, CARENET-III, for prevention of stroke in patients in the United States. CARENET-lll is a prospective, multicenter, single-arm, pivotal study to evaluate the safety and efficacy of the CGuard™ Carotid Stent System when used to treat symptomatic and asymptomatic carotid artery stenosis in patients undergoing carotid artery stenting. The trial will enroll approximately 315 subjects in a maximum of 40 study sites located in the United States. Additional sites in Europe may also participate in the study, contributing a maximum of ~50% of the total enrollees. The primary endpoint of the study will be the composite of the following: incidence of the following major adverse events: death (all- cause mortality), all stroke, and myocardial infarction (DSMI) through 30-days post-index procedure, based on the clinical events committee (CEC) adjudication or ipsilateral stroke from 31-365 day follow-up, based on Clinical Events Committee (CEC) adjudication.

Additionally, we intend to continue to invest in current and future potential product and manufacturing enhancements for CGuard EPS that are expected to reduce cost of goods and/or provide the best-in-class performing delivery system. In furtherance of our strategy that focuses on establishing CGuard EPS as a viable alternative to vascular surgery, we are exploring adding new delivery systems and accessory solutions for procedural protection to our portfolio.

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

As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to inventory valuations, assessing the likelihood of exercise of options to extend the lease term and legal contingencies.

Concentration of credit risk and allowance for doubtful accounts

Financial instruments that may potentially subject us to a concentration of credit risk consist of cash and cash equivalents, which are deposited in major financially sound institutions in the United States, Israel and Germany, and trade accounts receivable. Our trade accounts receivable is derived from revenues earned from customers from various countries. We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral from customers. We also have a credit insurance policy for some customers. We maintain an allowance for doubtful accounts receivable based upon the expected ability to collect the accounts receivable. We review our allowance for doubtful accounts quarterly by assessing individual accounts receivable and all other balances based on historical collection experience and an economic risk assessment. If we determine that a specific customer is unable to meet its financial obligations to us, we provide an allowance for credit losses to reduce the receivable to the amount management reasonably believes will be collected, which is netted against “Accounts receivable — Trade”.

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

Results of Operations

Twelve months ended December 31, 2020 compared to the twelve months ended December 31, 2019

Revenues. For the twelve months ended December 31, 2020, revenue decreased by $1,236,000, or 33.2%, to $2,485,000, from $3,721,000 during the twelve months ended December 31, 2019. Revenues were negatively impacted by 15.6% due to a settlement of litigation with a former distributor in 2014 (see Part I, Item 3. “Legal Proceedings”) under which we agreed to pay them $580,000. Under US GAAP we were required to charge that amount against revenues. In addition, there was a 15.3% decrease in sales volume of CGuard EPS from $3,265,000 during the twelve months ended December 31, 2019, to $2,764,000 during the twelve months ended December 31, 2020, mainly due to the postponement of procedures with CGuard EPS, which are generally scheduled or nonemergency procedures, as hospitals shifted resources to patients affected by COVID-19. There was a 34.0% decrease in sales volume of MGuard Prime EPS from $456,000 during the twelve months ended December 31, 2019, to $301,000 during the twelve months ended December 31, 2020, mainly due to the postponement of procedures with MGuard Prime EPS, which are generally scheduled or nonemergency procedures, as hospitals shifted resources to patients affected by COVID-19.

With respect to regions, the decrease in revenue was primarily attributable to a decrease of $985,000 in revenue from sales made in Europe (driven by $580,000 decrease of the settlement with a former distributor and $329,000 decrease of CGuard EPS and $76,000 decrease of MGuard Prime EPS for the reasons discussed in the paragraph above), a decrease of $131,000 in revenue of CGuard from sales made in Asia due to the same COVID-19-related factor, as well as a decrease of $79,000 in revenue from sales made in Latin America (primarily driven by a $68,000 decrease of MGuard Prime EPS sales due to the same COVID-19-related factor).

Gross Profit. For the twelve months ended December 31, 2020, gross profit (revenue less cost of revenues) decreased by 89.0%, or $673,000, to $83,000, compared to a $756,000 for the same period in 2019. This decrease in gross profit resulted from the impact of the $580,000 settlement with our former distributor in 2014 as well as $198,000 decrease in revenues less the related material and labor costs (as mentioned above). This decrease was partially offset by a decrease of $69,000 in expenses related to upgrades made to our production facilities during the year ended December 31, 2019, which did not reoccur during the year ended December 31, 2020 and a decrease of $36,000 in miscellaneous expenses during the year ended December 31, 2020. Gross margin (gross profits as a percentage of revenue) decreased to 3.3% during the year ended December 31, 2020 from 20.3% during the year ended December 31, 2019, driven mainly by a negative effect on gross margin of 18.3% due to the settlement with our former distributor offset by a 1.3% gross margin increase due to the upgrades made to our production facilities and miscellaneous expenses as mentioned above.

Research and Development Expenses. For the twelve months ended December 31, 2020, research and development expenses decreased by 24.4%, or $721,000, to $2,233,000, from $2,954,000 during the twelve months ended December 31, 2020. This decrease resulted primarily from: a decrease of $861,000 in clinical expenses associated with CGuard EPS, mainly related to the IDE approval process, of which an approval from the FDA was received on September 8, 2020, a decrease of $354,000 due to settlement expenses that were paid to a former service provider pursuant to a settlement agreement during the year ended December 31, 2019, which did not reoccur during the year ended December 31, 2020, and a decrease of $136,000 in quality assurance and regulatory expenses related to the development of various projects during the year ended December 31, 2019, which were significantly reduced during the year ended December 31, 2020. These decreases were partially offset by an increase of $531,000 in development expenses related to the CGuard EPS new delivery system and accessory solutions and an increase of $99,000 in miscellaneous expenses.

Selling and Marketing Expenses. For the twelve months ended December 31, 2020, selling and marketing expenses decreased by 12.2%, or $293,000, to $2,103,000, from $2,396,000 during the twelve months ended December 31, 2020. This decrease resulted primarily from: a decrease in travel expenses of $268,000 in light of restrictions imposed by governments worldwide in order to mitigate the spread of COVID-19 during year ended December 31, 2020, a decrease of $129,000 in promotional expenses, primarily related to having already built our social media infrastructure in 2019, and a decrease of $88,000 in miscellaneous expenses. These decreases were partially offset by an increase of $192,000 in compensation expenses.

General and Administrative Expenses. For the twelve months ended December 31, 2020, general and administrative expenses increased by 17.3%, or $905,000, to $6,127,000, from $5,222,000 during the twelve months ended December 31, 2020. This increase resulted primarily from an increase of $400,000 due to expenses for the settlement agreement with the underwriter of our prior offerings paid during the year ended December 31, 2020, an increase in our Directors’ and Officers’ Liability Insurance expenses of $249,000 partially due to recent economic effects on the insurance industry caused by the COVID-19 pandemic, an increase in regulatory expenses of $177,000 required for new regulatory standards and an increase of $79,000 in miscellaneous expenses.

Financial Expenses. For the twelve months ended December 31, 2020, financial expenses decreased by 20.0%, or $40,000, to $160,000, from $200,000 during the year ended December 31, 2020. The decrease in financial expenses primarily resulted from a decrease of $66,000 in financial expenses related to changes in exchange rates, offset, in part, by an increase of $26,000 in miscellaneous expenses.

Tax Expenses (Income). For the twelve months ended December 31, 2020, tax expenses decreased by $20,000 compared to the twelve months ended December 31, 2019.

Net Loss. Our net loss increased by $504,000, or 5.0%, to $10,544,000, for the twelve months ended December 31, 2020, from $10,040,000 during the twelve months ended December 31, 2019. The increase in net loss resulted primarily from a decrease of $673,000 in gross profit, offset, in part, by a decrease of $109,000 in operating expenses, a decrease of $40,000 in financial expenses and a decrease of $20,000 in tax expenses.

Liquidity and Capital Resources

As of the date of issuance of the consolidated financial statements, we have the ability to fund our planned operations for at least the next 12 months. However, we expect to continue incurring losses and negative cash flows from operations until our products (primarily CGuard™ EPS) reach commercial profitability. Therefore, in order to fund our operations until such time that we can generate substantial revenues, we may need to raise additional funds.

Equity Financings

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

On June 5, 2020, we closed an underwritten public offering of (i) 7,635,800 Units, with each Unit being comprised of one share of our common stock, par value $0.0001 per share, and one Series F warrant to purchase one share of common stock, and (ii) 14,586,400 Pre-Funded Units, with each Pre-Funded Unit being comprised of one Pre-Funded Warrant to purchase one share of common stock and one Series F Warrant. In connection with this public offering, the underwriter exercised the option practically in full, for 3,333,300 shares of common stock and 3,333,300 Series F Warrants. The offering price to the public was $0.45 per Unit and $0.449 per Pre-Funded Unit. Our net proceeds from the offering and the exercise of the underwriter’s over-allotment option were approximately $10.7 million, after deducting underwriting discounts and commissions and payment of other estimated expenses associated with the offering, but excluding the proceeds, if any, from the exercise of Series F Warrants and the Pre-Funded Warrants sold in the offering.

On July 28, 2020, we entered into a Sales Agreement with A.G.P. in connection with the ATM Facility. Any shares to be offered and sold under the Sales Agreement will be issued and sold pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-223130), filed with the SEC on February 21, 2018 and the prospectus supplement thereto filed with the SEC on July 28, 2020, by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, or if specified by us, by any other method permitted by law. On January 11, 2021, we increased the aggregate amount of our shares of common stock that may be sold under the Sales Agreement from $9,300,000 to $10,382,954, and, as a result, utilized and sold the maximum amount allowable under the ATM Facility, which resulted in an aggregate amount of $10,381,958.

On February 8, 2021, we closed an underwritten public offering of 29,032,258 units, with each such unit being comprised of one share of our common stock, par value $0.0001 per share, and one Series G Warrant to purchase one-half of one share of common stock. The offering price to the public was $0.62 per unit. The Series G Warrants were immediately exercisable at a price of $0.682 per share, subject to adjustment in certain circumstances, and expire five years from the date of issuance. We also granted the underwriter of the offering an option to purchase an additional 4,354,838 shares of common stock and Series G Warrants to purchase 2,177,419 shares of common stock, which the underwriter exercised in full. In connection with the offering, we granted to the underwriter a compensation warrant to purchase up to 1,669,355 shares of common stock with an exercise price of $0.682 per share and which are exercisable for five years from February 3, 2021, the date of effectiveness of the registration statement filed in connection with the offering. Our net proceeds from the offering, after giving effect to the exercise of the underwriter’s over-allotment option, were approximately $18.9 million, after deducting underwriting discounts and commissions and payment of other estimated expenses associated with the offering, but excluding the proceeds, if any, from the exercise of Series G Warrants sold in the offering.

On February 3, 2021, we entered into a Distribution Agreement with three China-based partners and on the same day, we entered into an investment transaction with QIDI, which included (i) an SPA, pursuant to which QIDI agreed to invest $900,000 in exchange for shares of our common stock at a purchase price of $0.6708 per share, and (ii) an IRA, whereby QIDI was provided certain customary registration rights, including a commitment by us to file a registration statement with the SEC on Form S-1 or Form S-3 and have such registration statement become effective not later than 150 days following the closing of the transactions under the SPA. The transaction closed on February 5, 2021.

Twelve months ended December 31, 2020 compared to the twelve months ended December 31, 2019

General. At December 31, 2020, we had cash and cash equivalents of $12,645,000, as compared to $5,514,000 as of December 31, 2019. We have historically met our cash needs through a combination of issuing new shares, borrowing activities and product sales. Our cash requirements are generally for research and development, marketing and sales activities, finance and administrative cost, capital expenditures and general working capital.

For the twelve months ended December 31, 2020, net cash used in our operating activities decreased by $729,000 to $9,081,000, from $9,810,000 during the same period in 2019. The primary reason for the decrease in cash used in our operating activities was a decrease of $1,293,000 in payments for third party related expenses and for professional services (primarily due to production related payments and payments related to IDE application process), offset, in part, by an increase of $408,000 in salary and bonus payments from $5,690,000 in the twelve months ended December 31, 2019 to $6,098,000 during the same period in 2020 and a decrease of $156,000 in payments received from customers to $3,447,000 during the twelve months ended December 31, 2020, from $3,603,000 during the same period in 2019.

Cash used by our investing activities was $187,000 during the twelve months ended December 31, 2020 compared to $387,000 during the twelve months ended December 31, 2019. The primary reasons for the decrease in cash used by our investing activities was a decrease of $218,000 in net payments made for purchase of property, plant and equipment to $66,000 during the twelve months ended December 31, 2020, from $284,000 during the same period in 2019, offset, in part, by an increase of $18,000 in cash deposited to employee funds, to $121,000 during the twelve months ended December 31, 2020, from $103,000 during the same period in 2019.

Cash provided by financing activities for the twelve months December 31, 2020 was $16,395,000, compared to $6,335,000 during the same period in 2019. The principal sources of the cash provided by financing activities during the twelve months ended December 31, 2020 were our June 2020 public offering of common stock, pre-funded warrants and warrants, the subsequent exercise of the pre-funded warrants sold in the offering, as well as exercise of warrants F and Unit Purchase Options, that resulted in approximately $12,169,000 of aggregate net proceeds, and funds received from our ATM Facility that resulted in approximately $ 4,126,000 of aggregate net proceeds. The principal source of the cash provided by financing activities during the twelve months ended December 31, 2019, was the funds received from our December 2019 public offering of common stock, pre-funded warrants and warrants, as well as the subsequent exercise of the pre-funded warrants sold in the offering, that resulted in approximately $4,289,000 of aggregate net proceeds, and funds received from our April 2019 public offering of common stock that resulted in approximately $2,046,000 of aggregate net proceeds.

As of December 31, 2020, our current assets exceeded our current liabilities by a multiple of 4.1. Current assets increased by $7,529,000 during the period and current liabilities increased by $590,000 during the period. As a result, our working capital increased by $6,939,000 to $11,634,000 as of December 31, 2020.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The following financial statements are included as part of this Report (See Item 15):

●	Report of Kesselman & Kesselman, Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets as of December 31, 2020 and 2019
●	Consolidated Statements of Operations for the Years Ended December 31, 2020 and 2019
●	Consolidated Statements of Changes in Equity for the Years Ended December 31, 2020 and 2019
●	Consolidated Statements of Cash Flows for the Years Ended December 31, 2020 and 2019
●	Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures”, as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K. The disclosure controls and procedures evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.

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

Management, including our chief executive officer and our chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework 2013. Based on its assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth information regarding our executive officers and the members of our board of directors.

Name	Age	Position
Marvin Slosman	57	President, Chief Executive Officer and Director
Craig Shore	59	Chief Financial Officer, Chief Administrative Officer, Secretary and Treasurer
Michael Berman(1)(2)	63	Director
Campbell Rogers, M.D.	59	Director
Paul Stuka(1)(2)(3)	66	Chairman of the Board of Directors
Thomas J. Kester(1)(3)	74	Director
Gary Roubin, M.D.	72	Director

(1)	Member of our audit committee

(2)	Member of our nominating and corporate governance committee

(3)	Member of our compensation committee

Our directors hold office until the earlier of their death, resignation or removal by stockholders or until their successors have been qualified. Our directors are divided into three classes. Paul Stuka and Gary Roubin are our Class 1 directors, with their terms of office to expire at our 2021 annual meeting of stockholders. Michael Berman and Campbell Rogers, M.D. are our Class 2 directors, with their terms of office to expire at our 2022 annual meeting of stockholders. Marvin Slosman and Thomas J. Kester are our Class 3 directors, with their terms of office to expire at our 2023 annual meeting of stockholders. At each annual meeting of stockholders, directors elected to succeed those directors whose terms expire shall be elected for a term of office to expire at the third succeeding annual meeting of stockholders after their election, with each director to hold office until his or her successor shall have been duly elected and qualified.

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

Gary Roubin, M.D. has served as a director since October 13, 2020. Dr. Roubin cofounded Essential Medical Inc., which has had success in bringing a large bore vascular closure device to world markets and was recently acquired by Teleflex Inc. From 2002 to 2003, Dr. Roubin served as Chief Medical Officer of the Medicines Company during the release of its Angiomax product. From 2003 to 2012, Dr. Roubin served as Department Chairman and Chief of Service of the Lenox Hill Hospital Cardiac and Vascular program in New York. From 1989 to 1997, he served as Chief of Interventional Cardiology at the University of Alabama at Birmingham, to which he joined in 1989 as Professor of Medicine and Radiology and Director of the Cardiac Catheterization Laboratories and Interventional Cardiology Section at the University Hospital. In 2001, Dr. Roubin played a pivotal role in the success of Mednova Inc., which was acquired by Abbott Vascular, resulting in the introduction and marketing in the U.S. of the top selling carotid embolic protection system (NAV6) and stent system (XACT). In 1987, he developed and placed the world’s first balloon expandable coronary stent. In 1984, Dr. Roubin joined Andreas Gruentzig at Emory University to continue his post-doctoral research. He is also acknowledged for the development of coronary stenting and the first FDA-approved coronary stent. Dr. Roubin received his M.D. from the University of Queensland medical school and his Ph.D. from Sydney University.

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

Item 11. Executive Compensation.

Summary Compensation Table

The table below sets forth the compensation earned by our named executive officers for the twelve-month period ended December 31, 2020 and 2019.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Restricted Stock Awards ($)(1)	Option Awards ($)(1)		All Other Compensation ($)		Total ($)
Marvin Slosman	2020	366,666	(2)	150,000	(3)	658,981	196,162	(7)	10,309	(4)	1,382,118
President and Chief Executive Officer

Craig Shore	2020	265,004	(2)(5)	138,692	(3)(5)	264,745	78,955		121,626	(6)	869,022
Chief Financial Officer, Secretary and Treasurer	2019	269,758	(5)	60,000	(5)	57,000	-		114,395	(6)	501,153

(1)	For awards of stock, the aggregate grant date fair value is computed in accordance with FASB ASC Topic 718. Fair value is based on the Black-Scholes option pricing model using the fair value of the underlying shares at the measurement date.

(2)	On April 21, 2020, Mr. Slosman and Mr. Shore each signed waivers in connection with the COVID-19 pandemic and certain cost-reduction measures, whereby Mr. Slosman’s monthly base salary was reduced from $33,333 to $16,666 and Mr. Shore’s monthly base salary was reduced from NIS 80,125 to NIS 40,063. On June 10, 2020, following the closing of our underwritten public offering in June 2020, each of Mr. Slosman’s and Mr. Shore’s monthly base salaries were reinstated to $33,333 and NIS 80,125, respectively, effective as of June 1, 2020.

(3)	Cash bonus awards for the 2020 calendar year were approved by the compensation committee in January 2021.

(4)	Mr. Slosman’s other compensation for 2020 consisted of benefits related to health insurance.

(5)	Compensation amounts received in non-U.S. currency have been converted into U.S. dollars using the average exchange rate for the applicable period, except for bonus amounts which have been converted into U.S. dollars using 3.215 NIS per dollar which was the exchange rate as of December 31, 2020. The average exchange rate for the twelve month period ended December 31, 2020 and 2019 were 3.437 NIS per dollar and 3.564 NIS per dollar, respectively.

(6)	Mr. Shore’s other compensation consisted solely of benefits in the twelve months ended December 31, 2020 and 2019. In each of the periods reported, Mr. Shore’s benefits included our contributions to his severance, pension, vocational studies and disability funds, an annual recreation payment, a company car or car allowance and cell phone, and a daily food allowance.

(7)	182,381 shares of common stock issuable upon the exercise of Restricted Stock Units outside our 2013 Long-Term Incentive Plan.

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

If we terminate Mr. Shore’s employment without cause, Mr. Shore will be entitled, under Israeli law, to severance payments equal to his last month’s salary multiplied by the number of years Mr. Shore has been employed with us. In order to finance this obligation, we make monthly contributions equal to 8.33% of Mr. Shore’s salary to a severance payment fund. The total amount accumulated in Mr. Shore’s severance payment fund as of December 31, 2020 was $206,000, as adjusted for conversion from New Israeli Shekels to U.S. Dollars. However, if Mr. Shore’s employment is terminated without cause, on account of a disability or upon his death, as of December 31, 2020, Mr. Shore would have been entitled to receive $270,000 in severance under Israeli law, thereby requiring us to pay Mr. Shore $64,000, in addition to releasing the $206,000 in Mr. Shore’s severance payment fund. On the other hand, pursuant to his employment agreement, Mr. Shore is entitled to the total amount contributed to and accumulated in his severance payment fund in the event of the termination of his employment as a result of his voluntary resignation. In addition, Mr. Shore would be entitled to receive his full severance payment under Israeli law, including the total amount contributed to and accumulated in his severance payment fund, if he retires from our company at or after age 67.

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

Mr. Shore is also entitled to participate in or receive benefits under our social insurance and benefits plans, including but not limited to our manager’s insurance policy and education fund, which are customary benefits provided to executive employees in Israel. A management insurance policy is a combination of severance savings (in accordance with Israeli law), defined contribution tax-qualified pension savings and disability pension payments. An education fund is a savings fund of pre-tax contributions to be used after a specified period of time for advanced educational training and other permitted purposes, as set forth in the by-laws of the education fund. We will make periodic contributions to these insurance and social benefits plans based on certain percentages of Mr. Shore’s base salary, including (i) 7.5% to the education fund and (ii) 15.83% to the manager’s insurance policy, of which 8.33% will be allocated to severance pay, 5.5% to pension fund payments and up to 2.5% to disability pension payments. Upon the termination of Mr. Shore’s employment for any reason other than for cause, Mr. Shore will be entitled to receive the total amount contributed to and accumulated in his manager insurance policy fund.

On August 14, 2020, we entered into the fourth amendment to that certain Amended and Restated Employment Agreement dated as of May 5, 2014, as amended on January 5, 2015, July 25, 2016, and on March 25, 2019, in order to, among other things, (i) amend the term of Mr. Shore’s employment, so that the initial term of Mr. Shore employment will end on July 31, 2022, which will automatically be renewed for additional one-year periods on August 1, 2022 and on each August 1 thereafter; (ii) increase Mr. Shore’s monthly base salary to NIS 86,000; and (iii) amend certain terms related to termination of Mr. Shore’s employment without Cause (as defined therein)

Change of Control Agreements

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

Outstanding Equity Awards at December 31, 2020

The following table shows information concerning unexercised options and unvested shares of restricted stock outstanding as of December 31, 2020 for each of our named executive officers.

Option Awards						Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date	Number of shares of stock that have not vested (#)		Market value of shares of stock that have not vested ($)
Marvin Slosman (1)	-	60,794	(2)	1.10	1/2/2030
						182,381	(3)	62,010
	-	391,762	(4)	0.39	8/31/2030
						1,175,287	(5)	399,598
Craig Shore	11	-		8,312.50	07/25/2026
						4,000	(6)	1,360
	-	226,278	(4)	0.39	8/31/2030
						678,834	(7)	230,804

(1)	Mr. Slosman was appointed as chief executive officer effective as of January 1, 2020

(2)	These options vest annually, with one-third vesting on each of January 2, 2021, January 2, 2022 and January 2, 2023.

(3)	These RSU’s vest annually, with one-third vesting on each of January 2, 2021, January 2, 2022 and January 2, 2023.

(4)	These options vest annually, with one-third vesting on each of August 31, 2021, August 31, 2022 and August 31, 2023.

(5)	These RSU’s vest annually, with one-third vesting on each of August 31, 2021, August 31, 2022 and August 31, 2023.

(6)	These restricted shares vest annually, with one-half vesting on each of February 4, 2021 and February 4, 2022.

(7)	These Restricted Stock vest annually, with one-third vesting on each of August 31, 2021, August 31, 2022 and August 31, 2023.

Option Exercises and Stock Vested

There were no stock options exercised by our named executive officers during the twelve months ended December 31, 2020.

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

On March 21, 2019, our stockholders approved the fifth amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan to increase the total number of shares of common stock issuable under the InspireMD, Inc. 2013 Long-Term Incentive Plan by 500,000 shares to a total of 678,395 shares of common stock

On August 31, 2020, our stockholders approved the sixth amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan to increase the total number of shares of common stock issuable under the InspireMD, Inc. 2013 Long-Term Incentive Plan by 6,500,000 shares to a total of 7,178,395 shares of common stock.

As of December 31, 2020, we had 2,306,956 shares of common stock available for future issuance under our 2013 Long-Term Incentive Plan.

As of March 8, 2021, we had 2,234,642 shares of common stock available for future issuance under our 2013 Long-Term Incentive Plan.

Director Compensation

The following table shows information concerning our directors during the twelve months ended December 31, 2020.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Paul Stuka	47,250	93,191	27,792	-	168,233
Michael Berman	29,750	61,633	18,381	-	109,764
Campbell Rogers, M.D.	21,875	61,633	18,381	-	101,889
Thomas Kester	35,875	61,633	18,381	-	115,889
Gary Roubin, M.D.	5,503	78,854	23,516	-	107,873

For the 2020 calendar year, our board approved the following compensation for our independent directors: (i) a $40,000 stipend, payable quarterly to the chairman of the board; (ii) a $25,000 stipend, payable quarterly to the other directors; (iii) annual committee chair compensation of $12,000 for the chairman of the audit committee, $8,000 for the chairman of the compensation committee and $5,000 for the chairmen of the nominating and corporate governance committee and the research and development committee; and (iv) annual committee membership compensation of $4,000 for members of the audit committee and the compensation committee and $2,000 for members of the nominating and corporate governance committee and the research and development committee for members of the nominating and corporate governance committee and the research and development committee. Notwithstanding the foregoing, effective April 1, 2020, the Board approved a 50% decrease in the annual cash compensation for non-employee directors from an aggregate amount of $154,000 to $77,000, and on July 1, 2020, the Board reinstated the original annual cash compensation for non-employee directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 8, 2021 by:

●	each person known by us to beneficially own more than 5.0% of our common stock;

●	each of our directors;

●	each of the named executive officers; and

●	all of our directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission (the “SEC”) governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security.

Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o InspireMD, Inc., 4 Menorat Hamaor St., Tel Aviv, Israel 6744832. As of March 8, 2021, we had 117,832,226 shares outstanding

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percentage Beneficially Owned(1)
5% Owners
Armistice Capital, LLC	9,677,415	(2)	8.2%
FiveT Capital AG	7,258,050	(3)	6.2%
Officers and Directors
Marvin Slosman	252,638	(4)	*
Craig Shore	1,499,251	(5)	1.27%
Michael Berman	120,976	(6)	*
Campbell Rogers, M.D.	160,650	(7)	*
Paul Stuka	243,634	(8)	*
Thomas Kester	392,081	(9)	*
Gary Roubin, M.D.	1,046,291	(10)	*
All directors and executive officers as a group (7 persons)	3,715,521		3.14%

*	Represents ownership of less than one percent.

(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 8, 2021. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)	Consists of (i) 6,451,610 shares of common stock purchased in connection with the February 2021 Offering, and (ii) warrants to purchase 3,225,805 shares of common stock, at an exercise price of $0.682 per share, purchased in the February 2021 Offering. We are not aware whether this stockholder has sold any of the foregoing securities it purchased in the February 2021 Offering.

(3)	Consists of (i) 4,838,700 shares of common stock purchased in the February 2021 Offering, and (ii) warrants to purchase 2,419,350 shares of common stock, at an exercise price of $0.682 per share, purchased in the February 2021 Offering. We are not aware whether this stockholder has sold any of the foregoing securities it purchased in the February 2021 Offering.

(4)	Consists of (i) 95,870 shares of common stock, (ii) 60,794 Restricted Stock Units granted outside the plan that are currently exercisable or exercisable within 60 days of March 8, 2021, (iii) options to purchase 20,264 shares of common stock that are currently exercisable or exercisable within 60 days of March 8, 2021, and (iv) 75,710 warrants to purchase shares of common stock that are currently exercisable.

(5)	Consists of (i) 4,021 shares of common stock, (ii) options to purchase 11 shares of common stock that are currently exercisable or exercisable within 60 days of March 8, 2021, (iii) 680,828 shares of restricted stock granted under the Israeli Appendix of the InspireMD, Inc. 2013 Long-Term Incentive Plan and (iv) 814,391 shares of restricted stock granted to employees under the Israeli Appendix of the InspireMD, Inc. 2013 Long-Term Incentive Plan held in trust, and with respect to which Mr. Shore was granted a proxy with the right to vote such shares at his discretion.

(6)	Consists of (i) 80,642 shares of common stock, (ii) 40,320 warrants to purchase shares of common stock that are currently exercisable, and (iii) options to purchase 14 shares of common stock that are currently exercisable or exercisable within 60 days of March 8, 2021. Excludes 160,633 shares of common stock and restricted stock granted under the Israeli Appendix of InspireMD, Inc. 2013 Long-Term Incentive Plan held in trust, with respect to which the trustee has a proxy with the right to vote such shares at his discretion.

(7)	Consists of (i) 1,736 shares of common stock, (ii) 158,899 shares of restricted stock granted under the InspireMD, Inc. 2013 Long-Term Incentive Plan, (iii) options to purchase 14 shares of common stock that are currently exercisable or exercisable within 60 days of March 8, 2021, and (iv) one warrant to purchase a share of common stock that is currently exercisable or exercisable within 60 days of March 8, 2021.

(8)	Paul Stuka is the principal and managing member of Osiris Investment Partners, L.P., and, as such, has beneficial ownership of (A) (i) 264 shares of common stock, (ii) warrants to purchase 6 shares of common stock that are currently exercisable or exercisable within 60 days of March 8, 2021 in addition to (B) personally holding (i) options to purchase 15 shares of common stock that are currently exercisable or exercisable within 60 days of March 8, 2021, (ii) 240,250 shares of restricted stock granted under the InspireMD, Inc. 2013 Long-Term Incentive Plan, (iii) warrants to purchase 7 shares of common stock that are currently exercisable or exercisable within 60 days of March 8, 2021, and (iv) 3,092 shares of common stock.

(9)	Consists of (i) 172,694 shares of common stock, (ii) 158,899 shares of restricted stock granted under the InspireMD, Inc. 2013 Long-Term Incentive Plan, (iii) 60,480 warrants to purchase shares of common stock that are currently exercisable and (iv) options to purchase 8 shares of common stock that are currently exercisable or exercisable within 60 days of March 8, 2021.

(10)	Consists of (i) 464,153 shares of common stock, (ii) 238,950 shares of restricted stock granted under the InspireMD, Inc. 2013 Long-Term Incentive Plan, and (iii) 343,188 warrants to purchase shares of common stock that are currently exercisable.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2020, with respect to our equity compensation plans under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,169,665		37.69	2,306,956
Equity compensation plans not approved by security holders	205,615	(1)	50.36	-
Total	1,375,280		39.59	2,306,956

(1)	Comprised of awards made to individuals outside the InspireMD, Inc. 2011 UMBRELLA Option Plan and 2013 Long Term Incentive Plan, as described below:

●	Options issued to former director: In November 2011, we issued options to purchase an aggregate of 3 shares of common stock to Dr. Barer, then chairman of our board of directors who resigned from the board of directors effective as of June 2, 2017. The exercise price of these options is $3,412,500 per share and the options may be exercised at any time prior to the tenth anniversary of the grant date, pursuant to the nonqualified stock option agreement, as amended on June 2, 2017.

●	On January, 2020, we issued to Mr. Marvin Slosman, our Chief Executive Officer, President and Director, 182,381 shares of restricted stock and 60,794 shares of common stock, as inducement awards outside the Company’s 2013 Long-Term Incentive Plan.

●	On October 6, 2020, we issued to Mr. Patrick Jamnik, our Vice President of Business Development and Strategic Initiatives, options to purchase 54,307 shares of our common stock, as inducement awards outside the Company’s 2013 Long-Term Incentive Plan.

●	On November 3, 2020, we issued to Mr. Andrea Tommasoli, our Senior Vice President of Global Sales and Marketing, options to purchase 90,511 shares of our common stock, as inducement awards outside the Company’s 2013 Long-Term Incentive Plan.]

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In accordance with our audit committee charter, the audit committee is required to approve all related party transactions. In general, the audit committee will review any proposed transaction that has been identified as a related party transaction under Item 404 of Regulation S-K. A related party includes (i) a director, director nominee or executive officer of us, (ii) a security holder known to be an owner of more than 5% of our voting securities, (iii) an immediate family member of the foregoing or (iv) a corporation or other entity in which any of the foregoing persons is an executive, principal or similar control person or in which such person has a 5% or greater beneficial ownership interest.

There were no related party transactions that are required to be disclosed pursuant to Regulation S-K promulgated under the Securities Act of 1933, as amended.

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

Item 14. Principal Accountant Fees and Services.

The fees billed for professional services provided to us by Kesselman & Kesselman, Certified Public Accountants (“Kesselman”), a member of PricewaterhouseCoopers International Limited, for the years ended December 31, 2020 and 2019 are described below.

Audit Fees

Kesselman billed us audit fees in the aggregate amount of $160,000 and $160,000 for the years ended December 31, 2020 and 2019, respectively. These fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

Audit-Related Fees

Kesselman billed us audit-related fees in the aggregate amount of $53,900 and $60,000 for the year ended December 31, 2020 and 2019, respectively. The fees for the year ended December 31, 2020 mostly related to registration statement on Form S-1 filed with the SEC in June 2020 and to our prospectus supplements filed with the Securities and Exchange Commission in July 2020.

The fees for the year ended December 31, 2019 mostly related to our prospectus supplements filed with the Securities and Exchange Commission in April 2019 and to our registration statement on Form S-1 filed with the Securities and Exchange Commission in August and September of 2019.

Tax Fees

Kesselman billed us tax fees in the aggregate amount of $39,209 and $38,675 for the year ended December 31, 2020 and 2019, respectively. These fees relate to professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Kesselman did not bill us for any other fees for the year ended December 31, 2020 and 2019.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Documents filed as part of report:

1. Financial Statements

The following financial statements are included herein:

●	Report of Kesselman & Kesselman, Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets as of December 31, 2020 and 2019
●	Consolidated Statements of Operations for the Years Ended December 31, 2020 and 2019
●	Consolidated Statements of Changes in Equity for the Years Ended December 31, 2020 and 2019
●	Consolidated Statements of Cash Flows for the Years Ended December 31, 2020 and 2019
●	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

None

3. Exhibits

See Index to Exhibits

Item 16. Form 10-K Summary

Not applicable.

Index to Exhibits [Subject to additional analysis/review]

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2015)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011)

3.3	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2013)

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 25, 2016)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Quarterly Report on Form 10-Q filed on August 9, 2016)

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 29, 2016)

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 15, 2017)

3.8	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 29, 2017)

3.9	Certificate of Designation of Preferences, Rights and Limitation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 4, 2017)

3.10	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 12, 2017)

3.11	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 22, 2017)

3.12	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 7, 2018)

3.13	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 1, 2018)

3.14	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 3, 2018)

3.15	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on July 5, 2018)

3.16	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc., dated March 27, 2019 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 28, 2019)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 5, 2013)

4.2	Rights Agreement dated as of October 22, 2013 between InspireMD, Inc. and Action Stock transfer Corporation, as Rights Agent, including exhibits thereto (incorporated by reference to an exhibit to the Registration Statement on Form 8-A filed with Securities and Exchange Commission on October 25, 2013)

4.3	Form of Series B Warrant Agent Agreement and Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to Amendment No.3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2017)

4.4	Description of Securities (incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2020)

10.1+	Amended and Restated 2011 Umbrella Option Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2011)

10.2+	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.3+	Employment Agreement, by and between InspireMD Ltd. and Craig Shore, dated as of November 28, 2010 (incorporated by reference to Exhibit 10.21 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.4+	Form of Indemnity Agreement between InspireMD, Inc. and each of the directors and executive officers thereof (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.5	Agreement by and between InspireMD Ltd. and MeKo Laser Material Processing, dated as of April 15, 2010 (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.6	Agreement by and between InspireMD Ltd. and Natec Medical Ltd, dated as of September 23, 2009 (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.7+	InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2013)

10.8+	Amended and Restated Employment Agreement, dated May 5, 2014, by and between InspireMD, Inc. and Craig Shore (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2014)

10.9+	First Amendment to the InspireMD, Inc. Amended and Restated 2011 UMBRELLA Option Plan (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2014)

10.10+	Form of Incentive Stock Option Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.11+	Form of Nonqualified Stock Option Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.3 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.12+	Form of Restricted Stock Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.4 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.13+	Form of Restricted Stock Unit Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.5 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.13+	Form of Section 3(i) Stock Option Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (Israeli) (incorporated by reference to Exhibit 99.6 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.14+	Form of Section 102 Capital Gain Stock Option Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (Israeli) (incorporated by reference to Exhibit 99.7 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.15+	Form of Section 102 Capital Gain Restricted Stock Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (Israeli) (incorporated by reference to Exhibit 99.8 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.16+	Form of Stock Option Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (European) (incorporated by reference to Exhibit 99.9 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.17+	Form of Restricted Stock Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (European) (incorporated by reference to Exhibit 99.10 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.18+	Form of Stock Option Award Agreement outside the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.11 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.19+	Employment Agreement, dated July 14, 2014, by and between InspireMD, Inc. and James J. Barry, Ph.D. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2014)

10.20+	Amendment to Employment Agreement, dated January 5, 2015, by and between InspireMD, Inc. and James J. Barry, PhD (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2015)

10.21+	First Amendment to Amended and Restated Employment Agreement, dated January 5, 2015, by and between InspireMD, Inc. and Craig Shore (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2015)

10.22+	Amendment Number Two to Employment Agreement, dated February 22, 2015, by and between InspireMD, Inc. and James J. Barry, PhD (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2015)

10.23+	First Amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 9, 2015)

10.24+	Third Amendment to Employment Agreement, dated March 28, 2016, by and between InspireMD, Inc. and James J. Barry, PhD (incorporated by reference to Exhibit 10.66 to the Annual Report on Form 10-K filed on March 28, 2016)

10.25	Form of $25,812.50 Underwritten Warrant (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2016)

10.26	Form of $32,265.63 Underwriter Warrant (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2016)

10.27	Form of $25,812.50 Private Placement Warrant (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2016)

10.28	Form of $32,265.63 Placement Agent Warrant (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2016)

10.29+	Second Amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 25, 2016)

10.30+	Fourth Amendment to Employment Agreement, dated June 6, 2016, by and between InspireMD, Inc. and James Barry, Ph.D. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 7, 2016)

10.31	Warrant Agreement, dated June 13, 2016, by and between InspireMD, Inc. and Hercules Capital, Inc. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on June 14, 2016)

10.32	Placement Agent Unit Purchase Option, dated June 7, 2016, issued to Dawson James Securities, Inc. (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q filed on August 9, 2016)

10.33	Warrant Agent Agreement and Form of Warrant, dated as of July 7, 2016, between InspireMD, Inc. and Action Stock Transfer Corporation, as Warrant Agent (incorporated by reference to an exhibit to the Registration Statement on Form 8-A filed with Securities and Exchange Commission on July 26, 2016)

10.34+	Second Amendment to Amended and Restated Employment Agreement, dated July 25, 2016, by and between InspireMD, Inc. and Craig Shore agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 29, 2016)

10.35+	Third Amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 29, 2016)

10.36+	Director Offer Letter, between InspireMD, Inc. and Thomas J. Kester, dated September 6, 2016

10.37+	Fifth Amendment to Employment Agreement, dated September 5, 2017, by and between InspireMD, Inc. and James Barry, Ph.D. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 7, 2017)

10.38	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 29, 2017)

10.39	Amendment to Securities Purchase Agreement, dated February 21, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 21, 2018)

10.40	Waiver Agreement, dated February 26, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 26, 2018)

10.41	Form of Underwriter Warrant, dated March 1, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 1, 2018)

10.42	Waiver Agreement, dated March 28, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 29, 2018)

10.43	Form of Underwriter Warrant, dated April 2, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 3, 2018)

10.44	Letter Agreement, dated June 28, 2018, by and between InspireMD, Inc. and Sabby Healthcare Master Fund, Ltd. (incorporated by reference to Exhibit 10.67 to the Registration Statement on Form S-1, Amendment No. 2, filed with the SEC on June 26, 2018 (File No. 333-225680))

10.45	Form of Series D Warrant (incorporated by reference to Exhibit A to Exhibit 4.3 to the Company’s Registration Statement on Form S-1, Amendment No. 2, filed with the SEC on June 26, 2018 (File No. 333-225680))

10.46	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1, Amendment No. 2, filed with the SEC on June 26, 2018 (File No. 333-225680))

10.47	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1, Amendment No. 2, filed with the SEC on June 26, 2018 (File No. 333-225680))

10.48+	Fourth Amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 26, 2018)

10.49+	Amended and Restated Employment Agreement, dated February 4, 2019, by and between InspireMD, Inc. and James J. Barry, Ph.D. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 6, 2019)

10.50+	Fifth Amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 21, 2019)

10.51+	Third Amendment to Amended and Restated Employment Agreement, dated March 25, 2019, by and between InspireMD, Inc. and Craig Shore (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 28, 2019)

10.52	Form of Underwriter Warrant, dated April 8, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 8, 2019)

10.53	Form of Series E Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on September 13, 2019 (File No. 333-233432)).

10.54	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on September 13, 2019 (File No. 333-233432)).

10.55	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on September 13, 2019 (File No. 333-233432)).

10.56+	General Release and Severance Agreement, dated December 9, 2019, by and between the Company and James J. Barry, Ph.D. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 10, 2019)

10.57+	Employment Agreement, dated December 9, 2019, by and between the Company and Marvin Slosman (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 10, 2019).

10.58+	First Amendment to General Release and Severance Agreement, dated December 31, 2019, by and between the Company and James J. Barry, Ph.D. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 6, 2020).

10.59+	First Amendment to Employment Agreement, dated December 31, 2019, by and between the Company and Marvin Slosman (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 6, 2020).

10.60+	Nonqualified Stock Option Agreement, by and between the Company and Marvin Slosman (incorporated by reference to Exhibit 10.60 to the Annual Report on Form 10-K filed on March 10, 2020)

10.61+	Restricted Stock Unit Award agreement, by and between the Company and Marvin Slosman (incorporated by reference to Exhibit 10.61 to the Annual Report on Form 10-K filed on March 10, 2020)

10.62	Form of Series F Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on June 1, 2020 (File No. 333-238247)).

10.63	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on June 1, 2020 (File No. 333-238247))

10.64	Form of Underwriter Warrant (incorporated by reference to Exhibit 1.1 to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on June 1, 2020 (File No. 333-238247))

10.65	Sales Agreement, dated July 28, 2020 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2020)

10.66	Form of Series G Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on February 3, 2021 (File No. 333-238247))

10.67	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on February 3, 2021 (File No. 333-238247))

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

23.1*	Consent of Kesselman & Kesselman, Certified Public Accountants

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Annual Report on Form 10-K for the twelve months ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii)Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Stockholders’ Equity (Capital Deficiency) and (vi) Notes to Consolidated Financial Statements

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIREMD, INC.

Date: March 8, 2021	By:	/s/ Marvin Slosman
Marvin Slosman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Marvin Slosman	President, Chief Executive Officer and Director	March 8, 2021
Marvin Slosman	(principal executive officer)

/s/ Craig Shore	Chief Financial Officer, Chief Administrative Officer, Secretary and Treasurer	March 8, 2021
Craig Shore	(principal financial and accounting officer)

/s/ Paul Stuka	Chairman of the Board of Directors	March 8, 2021
Paul Stuka

/s/ Michael Berman	Director	March 8, 2021
Michael Berman

/s/ Thomas J. Kester	Director	March 8, 2021
Thomas J. Kester

/s/ Campbell Rogers, M.D.	Director	March 8, 2021
Campbell Rogers, M.D.

/s/ Gary Roubin	Director	March 8, 2021
Gary Roubin

INSPIREMD, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2020

F-1

INSPIREMD, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2020

Report of Independent Registered Public Accounting Firm

To the board of directors and shareholders of InspireMD Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of InspireMD Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in equity and cash flows for the years then ended , including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. We determined there are no critical audit matters.

/s/ Kesselman&Kesselman

Certified Public Accountants (Isr.)

A member of PricewaterhouseCoopers International Limited

Tel-Aviv, Israel

March 8, 2021

We have served as the Company’s auditor since 2010.

INSPIREMD, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

	December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,645	$5,514
Accounts receivable:
Trade, net	476	823
Other	146	150
Prepaid expenses	334	87
Inventory	1,415	1,236
Receivable for sale of Shares	323	-
TOTAL CURRENT ASSETS	15,339	7,810

NON-CURRENT ASSETS:
Property, plant and equipment, net	448	547
Operating lease right of use assets	1,265	937
Fund in respect of employee rights upon retirement	725	586
TOTAL NON-CURRENT ASSETS	2,438	2,070
TOTAL ASSETS	$17,777	$9,880

	December 31,
	2020	2019
LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	236	646
Other	3,469	2,469
TOTAL CURRENT LIABILITIES	3,705	3,115

LONG-TERM LIABILITIES:
Operating lease liabilities	999	653
Liability for employee rights upon retirement	910	729

TOTAL LONG-TERM LIABILITIES	1,909	1,382

COMMITMENTS AND CONTINGENT LIABILITIES (Note 6)
TOTAL LIABILITIES	5,614	4,497

EQUITY:

Common stock, par value $0.0001 per share; 150,000,000 shares authorized at December 31, 2020 and 2019; 49,264,830 and 3,916,134 shares issued and outstanding at December 31, 2020 and 2019, respectively	5	-
Preferred B shares, par value $0.0001 per share; 500,000 shares authorized at December 31, 2020 and 2019; 17,303 shares issued and outstanding at December 31, 2020 and 2019, respectively	-	-
Preferred C shares, par value $0.0001 per share; 1,172,000 shares authorized at December 31, 2020 and 2019; 2,343 and 34,370 shares issued and outstanding at December 31, 2020 and 2019, respectively	-	-
Additional paid-in capital	180,334	163,015
Accumulated deficit	(168,176)	(157,632)
Total equity	12,163	5,383
Total liabilities and equity	$17,777	$9,880

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except per share data)

	Year Ended December 31,
	2020	2019

REVENUES (2020 - net of settlement payment of $580, see note 6)	$2,485	$3,721
COST OF REVENUES	2,402	2,965
GROSS PROFIT	83	756
OPERATING EXPENSES:
Research and development	2,233	2,954
Selling and marketing	2,103	2,396
General and administrative	6,127	5,222
Total operating expenses	10,463	10,572
LOSS FROM OPERATIONS	(10,380)	(9,816)
FINANCIAL EXPENSES	(160)	(200)
LOSS BEFORE TAX EXPENSES	(10,540)	(10,016)
TAX EXPENSES	4	24
NET LOSS	$(10,544)	$(10,040)
NET LOSS PER SHARE - basic and diluted	(0.46)	(4.80)
WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES USED IN COMPUTING NET LOSS PER SHARE - basic and diluted	22,686,590	2,089,964

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. dollars in thousands, except share data)

	Common stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Additional paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity

BALANCE as of December 31, 2018	768,615	*	17,303	*	61,423	*	$156,355	$(147,592)	$8,763
Net loss								(10,040)	(10,040)
Issuance of common shares, warrants, pre-funded warrants and exercise of pre-funded warrants, net of $1,177 issuance costs	3,039,161	*					6,335		6,335
Conversion of Series C Convertible Preferred Stock to common shares	38,614	*			(27,053)	*		*	-
Share-based compensation related to restricted stock , restricted stock units and stock options award, net of forfeitures of 838 shares	69,744	*					325		325
BALANCE as of December 31, 2019	3,916,134	*	17,303	*	34,370	*	$163,015	$(157,632)	$5,383

* Represents an amount less than $1

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. dollars in thousands, except share data)

	Common stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Additional paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity

BALANCE as of December 31, 2019	3,916,134	*	17,303	*	34,370	*	$163,015	$(157,632)	$5,383
Net loss								(10,544)	(10,544)
Exercise of pre-funded warrants	14,856,400	2					16		18

Settlement of restricted stock units in shares of common stock	165,000	*							*
Issuance of common shares, including at the market offering net of $1,110 issuance costs	24,108,771	3					15,197		15,200
Exercise of Warrants F	2,866,600	*					1,418		1,418
Exercise of Unit Purchase Option	253,587	*					82		82
Conversion of Series C Convertible Preferred Stock to common shares	372,173	*			(32,027)	*			*
Share-based compensation related to restricted stock, restricted stock units and stock options award, net of forfeitures of 55,755 shares	2,726,165	*					606		606
BALANCE as of December 31, 2020	49,264,830	5	17,303	*	2,343	*	$180,334	$(168,176)	$12,163

* Represents an amount less than $1

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Year ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,544)	$(10,040)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	151	158
Loss from sale of property, plant and equipment	14	-
Change in liability for employees rights upon retirement	181	124
Non cash financial expense (income)	(4)	8
Net change in operating lease assets and liabilities	56	78
Share-based compensation expenses	606	325
Gains on amounts funded in respect of employee rights upon retirement, net	(18)	(35)
Changes in operating asset and liability items:
Increase in prepaid expenses	(247)	(6)
Decrease (increase) in trade receivables	347	(107)
Decrease (increase) in other receivables	4	(46)
Increase in inventory	(179)	(102)
Decrease in trade payables	(410)	(283)
Increase in other payables	962	116
Net cash used in operating activities	(9,081)	(9,810)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(88)	(284)
Proceeds from sale of property, plant and equipment	22	-
Amounts withdrawn in respect of employee rights upon retirement, net	(121)	(103)
Net cash used in investing activities	(187)	(387)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares and warrants and exercise of Pre-Funded Warrants and unit purchase option, net of $1,110 and $1,177 issuance costs, respectively	16,395	6,335
Net cash provided by financing activities	16,395	6,335
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	4	(8)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,131	(3,870)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	5,514	9,384
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF YEAR	$12,645	$5,514
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of right-of-use assets by means of lease liabilities	619	67
Receivable for Shares	323	-

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

As of the date of issuance of the consolidated financial statements, the Company has the ability to fund its planned operations for at least the next 12 months. However, the Company expects to continue incurring losses and negative cash flows from operations until its products (primarily CGuard™ EPS) reach commercial profitability. Therefore, in order to fund the Company’s operations until such time that the Company can generate substantial revenues, the Company may need to raise additional funds.

b.	COVID-19 Pandemic

During the year ended December 31, 2020, in an effort to contain and mitigate the spread of COVID-19, many countries have imposed unprecedented restrictions on travel, quarantines and other public health safety measures. As of the beginning of the second quarter of 2020, we began to experience a significant COVID-19 related impact on our financial condition and results of operations, which we primarily attribute to the postponement of CGuard EPS procedures (non-emergency procedures), as hospitals shifted resources to patients affected by COVID-19. To the best of our knowledge, most European countries in which we operate are reinstating elective procedures, but we do not know when the hospitals will resume to normal pre-pandemic levels with such procedures in light of recent increases in COVID-19 cases in the territories we sell into. We anticipate that the continuation of the pandemic and related restrictions and safety measures would likely result in a continued fluctuations in sales of our products for the upcoming periods.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a.	Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates using assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Actual results could differ from those estimates.

As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to inventory valuations, assessing the likelihood of exercise of options to extend the lease term and legal contingencies.

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

The fair value of the Company’s financial instruments approximates their carrying values.”

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

Upon adoption, we recognized additional operating lease liabilities, of approximately $1.2 million based on the present value of the remaining lease payments under current leasing standards for existing operating leases. The Company also recognized corresponding ROU assets of approximately $1.2 million. Lease terms may include options to extend or terminate the lease when the Company is reasonably certain that the extension option will be exercised or termination option will not be exercised. For Operating Lease expense is recognized on a straight-line basis over the lease term. Our leases may include variable payments based on measures that include changes in price index which are expensed as incurred and presented as operating expense on the condensed consolidated statements of operations in the same line item as expense arising from fixed lease payments.

The new standard also provides practical expedients for an entity’s ongoing accounting. See Note 5.

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

Revenue from sales of goods, including sales to distributors, is recognized when the customer obtains control of the product, once the Company has a present right to payment and the customer has legal title, and risk and rewards of ownership are obtained by the customer. This occurs when products are shipped.

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

Costs related to advertising and promotion of products are charged to sales and marketing expense as incurred. Advertising expenses were approximately $163,000 and $262,000 for the years ended December 31, 2020 and 2019, respectively.

p.	Net loss per share

Basic and diluted net loss per share is computed by dividing the net loss for the period attributable to common stock by the weighted average number of shares of common stock outstanding during the period, including 922,720 and 151,884 weighted average shares of common stock issuable to holders of Series B Convertible Preferred Stock for the years ended December 31, 2020 and 2019, respectively, (since they are convertible based on passage of time) and 72,493 weighted average shares of common stock issuable to holders of unexercised Pre-Funded Warrants for the year ended December 31, 2019.

The total number of shares of common stock related to outstanding options, warrants, restricted stock, restricted stock units, Series C Convertible Preferred Stock and placement agent units excluded from the calculations of diluted loss per share were 32,493,268 and 4,707,230 for the years ended December 31, 2020 and 2019, respectively.

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

Level 2: Observable prices that are based on inputs not quoted on active markets but corroborated by market data.

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

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

s.	Issued accounting pronouncements effective in future periods

Financial Instruments - Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses on Financial Instruments. This guidance replaces the current incurred loss impairment methodology. Under the new guidance, on initial recognition and at each reporting period, an entity is required to recognize an allowance that reflects its current estimate of credit losses expected to be incurred over the life of the financial instrument based on historical experience, current conditions and reasonable and supportable forecasts. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates (“ASU 2019-10”). The purpose of this amendment is to create a two-tier rollout of major updates, staggering the effective dates between larger public companies and all other entities. This granted certain classes of companies, including Smaller Reporting Companies (“SRCs”), additional time to implement major FASB standards, including ASU 2016-13. Larger public companies will have an effective date for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All other entities are permitted to defer adoption of ASU 2016-13, and its related amendments, until the earlier of fiscal periods beginning after December 15, 2022. Under the current SEC definitions, the Company meets the definition of an SRC and is adopting the deferral period for ASU 2016-13. The guidance requires a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements but does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

a.	Composition of assets, grouped by major classifications, is as follows:

	December 31,
	2020	2019
	($ in thousands)
Cost:
Computer equipment	$289	$287
Office furniture and equipment	95	95
Machinery and equipment	1,427	1,414
Leasehold improvements	211	206
	2,022	2,002
Less - accumulated depreciation and amortization	(1,574)	(1,455)
Net carrying amount	$448	$547

b.	Depreciation and amortization expenses totaled approximately $151,000 and $158,000 for the years ended December 31, 2020 and 2019, respectively.

NOTE 4 - LIABILITY FOR EMPLOYEES RIGHT UPON RETIREMENT

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

The severance pay liability of the Company for the rest of its Israeli employees, which reflects the undiscounted amount of the liability, is based upon the number of years of service and the latest monthly salary. The severance pay liability is partly covered by insurance policies and by regular deposits with recognized severance payment funds. The Company may only withdraw funds previously deposited for savings in connection with the payment of severance. The severance pay expenses were approximately $276,000 and $197,000 for the years ended December 31, 2020 and 2019, respectively.

Defined contribution plan expenses were approximately $339,000 and $294,000 for the years ended December 31, 2020 and 2019, respectively.

The Company expects contribution plan expenses in 2021 to be approximately $346,000.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5 – LEASE AGREEMENTS

1)	The Company’s Israeli subsidiary has a lease agreement for a facility in Israel, which expires on December 31, 2020 with an option to extend the agreement for two additional years until December 31, 2022 under the terms stipulated in the agreement. The company exercised the Option Period as estimated. In addition, the Company amended the agreement mentioned above which include a new option period for two additional years until December 31, 2024 under the terms stipulated in the agreement, the Option Period was taken in consideration when calculating the operating lease right of use assets and liabilities. In addition, the Company entered into another amendment to the lease agreement for a lease of additional space in the facility, the additional space amendment was taken in consideration when calculating the operating lease right of use assets and liabilities.

2)	The Company leases its motor vehicles under operating lease agreements.

3)	Operating lease cost for the year ended December 31, 2020 was comprised of the following:

	Twelve months ended December 31	Twelve months ended December 31
	2020	2019
	($ in thousands)	($ in thousands)
Operating lease expense	370	358
Short-term lease expense	-	8
	370	366

Supplemental information related to leases are as follows:

	December 31	December 31
	2020	2019
	($ in thousands)	($ in thousands)
Operating lease right-of-use assets	1,265	937
Current Operating lease liabilities	(400)	(362)
Non-current operating lease liabilities	(999)	(653)

Other information:

Operating cash flows from operating leases (cash paid in thousands)	(387)	(366)
Weighted Average Remaining Lease Term	1.73	1.33
Weighted Average Discount Rate	8.38%	9.07%

Maturities of lease liabilities are as follows:

Amount
($ in thousands)
2021	421
2022	389
2023	400
2024	419
Total lease payments	1,629
Less imputed interest	(230)
Total	1,399

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6 - COMMITMENTS AND CONTINGENT LIABILITIES:

Litigation:

In July 2016, a service provider filed a suit seeking damages from the Company’s subsidiary amounting to $1,967,822. The Company’s subsidiary and the plaintiff have entered into a confidential settlement agreement in the amount of $600,000, and on April 24, 2019, the parties filed a stipulation of dismissal, dismissing all claims in this action. On April 25, 2019, the court denied as moot all pending motions. The related increase in provision of $354,000 was recorded to “Research and development expense” within the Consolidated Statements of Operations for the year months ended December 31, 2019.

In July 2019, a former distributor filed a suit seeking damages from the Company’s subsidiary for pre-paid goods subject to the voluntary field action (from April 2014) amounting to €1,830,000 (which is approximately $2.0 million), or alternatively €1,024,000 (which is approximately $1.1 million). In January 2021, we executed a Mediation Agreement with the former distributor, pursuant to which the former distributor agreed to release the Company from all claims stated in the Complaint in exchange for a payment of $580,000. Accordingly, the amount of $580,000 was recorded as a debit to revenue.

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

As consideration for the final release provided to us, we paid to the prior underwriter $400,000 in cash and reduced, to $0.495, the exercise price per share of warrants to purchase 274,029 shares of our common stock that had been issued by us to the prior underwriter in various offerings that took place between March 2018 and September 2019. That reduced exercise price represents the exercise price for the Series F Warrants that we issued in our June 2020 public offering. The warrants that were repriced had existing exercise prices per share ranging from $187.50 to $2.25 and a weighted average exercise price per share of $7.32. All other terms of those warrants will remain unchanged. The related increase in expenses of $400,000 was recorded to “General and Administrative expense” within the Consolidated Statements of Operations.

In July 2020, a former senior employee of InspireMD GmbH filed a statement of claim at the Munich Labor Court, seeking confirmation of the court that the notice of termination is not effective. On November 10, 2020, we entered into a settlement agreement. As consideration for the final release, we paid the former senior employee 25,000 Eur (approximately $30,000) which was recorded to “Selling and marketing expense” within the Consolidated Statements of Operations.

NOTE 7 - EQUITY

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

NOTE 7 – EQUITY (continued):

Public Offerings

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

NOTE 7 – EQUITY (continued):

The Company received gross proceeds of $5.0 million from the offering, before deducting underwriter discounts and commissions and other fees and expenses payable by the Company.

On June 5, 2020, the Company closed an underwritten public offering of (i) 7,635,800 units (“Units”), with each Unit being comprised of one share of the Company’s common stock, par value $0.0001 per share, and one Series F warrant (a “Series F Warrant”) to purchase one share of common stock, and (ii) 14,586,400 pre-funded units (the “Pre-Funded Units”), with each Pre-Funded Unit being comprised of one pre-funded warrant (a “Pre-Funded Warrant”) to purchase one share of common stock and one Series F Warrant. In connection with this public offering, the underwriter exercised its over-allotment option in full and purchased an additional 3,333,300 shares of common stock and 3,333,300 Series F Warrants. The offering price to the public was $0.45 per Unit and $0.449 per Pre-Funded Unit. The net proceeds to the Company from the offering and the exercise of the underwriter’s over-allotment option were approximately $10.7 million, after deducting underwriting discounts and commissions and payment of other estimated expenses associated with the offering, but excluding the proceeds, if any, from the exercise of Series F Warrants and the Pre-Funded Warrants sold in the offering. The pre-funded warrants exercisable at a price of $0.001 per share of common stock.

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

During the year ended December 31, 2020, 2,866,600 Series F Warrants were converted into 2,866,600 shares of common stock. The net proceeds to the Company from exercise of the Series F Warrants were approximately $1.4 million.

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

During the year ended December 31, 2020, the Company issued a total of 14,586,400 shares of common stock in connection with the exercise of all outstanding Pre-Funded Warrants issued in June 2020. In addition, the Company issued a total of 270,000 shares of its common stock in connection with the exercise of 270,000 Pre-Funded Warrants issued in September 2019. As of December 31, 2020, there are no outstanding Pre-Funded Warrants.

During the year ended December 31, 2019, the Company issued a total of 2,000,811 shares of its common stock in connection with the exercise of an aggregate of 2,000,811 Pre-Funded Warrants and 2019 Pre-Funded Warrants. The Company received aggregate cash proceeds equal to approximately $35,705 in connection with such exercises.

ATM Offering

During the year ended December 31, 2020, the Company sold 12,917,448 shares of its common stock pursuant to its at-the-market (ATM) issuance sales agreement with A.G.P./Alliance Global Partners. These sales resulted in net proceeds to the Company of approximately $4,447 thousand.

Pursuant to the full ratchet anti-dilution adjustment provisions in the respective certificate of designation for the Company’s Series B Convertible Preferred Stock and Series C Preferred Stock, the conversion price of the outstanding shares of the Series B Convertible Preferred Stock and the Series C Preferred Stock was reduced to $0.321 per share, triggered by the ATM Facility, effective as of December 14, 2020 , and the number of shares of common stock issuable upon conversion of the Series B Preferred Stock and the Series C Preferred Stock had increased as follows:

●	an aggregate of 892,371 additional shares of common stock upon conversion of the Series B Preferred Stock and as payment of the dividends thereunder in common stock, based on 17,303 shares of Series B Preferred Stock outstanding as of December 14, 2020.
●	an aggregate of 13,392 additional shares of common stock upon conversion of the Series C Preferred Stock, based on 2,343 shares of Series C Preferred Stock outstanding as of December 14, 2020.

As of December 31, 2020, the Number of Preferred shares the amount each class is convertible into is below:

	Number of Preferred Stock	Number of underlying Common stock
Series B Convertible Preferred Stock*	17,303	3,112,923	**
Series C Convertible Preferred Stock	2,343	46,714	***
Total		3,159,637

* See “Note 11 - Subsequent events” regarding conversion of all remaining Series B Convertible Preferred Stock into common stock.

** On July 7, 2016, we issued 442,424 shares of Series B Preferred Stock in a public offering. Our Series B Preferred Stock has a stated value of $33.00 which currently converted into 3,112,923 reflecting a conversion price equal to $ 0.321. The holders of Series B Preferred Stock are entitled to receive as cumulative dividends at the rate per share of 15% per annum of the stated value for five years, payable in cash or common stock, at the Company’s discretion, but excluding effect of future conversion price adjustment, if any.

*** On March 14, 2017, we issued 1,069,822 shares of Series C Preferred Stock in a public offering. Our Series C Preferred Stock has a stated value of $6.40 which currently converted into 46,714 reflecting a conversion price equal to $ 0.321.

As of December 31, 2020, the Company has outstanding warrants to purchase an aggregate of 26,705,502 shares of common stock as follows:

	Number of underlying Common stock	Weighted average exercise price
Series A Warrants	1,107	$8,750.00
Series B Warrants	2,448	$3,500.00
Series D Warrants	766,698	$15.00
Series E Warrants	2,972,221	$1.80
Series F Warrants	22,688,900	$0.50
Underwriter Warrants	274,029	$0.50
Other warrants	99	$21,993.00

Total Warrants	26,705,502	$1.82

As of December 31, 2020, the Company has 155,000,000 authorized shares of capital stock, par value $0.0001 per share, of which 150,000,000 are shares of common stock and 5,000,000 are shares of “blank check” preferred stock.

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

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7 – EQUITY (continued):

b.	Share-Based Compensation

1)	Pursuant to the current Section 102 of the Israeli Tax Ordinance, which came into effect on January 1, 2003, options may be granted through a trustee (i.e., Approved 102 Options) or not through a trustee (i.e., Unapproved 102 Options). As a result of an election made by the Company under Section 102 of the Income Tax Ordinance, the Company will not be allowed to claim as an expense for tax purposes in Israel the amounts credited to the employee as capital gains to the grantees, although it will generally be entitled to do so in respect of the salary income component (if any) of such awards when the related tax is paid by the employee.

2)	During the year ended December 31, 2020, the Company granted stock options to the CEO, employees and directors to purchase a total of 1,379,856 shares of the Company’s common stock. The options have exercise prices ranging from $0.33-$1.10 per share, respectively, which were the fair market value of the company’s common stock on the date of each respective grant. As of December 31, 2020, the fair value of the above options, using the Black-Scholes pricing models, was approximately $509,000. The options are subject to a three-year vesting period with one-third of such awards vesting each year.

3)	During the years ended December 31, 2020 and 2019, the Company granted to the then CEO, employees and directors 2,781,920 and 70,582 restricted stock, respectively. The fair value of these restricted stock was approximately $1,051,604 and $668,000, respectively. The restricted stock are subject to a three-year vesting period, with one-third of such awards vesting each year.

4)	During the years ended December 31, 2020 and 2019, the Company granted CEO and former CEO 1,357,668 and 165,000 Restricted Stock Units, respectively. The fair value of these restricted stock units was approximately $658,981 and $141,900, respectively. The restricted stock units granted during the years ended December 31, 2020 are subject to a three-year vesting period, with one-third of such awards vesting each year. The restricted stock units granted during the year ended December 31, 2019 were fully vested upon grant.

5)	The following table summarizes information about stock options granted to employees:

	Year ended December 31
	2020		2019
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Outstanding - beginning of period	160	$189,161.99	164	$184,656
Granted	1,379,856	0.41	-	-
Forfeited	(4,751)	343.51	(4)	4,423
Outstanding -end of period	1,375,265	$21.24	160	$189,162
Exercisable at the end of the period	115	$249,006	160	$189,162

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7 – EQUITY (continued):

6)	The following table summarizes information about stock options granted to non-employees:

	Year ended December 31
	2020		2019
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Outstanding - beginning of period	16	$1,711,975	20	$1,693,174
Granted	-	-	-	-
Forfeited	(1)	2,156,208	(4)	1,617,338
Exercised	-	-	-	-
Outstanding - end of period	15	1,682,385	16	1,711,975
Exercisable at the end of the period	15	1,682,385	16	1,711,975

7)	The following table summarizes information about restricted stock granted to employees:

	Year ended December 31
	2020	2019
	Number of restricted stock
Outstanding - beginning of period	69,631	19
Reverse Split Adjustments	-	(127)
Granted	2,781,920	70,582
Forfeited	(55,755)	(838)
Vested	(9,915)	(5)
Outstanding - end of period	2,785,881	69,631

8)	The following table summarizes information about Restricted Stock Unit granted to employees:

	Year ended December 31
	2020	2019
	Number of restricted stock
Outstanding - beginning of period	165,000	-
Granted	1,357,668	165,000
Forfeited	-	-
Vested	(165,000)	-
Outstanding - end of period	1,357,668	165,000

9)	The following table provides additional information about all options outstanding and exercisable:

	Outstanding as of December 31, 2020
Exercise price	Options outstanding	Weighted average remaining contractual life (years)	Options exercisable
$0.175	2	1.39	2
$0.33-0.39	1,314,356	9.69	-
$1.10	60,794	9.01	-
$175 and above	128	4.71	128
	1,375,280	9.66	130

The weighted average of the remaining contractual life of total vested and exercisable options as of December 31, 2020 was 4.66 years.

The aggregate intrinsic value of the total exercisable options as of December 31, 2020 was approximately $1.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7 – EQUITY (continued):

The weighted average fair value of options granted was $0.37 for the year ended December 31, 2020. The weighted average fair value of options granted was estimated using the Black-Scholes option-pricing model.

10)	The following table sets forth the assumptions that were used in determining the fair value of options granted to employees for the year December 31, 2020:

Year ended December 31
2020
Expected life	5.5-6.5 years
Risk-free interest rates	0.32%-0.42%
Volatility	124.53%-136.66%
Dividend yield	0%

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

11)	As of December 31, 2020, the total unrecognized compensation cost on employee and non-employee stock options and restricted stock, related to unvested stock-based compensation, amounted to approximately $1.7 million. This cost is expected to be recognized over a weighted-average period of approximately 0.95 years. This expected cost does not include the impact of any future stock-based compensation awards.

12)	The following table summarizes the allocation of total share-based compensation expense in the consolidated statements of operations:

	Year ended December 31
	2020	2019
	($ in thousands)
Cost of revenues	$22	$14
Research and development	29	10
Sales and marketing	32	29
General and administrative	523	272
	$606	$325

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8 - TAXES ON INCOME:

a.	Tax laws applicable to the Company and its subsidiaries

Taxation in the United States

InspireMD, Inc. is taxed under U.S. tax laws. Accordingly, the applicable federal corporate tax rate in 2020 is 21%. State tax may also apply   .

Taxation in Israel

The corporate tax rate was 23% in 2020 and will be 23% thereafter.

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

The main benefit, to which InspireMD Ltd. is entitled, conditional upon the fulfilling of certain conditions stipulated by the above law, is a two-year exemption and five to eight years of a reduced tax rate of 10% to 23% from tax on income derived from beneficiary activities in facilities in Israel. The two-year exemption starts only when the Company starts to pay taxes after using all tax offsetting losses. The tax benefit period is twelve years from the year of election, which means that after a year of election, the two-year exemption and eight years of reduced tax rate can only be used within the next twelve years. The Company elected the year 2011 as a year of election.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8 - TAXES ON INCOME (continued):

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

As of December 31, 2020, the Company had a net carry forward tax loss of approximately $44 million, of which approximately $35 million (arising before January 1, 2018), expires until 2037, and approximately $9 million, which does not expire, but is limited to offset 80% of the net income in the year it is utilized.

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

Further to COVID-19 CARES act of the U.S. Treasury, the business tax provision temporarily removes the current law taxable income 80% limitation to allow an NOL to fully offset income in tax years 2018, 2019 and 2020. The provision also allows an NOL from tax years beginning in 2018, 2019, or 2020 to be carried back for five years.

As of December 31, 2020, InspireMD Ltd., an Israeli subsidiary, had a net carry forward tax loss of approximately $98 million. Under Israeli tax laws, the carry forward tax losses can be utilized indefinitely.

d.	Loss before income taxes

The components of loss before income taxes are as follows:

	Year ended December 31
	2020	2019
	($ in thousands)
Loss before taxes on income:
InspireMD, Inc.	$(3,897)	$(3,687)
Subsidiaries	(6,643)	(6,329)
	$(10,540)	$(10,016)

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8 - TAXES ON INCOME (continued):

e.	Current taxes on income

The main reconciling items between the statutory tax rate of the Company and the effective tax rate are the change in subsidiary tax rates and the change in valuation allowance in respect of tax benefits from carried forward tax losses due to uncertainty of the realization of such tax benefits and changes in tax rates following the 2017 Act.

The changes in the valuation allowance for the year ended December 31, 2020 and 2019 were as follows:

	Year ended December 31
	2020	2019
	($ in thousands)
Balance at the beginning of the year	$31,181	$27,640
Changes during the year:
Losses during the year (including foreign exchange rate effect)	3,964	3,541
Balance at the end of the year	$35,145	$31,181

f.	Accounting for Uncertain Tax position

Following is a reconciliation of the total amounts of the Company’s uncertain tax positions during the year ended December 31, 2020 and 2019 were as follows:

	Year ended December 31,
	2020	2019
	($ in thousands)
Balance at beginning of period	$44	$28
Increase in uncertain tax positions because of tax positions taken during the year	8	16
Balance at end of period	$52	$44

A summary of open tax years by major jurisdiction is presented below:

Jurisdiction	Years
U.S.	2017-2020
Israel	2015-2020
Germany	2017-2020
United Kingdom	2014-2015

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8 - TAXES ON INCOME (continued):

g.	Deferred income tax:

	December 31,
	2020	2019
	($ in thousands)

Long-term:
Allowance for bonus	2	57
Provision for vacation and recreation pay	63	35
R&D expenses	578	589
Operating lease right of use assets	(291)	(215)
Operating lease liabilities	322	233
Share-based compensation	2,669	2,596
Carry forward tax losses	31,759	27,854
Accrued severance pay, net	43	32
	35,145	31,181
Less-valuation allowance	(35,145)	(31,181)
	-	-

NOTE 9 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION:

Balance sheets:

Inventory:

	December 31,
	2020	2019
	($ in thousands)
Finished goods	$350	$173
Work in process	376	81
Raw materials and supplies	689	982
	$1,415	$1,236

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION (continued):

a.	Accounts payable and accruals-other:

	December 31,
	2020	2019
	($ in thousands)
Employees and employee institutions	$1,236	$1,238
Accrued vacation and recreation pay	278	188
Accrued expenses	886	604
Accrual for settlement payment (see note 6)	580	-
Current Operating lease liabilities	400	362
Other	89	77
	$3,469	$2,469

NOTE 10 – DISAGGREGATED REVENUE AND ENTITY WIDE DISCLOSURES:

Revenues are attributed to geographic areas based on the location of the customers. The following is a summary of revenues:

	Year ended December 31,
	2020	2019
	($ in thousands)
Germany	$708	$727
Italy	596	686
Poland	219	370
Other (2020 - net of settlement payment of $580, see note 6)	962	1,938
	$2,485	$3,721

By product:

	Year ended December 31,
	2020	2019
	($ in thousands)
CGuard™ EPS	$2,764	$3,265
MGuard Prime™ EPS (2020 - net of settlement payment of $580, see note 6)	(279)	456
	$2,485	$3,721

By principal customers (2020 - before of settlement payment of $580 see note 6):

	Year ended December 31,
	2020	2019
Customer A	21%	18%
Customer B	11%	8%
Customer C	8%	10%
Customer D	7%	10%

All tangible long lived assets are located in Israel.

NOTE 11 - SUBSEQUENT EVENTS:

Subsequent to December 31, 2020 the Company had several stock transactions as follows (U.S. dollars in thousands, except share data):

	Common Stock	Gross amount

BALANCE as of December 31, 2020	49,264,830
Issuance of shares to Chinese distributor	1,341,682	900	(a)
ATM sales	12,277,844	5,659	(b)
February 2021 public offering	33,387,096	20,700	(c)
Series F and Series G warrants exercise	18,381,177	9,469	(d)
Conversion of Series B Convertible Preferred Stock to common shares	3,112,923	-	(e)

a. On February 3, 2021, the Company entered into a Distribution Agreement with three China-based partners, pursuant to which the Chinese partners will be responsible for conducting the necessary registration trials for commercial approval of the Company’s products in China, followed by an eight-year exclusive distribution right to sell the Company’s products in China with the term of the agreement continuing on a year-to-year basis unless terminated. Under the Distribution Agreement, the China-based partners will be subject to minimum purchase obligations. The Distribution Agreement may be terminated for cause upon failure to meet minimum purchase obligations, failure to obtain regulatory approvals or for other material breaches.

In addition, and on the same day, the Company entered into an investment transaction with one of the Chinese parties to the Distribution Agreement, , which included (i) a Securities Purchase Agreement, or the SPA, pursuant to which investor agreed to invest $900,000 in exchange for shares of the Company’s common stock at a purchase price of $0.6708 per share.

b. Subsequent to year-end, the Company sold an aggregate of 12,277,844 shares of common stock for aggregate gross proceeds of $5,659,000 under the ATM Sales Agreement. In addition, in January 2021 we received $323,000 for shares of common stock sold on December 2020 and recorded to "Receivable for sale of Shares" in current assets of the Consolidated Balance Sheet as of December 31, 2020.

c. On February 3, 2021, the Company entered into an underwriting agreement with A.G.P./Alliance Global Partners, relating to an underwritten public offering (the “Offering”) of 29,032,258 units (“Units”), with each Unit being comprised of one share of the Company’s common stock, par value $0.0001 per share, and one Series G warrant to purchase one-half of one share of Common Stock. The offering price to the public was $0.62 per Unit. The Series G Warrants are immediately exercisable at a price of $0.682 per share, subject to adjustment in certain circumstances, and expire five years from the date of issuance. The Offering closed on February 8, 2021.

The Company granted the Underwriter a 45-day option to purchase up to an additional 4,354,838 Units consisting of 4,354,838 shares of Common Stock and Series G Warrants to purchase 2,177,419 shares of common stock in the Offering, which the Underwriter exercised in full on February 4, 2021.

The Company granted the Underwriter a compensation warrant to purchase up to 1,669,355 shares of Common Stock. The Underwriter Warrants have an exercise price of $0.682 per share and are exercisable immediately and for five years from the date of effectiveness of the registration statement in connection with the Offering.

The net proceeds to the Company from the Offering, after giving effect to the exercise of the Underwriter’s over-allotment option, were approximately $18.9 million, after deducting underwriting discounts and commissions and payment of other estimated expenses associated with the Offering, but excluding the proceeds, if any, from the exercise of Series G Warrants sold in the Offering.

d. Subsequent to year-end, Series F and Series G warrants to purchase shares of common stock were exercised by investors at an exercise price of $0.495 and $0.682 per share, resulting in the issuance of 18,381,177 shares of common stock for proceeds of approximately $9,469,000.

e. On February 3, 2021, 17,303 shares of Series B Convertible Preferred Stock were converted into 3,112,923 shares of common stock.

