Form 10-Q
period 2021-03-31
InspireMD, Inc.
filed 2021-05-10
CIK 1433607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	NSPR	NYSE American
Series A Warrants, exercisable for one share of Common Stock	NSPR.WS	NYSE American
Series B Warrants, exercisable for one share of Common Stock	NSPR.WSB	NYSE American

The number of shares of the registrant’s common stock, $0.0001 par value, outstanding as of May 10, 2021: 7,906,476

2

INSPIREMD, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE QUARTER ENDED MARCH 31, 2021

INSPIREMD, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in thousands)

	March 31	December 31
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,034	$12,645
Accounts receivable:
Trade, net	708	476
Other	117	146
Prepaid expenses	207	334
Inventory	1,184	1,415
Receivable for sale of Shares	-	323
TOTAL CURRENT ASSETS	46,250	15,339

NON-CURRENT ASSETS:
Property, plant and equipment, net	422	448
Operating lease right of use assets	1,240	1,265
Fund in respect of employee rights upon retirement	723	725
TOTAL NON-CURRENT ASSETS	2,385	2,438
TOTAL ASSETS	$48,635	$17,777

INSPIREMD, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in thousands other than share and per share data)

	March 31	December 31
	2021	2020
LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	401	236
Other	2,465	3,469
TOTAL CURRENT LIABILITIES	2,866	3,705

LONG-TERM LIABILITIES-
Operating lease liabilities	894	999
Liability for employees rights upon retirement	921	910

TOTAL LONG-TERM LIABILITIES	1,815	1,909

COMMITMENTS AND CONTINGENT LIABILITIES (Note 8)
TOTAL LIABILITIES	4,681	5,614

EQUITY:

Common stock, par value $0.0001 per share; 150,000,000 shares authorized at March 31, 2021 and December 31, 2020; 7,852,791 and 3,284,322 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1	*
Preferred B shares, par value $0.0001 per share; 500,000 shares authorized at March 31, 2021 and December 31, 2020; 0 and 17,303 shares issued and outstanding at March 31, 2021 and December 31, 2020	-	-
Preferred C shares, par value $0.0001 per share; 1,172,000 shares authorized at March 31, 2021 and December 31, 2020; 1,718 and 2,343 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	-	-
Additional paid-in capital	215,372	180,339
Accumulated deficit	(171,419)	(168,176)
Total equity	43,954	12,163
Total liabilities and equity	$48,635	$17,777

* Represents an amount less than $1 thousand

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(U.S. dollars in thousands, except per share data)

	Three Months Ended March 31
	2021	2020

REVENUES	$1,006	$1,034
COST OF REVENUES	900	739
GROSS PROFIT	106	295
OPERATING EXPENSES:
Research and development	839	523
Selling and marketing	708	624
General and administrative	1,873	1,169
Total operating expenses	3,420	2,316
LOSS FROM OPERATIONS	(3,314)	(2,021)
FINANCIAL INCOME, net	71	43
NET LOSS	$(3,243)	$(1,978)
NET LOSS PER SHARE - basic and diluted	$(0.53)	$(6.42)
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING NET LOSS PER SHARE - basic and diluted	6,122,690	308,202

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(U.S. dollars in thousands, except share data)

	Common stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Additional paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity

BALANCE AT January 1, 2020	261,075	*	17,303	*	34,370	*	$163,015	$(157,632)	$5,383
Net loss								(1,978)	(1,978)
Exercise of pre-funded warrants	18,000	*					3		3

Settlement of restricted stock units in shares of common stock	11,000	*					*		*
Conversion of Series C Convertible Preferred Stock to common shares	1,852	*			(7,812)	*
Share-based compensation related to restricted stock, restricted stock units and stock options award, net of forfeitures of 40,000 shares	(2,666)	*					69		69
BALANCE AT March 31, 2020	289,261	*	17,303	*	26,558	*	$163,087	$(159,610)	$3,477

* Represents an amount less than $1 thousand

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(U.S. dollars in thousands, except share data)

	Common stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Additional paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity

BALANCE AT January 1, 2021	3,284,322	*	17,303	*	2,343	*	$180,339	$(168,176)	$12,163
Net loss								(3,243)	(3,243)
Issuance of common shares, including at the market offering net of $2,018 issuance costs	3,133,775	1					25,241		25,242
Exercise of Warrants F	1,093,536	*					8,120		8,120
Exercise of Warrants G	131,876	*					1,349		1,349
Conversion of Series B Convertible Preferred Stock to common shares	207,528	*	(17,303)	*			*		*
Conversion of Series C Convertible Preferred Stock to common shares	831	*			(625)	*	*		*
Share-based compensation related to restricted stock, restricted stock units and stock options award, net of forfeitures of 3,276 shares	923	*					323		323
BALANCE AT March 31, 2021	7,852,791	1	-	*	1,718	*	$215,372	$(171,419)	$43,954

* Represents an amount less than $1 thousand

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. dollars in thousands)

	Three months ended March 31
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,243)	$(1,978)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	51	51
Loss from sale of property, plant and equipment	1
Change in liability for employees rights upon retirement	11	32
Financial income and interest paid	15	19
Change in right of use asset and leasing liability	(99)	(31)
Share-based compensation expenses	323	69
Changes in operating asset and liability items:
Decrease in prepaid expenses	127	24
Increase in trade receivables	(232)	(33)
Decrease (Increase) in other receivables	29	(24)
Decrease in inventory	231	34
Increase (Decrease) increase in trade payables	165	(84)
Decrease in other payables	(1,020)	(433)
Net cash used in operating activities	(3,641)	(2,354)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(26)	-
Amounts (withdrawn) in respect of employee rights upon retirement, net	2	(3)
Net cash used in investing activities	(24)	(3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares and warrants	35,068	3
Net cash provided by financing activities	35,068	3
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(14)	(19)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31,389	(2,373)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	12,645	5,514
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$44,034	$3,141
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
Issuance Costs	$35	-

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

The Company’s common stock are traded on NYSE American and have been approved for listing on The Nasdaq Capital Market (“Nasdaq”). the Company is taking steps to commence trading on Nasdaq under the symbol NSPR.

b.	COVID-19 Pandemic

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. In the opinion of the company, the financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2021 and its results of operations and cash flows for the three months ended March 31, 2021 and 2020. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2020, as found in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 8, 2021. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of results that could be expected for the entire fiscal year.

NOTE 3 - EQUITY:

a.

On April 19, 2021, the Company filed with the Secretary of State of Delaware a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a one-for-fifteen reverse stock split of its common stock, par value $0.0001 per share, effective as of April 26, 2021, which decreased the number of issued and outstanding shares of common stock and restricted stock as of March 31, 2021 from 117.8 million shares to 7.9 million shares.

All related share and per share data have been retroactively applied to the financial statements and their related notes for all periods presented.

b.

On February 8, 2021, the Company closed an underwritten public offering of 1,935,484 units (“Units”), with each Unit being comprised of one share of the Company’s common stock, par value $0.0001 per share, and one Series G warrant to purchase one-half of one share of Common Stock.In connection with this public offering, the underwriter exercised its over-allotment option in full and purchased an additional 290,322 shares of common stock and 145,161 Series G Warrants. The offering price to the public was $9.30 per Unit. The Series G Warrants are immediately exercisable at a price of $10.23 per and expire five years from the date of issuance.

The Company granted the Underwriter a compensation warrant to purchase up to 111,290 shares of Common Stock. The Underwriter Warrants have an exercise price of $10.23 per share and are exercisable immediately and for five years from the date of effectiveness of the registration statement in connection with the Offering.

The net proceeds to the Company from the Offering, after giving effect to the exercise of the Underwriter’s over-allotment option, were approximately $18.9 million, after deducting underwriting discounts and commissions and payment of other estimated expenses associated with the Offering, but excluding the proceeds, if any, from the exercise of Series G Warrants sold in the Offering.

c.

During the three months ended March 31, 2021, the Company sold 818,523 shares of its common stock pursuant to its at-the-market (ATM) issuance sales agreement with an Underwriter. These sales resulted aggregate gross proceeds to the Company of approximately $5,659,000.

d.

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

In addition, and on the same day, the Company entered into an investment transaction with one of the Chinese parties to the Distribution Agreement, , which included (i) a Securities Purchase Agreement, or the SPA, pursuant to which investor agreed to invest $900,000 in exchange for 89,445 shares of the Company’s common stock at a purchase price of $10.062 per share.

e.

During the three months ended March 31, 2021, Series F and Series G warrants to purchase shares of common stock were exercised by investors at an exercise price of $7.425 and $10.23 per share, resulting in the issuance of 1,225,412 shares of common stock for proceeds of approximately $9,469,000.

f.	During the three months ended March 31, 2021, all the remaining 17,303 shares of Series B Convertible Preferred Stock were converted into 207,528 shares of common stock.
g.	During the three months ended March 31, 2021, 625 shares of Series C Convertible Preferred Stock were converted into 831 shares of common stock.
h.

On January 11, 2021 the Company granted to employees options to purchase a total of 1,400 shares of the Company’s common stock. The options have an exercise prices of $10.05 per share, which was the fair market value of the Company’s common stock on the date of the grant. The options are subject to a three-year vesting period, with one-third of such awards vesting each year.

In calculating the fair value of the above options the Company used the following assumptions: dividend yield of 0% and expected term of 5.5-6.5 years; expected volatility of 129.12%-136.78%; and risk-free interest rate of 0.59%-0.76%.

The fair value of the above options, using the Black-Scholes option-pricing model, was approximately $12,635.

i.

On January 11, 2021, the Company granted 4,200 restricted shares of the Company’s common stock to employees and directors. The shares are subject to a three-year vesting period, with one-third of such awards vesting each year.

The fair value of the above restricted shares was approximately $42,207.

j.	As of March 31, 2021, there were 1,718 shares of Series C Preferred Stock outstanding, convertible into an aggregate of 2,280 shares of our common stock.

As of March 31, 2021, the Company has outstanding warrants to purchase an aggregate of 1,794,158 shares of common stock as follows:

	Number of underlying Common stock	Weighted average exercise price
Series E Warrants	198,159	$27.000
Series F Warrants	433,878	$7.425
Series G Warrants	1,092,344	$10.230
Underwriter Warrants	18,277	$7.425
Other warrants	51,500	$225.000 and above

Total Warrants	1,794,158	$35.207

As of March 31, 2021, the Company had 155,000,000 authorized shares of capital stock, par value $0.0001 per share, of which 150,000,000 are shares of common stock and 5,000,000 are shares of “blank check” preferred stock.

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

The total number of shares of common stock related to outstanding options, warrants, restricted stock, restricted stock units, Series C Preferred Stock and placement agent units excluded from the calculations of diluted loss per share were 2,164,985  for the three-month period ended March 31, 2021.

NOTE 5 - FINANCIAL INSTRUMENTS:

a.	Fair value of financial instruments

The carrying amounts of financial instruments included in working capital approximate their fair value either because these amounts are presented at fair value or due to the relatively short-term maturities of such instruments.

b.	As of March 31, 2021, and December 31, 2020, allowance for doubtful accounts was $0.

NOTE 6 - INVENTORY:

	March 31,	December 31,
	2021	2020
	($ in thousands)
Finished goods	$215	$350
Work in process	223	376
Raw materials and supplies	746	689
	$1,184	$1,415

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUALS - OTHER:

	March 31,	December 31,
	2021	2020
	($ in thousands)
Employees and employee institutions	731	1,236
Accrued vacation and recreation pay	322	278
Accrued expenses	906	886
Accrual for settlement payment	-	580
Current Operating lease liabilities	381	400
Other	125	89
	$2,465	$3,469

NOTE 8 - DISAGGREGATED REVENUE AND ENTITY WIDE DISCLOSURES:

Revenues are attributed to geographic areas based on the location of the customers. The following is a summary of revenues:

	Three months ended March 31
	2021	2020
	($ in thousands)
Germany	$244	$171
Italy	209	194
Poland	90	121
Russia	70	116
Other	393	432
	$1,006	$1,034

By product:

	Three months ended March 31
	2021	2020
	($ in thousands)
CGuard	$969	$971
MGuard	37	63
	$1,006	$1,034

By principal customers:

	Three months ended March 31
	2021	2020
Customer A	23%	16%
Customer B	13%	16%
Customer C	9%	12%
Customer D	7%	11%

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

Recent Developments

Reverse Stock Split

On April 14, 2021, our stockholders approved a reverse stock split of our common stock, following which, and on the same date, our board of directors approved a ratio of 1-for-15 for the reverse stock split, or the Reverse Stock Split. On April 14, 2021, the Delaware Secretary of State approved our Certificate of Amendment to our Amended and Restated Certificate of Incorporation, which set an effective date of April 26, 2021 for the Reverse Stock Split, or the Effective Date. The post-Reverse Stock Split CUSIP number for our common stock is 45779A 846.

On the Effective Date, the total number of shares of our common stock held by each stockholder was converted automatically into the number of whole shares of common stock equal to (i) the number of issued and outstanding shares of common stock held by such stockholder immediately prior to the Reverse Stock Split, divided by (ii) 15.

No fractional shares were issued in connection with the Reverse Stock Split, and no cash or other consideration was be paid. Instead, we issued one whole share of the post-Reverse Stock Split common stock to any shareholder who otherwise would have received a fractional share as a result of the Reverse Stock Split.

Public Offering

On February 8, 2021, we closed an underwritten public offering of 1,935,484 units, with each such unit being comprised of one share of our common stock, par value $0.0001 per share, and one Series G Warrant to purchase one-half of one share of our common stock. The offering price to the public was $9.30 per unit. The Series G Warrants were immediately exercisable at a price of $10.23 per share, subject to adjustment in certain circumstances, and expire five years from the date of issuance. We also granted the underwriter of the offering an option to purchase an additional 290,322 shares of our common stock and Series G Warrants to purchase 145,161 shares of our common stock, which the underwriter exercised in full. In connection with the offering we granted to the underwriter a compensation warrant to purchase up to 111,290 shares of our common stock with an exercise price of $10.23 per share and which are exercisable for five years from February 3, 2021. Our net proceeds from the offering, after giving effect to the exercise of the underwriter’s over-allotment option, were approximately $18.9 million, after deducting underwriting discounts and commissions and payment of other expenses associated with the offering, but excluding the proceeds, if any, from the exercise of Series G Warrants sold in the offering.

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

In addition, and on the same day, we entered into an investment transaction with QIDI, which included (i) a securities purchase agreement, or SPA, pursuant to which QIDI Asia Medical Limited, a Hong Kong limited company, or QIDI, agreed to invest $900,000 in exchange for shares of our common stock at a purchase price of $10.062 per share, and (ii) an investor rights agreement, or IRA, whereby QIDI was provided certain customary registration rights, including a commitment by us to file a registration statement with the SEC on Form S-1 or Form S-3 and have such registration statement become effective not later than 150 days following the closing of the transactions under the SPA.

The transactions closed on February 5, 2021.

ATM Offering

On July 28, 2020, we entered into a Sales Agreement with A.G.P. pursuant to which we may offer and sell, from time to time, at our option, through or to A.G.P., up to an aggregate of approximately $9,300,000 of shares of our common stock (the “ATM Facility”). On January 11, 2021, we increased the aggregate amount of shares of our common stock that may be sold under the Sales Agreement from $9,300,000 to $10,382,954, and, as a result, utilized and sold the maximum amount allowable under the ATM Facility, which resulted in an aggregate amount of $10,381,958.

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

Effective April 1, 2020, the Board approved a 50% decrease in the annual cash compensation for non-employee directors from an aggregate amount of $154,000 to $77,000. Effective as of the same date, we reduced the annual salaries of most of our employees by 20% to 30% until further notice.

On April 21, 2020, Marvin Slosman, our President, Chief Executive Officer and Director, and Craig Shore, our Chief Financial Officer, Chief Administrative Officer, Secretary and Treasurer, each signed waivers reducing their monthly base salaries for the period beginning April 1, 2020 and which, pursuant to their independent determinations, ended on June 1, 2020. Each of the salaries for the remaining officers, directors and employees was similarly reinstated by no later than June 30, 2020.

As a result of the reduction of those fees and salaries during the second quarter of 2020, our operating expenses were reduced by approximately $235,000 in the second quarter of 2020.

Critical Accounting Policies

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are more fully described in both (i) “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) Note 2 of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2020. There have not been any material changes to such critical accounting policies since December 31, 2020.

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

Results of Operations

Three months ended March 31, 2021 compared to the three months ended March 31, 2020

Revenues. For the three months ended March 31, 2021, revenue decreased by $28,000, or 2.7%, to $1,006,000, from $1,034,000 during the three months ended March 31, 2020. CGuard revenue remained essentially unchanged at $969,000 during the three months ended March 31, 2021 as compared to $971,000 during the three months ended March 31, 2020, in spite of the continued postponement of many elective procedures as a result of the residual COVID directed resources. However, MGuard Prime EPS revenue decreased by a 41.3% from $63,000 during the three months ended March 31, 2020, to $37,000 during the three months ended March 31, 2021, largely driven by the predominant industry preferences favoring drug-eluting stents rather than bare metal stents such as MGuard Prime EPS in ST-Elevation Myocardial Infarction (“STEMI”) patients.

With respect to geographical regions, the decrease in revenue was primarily attributable to a $25,000 decrease in revenue from Asia and the Middle East (primarily driven by a $22,000 decrease of CGuard EPS for the reasons discussed in the paragraph above), a decrease of $12,000 in revenue from sales made in Europe (primarily driven by a $17,000 decrease of MGuard Prime EPS sales for the reasons discussed in the paragraph above), offset, in part, by an increase of $15,000 in revenue from sales made in Latin America (primarily driven by a $20,000 increase of CGuard EPS sales for the reasons discussed in the paragraph above).

Gross Profit. For the three months ended March 31, 2021, gross profit (revenue less cost of revenues) decreased by 64.1%, or $189,000, to $106,000, from $295,000 during the three months ended March 31, 2020. This decrease in gross profit resulted from an increase in write-offs of $156,000, which were driven mainly by a component supply issue during the three months ended March 31, 2021 and an increase of $33,000 in miscellaneous expenses during the three months ended March 31, 2021. Gross margin (gross profits as a percentage of revenue) decreased to 10.5% during the three months ended March 31, 2021 from 28.5% during the three months ended March 31, 2020, driven by the factors mentioned above.

Research and Development Expenses. For the three months ended March 31, 2021, research and development expenses increased by 60.4%, or $316,000, to $839,000, from $523,000 during the three months ended March 31, 2020. This increase resulted primarily from an increase of $136,000 in development expenses related to CGuard EPS new delivery system and accessory solutions, an increase of $112,000 in compensation expenses and an increase of $68,000 in miscellaneous expenses.

Selling and Marketing Expenses. For the three months ended March 31, 2021, selling and marketing expenses increased by 13.5%, or $84,000, to $708,000, from $624,000 during the three months ended March 31, 2020. This increase resulted primarily from an increase in compensation expenses of $162,000 relating to increased activity associated with expansion of existing and new markets, offset, in part, by a decrease in travel expenses of $59,000 in light of restrictions imposed by governments worldwide in order to mitigate the spread of COVID-19, offset, and by a decrease of $19,000 in miscellaneous expenses.

General and Administrative Expenses. For the three months ended March 31, 2021, general and administrative expenses increased by 60.2%, or $704,000, to $1,873,000, from $1,169,000 during the three months ended March 31, 2020. This increase resulted primarily from an increase in compensation expenses of $431,000, mainly due to an increase in salary expenses and related accruals of $195,000, and an increase of approximately $209,000 of share-based compensation-related expenses in the three months ended March 31, 2021, due to the expense recognition of grants made in the second half of 2020, an increase in Directors’ and Officers’ Liability Insurance expenses of $118,000, partially due to increased premiums caused by recent trends in the overall insurance industry, an increase in shareholder related expenses of $108,000 mainly due to a special shareholders meeting (which occurred in 2021, but not in 2020, during the first quarter of the fiscal year) and an increase of $47,000 in miscellaneous expenses.

Financial Income. For the three months ended March 31, 2021, financial income increased by 65.1%, or $28,000, to $71,000, from $43,000 during the three months ended March 31, 2020. The increase in financial income primarily resulted from an increase of $46,000 in financial income related to changes in exchange rates, offset, in part, by an increase of $18,000 in miscellaneous expenses.

Tax Expenses. For the three months ended March 31, 2021, there was no change in our tax expenses as compared to the three months ended March 31, 2020.

Net Loss. Our net loss increased by $1,265,000, or 64.0%, to $ 3,243,000, for the three months ended March 31, 2021, from $1,978,000 during the three months ended March 31, 2020. The increase in net loss resulted primarily from an increase of $1,104,000 in operating expenses and a decrease of $189,000 in gross profit.

Liquidity and Capital Resources

As of March 31, 2021, we have the ability to fund our planned operations for at least the next 12 months from issuance date of the financial statement. However, we expect to continue incurring losses and negative cash flows from operations until our products (primarily CGuard™ EPS) reach commercial profitability. Therefore, in order to fund our operations until such time that we can generate substantial revenues, we may need to raise additional funds.

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

On February 3, 2021, we entered into a Distribution Agreement with three China-based partners and on the same day, we entered into an investment transaction with QIDI, which included (i) an SPA, pursuant to which QIDI agreed to invest $900,000 in exchange for shares of our common stock at a purchase price of $10.062 per share, and (ii) an IRA, whereby QIDI was provided certain customary registration rights, including a commitment by us to file a registration statement with the SEC on Form S-1 or Form S-3 and have such registration statement become effective not later than 150 days following the closing of the transactions under the SPA. The transaction closed on February 5, 2021.

On February 8, 2021, we closed an underwritten public offering of 1,935,484 units, with each such unit being comprised of one share of our common stock, par value $0.0001 per share, and one Series G Warrant to purchase one-half of one share of common stock. The offering price to the public was $9.30 per unit. The Series G Warrants were immediately exercisable at a price of $10.23 per share, subject to adjustment in certain circumstances, and expire five years from the date of issuance. We also granted the underwriter of the offering an option to purchase an additional 290,322 shares of common stock and Series G Warrants to purchase 145,161 shares of common stock, which the underwriter exercised in full. In connection with the offering, we granted to the underwriter a compensation warrant to purchase up to 111,290 shares of common stock with an exercise price of $10.23 per share and which are exercisable for five years from February 3, 2021, the date of effectiveness of the registration statement filed in connection with the offering. Our net proceeds from the offering, after giving effect to the exercise of the underwriter’s over-allotment option, were approximately $18.9 million, after deducting underwriting discounts and commissions and payment of other estimated expenses associated with the offering, but excluding the proceeds, if any, from the exercise of Series G Warrants sold in the offering.

Three months ended March 31, 2021 compared to the three months ended March 31, 2020

General. At March 31, 2021, we had cash and cash equivalents of $44,034,000, as compared to $12,645,000 as of December 31, 2020. We have historically met our cash needs through a combination of issuing new shares, borrowing activities and product sales. Our cash requirements are generally for research and development, marketing and sales activities, finance and administrative costs, capital expenditures and general working capital.

For the three months ended March 31, 2021, net cash used in our operating activities increased by $1,287,000 to $3,641,000, from $2,354,000 during the same period in 2020. The primary reason for the increase in cash used in our operating activities was an increase of $647,000 in payments for third party related expenses and for professional services (primarily due to a settlement payment made to a former distributor) and an increase of $410,000 in compensation costs paid during the three months ended March 31, 2021, from $1,904,000 in the three months ended March 31, 2020 to $2,314,000 during the same period in 2021 as well as a decrease of $230,000 in payments received from customers, to $759,000 during the nine months ended March 31, 2021, from $989,000 during the same period in 2020.

Cash used in our investing activities was $24,000 during the three months ended March 31, 2021, compared to $3,000 during the three months ended March 31, 2020. The primary reasons for the increase in cash used by our investing activities were: an increase of $26,000 in payments made for purchase of property, plant and equipment to $26,000 during the three months ended March 31, 2021, from $0 during the same period in 2020.

Cash provided by financing activities for the three months March 31, 2021, was $35,068,000, compared to $3,000 during the same period in 2020. The principal sources of the cash provided by financing activities during the three months ended March 31, 2021 were our February 2021 public offering of common stock and warrants, exercise of Series F and Series G warrants, proceeds from an At-the-market offering as well as proceeds from the issuance of shares to Chinese distributor that resulted in approximately $35,068,000 of aggregate net proceeds. The principal source of the cash provided by financing activities during the three months ended March 31, 2020, was the funds received from the exercise of pre-funded warrants that resulted in approximately $3,000 of aggregate net proceeds.

As of March 31, 2021, our current assets exceeded our current liabilities by a multiple of 16.1. Current assets increased by $30,911,000 during the period and current liabilities decreased by $839,000 during the period. As a result, our working capital increased by $31,750,000 to $43,384,000 as of March 31, 2021.

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

Factors That May Affect Future Operations

We believe that our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including the impact of the COVID-19 pandemic, cyclical nature of the ordering patterns of our distributors, timing of regulatory approvals, the implementation of various phases of our clinical trials and manufacturing efficiencies due to the learning curve of utilizing new materials and equipment. Our operating results could also be impacted by a weakening of the Euro and strengthening of the New Israeli Shekel, or NIS, both against the U.S. dollar. Lastly, other economic conditions we cannot foresee may affect customer demand, such as individual country reimbursement policies pertaining to our products. For a discussion of these and other risks that relate to our business, you should carefully review the risks and uncertainties described under the heading “Part II – Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

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

Contractual Obligations and Commitments

During the three months ended March 31, 2021, there were no material changes to our contractual obligations and commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of March 31, 2021, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation that arises through the normal course of business. As of the date of this filing, we are not aware of any material changes from the information set forth in “Item 3. Legal Proceedings” in the Form 10-K filed with the SEC on March 8, 2021 and available at the following link:

https://www.sec.gov/Archives/edgar/data/1433607/000149315221005564/form10-k.htm#a_003

Item 1A. Risk Factors

Except for the Risk Factors set forth herein, there have been no material changes from the information set forth in “Item 1A. Risk Factors” in the Form 10-K filed with the SEC on March 8, 2021.

The Reverse Stock Split may not result in a proportional increase in the per share price of our common stock.

On April 14, 2021, our stockholders approved the Reverse Stock Split, and, pursuant to the Certificate of Amendment to our Amended and Restated Certificate of Incorporation, which was approved by the Delaware Secretary of State on April 14, 2021, the Effective Date of the Reverse Stock Split was April 26, 2021. The primary purpose for the Reverse Stock Split was to increase the price of our common stock in order to meet the initial listing requirements of the Nasdaq Capital Market (“Nasdaq”) and, secondly, to provide appropriate flexibility we require to issue shares in the event that our board of directors determines that it is necessary or appropriate to (i) raise additional capital through the sale of equity securities, (ii) enter into strategic business transactions, (iii) provide equity incentives to directors, officers and employees pursuant to equity compensation plans or (iv) further other corporate purposes. The effect of the Reverse Stock Split on the market price for our common stock cannot be accurately predicted. It is not uncommon for the market price of a company’s common stock to decline in the period following a reverse stock split. If the market price of our common stock declines during the period following the Reverse Stock Split, the percentage decline may be greater than would occur in the absence of the Reverse Stock Split. The market price of our common stock may also be affected by other factors which may be unrelated to the Reverse Stock Split or the number of shares outstanding.

Moreover, because some investors may view the Reverse Stock Split negatively, we cannot assure you that the Reverse Stock Split will not adversely impact the market price of our common stock. Accordingly, our total market capitalization after the Reverse Stock Split may be lower than the market capitalization before the Reverse Stock Split.

Item 5. Other Information

Not applicable

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, as amended through September 30, 2015 (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2015)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011)

3.3	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2013)

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 25, 2016)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Quarterly Report on Form 10-Q filed on August 9, 2016)

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 29, 2016)

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 15, 2017)

3.8	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 29, 2017)

3.9	Certificate of Designation of Preferences, Rights and Limitation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 4, 2017)

3.10	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 12, 2017)

3.11	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 22, 2017)

3.12	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 7, 2018)

3.13	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 1, 2018)

3.14	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 3, 2018)

3.15	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on July 5, 2018)

3.16	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 28, 2019)

3.17*	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc., dated April 14, 2021

10.1	Sales Agreement, dated July 28, 2020 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2020)

10.2+	Fourth Amendment to Amended and Restated Employment Agreement, dated August 14, 2020, by and between InspireMD, Inc. and Craig Shore (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 18, 2020)

10.3+	Sixth Amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2020)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSPIREMD, INC.

Date: May 10, 2021	By:	/s/ Marvin Slosman
	Name:	Marvin Slosman,
	Title:	President and Chief Executive Officer

Date: May 10, 2021	By:	/s/ Craig Shore
	Name:	Craig Shore
	Title:	Chief Financial Officer, Secretary and Treasurer

