Form 10-Q
period 2021-09-30
InspireMD, Inc.
filed 2021-11-08
CIK 1433607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

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

The number of shares of the registrant’s common stock, $0.0001 par value, outstanding as of November 4, 2021: 8,077,047

2

INSPIREMD, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE QUARTER ENDED SEPTEMBER 30, 2021

INSPIREMD, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in thousands)

	September 30,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,059	$12,645
Short-term bank deposits	24,012	-
Accounts receivable:
Trade, net	971	476
Other	141	146
Prepaid expenses	773	334
Inventory	1,135	1,415
Receivable for sale of shares	-	323
TOTAL CURRENT ASSETS	40,091	15,339

NON-CURRENT ASSETS:
Property, plant and equipment, net	563	448
Operating lease right of use assets	1,166	1,265
Fund in respect of employee rights upon retirement	786	725
TOTAL NON-CURRENT ASSETS	2,515	2,438
TOTAL ASSETS	$42,606	$17,777

INSPIREMD, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in thousands other than share and per share data)

	September 30,	December 31,
	2021	2020
LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	556	236
Other	3,164	3,469
TOTAL CURRENT LIABILITIES	3,720	3,705

LONG-TERM LIABILITIES-
Operating lease liabilities	831	999
Liability for employees’ rights upon retirement	992	910

TOTAL LONG-TERM LIABILITIES	1,823	1,909

TOTAL LIABILITIES	5,543	5,614

EQUITY:

Common stock, par value $0.0001 per share; 150,000,000 shares authorized at September 30, 2021 and December 31, 2020; 7,900,311 and 3,284,322 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1	*
Preferred B shares, par value $0.0001 per share; 500,000 shares authorized at September 30, 2021 and December 31, 2020; 0 and 17,303 shares issued and outstanding at September 30, 2021 and December 31, 2020	-	*
Preferred C shares, par value $0.0001 per share;
1,172,000 shares authorized at September 30, 2021 and December 31, 2020; 1,718 and 2,343 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	*	*
Additional paid-in capital	216,059	180,339
Accumulated deficit	(178,997)	(168,176)
Total equity	37,063	12,163
Total liabilities and equity	$42,606	$17,777

*	Represents an amount less than $1 thousand

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

(Unaudited)

CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

REVENUES	$1,071	$980	$3,115	$2,327
COST OF REVENUES	979	682	2,655	1,854
GROSS PROFIT	92	298	460	473
OPERATING EXPENSES:
Research and development	1,495	546	3,624	1,513
Selling and marketing	802	485	2,146	1,486
General and administrative	1,826	1,462	5,475	4,136
Total operating expenses	4,123	2,493	11,245	7,135
LOSS FROM OPERATIONS	(4,031)	(2,195)	(10,785)	(6,662)
FINANCIAL EXPENSES, net:	(40)	(38)	(36)	(29)
NET LOSS	$(4,071)	$(2,233)	$(10,821)	$(6,691)
NET LOSS PER SHARE - basic and diluted	$(0.53)	$(0.96)	$(1.50)	$(5.75)
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING NET LOSS PER SHARE - basic and diluted	7,739,463	2,325,619	7,194,379	1,164,012

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(U.S. dollars in thousands, except share data)

	Common stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Additional paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity

BALANCE AT January 1, 2020	261,075	*	17,303	*	34,370	*	$163,015	$(157,632)	$5,383
Net loss								(6,691)	(6,691)
Exercise of pre-funded warrants	990,427	*					18		18

Settlement of restricted stock units in shares of common stock	11,000	*							-
Issuance of common stock, net of $945 issuance costs	770,813	*					10,809		10,809
Exercise of Warrants F	191,107	*					1,418		1,418
Exercise of Unit Purchase Option	16,906	*					82		82
Conversion of Series C Convertible Preferred Stock to common stock	24,812	*			(32,027)	*			-
Share-based compensation related to restricted stock, restricted stock units and stock options award, net of forfeitures of 2,766 shares	137,802	*					261		261
BALANCE AT September 30, 2020	2,403,942	-	17,303	*	2,343	*	$175,603	$(164,323)	$11,280

*	Represents an amount less than $1 thousand

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(U.S. dollars in thousands, except share data)

	Common stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Additional paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity

BALANCE AT July 1, 2020	2,223,933	-	17,303	*	2,343	*	$175,304	$(162,090)	$13,214
Net loss								(2,233)	(2,233)
Issuance of common shares at the market offering, net of $110 issuance costs	39,540	*					158		158

Share-based compensation related to restricted stock and stock options award, net of forfeitures of 1,484 shares	140,469	*					141		141
BALANCE AT September 30, 2020	2,403,942	-	17,303	*	2,343	*	$175,603	$(164,323)	$11,280

*	Represents an amount less than $1 thousand

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(U.S. dollars in thousands, except share data)

	Common stock			Series B Convertible Preferred Stock				Series C Convertible Preferred Stock				Additional paid-in		Accumulated	Total
	Shares	Amount		Shares		Amount		Shares		Amount		capital		deficit	equity

BALANCE AT January 1, 2021	3,284,322	*		17,303		*		2,343		*		$180,339		$(168,176)	$12,163
Net loss														(10,821)		(10,821)
Issuance of common stock, including at the market offering net of $2,024 issuance costs	3,133,775		1		-		-		-		-		25,241	-		25,242
Exercise of Warrants F	1,093,536		*		-		-		-		-		8,120	-		8,120
Exercise of Warrants G	131,876		*		-		-		-		-		1,349	-		1,349
Conversion of Series B Convertible Preferred Stock to common stock	207,528	*		(17,303)		*		-		-		*		-	*
Conversion of Series C Convertible Preferred Stock to common stock	831		*		-		-		(625)		*		*	-		*
Share-based compensation related to restricted stock, restricted stock units and stock options award, net of forfeitures of 19,036 shares	3,166		*		-		-		-		-		1,010	-		1,010
Round up of shares due to reverse stock split effectuated on April 26, 2021	45,277		*		-		-		-		-		-	-		*
BALANCE AT September 30, 2021	7,900,311		1		-		-		1,718		*		$216,059	$(178,997)		$37,063

*	Represents an amount less than $1 thousand

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(U.S. dollars in thousands, except share data)

	Common stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Additional paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity

BALANCE AT July 1, 2021	7,914,339	1	-	-	1,718	*	$215,755	$(174,926)	$40,830

Net loss								(4,071)	(4,071)
Share-based compensation related to restricted stock, restricted stock units and stock options award, net of forfeitures of 13,077 shares	(11,917)	*	-	-	-	-	304	-	304
Round up of shares due to reverse stock split effectuated on April 26, 2021	(2,111)	*	-	-	-	-	-	-	-
BALANCE AT September 30, 2021	7,900,311	1	-	-	1,718	*	$216,059	$(178,997)	$37,063

*	Represents an amount less than $1 thousand

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. dollars in thousands)

	Nine months ended September 30
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,821)	$(6,691)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	121	122
Loss from sale of property, plant and equipment	1	14
Change in liability for employees’ rights upon retirement	82	114
Financial expense (income), net	1	(4)
Change in operating right of use asset and operating leasing liability	(58)	(19)
Share-based compensation expenses	1,010	261
Changes in operating asset and liability items:
Increase in prepaid expenses	(439)	(82)
Decrease (increase) in trade receivables	(495)	258
Decrease (increase) in other receivables	5	(160)
Decrease (increase) in inventory	280	(152)
Increase (decrease) in trade payables	320	(219)
Decrease in other payables	(316)	(323)
Net cash used in operating activities	(10,309)	(6,881)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(237)	(26)
Investment in short-term deposits	(24,000)	-
Amounts funded in respect of employee rights upon retirement, net	(61)	(57)
Net cash used in investing activities	(24,298)	(83)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares and warrants and exercise of Pre-Funded Warrants and unit purchase option, net of $2,024 and $767 issuance costs, respectively	35,034	12,327
Net cash provided by financing activities	35,034	12,327
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(13)	5
INCREASE IN CASH AND CASH EQUIVALENTS	414	5,368
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	12,645	5,514
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$13,059	$10,882
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of right-of-use assets by means of lease liabilities	91
Sale of Fixed Asset (non-cash)	-	22

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

The COVID-19 global pandemic has led governments and authorities around the globe to take various precautionary measures in order to limit the spread of COVID-19, including government-imposed quarantines, lockdowns, and other public health safety measures. We experienced a significant COVID-19 related impact on our financial condition and results of operations, primarily during the year ended December 31, 2020, which we primarily attribute to the postponement of CGuard EPS procedures (non-emergency procedures), as hospitals have shifted resources to patients affected by COVID-19. To the best of our knowledge, most European countries in which we operate reinstated non-emergency procedures. However, new COVID-19 variants, and potentially increasing infection rates make the current COVID-related environment highly volatile and uncertain and we anticipate that the continuation of the pandemic and related restrictions and safety measures will likely result in continued fluctuations in sales of our products, and potentially enrollments in our studies, for the upcoming periods.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements for the year ended December 31, 2020. In the opinion of the Company, the financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2021 and its results of operations and cash flows for the three and nine months ended September 30, 2021 and 2020. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2020, as found in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 8, 2021. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of results that could be expected for the entire fiscal year.

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

c.	During the nine months ended September 30, 2021, the Company sold 818,523 shares of its common stock pursuant to its at-the-market (ATM) issuance sales agreement with a sales agent. These sales resulted aggregate gross proceeds to the Company of approximately $5,659,000.

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

e.

During the nine months ended September 30, 2021, Series F and Series G warrants to purchase shares of common stock were exercised by investors at an exercise price of $7.425 and $10.23 per share, resulting in the issuance of 1,225,412 shares of common stock for proceeds of approximately $9,469,000.

f.	During the nine months ended September 30, 2021, all the remaining 17,303 shares of Series B Convertible Preferred Stock were converted into 207,528 shares of common stock.
g.	During the nine months ended September 30, 2021, 625 shares of Series C Convertible Preferred Stock were converted into 831 shares of common stock.
h.

During the nine months ended September 30, 2021, the Company granted to employees, directors and consultants’ options to purchase a total of 79,071 shares of the Company’s common stock. The options have an exercise prices ranging from $3.89 - $10.05 per share, which was the fair market value of the Company’s common stock on the date of the grant. The options are subject to a three-year vesting period, with one-third of such awards vesting each year.

In calculating the fair value of the above options, the Company used the following assumptions: dividend yield of 0% and expected term of 5.5-6.5 years; expected volatility ranging from 129.12%-136.78%; and risk-free interest rate ranging from 0.59%-1.17%.

The fair value of the above options, using the Black-Scholes option-pricing model, was approximately $478,600.

i.

During the nine months ended September 30, 2021, the Company granted 22,202 restricted shares of the Company’s common stock to employees. The shares are subject to a three-year vesting period, with one-third of such awards vesting each year.

The fair value of the above restricted shares was approximately $143,346.

j.	As of September 30, 2021, there were 1,718 shares of Series C Preferred Stock outstanding, convertible into an aggregate of 2,280 shares of our common stock.

As of September 30, 2021, the Company has outstanding warrants to purchase an aggregate of 1,793,983 shares of common stock as follows:

	Number of underlying Common stock	Exercise price
Series E Warrants	198,159		$27.000
Series F Warrants	433,878		$7.425
Series G Warrants	1,092,344		$10.230
Underwriter Warrants	18,277		$7.425
Other warrants	51,325		$225.000 and above

Total Warrants	1,793,983	$

As of September 30, 2021, the Company had 155,000,000 authorized shares of capital stock, par value $0.0001 per share, of which 150,000,000 are shares of common stock and 5,000,000 are shares of “blank check” preferred stock.

NOTE 4 – RELATED PARTIES TRANSACTIONS

On May 10, 2021, the board of directors of the Company appointed a new member. During the nine months ended September 30, 2021, a consulting company whose founder and CEO is our new board member provided certain marketing services in the amount of $30,000.

NOTE 5- NET LOSS PER SHARE:

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential share issuances of common stock upon the exercise of share options, warrants, unvested restricted stock and unvested restricted stock units as the effect is anti-dilutive.

The total number of shares of common stock related to outstanding options, warrants, unvested restricted stock, unvested restricted stock units and Series C Preferred Stock excluded from the calculations of diluted loss per share were 2,163,741 for the nine and three month periods ended September 30, 2021.

The total number of shares of common stock related to outstanding options, warrants, restricted stock, restricted stock units and Series C Preferred Stock excluded from the calculations of diluted loss per share were 2,091,917 for the nine and three month periods ended September 30, 2020.

NOTE 6 – FINANCIAL INSTRUMENTS:

a.	Fair value of financial instruments

The carrying amounts of financial instruments included in working capital approximate their fair value either because these amounts are presented at fair value or due to the relatively short-term maturities of such instruments.

b.	As of September 30, 2021, and December 31, 2020, allowance for doubtful accounts was $0.

NOTE 7 – INVENTORY:

	September 30,	December 31,
	2021	2020
	($ in thousands)
Finished goods	$225	$350
Work in process	329	376
Raw materials and supplies	581	689
	$1,135	$1,415

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUALS - OTHER:

	September 30,	December 31,
	2021	2020
	($ in thousands)
Employees and employee institutions	1,370	1,236
Accrued vacation and recreation pay	332	278
Accrued expenses	968	886
Accrual for settlement payment	-	580
Current Operating lease liabilities	411	400
Other	83	89
	$3,164	$3,469

NOTE 9 - DISAGGREGATED REVENUE AND ENTITY WIDE DISCLOSURES:

Revenues are attributed to geographic areas based on the location of the customers. The following is a summary of revenues:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	($ in thousands)

Italy	$219	$185	$678	$433
Germany	213	292	690	551
Poland	125	63	318	184
Russia	118	-	261	116
Other	396	440	1,168	1,043
	$1,071	$980	$3,115	$2,327

By product:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	($ in thousands)

CGuard	$1,031	$833	$3,018	$2,075
MGuard	40	147	97	252
	$1,071	$980	$3,115	$2,327

By principal customers:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Customer A	19%	27%	21%	22%
Customer B	12%	9%	13%	11%
Customer C	12%	6%	10%	8%
Customer D	11%	-	8%	5%

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

Our CGuard™ carotid embolic prevention system (“CGuard EPS”) combines MicroNet and a self-expandable nitinol stent in a single device for use in carotid artery applications. Our CGuard EPS received CE mark approval in the European Union in March 2013 and was fully launched in Europe in September 2015. Subsequently, we launched CGuard EPS in Russia and certain countries in Latin America and Asia, including India. In September 2020, we launched CGuard EPS in Brazil after receiving regulatory approval in July 2020 and as discussed below, on February 3, 2021, we executed a distribution agreement with Chinese partners for the purpose of expanding our presence in China. Currently, we are seeking strategic partners for a potential launch of CGuard EPS in Japan.

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

Our MGuard™ Prime™ embolic protection system (“MGuard Prime EPS”) is marketed for use in patients with acute coronary syndromes, notably acute myocardial infarction (heart attack) and saphenous vein graft coronary interventions, or bypass surgery. MGuard Prime EPS combines MicroNet with a bare-metal cobalt-chromium based stent. MGuard Prime EPS received CE mark approval in the European Union in October 2010 for improving luminal diameter and providing embolic protection. However, as a result of a shift in industry preferences away from bare-metal stents in favor of drug-eluting, or drug-coated, stents, in 2014 we decided to curtail further development of this product in order to focus on the development of a drug-eluting stent product, MGuard DES™. Due to limited resources, however, our efforts have been limited to testing drug-eluting stents manufactured by potential partners for compatibility with MicroNet and seeking to incorporate MicroNet onto a drug-eluting stent manufactured by a potential partner. The FDA has clarified that the primary mode of action for drug-eluting cardiovascular stents, which are regulated as combination products, is that of the device component and has assigned the FDA Center for Devices and Radiological Health (CDRH) primary responsibility for premarket review and regulation, providing some clarity about what to expect regarding the regulatory framework related to the development of MGuard DES™. As a result of declining sales of the MGuard Prime EPS, which we believe is largely driven by the predominant industry preferences favoring drug-eluting stents rather than bare metal stents such as MGuard Prime EPS in ST-Elevation Myocardial Infarction (“STEMI”) patients, we intend to phase out future sales of our MGuard Prime EPS in 2022.

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

Recent Developments

On September 30, 2021, at our 2021 annual meeting of stockholders, our stockholders approved our 2021 Equity Incentive Plan.

On October 13, 2021, we announced that our CGuard EPS stent system received a positive opinion from the National Commission for the Evaluation of Medical Devices and Health Technologies (CNEDIMTS) of the French National Authority for Health (HAS) regarding reimbursement in France, and the CGuard EPS was being added to the list of reimbursed medical products (LPPR) effective October 25, 2021. This was the final step to full commercial launch of CGuard EPS following CNEDIMTS’ positive opinion for reimbursement received by the Company on May 11, 2021 for the treatment of symptomatic and non-symptomatic lesions when surgery is not indicated.

COVID-19 Developments

The COVID-19 global pandemic has led governments and authorities around the globe to take various precautionary measures in order to limit the spread of COVID-19, including government-imposed quarantines, lockdowns, and other public health safety measures. We experienced a significant COVID-19 related impact on our financial condition and results of operations, primarily during the year ended December 31, 2020, which we primarily attribute to the postponement of CGuard EPS procedures (non-emergency procedures), as hospitals have shifted resources to patients affected by COVID-19. To the best of our knowledge, most European countries in which we operate reinstated non-emergency procedures. However, new COVID-19 variants, and potentially increasing infection rates make the current COVID-related environment highly volatile and uncertain and we anticipate that the continuation of the pandemic and related restrictions and safety measures will likely result in continued fluctuations in sales of our products, and potentially enrollments in our studies, for the upcoming periods.

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

Results of Operations

Three months ended September 30, 2021 compared to the three months ended September 30, 2020

Revenues. For the three months ended September 30, 2021, revenue increased by $91,000, or 9.3%, to $1,071,000, from $980,000 during the three months ended September 30, 2020. This increase was predominantly driven by a 23.8% increase in sales volume of CGuard EPS from $833,000 during the three months ended September 30, 2020, to $1,031,000 during the three months ended September 30, 2021. This sales increase was mainly due to the fact that in the three months ended September 30, 2021, procedures with CGuard EPS, which are generally scheduled for non-emergency cases, continued to return to normal levels in additional territories as compared to the three months ended September 30, 2020, when procedures with CGuard EPS were still somewhat postponed as hospitals shifted resources to patients affected by COVID-19. In addition, the sales increased due to sales related to stents used in our FDA clinical trial which occurred in the three months ended September 30, 2021, but not in the corresponding period in 2020. The increase in sales of CGuard EPS was partially offset by a decrease of 72.8% in sales of MGuard Prime EPS from $147,000 during the three months ended September 30, 2020, to $40,000 during the three months ended September 30, 2021, largely driven by the predominant industry preferences favoring drug-eluting stents rather than bare metal stents such as MGuard Prime EPS in STEMI patients.

With respect to geographical regions, the increase in revenue was primarily attributable to a $78,000 increase in revenue from Europe (primarily driven by a $134,000 increase of CGuard EPS sales, offset, in part, by a $56,000 decrease of MGuard Prime EPS sales for reasons discussed in the paragraph above).

Gross Profit. For the three months ended September 30, 2021, gross profit (revenue less cost of revenues) decreased by $206,000, to $92,000, from $298,000 during the three months ended September 30, 2020. This decrease in gross profit resulted from a $136,000 increase in material and labor costs (mainly due to an increase in sales volume as well as a short term increase in production cost per unit), an increase in write-offs of $66,000, due to components supply issues, a $57,000 increase in new employee training costs, and an increase of $38,000 in miscellaneous expenses during the three months ended September 30, 2021. This decrease was partially offset by a $91,000 increase in revenues mainly due to an increase in sales volume (as mentioned above). Gross margin (gross profits as a percentage of revenue) decreased to 8.6% during the three months ended September 30, 2021 from 30.4% during the three months ended September 30, 2020, driven by the reasons mentioned above.

Research and Development Expenses. For the three months ended September 30, 2021, research and development expenses increased by 173.8%, or $949,000, to $1,495,000, from $546,000 during the three months ended September 30, 2020. This increase resulted primarily from an increase of $708,000 in expenses related to the commencement of the C-Guardians FDA study, $151,000 in development expenses related to CGuard EPS new delivery system and accessory solutions and $91,000 in compensation expenses offset by a decrease of $1,000 in miscellaneous expenses.

Selling and Marketing Expenses. For the three months ended September 30, 2021, selling and marketing expenses increased by 65.4%, or $317,000, to $802,000, from $485,000 during the three months ended September 30, 2020. This increase resulted primarily from an increase in compensation expenses of $215,000 and other sales and marketing expenses of $102,000, both relating to increased activity associated with expansion of existing and new markets.

General and Administrative Expenses. For the three months ended September 30, 2021, general and administrative expenses increased by 24.9%, or $364,000, to $1,826,000, from $1,462,000 during the three months ended September 30, 2020. This increase resulted primarily from an increase in compensation expenses of $258,000, mainly due to an increase in salary expenses and related accruals of $137,000, and an increase of approximately $121,000 of share-based compensation-related expenses due to the expense recognition of grants made since August 31, 2020. In addition, we had an increase in Directors’ and Officers’ Liability Insurance expenses of $81,000, due to increased premiums caused by recent trends in the overall insurance industry, expenses pertaining to the higher costs of our annual stockholders meeting in 2021 compared to our annual stockholders meeting in 2020 of $63,000 offset by a decrease of $38,000 in miscellaneous expenses.

Financial Expenses. For the three months ended September 30, 2021, financial expenses increased by 5.3%, or $2,000, to $40,000, from $38,000 during the three months ended September 30, 2020.

Tax Expenses. For the three months ended September 30, 2021, there was no change in our tax expenses as compared to the three months ended September 30, 2020.

Net Loss. Our net loss increased by $1,838,000, or 82.3%, to $4,071,000, for the three months ended September 30, 2021, from $2,233,000 during the three months ended September 30, 2020. The increase in net loss resulted primarily from an increase of $1,630,000 in operating expenses and a decrease of $206,000 in gross profit.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

Revenues. For the nine months ended September 30, 2021, revenue increased by $788,000, or 33.9%, to $3,115,000, from $2,327,000 during the nine months ended September 30, 2020. This increase was predominantly driven by a 45.4% increase in sales volume of CGuard EPS from $2,075,000 during the nine months ended September 30, 2020, to $3,018,000 during the nine months ended September 30, 2021. This sales increase was mainly due to the fact that in the nine months ended September 30, 2021, procedures with CGuard EPS, which are generally scheduled for non-emergency procedures began to return to normal levels as compared to the nine months ended September 30, 2020, when procedures with CGuard EPS were postponed as hospitals shifted resources to patients affected by COVID-19 beginning in February 2020. This increase in sales of CGuard EPS was partially offset by a decrease of 61.5% in sales of MGuard Prime EPS from $252,000 during the nine months ended September 30, 2020, to $97,000 during the nine months ended September 30, 2021, largely driven by the predominant industry preferences favoring drug-eluting stents rather than bare metal stents such as MGuard Prime EPS in STEMI patients.

With respect to geographical regions, the increase in revenue was primarily attributable to a $743,000 increase in revenue from sales made in Europe (driven by a $835,000 increase of CGuard EPS sales, offset, in part, by a $92,000 decrease of MGuard Prime EPS sales for reasons discussed in the paragraph above), as well as a $60,000 increase in CGuard EPS revenue from sales made in Asia.

Gross Profit. For the nine months ended September 30, 2021, gross profit (revenue less cost of revenues) decreased by 2.7%, or $13,000, to $460,000, compared to a gross profit of $473,000 for the same period in 2020. This decrease in gross profit resulted from an increase in write-offs of $89,000, which were driven mainly by components supply issues, a $45,000 increase in new employees training costs and an increase of $91,000 in miscellaneous expenses. This decrease was partially offset by a $212,000 increase in revenues less the related material and labor costs (as mentioned above). Gross margin (gross profits as a percentage of revenue) decreased to 14.8% during the nine months ended September 30, 2021 from 20.3% during the nine months ended September 30, 2020, driven by the reasons mentioned above.

Research and Development Expenses. For the nine months ended September 30, 2021, research and development expenses increased by 139.5%, or $2,111,000, to $3,624,000, from $1,513,000 during the nine months ended September 30, 2020. This increase resulted primarily from an increase of $1,191,000 in expenses related to the commencement of the C-Guardians FDA study, $515,000 in development expenses related to CGuard EPS new delivery system and accessory solutions, $386,000 in compensation expenses and $19,000 in miscellaneous expenses.

Selling and Marketing Expenses. For the nine months ended September 30, 2021, selling and marketing expenses increased by 44.4%, or $660,000, to $2,146,000, from $1,486,000 during the nine months ended September 30, 2020. This increase resulted primarily from an increase in compensation expenses of $627,000 and other sales and marketing expenses of $33,000 both relating to increased activity associated with expansion of existing and new markets.

General and Administrative Expenses. For the nine months ended September 30, 2021, general and administrative expenses increased by 32.4%, or $1,339,000, to $5,475,000, from $4,136,000 during the nine months ended September 30, 2020. This increase resulted primarily from an increase in compensation expenses of $1,289,000 mainly due to increases in salary expenses and related accruals of $699,000 primarily as a result of temporary salary reductions during the nine months ended September 30, 2020 that were implemented in response to the COVID-19 effect on revenues as well as additional headcount. In addition, compensation expenses increased due to an increase in $590,000 of share-based compensation-related expenses following the expense recognition of grants made since August 31, 2020. In addition, we had an increase in Directors’ and Officers’ Liability insurance expenses of $308,000, due to increased premiums caused by recent trends in the overall insurance industry and an increase in shareholder related expenses of $181,000 mainly due to a special shareholders meeting (which occurred in 2021, but not in 2020) and also due to higher costs of our annual stockholder meeting in 2021 compared to our annual stockholder meeting in 2020. These increases were partially offset by a decrease of $400,000 due to expenses for a settlement agreement with an underwriter of prior offerings which occurred in the three months ended March 31, 2020 and a decrease of $39,000 in miscellaneous expenses.

Financial Expenses. For the nine months ended September 30, 2021, financial expenses increased by 24.1%, or $7,000, to $36,000, from $29,000 during the nine months ended September 30, 2020.

Tax Expenses. For the nine months ended September 30, 2021, there was no material change in our tax expenses as compared to the nine months ended September 30, 2020.

Net Loss. Our net loss increased by $4,130,000, or 61.7%, to $10,821,000, for the nine months ended September 30, 2021, from $6,691,000 during the nine months ended September 30, 2020. The increase in net loss resulted primarily from an increase of $4,110,000 in operating expenses.

Liquidity and Capital Resources

As of September 30, 2021, we have the ability to fund our planned operations for at least the next 12 months from issuance date of the financial statement. However, we expect to continue incurring losses and negative cash flows from operations until our products (primarily CGuard™ EPS) reach commercial profitability. Therefore, in order to fund our operations until such time that we can generate substantial revenues, we may need to raise additional funds.

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

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

General. At September 30, 2021, we had cash and cash equivalents of $13,059,000, as compared to $12,645,000 as of December 31, 2020. We have historically met our cash needs through a combination of issuing new shares, borrowing activities and product sales. Our cash requirements are generally for research and development, marketing and sales activities, finance and administrative costs, capital expenditures and general working capital.

For the nine months ended September 30, 2021, net cash used in our operating activities increased by $3,428,000 to $10,309,000, from $6,881,000 during the same period in 2020. The primary reason for the increase in cash used in our operating activities was an increase of $2,123,000 in payments for third party related expenses and for professional services (primarily due to the commencement of the C-Guardians study and an increase in premium payments of our Directors’ and Officers’ Liability Insurance and an increase of $1,267,000 in compensation costs paid during the nine months ended September 30, 2021, from $4,601,000 in the nine months ended September 30, 2020 to $5,868,000 during the same period in 2021 as well as a decrease of $38,000 in payments received from customers, to $2,561,000 during the nine months ended September 30, 2021, from $2,599,000 during the same period in 2020.

Cash used in our investing activities was $24,298,000 during the nine months ended September 30, 2021, compared to $83,000 during the nine months ended September 30, 2020. The primary reasons for the increase in cash used by our investing activities were an investment of $24,000,000 in short term bank deposits, an increase of $211,000 in payments made for purchase of property, plant and equipment to $237,000 during the nine months ended September 30, 2021, from $26 during the same period in 2020.

Cash provided by financing activities for the nine months September 30, 2021, was $35,034,000, compared to $12,327,000 during the same period in 2020. The principal sources of the cash provided by financing activities during the nine months ended September 30, 2021 were our February 2021 public offering of common stock and warrants, exercise of Series F and Series G warrants, proceeds from an At-the-market offering as well as proceeds from the issuance of shares to Chinese distributor that resulted in approximately $35,034,000 of aggregate net proceeds. The principal sources of the cash provided by financing activities during the nine months ended September 30, 2020 were our June 2020 public offering of common stock, pre-funded warrants and warrants, the subsequent exercise of the pre-funded warrants sold in the offering, as well as exercise of our Series F warrants and unit purchase options that resulted in approximately $12,327,000 of aggregate net proceeds.

As of September 30, 2021, our current assets exceeded our current liabilities by a multiple of 10.8. Current assets increased by $24,752,000 during the period and current liabilities increased by $15,000 during the period. As a result, our working capital increased by $24,737,000 to $36,371,000 as of September 30, 2021.

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

Contractual Obligations and Commitments

During the nine months ended September 30, 2021, there were no material changes to our contractual obligations and commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of September 30, 2021, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

On November 8, 2021, we entered into an amendment to the employment agreement of our chief executive officer, Marvin Slosman, dated December 9, 2019, pursuant to which we agreed to remove the definitive term of his employment such that his employment agreement shall expire if and when terminated by either party pursuant to the terms thereof.

On November 4, 2021, we entered into an amendment to the amended and restated employment agreement of our chief financial officer, chief administrative officer, secretary and treasurer, Craig Shore, dated May 5, 2014, as amended on January 5, 2015, July 25, 2016, March 25, 2019 and on August 14, 2020, pursuant to which we agreed to remove the definitive term of his employment such that his employment agreement shall expire if and when terminated by either party pursuant to the terms thereof.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, as amended through September 30, 2015 (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2015)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2021)

3.3	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2013)

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 25, 2016)

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 29, 2016)

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 15, 2017)

3.7	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 29, 2017)

3.8	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 12, 2017)

3.9	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 7, 2018)

3.10	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 28, 2019)

3.11	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc., dated April 14, 2021 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on May 10, 2021)

10.1*+	First Amendment to Employment Agreement, dated November 8, 2021, by and between InspireMD, Inc. and Marvin Slosman.

10.2*+	Fifth Amendment to Amended and Restated Employment Agreement, dated November 4, 2021, by and between InspireMD, Inc. and Craig Shore

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in inline XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSPIREMD, INC.

Date: November 8, 2021	By:	/s/ Marvin Slosman
	Name:	Marvin Slosman,
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2021	By:	/s/ Craig Shore
	Name:	Craig Shore
	Title:	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

