Form 10-K
period 2021-12-31
InspireMD, Inc.
filed 2022-03-07
CIK 1433607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2021, based on the price at which the common equity was last sold on such date, was $38,913,674. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 4, 2022
Common Stock, $0.0001 par value	8,322,439

Documents incorporated by reference:

None

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation, including, revenue growth and anticipated impacts on our business of the ongoing COVID-19 pandemic and related public health measures. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will probably not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	our need to raise additional capital to meet our business requirements in the future and such capital raising may be costly or difficult to obtain and could dilute out stockholders’ ownership interests;

●	the impact of the COVID-19 pandemic on our manufacturing, sales, business plan and the global economy;

●	negative clinical trial results or lengthy product delays in key markets;

●	our ability to maintain compliance with the Nasdaq listing standards;

●	our ability to generate revenues from our products and obtain and maintain regulatory approvals for our products;

●	our ability to adequately protect our intellectual property;

●	our dependence on a single manufacturing facility and our ability to comply with stringent manufacturing quality standards and to increase production as necessary;

●	the risk that the data collected from our current and planned clinical trials may not be sufficient to demonstrate that our technology is an attractive alternative to other procedures and products;

●	market acceptance of our products;

●	an inability to secure and maintain regulatory approvals for the sale of our products;

●	intense competition in our industry, with competitors having substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution and personnel resources than we do;

●	entry of new competitors and products and potential technological obsolescence of our products;

●	inability to carry out research, development and commercialization plans;

●	loss of a key customer or supplier;

●	technical problems with our research and products and potential product liability claims;

●	product malfunctions;

●	price increases for supplies and components;

●	adverse economic conditions;

●	insufficient or inadequate reimbursement by governmental and other third-party payers for our products;

●	our efforts to successfully obtain and maintain intellectual property protection covering our products, which may not be successful;

●	adverse federal, state and local government regulation, in the United States, Europe or Israel and other foreign jurisdictions;

●	the fact that we conduct business in multiple foreign jurisdictions, exposing us to foreign currency exchange rate fluctuations, logistical and communications challenges, burdens and costs of compliance with foreign laws and political and economic instability in each jurisdiction;

●	the escalation of hostilities in Israel, which could impair our ability to manufacture our products; and

●	loss or retirement of key executives and research scientists.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. You should review carefully the risks and uncertainties described under the heading “Item 1A. Risk Factors” in this Annual Report on Form 10-K for a discussion of these and other risks that relate to our business and investing in shares of our common stock. Moreover, new risks regularly emerge, and it is not possible for our management to predict or articulate all the risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this Annual Report are based on information available to us on the date of this Annual Report. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained above and throughout this Annual Report.

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

Our CGuard™ carotid embolic prevention system (“CGuard EPS”) combines MicroNet and a self-expandable nitinol stent in a single device for use in carotid artery applications. Our CGuard EPS received CE mark approval in the European Union in March 2013 and was fully launched in Europe in September 2015. Subsequently, we launched CGuard EPS in Russia and certain countries in Latin America and Asia, including India. In September 2020, we launched CGuard EPS in Brazil after receiving regulatory approval in July 2020 and as discussed below, on February 3, 2021, we executed a distribution agreement with Chinese partners for the purpose of expanding our presence in China. Currently, we are seeking strategic partners for a potential launch of CGuard EPS in Japan and other Asian countries.

On September 8, 2020, we received approval from the U.S. Food and Drug Administration (“FDA”) of our Investigation Device Exemption (“IDE”), thereby allowing us to proceed with a pivotal study of our CGuard™ Carotid Stent System, C-Guardians, for prevention of stroke in patients in the United States. C-Guardians is a prospective, multicenter, single-arm, pivotal study to evaluate the safety and efficacy of the CGuard™ Carotid Stent System when used to treat symptomatic and asymptomatic carotid artery stenosis in patients undergoing carotid artery stenting. The trial was designed to enroll approximately 315 subjects in a maximum of 40 study sites located in the United States and Europe. Study sites in Europe may contribute a maximum of approximately 50% of the total enrollees. The primary endpoint of the study will be the composite of incidence of death (all-cause mortality), all stroke, and myocardial infarction (DSMI) through 30-days post-index procedure, based on the clinical events committee (CEC) adjudication and ipsilateral stroke from 31-365 day follow-up, based on Clinical Events Committee (CEC) adjudication.

On July 23, 2021, we announced the initiation of enrollment and successful completion of the first cases of our C-Guardian trial of CGuard EPS. The first patients, who were under the care of principal investigator, Chris Metzger, M.D., system chair of clinical research at Ballard Health System in Eastern Tennessee, were successfully implanted with the CGuard EPS stent device. These are the first of 315 patients who are expected to be enrolled in the trial and receive CGuard EPS in the treatment of carotid artery stenosis in symptomatic and asymptomatic patients undergoing carotid artery stenting. We are currently continuing with the enrollment phase.

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

We consider the current addressable market for our CGuard EPS to be individuals with diagnosed, symptomatic high-grade carotid artery stenosis (HGCS, ≥70% occlusion) for whom intervention is preferable to medical (drug) therapy. This group includes not only carotid artery stenting patients but also individuals undergoing carotid endarterectomy, as the two approaches compete for the same patient population. Assuming full penetration of the intervention caseload by CGuard EPS, we estimate that the addressable market for CGuard EPS will be approximately $666 million in 2022 (source: Health Research International Personal Medical Systems, Inc. September 13, 2021 Results of Update Report on Global Carotid Stenting Procedures and Markets by Major Geography and Addressable Markets). According to this same report, assuming full penetration of the caseload for all individuals diagnosed with high-grade carotid artery stenosis, we estimate that the total available market for CGuard EPS in 2022 will be approximately $5 billion.

Our MGuard™ Prime™ embolic protection system (“MGuard Prime EPS”) is marketed for use in patients with acute coronary syndromes, notably acute myocardial infarction (heart attack) and saphenous vein graft coronary interventions, or bypass surgery. MGuard Prime EPS combines MicroNet with a bare-metal cobalt-chromium based stent. MGuard Prime EPS received CE mark approval in the European Union in October 2010 for improving luminal diameter and providing embolic protection. Over the past years there has been a shift in industry preferences away from bare-metal stents, such as MGuard Prime EPS in ST-Elevation Myocardial Infarction (“STEMI”) patients. As a result of declining sales of the MGuard Prime EPS, which we believe this is largely driven by the predominant industry preferences favoring drug-eluting, or drug-coated, stents, we intend to phase out future sales of our MGuard Prime EPS in 2022.

We also intend to develop a pipeline of other products and indications by leveraging our MicroNet technology to improve peripheral procedures such as the treatment of the superficial femoral artery disease and vascular disease below the knee as well as neurovascular procedures, such as the treatment of acute stroke.

Presently, none of our products may be sold or marketed in the United States, but we do derive revenues from the use of our products in the currently ongoing trials.

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

2021 Equity Incentive Plan

On September 30, 2021, at our 2021 annual meeting of stockholders, our stockholders approved our 2021 Equity Incentive Plan.

ATM Offering

On July 28, 2020, we entered into a Sales Agreement with Alliance Global Partners (“A.G.P.”) pursuant to which we may offer and sell, from time to time, at our option, through or to A.G.P., up to an aggregate of approximately $9,300,000 of shares of common stock (the “ATM Facility”). Any shares to be offered and sold under the Sales Agreement will be issued and sold pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-223130), filed with the SEC on February 21, 2018 and the prospectus supplement thereto filed with the SEC on July 28, 2020, by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, or if specified by us, by any other method permitted by law. On January 11, 2021, we increased the aggregate amount of our shares of common stock that may be sold under the Sales Agreement from $9,300,000 to $10,382,954, and, as a result, utilized and sold the maximum amount allowable under the ATM Facility, which resulted in an aggregate amount of $10,381,958.

Reverse Stock Split

On April 14, 2021, our stockholders approved a reverse stock split of our common stock, following which, and on the same date, our board of directors approved a ratio of 1-for-15 for the reverse stock split, or the Reverse Stock Split. On April 14, 2021, the Delaware Secretary of State approved our Certificate of Amendment to our Amended and Restated Certificate of Incorporation, which set an effective date of April 26, 2021, for the Reverse Stock Split. The post-Reverse Stock Split CUSIP number for our common stock is 45779A 846.

On the April 26, 2021, the total number of shares of our common stock held by each stockholder was converted automatically into the number of whole shares of common stock equal to (i) the number of issued and outstanding shares of common stock held by such stockholder immediately prior to the Reverse Stock Split, divided by (ii) 15.

No fractional shares were issued in connection with the Reverse Stock Split, and no cash or other consideration was be paid. Instead, we issued one whole share of the post-Reverse Stock Split common stock to any shareholder who otherwise would have received a fractional share as a result of the Reverse Stock Split.

Appointment of Kathryn Arnold to our Board of Directors

On May 10, 2021, the board of directors appointed Ms. Kathryn Arnold as a Class III member of the Board, effective as of that date, with a term expiring at the Company’s 2023 annual meeting of stockholders. In connection with her appointment, on May 10, 2021, Ms. Arnold was granted (a) options to purchase 3,512 shares of Common Stock (the “Options”), and (b) 10,536 shares of restricted stock (the “Restricted Stock”, together with the Options the “Arnold Grant”). The Options have an exercise price equal to the closing fair market value of the Common Stock on the date of grant, subject to the terms and conditions of the Company’s 2013 Long-Term Incentive Plan (the “Plan”). The Options and the Restricted Stock will vest and become exercisable in three equal annual installments beginning on the one-year anniversary of the date of the Arnold Grant, provided that in the event that Ms. Arnold is either (i) not reelected as a director at the Company’s 2023 annual meeting of stockholders, or (ii) not nominated for reelection as a director at the Company’s 2023 annual meeting of stockholders, any unvested Options or Restricted Stock will vest in full and become exercisable on the date of the decision not to reelect or nominate her (as applicable). The Options have a term of 10 years from the date of grant.

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

National Commission for the Evaluation of Medical Devices and Health Technologies

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

COVID-19 Developments

The COVID-19 global pandemic has led governments and authorities around the globe to take various precautionary measures in order to limit the spread of COVID-19, including government-imposed quarantines, lockdowns, and other public health safety measures. We experienced a significant COVID-19 related impact on our financial condition and results of operations, primarily during the year ended December 31, 2020, which we primarily attribute to the postponement of CGuard EPS procedures (non-emergency procedures), as hospitals have shifted resources to patients affected by COVID-19. To the best of our knowledge, there are European countries in which we operate reinstated non-emergency procedures. However, new COVID-19 variants, and potentially increasing infection rates make the current COVID-related environment highly volatile and uncertain and we anticipate that the continuation of the pandemic and related restrictions and safety measures will likely result in continued fluctuations in sales of our products, potentially enrollments in our studies as well as potential disruptions to our supply chain for the upcoming periods.

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

In 2021, 2.8 million people between the age of 50 and 89 years old were estimated to be diagnosed with high grade carotid artery disease, of which, approximately 380,000 of those diagnosed required intervention for carotid artery disease (according to the Health Research International Personal Medical Systems, Inc. September 13, 2021 Results of Update Report on Global Carotid Stenting Procedures and Markets by Major Geography and Addressable Markets). There are two current intervention treatments used for carotid artery disease. The first is a carotid endarterectomy where a surgeon accesses the blocked carotid artery though an incision in the neck, and then surgically removes the plaque. The second is carotid artery stenting, which is a minimally invasive endovascular treatment for carotid artery disease and an alternative to carotid endarterectomy. Endovascular techniques using stents and carotid embolic prevention system protect against plaque and debris traveling downstream, blocking off the vessel and disrupting blood flow. We believe that the use of a stent with an embolic protection system should increase the number of patients being treated since it would avoid the need for complex surgery.

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

The growing prevalence of PVD is expected to cause increased demand for treatment options. PVD is age related and its prevalence increases markedly with advancing age. In addition, PVD is more prevalent in lower and medium income countries than in higher income countries (https://www.thelancet.com/journals/langlo/article/PIIS2214-109X(19)30255-4)

Our Products

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

Our CGuard™ carotid embolic prevention system (“CGuard EPS”) combines MicroNet and a self-expandable nitinol stent in a single device for use in carotid artery applications. Our CGuard EPS received CE mark approval in the European Union in March 2013 and was fully launched in Europe in September 2015. Subsequently, we launched CGuard EPS in Russia and certain countries in Latin America and Asia, including India. In September 2020, we launched CGuard EPS in Brazil after receiving regulatory approval in July 2020 and on February 3, 2021, we executed a distribution agreement with Chinese partners for the purpose of expanding our presence in China. On October 13, 2021, we announced that our CGuard EPS stent system received a positive opinion regarding reimbursement in France. Currently, we are seeking strategic partners for a potential launch of CGuard EPS in Japan.

On September 8, 2020, we received approval from the FDA of our IDE, thereby allowing us to proceed with a pivotal study of our CGuard™ Carotid Stent System, C-Guardians, for prevention of stroke in patients in the United States. C-Guardians is a prospective, multicenter, single-arm, pivotal study to evaluate the safety and efficacy of the CGuard™ Carotid Stent System when used to treat symptomatic and asymptomatic carotid artery stenosis in patients undergoing carotid artery stenting. The trial was designed to enroll approximately 315 subjects in a maximum of 40 study sites located in the United States and Europe. Study sites in Europe may contribute a maximum of approximately 50% of the total enrollees. The primary endpoint of the study will be the composite of incidence of death (all-cause mortality), all stroke, and myocardial infarction (DSMI) through 30-days post-index procedure, based on the clinical events committee (CEC) adjudication and ipsilateral stroke from 31-365 day follow-up, based on Clinical Events Committee (CEC) adjudication.

On July 23, 2021, we announced the initiation of enrollment and successful completion of the first cases of our C-Guardian trial of CGuard EPS. The first patients, who were under the care of principal investigator, Chris Metzger, M.D., system chair of clinical research at Ballard Health System in Eastern Tennessee, were successfully implanted with the CGuard EPS stent device. These are the first of 315 patients who are expected to be enrolled in the trial and receive CGuard EPS in the treatment of carotid artery stenosis in symptomatic and asymptomatic patients undergoing carotid artery stenting. We are currently continuing with the enrollment phase. Additionally, we intend to continue to invest in current and future potential product and manufacturing enhancements for CGuard EPS that are expected to reduce cost of goods and/or provide the best-in-class performing delivery system. In furtherance of our strategy that focuses on establishing CGuard EPS as a viable alternative to vascular surgery, we are exploring adding new delivery systems and accessory solutions for procedural protection to our portfolio.

MGuard Products– Coronary Applications

Bare-Metal Stent MGuard Product. Our MGuard Prime EPS coronary product is comprised of MicroNet wrapped around a cobalt-chromium based bare-metal stent. In comparison to a conventional bare-metal stent, we believe our MGuard Prime EPS coronary product with MicroNet mesh provides protection from dangerous embolic showers in patients experiencing ST-segment elevation myocardial infarction, the most severe form of a heart attack, referred to as STEMI. Standard stents were not engineered for heart attack patients. Rather, they were designed for treating stable angina patients whose occlusion is different from that of an occlusion in a heart attack patient. In acute heart attack patients, the plaque or thrombus is unstable and often breaks up as the stent is implanted causing downstream blockages in a significant portion of heart attack patients. Our MGuard Prime EPS is integrated with a precisely engineered micro net mesh that is designed to prevent the unstable arterial plaque and thrombus that caused the heart attack blockage from breaking off. Over the past years there has been a shift in industry preferences away from bare-metal stents, such as MGuard Prime EPS in ST-Elevation Myocardial Infarction STEMI patients. As a result of declining sales of the MGuard Prime EPS, which we believe this is largely driven by the predominant industry preferences favoring drug-eluting, or drug-coated, stents, we intend to phase out future sales of our MGuard Prime EPS in 2022.

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

However, as we plan to focus our resources on the further expansion of our sales and marketing activities for CGuard EPS and potential product enhancements and manufacturing enhancements for CGuard EPS expected to reduce cost of goods and/or provide the best-in-class performing delivery system and its submission for CE mark approval, we do not intend to pursue the development of PVGuard in the near future.

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

Key findings from the study are as follows:

●	100%% procedural success in implanting CGuard EPS;

●	1 death from hemorrhagic stroke (patient was admitted for immediate treatment of CAS due to stroke), 2 minor strokes, 6 TIAs and one nonfatal AMI at 24 hours;

●	1 minor stroke, 2 TIAs, three AMIs, no deaths and no stent thrombosis/occlusions between 24 hours and 30 days; and

●	1 minor stroke, 4 TIAs, 2 AMIs and 8 deaths (the 2 mentioned AMIs, 4 malignancies, 1 suicide and 1 undefined complication in Guillain-Barré Syndrome) between 30 days and 1 year.

The SIBERIA Trial for Carotid Artery Stenosis: A Randomized Controlled Trial of Conventional Versus Micronet™-Covered Stent Use in Percutaneous Neuroprotected Carotid Artery Revascularization: Peri-procedural and 30-day Diffusion-Weighted Magnetic Resonance Imaging and Clinical Outcomes

“The SIBERIA Trial for Carotid Artery Stenosis: A Randomized Controlled Trial of Conventional Versus Micronet™-Covered Stent Use in Percutaneous Neuroprotected Carotid Artery Revascularization: Peri-procedural and 30-day Diffusion-Weighted Magnetic Resonance Imaging and Clinical Outcomes” was an investigator-initiated randomized clinical trial, single-center study, which evaluated one hundred patients who qualified for carotid revascularization with high risk for surgery and were randomized 1:1 to either CGuard EPS or AcculinkTM. The primary endpoints were incidence and volume of new cerebral embolic post-procedural lesions (24-48 hours) as determined by diffusion weighted magnetic resonance imaging (DW-MRI). The principal secondary endpoints included incidence of periprocedural or postprocedural stroke, myocardial infarction and death at 30 days. The results of the study were presented in a late-breaking session at the EuroPCR in June 2020 and published (Randomized Controlled Trial of Conventional Versus MicroNet-Covered Stent in Carotid Artery Revascularization, JACC Cardiovascular Interventions, Vol. 14, November 21, 2021). The conclusion of the study was that the CGuard™ Micronet™-covered stent use in consecutive unselected patients subjected to neuroprotected carotid artery stenting was associated with a greater than three-fold reduction in the procedure-generated mean cerebral lesion volume, and with zero post-procedural cerebral embolisms observed. The MicroNet covered stent significantly reduced periprocedural and abolished post procedural cerebral embolism in relation to a conventional carotid stent. This is consistent with the MicroNet covered stent’s sustained embolism prevention, translating into cerebral protection not only during but after carotid artery stenting.

Key findings from the study are as follows:

●	Peri Procedure, the CGuard™ arm was observed to have a 57% reduction in new cerebral lesion average volume per patient (171 mm3 vs. 73 mm3), a statistically significant improvement (p=0.017) and 222 mm3 vs. 84 mm3 (p=0.038);

●	Post Procedure (24-48 hours), the CGuard™ arm was observed to have a 78% reduction in the average volume of new cerebral lesions (157 mm3 vs. 700 mm3), a statistically significant improvement (p=0.007);

●	At 30 days, DW-MRI showed zero new cerebral lessons in the CGuard™ arm versus six in the Acculink™ arm (p=0.03);

●	At 30 days, there were zero strokes, myocardia infarctions or deaths in the CGuard arm and three events the Acculink™ arm (two strokes and one myocardial infarction).

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

●	Widen the adoption of CGuard EPS. We are seeking to expand the population of CGuard EPS patients in those countries in which CGuard EPS is commercially available. In particular, our focus is on establishing CGuard EPS as a viable alternative (in appropriate cases) to conventional carotid stents and vascular surgery within the applicable medical communities. We intend to accomplish this goal by continuing to publish and present our clinical data, support investigator-initiated clinical registries and exploring addition of a procedural protection device to our portfolio incorporating the principal of reverse flow of the carotid artery as an adjuctive alternative to femoral access. We have partnered and will continue to seek out partnerships with organizations focused on the treatment of stroke. We will also continue to engage advisory boards and to develop a network of key opinion leaders to assist us in our efforts to widen the adoption of CGuard EPS.

●	Portfolio expansion and pipeline development We will continue to invest in advancing our portfolio with new delivery system alternatives to facilitate the use of CGuard by all physicians. Our delivery systems will enable all endovascular access points including accessory devices for Arterial Venous (AV) shunting.

●	Grow our presence in existing and new markets for CGuard EPS. We have launched CGuard EPS in most European and Latin American countries through a comprehensive distributor sales organizations network. We are continuing to focus on larger growing markets through this network by supporting our distributors with a comprehensive marketing and clinical education programs. In additional we have begun to sell direct to hospitals in certain markets and continue to evaluate the transition to a direct selling to hospitals model in certain currently served distributor markets, increasing our control on the market and gross profit margins. We are pursuing additional product registrations and distribution contracts with local distributors in other countries in Europe, Asia and Latin America. In February 2021, we executed a distribution agreement with Chinese partners for the purpose of expanding our presence in China. Currently, we are seeking strategic partners for a potential launch of CGuard EPS in Japan. In addition, we are conducting a pivotal study of our CGuard™ Carotid Stent System, C-Guardians, for prevention of stroke in patients in the United States.

●	Continue to leverage our MicroNet technology to develop additional applications for interventional cardiologists and vascular surgeons. In addition to the applications described above, we believe that we will eventually be able to utilize our proprietary MicroNet technology to address imminent market needs for new product innovations to significantly improve patients’ care. We continue to broadly develop and protect intellectual property using our mesh technology. Examples of some areas include peripheral vascular disease and neurovascular disease.

●	Establish relationships with collaborative and development partners to fully develop and market our existing and future products. We are seeking strategic partners for collaborative research, development, marketing, distribution, or other agreements, which could assist with our development and commercialization efforts for CGuard EPS and other potential products that are based on our MicroNet technology.

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

Sales and Marketing

Based on the positive CGuard EPS clinical data, we initiated the commercial launch of CGuard EPS in CE marked countries in early 2015. In September 2015, we announced full market launch of CGuard EPS in Europe. Since 2017 we are focusing on sales of our products through local distribution partners and our own internal sales initiatives to gain greater reach into all the relevant clinical specialties and to expand our geographic coverage. Our current strategy seeks to broaden our sales efforts to increase CGuard EPS penetration within the community of interventionalists. In parallel, we aim at transitioning vascular surgeons from carotid endarterectomy procedures to carotid stenting with CGuard EPS and accessory devices, which we believe can greatly expand our customer base. We have focused and we plan to continue to focus our marketing efforts primarily on key growth markets and to evaluate opportunities in new territories if and when they become available. In addition, we are using international trade shows and industry conferences to gain market exposure and brand recognition. We continue to work with leading physicians to enhance our marketing effort and are developing relationships with new key opinion leaders to champion our technology and work with us in clinical studies. In additional we have begun to sell direct to hospitals in certain markets, such as France and the United Kingdom, in order to increase our growth in the market and gross profit margins.

As a result of declining sales of the MGuard Prime EPS, which we believe is largely driven by the predominant industry preferences favoring drug-eluting stents rather than bare metal stents such as MGuard Prime EPS in STEMI patients, we intend to phase out future sales of our MGuard Prime EPS in 2022.

Product Positioning

When treating carotid artery disease, we believe that CGuard has potential to become the standard of care in treading carotid artery disease. It is a second-generation stent with positive patient outcomes demonstrating significant reduction in post-procedural neurological events.

Additionally, we intend to continue to evaluate potential product enhancements and manufacturing enhancements for CGuard EPS expected to reduce cost of goods or provide the best-in-class performing delivery system and accessory solutions. We believe these improvements may allow us to reduce cost of goods and increase penetration in our existing geographies and better position us for entry into new markets. Finally, we do not expect that it would be crucial to use a drug-eluting stent platform to compete in certain new markets such as the neurovascular market, and hence, we plan to continue to explore this area of opportunity.

Insurance Reimbursement

In most countries, a significant portion of a patient’s medical expenses is covered by third-party payors. Third-party payors can include both government-funded insurance programs and private insurance programs. While each payor develops and maintains its own coverage and reimbursement policies, payors, in many instances, have similarly established policies, and in the U.S., for example, coverage policies and reimbursement rates of private payors are often influenced by those established by the U.S. Department of Health and Human Services Centers for Medicare and Medicaid Services (CMS). The CGuard products and MGuard coronary products sold to-date in applicable foreign countries have been designed and labeled to facilitate the utilization of existing reimbursement codes for such countries, and we intend to continue to design and label our present and future products in a manner consistent with this goal.

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

Intellectual Property

Patents

We have 53 issued patents, including 16 patents issued in the U.S., and 17 pending patent applications, 7 of which are pending in the United States. Many of these patents and applications cover aspects of our CGuard and MGuard technology. Patents outside the U.S. have been filed in Canada, China, Europe, Israel, India, Japan, Australia, and South Africa. The patents and applications fall into a number of patent families, as listed below:

Base Title of Patent Family	Pending patent applications (Countries)	Issued patents (Country and Patent No.)	Issue Date
Bifurcated Stent Assemblies		US 8,961,586 China ZL200780046676.2	02/24/2015 9/26/2012
Deformable Tip for Stent Delivery and Methods of Use		US 10,258,491 Israel 260,945	4/16/2019 07/01/2020
Handle for Two-Stage Deployment of a Stent	US EP CN JP IN
Visualization of blood flow in a venous/arterial shunting system	US (Provisional)
Device for shunting blood between the arterial and venous systems of a patient	US (provisional)
Removing air from fluid in vascular and/or arterial delivery lines or blood circuits	US (provisional)

In Vivo Filter Assembly		US 9,132,261	09/15/2015

Knitted Stent Jackets		Canada 2,666,728 Canada 2,887,189 China ZL200780046697.4 China ZL201210320950.3 EP 2076212 (Germany, France, & UK )US 10,137,015 India 323792	6/23/2015 5/1/2018 10/10/2012 12/2/2015 2/1/2014 3/29/2017 11/27/2018 10/28/2019
Optimized Stent Jacket	EPO US	Canada 2,670,724
Canada 3,013,758
China ZL201210454357.8
China ZL200780043259.2
India 297,257
Israel 230,922
US 9,132,003
US 9,526,644
US 9,782,281
US 10,070,976
US 10,406,006
US 10,406,008
US 11,051,959
EP 2088962
		(validated in 9 countries: BE, CH, DE, FR, UK, IT, IE, LX, NL)	12/11/2018 12/9/2015 1/2/2013 5/30/2018 10/01/2020 9/15/2015 12/27/2016 10/10/2017 9/11/2018 9/10/2019 9/10/2019 10/11/2017
Stent Apparatuses for Treatment Via Body Lumens and Methods of Use	US EPO	South Africa 2007/10751 Canada 2,609,687 Canada 2,843,097 EP 1885281 (CH, DE, FR, GB, IE, IT) US 10,932,926 US 10,058,440 US 10,070,977	10/27/2010 4/22/2015 10/27/2015 2/13/2019 3/1/2017 8/28/2018 9/11/2018
Stent Thermoforming Apparatus and Methods		JP 6553178 US 9,527,234 US 10,376,393 Australia 2015326517 Canada 2962713	7/12/2019 12/27/2016 8/13/2019 05/21/2020 02/19/2019
Methods or using a self-adjusting stent assembly and kits including the same	US EP IN CN JP

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

Trademarks

We have registered or applied to register the following trademarks, which we use in connection with our products:

●	InspireMD® (US, European Union, and UK)
●	MGuard® (European Union, and UK)
●	CGuard® (US, European Union, and UK)
●	MGuard Prime® (US, European Union, and UK)
●	NGuard® (US, European Union)
●	PVGuard® (US, European Union, and UK)
●	Micronet® (US)
●	(MNP Micronet Protection logo) (European Union and UK)
●	Carenet®)European Union and UK)
●	SmartFit™ (US), UK
●	SmartFit Logo (EP, UK, US); CN & JP in preparation
●	CGuard Prime (EP, UK, US)
●	SwitchGuard (EP, UK)

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

Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. These laws and regulations range from simple product registration requirements in some countries to complex approval process, clinical trials and production controls in others. As a result, the processes and time periods required to obtain foreign marketing approval may be longer or shorter than those necessary to obtain FDA market authorization. These differences may affect the timeliness of international market introduction of our products. For the European Union nations, medical devices must obtain a CE mark before they may be placed on the market. In order to obtain and maintain the CE mark, we must comply with the Medical Device Directive 93/42/EEC (“MDD”) by presenting comprehensive technical files for our products demonstrating safety and efficacy of the product to be placed on the market and passing initial and annual quality management system audit as per ISO 13485 standard by a European Notified Body. We have obtained ISO 13485 quality system certification and the products we currently distribute into the European Union display the required CE mark. In order to maintain certification, we are required to pass an annual surveillance audit conducted by Notified Body auditors. The European Union replaced the MDD with the new European Medical Devices Regulation, or MDR (MDR 2017/745, Council Directive 93/42/EEC). The MDR will apply after a transitional period of three years ending on May 26, 2021, which is expected to change several aspects of the existing regulatory framework in Europe. Manufacturers have the duration of the transition period to update their technical documentation and processes to meet the new requirements in order to obtain a CE Mark. After May 26, 2021, medical devices can still be placed on the market under the provision of the MDD until May 26, 2024; provided the CE Mark was issued prior to this date and the manufacturer continues to comply with this directive. By May 26, 2024, all medical devices entering the EU will need to have a CE Mark under the MDR, even if they have been on the market previously under the MDD. In our case, CGuard and MGuard Prime can continue to be marketed under the MDD until November 12, 2022. Specifically, the EU MDR will require changes in the clinical evidence required for medical devices, post-market clinical follow-up evidence, annual reporting of safety information for Class III products, Unique Device Identification (“UDI”) for all products, submission of core data elements to a European UDI database prior to placement of a device on the market, and multiple other labeling changes. Approvals for certain of our currently-marketed products could be curtailed or withdrawn as a result of the implementation and recertification process of the EU MDR and acquiring approvals for new products could be more challenging, time consuming and costly.

As noted below, we have or had regulatory approval and made sales of CGuard EPS, MGuard Prime EPS or both products either through distributors pursuant to distribution agreements or directly, in the following countries: Argentina, Australia, Austria, Belarus, Belgium, Brazil, Bulgaria, Chile, Colombia, Croatia, Cyprus, Czech Republic, Denmark, Ecuador, Estonia, Finland, France, Germany, Hong Kong, Hungary, India Ireland, Israel, Italy, Latvia, Lithuania, Luxembourg, Malaysia, Malta, Mexico, Netherlands, New Zealand, Norway, Peru, Poland, Portugal, Romania, Russia, Saudi Arabia, Serbia, Slovakia, Slovenia, South Africa, Spain, Sweden, Switzerland, Turkey, Vietnam, Taiwan and the United Kingdom. While each of the European Union member countries accepts the CE mark as its sole requirement for marketing approval, some of these countries still require us to take additional steps in order to gain reimbursement rights for our products. Furthermore, while we believe that certain of the above-listed countries that are not members of the European Union accept the CE mark as a primary requirement for marketing approval, each such country requires additional regulatory requirements for final marketing approval of our products. Furthermore, we are currently targeting additional countries in Europe, Asia, and Latin America, however, even if all governmental regulatory requirements are satisfied in each such country, we anticipate that obtaining marketing approval in each country could take as few as three months or as many as twelve months or more, due to the nature of the approval process in each individual country, including typical wait times for application processing and review, as discussed in greater detail below.

In October 2007, our first generation MGuard stent combining the MicroNet with a stainless-steel stent received CE mark approval for the treatment of coronary artery disease in the European Union. We subsequently replaced the first generation MGuard product with MGuard Prime EPS, which uses a more advanced cobalt-chromium based stent. Our MGuard Prime EPS received CE mark approval in the European Union in October 2010 and marketing approval in those countries listed in the table below.

The CGuard EPS received CE mark approval in the European Union on March 14, 2013 and marketing approval in the countries listed in the table below. We are currently seeking marketing approval for CGuard EPS in, South Korea.

Please refer to the table below setting forth the approvals and sales made for CGuard EPS and the MGuard Prime EPS on a country-by-country basis

Approvals and Sales of CGuard EPS on a Country-by-Country Basis

Countries	CGuard EPS Approval	CGuard EPS Sales
Argentina	Y	Y
Australia	Y	Y
Austria	Y	Y
Belarus	Y	Y
Belgium	Y	Y
Brazil	Y	Y
Bulgaria	Y	Y
Chile	Y	Y
Colombia	Y	Y
Croatia	Y	N
Cyprus	Y	Y
Czech Republic	Y	Y
Denmark	Y	Y
Dominican Republic	Y	Y
Ecuador	Y	Y
Estonia	Y	Y
Finland	Y	Y
France	Y	Y
Germany	Y	Y
Greece	Y	Y
Netherlands	Y	Y
Hong Kong	Y	Y
Hungary	Y	Y
Iceland	Y	N
India	Y	Y
Ireland	Y	Y
Israel	Y	Y
Italy	Y	Y
Kazakhstan	N	Y	(1)
Latvia	Y	Y
Lithuania	Y	Y
Liechtenstein	Y	N
Luxembourg	Y	N
Malaysia	N	N
Malta	Y	N
Mexico	Y	Y
Montenegro	Y	N
New Zealand	Y	N
Norway	Y	N
Peru	Y	Y
Poland	Y	Y
Portugal	Y	Y
Romania	Y	Y
Russia	Y	Y
Saudi Arabia	N	N
Serbia	Y	Y
Slovakia	Y	Y
Slovenia	Y	Y
South Africa	Y	Y
Spain	Y	Y
Sweden	Y	Y
Switzerland	Y	Y
Turkey	Y	Y
Taiwan	Y	N
Venezuela	N	N
Vietnam	Y	Y
Ukraine	Y	Y
United Kingdom	Y	Y
United States	N	Y	(2)

(1)	Refers to temporary approval to import limited amount of units (400) to Kazakhstan.
(2)	Refers to units used in our ongoing FDA trial.

FDA Government Regulation of Medical Devices for Human Subjects

Many of our activities are subject to regulatory oversight by the FDA under provisions of the Federal Food, Drug, and Cosmetic Act and regulations thereunder, including regulations governing the development, marketing, labeling, promotion, manufacturing, and export of medical devices.

FDA Approval/Clearance Requirements

In the United States, most Class II or III medical devices must be cleared or approved by the FDA prior to commercialization. Unless an exemption applies, each medical device that we market or wish to market in the United States must receive 510(k) clearance or premarket approval. Medical devices that receive 510(k) clearance are “cleared” by the FDA to market, distribute, and sell in the United States. Medical devices that obtain a premarket approval by the FDA are “approved” to market, distribute, and sell in the United States. We anticipate filing a premarket approval application, or PMA, in the future for our product and do not anticipate filing a 510(k) premarket notification, provided that the FDA will not instruct us otherwise. We cannot guarantee that we will obtain premarket approval, which will likely include clinical testing. Descriptions of the premarket approval and 510(k) clearance processes are provided below.

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

Class III includes devices with the greatest risk. Devices in this class must meet all of the requirements in Classes I and II. In addition, Class III devices cannot generally be marketed until they receive a premarket approval. The safety and effectiveness of Class III devices cannot be assured solely by the General Controls and the other requirements described above. These devices require formal clinical studies to demonstrate safety and effectiveness. Under MDFUMA, PMAs (and supplemental PMAs) are subject to significantly higher user fees than 510(k) applications, and they also require considerably more time and resources.

The FDA decides whether a device line must undergo either the 510(k) clearance or premarket approval based on statutory criteria that utilize a risk-based classification system. Premarket approval is the FDA process of scientific and regulatory review to evaluate the safety and effectiveness of Class III medical devices and, in many cases, Class II medical devices. Class III devices are those that support or sustain human life, are of substantial importance in preventing impairment of human health, or which present a potential, unreasonable risk of illness or injury. The FDA uses these criteria to decide whether a premarket approval or a 510(k) is appropriate, including the level of risk that the agency perceives is associated with the device and a determination by the agency of whether the product is a type of device that is similar to devices that are already legally marketed. Devices deemed to pose relatively less risk are placed in either Class I or II. In many cases, the FDA requires the manufacturer to submit a 510(k) requesting clearance (also referred to as a premarket notification), unless an exemption applies. The 510(k) must demonstrate that the manufacturer’s proposed device is “substantially equivalent” in intended use and in safety and effectiveness to a legally marketed predicate device. A “predicate device” is a pre-existing medical device to which equivalence can be drawn, that is either in Class I, Class II, or is a Class III device that was in commercial distribution before May 28, 1976, for which the FDA has not yet called for submission of a PMA. A product that lacks a predicate device will default to a Class III device, although a company may seek to submit a De Novo classification request, rather than a PMA. The De Novo request allows a regulatory pathway to classify novel medical devices for which general controls alone, or general and special controls, provide reasonable occurrence of safety and effectiveness for the intended use, but for which there is no legally marketed predicate device.

We expect that unless an exemption applies, each medical device that we market or wish to market in the United States must receive 510(k) clearance or premarket approval. Medical devices that receive 510(k) clearance are “cleared” by the FDA to market, distribute, and sell in the United States. Medical devices that obtain a premarket approval by the FDA are “approved” to market, distribute, and sell in the United States. We anticipate that each device that we wish to commercialize will be considered a Class III device by the FDA and therefore we anticipate filing a PMA in the future and do not anticipate filing a 510(k) premarket notification, provided that the FDA will not instruct us otherwise. We cannot guaranty that we will obtain a premarket approval. Descriptions of the premarket approval and 510(k) clearance processes are provided below.

Premarket Approval Pathway

We expect that current and future applications of our technology will result in medical devices that are considered Class III devices subject to premarket approval. A PMA must be submitted if a device cannot be cleared through the 510(k) process, unless FDA permits a De Novo application. A PMA must be supported by extensive data including, but not limited to, analytical, preclinical, clinical trials, manufacturing, statutory preapproval inspections, and labeling to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use. Before a premarket approval application is submitted, a manufacturer must apply for an Investigational Device Exemption (IDE) to conduct clinical trials. If the device presents a “significant risk,” as defined by the FDA, to human health, the FDA requires the device sponsor to file an IDE application with the FDA and obtain IDE approval prior to initiation of enrollment of human subjects for clinical trials. The IDE provides the manufacturer with a legal pathway to perform clinical trials on human subjects where without the IDE, only approved medical devices may be used on human subjects.

The IDE application must be supported by appropriate data, such as analytical, animal and laboratory testing results, manufacturing information, and an Investigational Review Board (IRB) approved protocol showing that it is safe to test the device in humans and that the testing protocol is scientifically sound, as well as ensuring patient informed consent is obtained. If the clinical trial design is deemed to have “non-significant risk,” the clinical trial may be eligible for “abbreviated” IDE requirements.

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

After a PMA is sufficiently complete, the FDA will accept the application and begin an in-depth review of the submitted information. By statute, the FDA has 180 days to review the “accepted application,” although, generally, review of the application can take between one and three years, but it may take significantly longer. During this review period, the FDA may request additional information or clarification of information already provided. Also, during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The preapproval inspections conducted by the FDA include an evaluation of the manufacturing facility to ensure compliance with the Quality Systems Regulations, as well as inspections of the clinical trial sites by the Bioresearch Monitoring group to evaluate compliance with good clinical practice and human subject protections. New premarket approval applications or premarket approval supplements are required for modifications that affect the safety or effectiveness of the device, including, for example, certain types of modifications to the device’s indication for use, manufacturing process, labeling and design. Significant changes to an approved premarket approval require a 180-day supplement, whereas less substantive changes may utilize a 30-day notice, or a 135-day supplement. Premarket approval supplements often require submission of the same type of information as a premarket approval application, except that the supplement is limited to information needed to support any changes from the device covered by the original premarket approval application, and it may not require as extensive clinical data or the convening of an advisory panel.

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

A noncomprehensive list of the regulatory requirements that apply to our approved products classified as medical devices include:

●	product listing and establishment registration, which helps facilitate FDA inspections and other regulatory action;

●	Quality Systems Regulations, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the development and manufacturing process;

●	labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label use or indication;

●	clearance of product modifications that could significantly affect safety or efficacy or that would constitute a major change in intended use of one of our cleared devices (if obtained);

●	approval of product modifications that affect the safety or effectiveness of one of our cleared devices (if obtained);

●	medical device reporting regulations, which require that manufacturers comply with FDA requirements to report if their device may have caused or contributed to a death or serious injury, or has malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the device or a similar device were to recur;

●	post-approval restrictions or conditions, including post-approval study commitments;

●	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device;

●	the FDA’s recall authority, whereby it can ask, or under certain conditions order, device manufacturers to recall from the market a product that is in violation of governing laws and regulations;

●	regulations pertaining to voluntary recalls; and,

●	notices of corrections or removals.

We do not currently have a registered establishment with the FDA. If we are approved or cleared to manufacture, prepare, or process a device in the United States, we and any third-party manufacturers that we may use will be required to register our establishments with the FDA. As such, we and our manufacturing facilities will be subject to FDA inspections for compliance with the FDA’s Quality System Regulation. Additionally, some of our subcontractors may also be subject to FDA announced and unannounced inspections for compliance with the FDA’s Quality System Regulation. These regulations will require that we manufacture our products and maintain our documents in a prescribed manner with respect to design, manufacturing, testing and quality control activities. As a medical device manufacturer, we will further be required to comply with FDA requirements regarding the reporting of adverse events associated with the use of our medical devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. FDA regulations also govern product labeling and prohibit a manufacturer from marketing a medical device for unapproved applications.

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

U.S. Healthcare Laws and Regulations

In addition to the FDA regulations, there are a variety of other healthcare laws and regulations to which we may be subject if any of our products are marketed, sold, distributed, and/or utilized in the United States. In the United States, we may be subject to the oversight of FDA, Office of the Inspector General within the Department of Health and Human Services (OIG), the Center for Medicare/Medicaid Services (CMS), the Department of Justice (DOJ), in addition to others. We supply products that may be reimbursed by federally funded programs such as Medicare. As a result, our activities may be subject to regulation by CMS and enforcement by OIG and DOJ. Of specific note are federal and state fraud and abuse laws, which prohibit the payment or receipt of kickbacks, bribes or other remuneration, including the offer or solicitation of such payment, intended to induce or reward the purchase, recommendation or generation of business involving healthcare products any item or service payable by a health-care program. Other provisions of federal and state laws prohibit presenting, or causing to be presented, to third party payors (including, government programs, such as Medicare and Medicaid) for reimbursement, claims that are false or fraudulent, or which are for items or services that were not provided as claimed. In addition, other healthcare laws and regulations may apply, such as transparency and reporting requirements, and privacy and security requirements. Violations of these laws can lead to civil and criminal penalties, including exclusion from participation in federal and state healthcare programs, any of which could have a material adverse effect on our business. These laws are potentially applicable to manufacturers of products regulated by the FDA as medical devices, such as us, and hospitals, physicians and other institutional or individual providers that may refer or purchase such products. The healthcare laws that may be applicable to our business or operations include, but are not limited to:

●	The federal Anti-Kickback Statute, which prohibits a person from knowingly and willfully offering, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, in return for or to induce referring or recommending an individual to another person to receive items or services or to purchase, lease, order, or arrange for any good, facility, item or service payable in whole or in part under a Federal health care program;

●	Federal false claims laws and civil monetary penalty laws, including the False Claims Act, prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other government healthcare programs that are false or fraudulent, or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. The False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal health care program, knowingly makes, uses or causes to be made or used, a false record or statement material to a false or fraudulent claim, or knowingly makes a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. The federal Civil Monetary Penalties Law prohibits, among other things, the offering or transferring of remuneration to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of Medicare or Medicaid payable items or services;

●	The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which includes provisions that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, and for knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and its implementing regulations, also imposes obligations and requirements on healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform certain services for them that involve the use or disclosure of individually identifiable health information, with respect to safeguarding the privacy and security of certain individually identifiable health information;

●	The federal transparency requirements under the Affordable Care Act, including the provision commonly referred to as the Open Payments Act or Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or Children’s Health Insurance Program to report annually to Centers for Medicare and Medicaid Services, or CMS, information related to payments and other transfers of value to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members; and

●	Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may be broader in scope and apply to referrals and items or services reimbursed by both governmental and non-governmental third-party payors, including private insurers, many of which differ from each other in significant ways and often are not preempted by federal law, thus complicating compliance efforts.

Customers

Our customer base is varied. We began shipping our MGuard product to customers in Europe in January 2008 and CGuard product to customers in Europe in 2014 and have since expanded our global distribution network to Southeast Asia, India, Latin America and Israel. We currently have distribution agreements for our CE mark-approved CGuard EPS with medical product distributors based in Europe, the Middle East, Asia Pacific and Latin America. We are currently in discussions with additional distribution companies in Europe, Asia, and Latin America.

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

On February 3, 2021, we entered into a Distribution Agreement with three China-based partners, pursuant to which the Chinese partners will be responsible for conducting the necessary registration trials for commercial approval of our products in China, followed by an exclusive distribution right to sell our products in China. Under the Distribution Agreement, the China-based partners will be subject to minimum purchase obligations.

We have also recently engaged in direct sales in certain geographic markets such as United Kingdom and France.

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

A CGuard EPS consists of a CGuard stent and the delivery system. Each CGuard stent is manufactured from two main components, a self-expending nickel-titanium stent and the mesh polymer. This material is readily available and we acquire it in the open market. The mesh is made from polyethylene terephthalate (polyester). We have patent rights that cover the proposed CGuard stent with mesh. This material is readily available in the market as well, because it is used for many medical applications. In the event that our supplier can no longer supply this material in fiber form, we would need to qualify another supplier, which could take several months. The delivery system for CGuard is made out of polymer tubes we acquire from an original equipment manufacturer. In the event that our supplier can no longer supply this material, we would need to qualify another supplier, which could take several months. In addition, in order to retain the approval of the CE mark, we are required to perform periodic audits of the quality control systems of our key suppliers in order to ensure that their products meet our predetermined specifications.

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

Human Capital Management

As of December 31, 2021, we had 52 employees 50 full-time and 2 part-time, consisting of 2 in executive management, 5 in research and development, 7 in quality assurance and compliance, 5 in finance and accounting, 20 in operations/production, 10 in sales, marketing and clinical, and 3 in all other miscellaneous roles, Human resources, information technology services, and administration. Except for 5 of our employees in Europe, our employees are not party to any collective bargaining agreements. We do not expect the collective bargaining agreements to which our employees are party to have a material effect on our business or results of operations. We also employ 3 independent contractors in Poland and 1 in Brazil.

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

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health and safety of our employees. In response to the COVID-19 pandemic, we follow government regulations which may include at certain periods having employees work from home, while implementing additional safety measures for employees continuing critical on-site work.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” immediately following this prospectus summary. These risks include, among others, the following:

●	the COVID-19 pandemic has caused interruptions or delays of our business plan and may have a significant adverse effect on our business;

●	we have a history of net losses and may experience future losses;

●	we will need to raise additional capital to meet our business requirements in the future, and such capital raising may be costly or difficult to obtain and could dilute our stockholders’ ownership interests;

●	we may become subject to claims by much larger and better capitalized competitors enforcing their intellectual property rights against us or seeking to invalidate our intellectual property or our rights thereto;

●	there are inherent limitations in all control systems, and misstatements due to error or fraud may occur and not be detected;

●	clinical trials necessary to support a pre-market approval application will be lengthy and expensive and will require the enrollment of a large number of patients, and suitable patients may be difficult to identify and recruit. Any such delay or failure of clinical trials could prevent us from commercializing our stent products, which would materially and adversely affect our results of operations and the value of our business;

●	our products may in the future be subject to product notifications, recalls, or voluntary market withdrawals that could harm our reputation, business and financial results;

●	completing clinical trials for CGuard EPS in the United States require meeting a number of regulatory requirements and must be conducted in compliance with the FDA’s IDE regulations. Failure to maintain compliance with IDE regulations could have a material adverse effect on our business;

●	though necessary to pursue FDA premarket approval, pre-clinical and clinical trials are inherently lengthy and expensive and subject to any number of regulatory and/or clinical difficulties that can cause further delays, additional costs, and/or rejection by the FDA, and any such delay, added cost, or failure in connection with any future clinical trials could prevent us from commercializing our products, including MicroNet products in the United States, which would materially and adversely affect our results of operations and the value of our business;

●	we may be subject, directly or indirectly, to applicable U.S. federal and state anti-kickback, false claims laws, physician payment transparency laws, fraud and abuse laws or similar healthcare and security laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings;

●	we may be exposed to product liability claims and insurance may not be sufficient to cover these claims;

●	even if one or more of our products are approved by the FDA, we may fail to obtain an adequate level of reimbursement for our products by third party payors, such that there may be no commercially viable markets for our products or the markets may be much smaller than expected;

●	in the United States and European Union, our business could be significantly and adversely affected by healthcare reform initiatives and/or other legislation or judicial interpretations of existing or future healthcare laws and/or regulations;

●	if we are unable to obtain and maintain intellectual property protection covering our products, others may be able to make, use or sell our products, which would adversely affect our revenue;

●	we are an international business, and we are exposed to various global and local risks that could have a material adverse effect on our financial condition and results of operations venue;

●	the market prices of our common stock and our publicly traded warrants are subject to fluctuation and have been and may continue to be volatile, which could result in substantial losses for investors;

●	our common stock could be delisted from the Nasdaq Stock Market if we fail to meet its continued listing requirements, including requirements with respect to the market value of publicly-held-shares, market value of listed shares, minimum bid price per share, and minimum stockholder’s equity, among others, and requirements relating to board and committee independence;

●	offers or availability for sale of a substantial number of shares of our common stock may cause the price of our publicly traded securities to decline;

●	we anticipate being subject to fluctuations in currency exchange rates because we expect a substantial portion of our revenues will be generated in Euros and U.S. dollars, while a significant portion of our expenses will be incurred in New Israeli Shekels;

●	if there are significant shifts in the political, economic and military conditions in Israel and its neighbours, it could have a material adverse effect on our business relationships and profitability;

●	it may be difficult for investors in the United States to enforce any judgments obtained against us or some of our directors or officers;

Risks Related to Our Business

The COVID-19 pandemic has caused interruptions or delays of our business plan and may have a significant adverse effect on our business.

We have been impacted by the COVID-19 pandemic, and we cannot predict the future impacts the COVID-19 pandemic, including the emergence of new strains such as the Omicron or Delta variant, may have on its business, results of operations and financial condition. The COVID-19 global pandemic has led governments and authorities around the globe to take various precautionary measures in order to limit the spread of COVID-19, including government-imposed quarantines, lockdowns, and other public health safety measures. We experienced a significant COVID-19 related impact on our financial condition and results of operations, primarily during the year ended December 31, 2020, which we primarily attribute to the postponement of CGuard EPS procedures (non-emergency procedures), as hospitals have shifted resources to patients affected by COVID-19. To the best of our knowledge, some European countries in which we operate reinstated non-emergency procedures. In particular, in November 2021, the Government of Israel announced that non-Israeli residents or citizens, except for non-nationals whose lives are based in Israel, are not allowed to enter Israel, New COVID-19 variants, and potentially increasing infection rates make the current COVID-related environment highly volatile and uncertain, and we anticipate that the continuation of the pandemic and related restrictions and safety measures will likely result in continued fluctuations in sales of our products, enrollments in our studies as well as potential disruptions to our supply chain, for the upcoming periods.

During this uncertain time, we are committed to the health and safety of our employees. In response to the COVID-19 pandemic, we follow government regulations which may include at certain periods having employees work from home, while implementing additional safety measures for employees continuing critical on-site work.

Governmental mandates related to COVID-19 or other infectious diseases may impact, our personnel and personnel at third-party manufacturing facilities in Israel and other countries, and the availability or cost of materials, which would disrupt our supply chain and/or reduce our margins. Although the manufacturing of our products in Israel has not been materially impacted by COVID-19 as of February 2022, we cannot guarantee that we will continue to manufacture at full capacity in the event that pandemic persists, and further restrictions are imposed.

Finally, we anticipate that the COVID-19 pandemic may impact clinical and regulatory matters. COVID-19 is delaying enrollment in clinical trials across the medical device industry and may affect any new trials we decide to pursue. COVID-19 may cause disruptions that could have a material adverse impact on our FDA clinical trial plans and timelines, including:

●	Delays in receiving authorizations from local regulatory authorities, ethics committees and institutional review boards to initiate planned clinical trials;
●	Delays or difficulties in enrolling patients in our clinical trials;

●	Delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
●

Delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials, including interruptions in global shipping that may affect the transport of clinical trial materials;

●

Changes in local regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

●

Diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

●

Diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

●

Interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others, or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the integrity of clinical trial data;

●

Risk that participants enrolled in our clinical trials will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;

●	Delays in necessary interactions with local regulators, ethics committees and other third parties and contractors due to limitations in employee resources or forced furlough of government employees;
●

Limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; and

●	Refusal of the FDA to accept data from clinical trials in affected geographies.

Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the delay or denial of regulatory approvals or clearances of our product.

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

Increasing inflation could adversely affect our business, financial condition, results of operations or cash flows.

Inflation and some of the measures taken by or that may be taken by the governments in countries where we operate in an attempt to curb inflation may have negative effects on the economies of those countries generally. If the United States or other countries where we operate experience substantial inflation in the future, our business may be adversely affected. This could have a material adverse impact on our business, financial condition, results of operations or cash flows.

We have a history of net losses and may experience future losses.

We have yet to establish any history of profitable operations. We reported a net loss of $14.9 million for the fiscal year ended December 31, 2021, and had a net loss of approximately $10.5 million during the fiscal year ended December 31, 2020. As of December 31, 2021, we had an accumulated deficit of $183 million. We expect to incur additional operating losses for the foreseeable future. There can be no assurance that we will be able to achieve sufficient revenues throughout the year or be profitable in the future.

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

The medical device market is highly competitive. We compete with many medical device companies globally in connection with our current products and products under development. We face intense competition from numerous pharmaceutical and biotechnology companies in the therapeutics area, as well as competition from academic institutions, government agencies and research institutions. Abbott Laboratories, Boston Scientific Corporation, Medtronic, Inc., and Cardinal Health, Gore Medical and Terumo Medical Corporation produce a polytetrafluoroethylene mesh-covered stent and a double layer metal stent, respectively. Most of our current and potential competitors, including but not limited to those listed above, have, and will continue to have, substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution and personnel resources than we do. There can be no assurance that we will have sufficient resources to successfully commercialize our products, if and when they are approved for sale. The worldwide market for stent products is characterized by intensive development efforts and rapidly advancing technology. Our future success will depend largely upon our ability to anticipate and keep pace with those developments and advances. Current or future competitors could develop alternative technologies, products or materials that are more effective, easier to use or more economical than what we or any potential licensee develop. If our technologies or products become obsolete or uncompetitive, our related product sales and licensing revenue would decrease. This would have a material adverse effect on our business, financial condition and results of operations.

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

The ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 require us to identify material weaknesses in internal control over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Our management, including our chief executive officer and chief financial officer, does not expect that our internal controls and disclosure controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions, such as growth of the company or increased transaction volume, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Clinical trials necessary to support a pre-market approval application to the FDA for our products, including CGuard EPS stent will be expensive and will require the enrollment of a large number of patients, and suitable patients may be difficult to identify and recruit, which may cause a delay in the development and commercialization of our product candidates. Patient enrollment in clinical trials and the ability to successfully complete patient follow-up depends on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and efficacy of our products, or they may be persuaded to participate in contemporaneous clinical trials of competitive products. In addition, patients participating in our clinical trials may die before completion of the trial or suffer adverse medical events unrelated to or related to our products. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial may cause an increase in costs and delays or result in the failure of the clinical trial.

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

The results of our clinical trials may be insufficient to obtain regulatory approval for our product candidates.

We will only receive regulatory approval to commercialize a product candidate if we can demonstrate to the satisfaction of the FDA or the applicable foreign regulatory agency, in well designed and conducted clinical trials, that the product candidate is safe and effective. If we are unable to demonstrate that a product candidate is safe and effective in advanced clinical trials involving large numbers of patients, we will be unable to submit the necessary application to receive regulatory approval to commercialize the product candidate. We face risks that:

●	the product candidate may not prove to be safe or effective;

●	the product candidate’s benefits may not outweigh its risks;

●	the results from advanced clinical trials may not confirm the positive results from pre-clinical studies and early clinical trials;

●	the FDA or comparable foreign regulatory authorities may interpret data from pre-clinical and clinical testing in different ways than us; and

●	the FDA or other regulatory agencies may require additional or expanded trials and data.

Patients may discontinue their participation in our clinical studies, which may negatively impact the results of these studies and extend the timeline for completion of our development programs.

Clinical trials for our product candidates require sufficient patient enrollment. We may not be able to enroll a sufficient number of patients in a timely or cost-effective manner. Patients enrolled in our clinical studies may discontinue their participation at any time during the study as a result of a number of factors, including withdrawing their consent or experiencing adverse clinical events, which may or may not be judged to be related to our product candidates under evaluation. If a large number of patients in a study discontinue their participation in the study, the results from that study may not be positive or may not support a filing for regulatory approval of the product candidate.

In addition, the time required to complete clinical trials is dependent upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including the following:

●	the size of the patient population;

●	the nature of the clinical protocol requirements;

●	the availability of other treatments or marketed therapies (whether approved or experimental);

●	our ability to recruit and manage clinical centers and associated trials;

●	the proximity of patients to clinical sites; and

●	the patient eligibility criteria for the study.

Our products may in the future be subject to product notifications, recalls, or voluntary market withdrawals that could harm our reputation, business and financial results.

After regulatory approval has been obtained for medical device products, the product and the manufacturer are subject to continual review, including the review of adverse experiences and clinical results that are reported after our products are made available to patients, and there can be no assurance that such approval will not be withdrawn or restricted. Regulators may also subject approvals to restrictions or conditions or impose post-approval obligations on the holders of these approvals, and the regulatory status of such products may be jeopardized if such obligations are not fulfilled. If post-approval studies are required, such studies may involve significant time and expense.

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

We expect to derive our revenue from sales of our CGuard EPS stent product and other products we may develop, such as CGuard EPS with enhancements. If we fail to generate revenue from these sources, our results of operations and the value of our business would be materially and adversely affected.

We expect our revenue to be generated from sales of our CGuard EPS stent products and other products we may develop. Future sales of CGuard EPS will be subject to the receipt of regulatory approvals and commercial and market uncertainties that may be outside our control. In addition, there may be insufficient demand for other products we are seeking to develop, such as CGuard EPS with enhancements. If we fail to generate expected revenues from these products, our results of operations and the value of our business and securities would be materially and adversely affected.

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

The applicable regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our products. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

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

Additionally, we may be subject to state and non-U.S. equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare services reimbursed by any source, not just governmental payors, including private insurers. Several states impose marketing restrictions or require medical device companies to make marketing or price disclosures to the state. There are ambiguities as to what is required to comply with these state requirements, and if we fail to comply with an applicable state law requirement, we could be subject to penalties.

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

We may be exposed to product liability claims based on the use of any of our products, or products incorporating our licensed technology, in the market or clinical trials. We may also be exposed to product liability claims based on the sale of any products under development following the receipt of regulatory approval. Product liability claims could be asserted directly by consumers, health-care providers or others. We have obtained product liability insurance coverage; however ,such insurance may not provide full coverage for our future clinical trials, products to be sold, and other aspects of our business. Insurance coverage is becoming increasingly expensive, and we may not be able to maintain current coverage, or expand our insurance coverage to include future clinical trials or the sale of new products or existing products in new territories, at a reasonable cost or in sufficient amounts to protect against losses due to product liability or at all. A successful product liability claim, or series of claims brought against us could result in judgments, fines, damages and liabilities that could have a material adverse effect on our business, financial condition and results of operations. We may incur significant expense investigating and defending these claims, even if they do not result in liability. Moreover, even if no judgments, fines, damages or liabilities are imposed on us, our reputation could suffer, which could have a material adverse effect on our business, financial condition and results of operations.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as efforts by the Trump Administration to modify, repeal or otherwise invalidate all, or certain provisions of, the Affordable Care Act. Following the enactment of the Tax Act, on December 14, 2018 in a case in the United States District Court for the Northern District of Texas, a federal judge ruled that the individual mandate imposed by the Affordable Care Act is unconstitutional and inseverable from the other provisions of the Affordable Care Act and, therefore, the remaining provisions of the Affordable Care Act are invalid. On November 10, 2020 the United States Supreme Court heard arguments on whether the Affordable Care Act is constitutional, in whole or in part, and is expected to rule in that case in early 2021. Assuming entire Affordable Care Act is not ruled to be unconstitutional, the implementation of the Affordable Care Act will remain ongoing and may also increase our regulatory burdens and operating costs. Litigation and legislation related to the Affordable Care Act are likely to continue, with unpredictable and uncertain results. We cannot predict with certainty what affect further changes to the Affordable Care Act would have on our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes included aggregate reductions to Medicare payments to providers of up to two percent per fiscal year, which will remain in effect through 2027 unless additional Congressional action is taken. It is unclear what impact new quality and payment programs may have on our business, financial condition, results of operations or cash flows. Individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control product pricing, including price or patient reimbursement constraints, and discounts, and require marketing cost disclosure and transparency measures. We believe that additional state and federal health care reform measures may be adopted in the future that could have a material adverse effect on our industry generally and on our customers. Any changes in, or uncertainty with respect to, future reimbursement rates could impact our customers’ demand for our products, which in turn could have a material adverse effect on our business, financial condition, results of operations, or cash flows. Further, the federal, state and local governments, Medicare, Medicaid, managed care organizations, and foreign governments have in the past considered, are currently considering, and may in the future consider healthcare policies and proposals intended to curb rising healthcare costs, including those that could significantly affect both private and public reimbursement for healthcare services. Future significant changes in the healthcare systems in the United States or other countries, including changes intended to reduce expenditures along with uncertainty about whether and how changes may be implemented, could have a negative impact on the demand for our products. We are unable to predict with certainty whether other healthcare policies, including policies stemming from legislation or regulations affecting our business, may be proposed or enacted in the future; what effect such policies would have on our business; or the effect ongoing uncertainty about these matters will have on our customers’ purchasing decisions.

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

In May 2017, the European parliament and the council of the European Union approved a new Medical Device Regulation (EU) 2017/745 which has replaced the existing medical device directives (93/42/EEC). The new regulations entered into full application in May 26, 2021. The new Medical Device Regulation imposes stricter requirements on medical device manufacturers and strengthens the supervising competences of the competent authorities of European Union member states, the notified bodies and the authorized representatives. As a result, the new legislation can prevent or delay the CE marking and certifications of our products under development or impact our ability to modify our currently CE marked products on a timely basis. If we fail to comply with the modified regulation and requirements, it can adversely affect our business, operating results and prospects. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of future products.

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

Intellectual property rights of third parties could adversely affect our ability to commercialize our products and services, and we might be required to litigate or obtain licenses from third parties in order to develop or market our product candidates. Such litigation or licenses could be costly or not available on commercially reasonable terms.

It is inherently difficult to conclusively assess our freedom to operate without infringing on third-party rights. Our competitive position may be adversely affected if existing patents or patents resulting from patent applications issued to third parties or other third-party intellectual property rights are held to cover our products or services or elements thereof, or our manufacturing or uses relevant to our development plans. In such cases, we may not be in a position to develop or commercialize products or services or our product candidates (and any relevant services) unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. There may also be pending patent applications that if they result in issued patents, could be alleged to be infringed by our new products or services. If such an infringement claim should be brought and be successful, we may be required to pay substantial damages, be forced to abandon our new products or services or seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all.

It is also possible that we have failed to identify relevant third-party patents or applications. For example, U.S. patent applications filed before November 29, 2000 and certain U.S. patent applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Patent applications in the United States and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our new products or services could have been filed by others without our knowledge. Additionally, pending patent applications which have been published can, subject to certain limitations, be later amended in a manner that could cover our services, our new products or the use of our new products. Third-party intellectual property right holders may also actively bring infringement claims against us. We cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims. If we are unable to successfully settle future claims on terms acceptable to us, we may be required to engage in or continue costly, unpredictable and time-consuming litigation and may be prevented from or experience substantial delays in pursuing the development of and/or marketing our new products or services. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing our new products or services that are held to be infringing. We might, if possible, also be forced to redesign our new products so that we no longer infringe the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.

Patent policy and rule changes could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of any issued patents.

Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of any patents that may issue from our patent applications or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. We therefore cannot be certain that we were the first to file the invention claimed in our owned and licensed patent or pending applications, or that we or our licensor were the first to file for patent protection of such inventions. Assuming all other requirements for patentability are met, in the United States prior to March 15, 2013, the first to make the claimed invention without undue delay in filing, is entitled to the patent, while generally outside the United States, the first to file a patent application is entitled to the patent. After March 15, 2013, under the Leahy-Smith America Invents Act, or the Leahy-Smith Act, enacted on September 16, 2011, the United States has moved to a first to file system. The Leahy-Smith Act also includes a number of significant changes that affect the way patent applications will be prosecuted and may also affect patent litigation. In general, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of any issued patents, all of which could have a material adverse effect on our business and financial condition.

We may be involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming, and unsuccessful.

Competitors may infringe our intellectual property. If we were to initiate legal proceedings against a third-party to enforce a patent covering one of our new products or services, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the United States Patent and Trademark Office, or USPTO, or made a misleading statement, during prosecution. Under the Leahy-Smith Act, the validity of U.S. patents may also be challenged in post-grant proceedings before the USPTO. The outcome following legal assertions of invalidity and unenforceability is unpredictable.

Derivation proceedings initiated by third parties or brought by us may be necessary to determine the priority of inventions and/or their scope with respect to our patent or patent applications or those of our licensors. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development partnerships that would help us bring our new products or services to market.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our Ordinary Shares.

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

For example, the COVID-19 pandemic has significantly affected most of the world, including each of our primary markets, resulting in, among other things, government-imposed quarantines and other public health safety measures. At this point, the extent to which the coronavirus may impact our business cannot be estimated; however, procedures with CGuard EPS, which are generally scheduled or non-emergency procedures, have seen extended postponements since the onset of COVID-19 as hospitals shift resources to patients affected by the coronavirus, and it is highly plausible that this trend will continue. We anticipate that the COVID-19 pandemic may impact clinical and regulatory matters. COVID-19 is delaying enrollment in clinical trials across the medical device industry and may affect any new trials we decide to pursue. COVID-19 may cause disruptions that could have a material adverse impact on our FDA clinical trial plans and timelines. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus, the actions to contain COVID-19 or treat its impact, the efficacy and scale of the various vaccines currently deployed across the world, among others. Moreover, COVID-19 has had indeterminable adverse effects on general commercial activity and the world economy, and our business and results of operations could be adversely affected to the extent that COVID-19 or any other epidemic continues to harm the global economy generally.

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

Environmental, social and corporate governance (ESG) issues, including those related to climate change and sustainability, may have an adverse effect on our business, financial condition and results of operations and damage our reputation.

There is an increasing focus from certain investors, customers, consumers, employees and other stakeholders concerning ESG matters. Additionally, public interest and legislative pressure related to public companies’ ESG practices continue to grow. If our ESG practices fail to meet regulatory requirements or investor, customer, consumer, employee or other stakeholders’ evolving expectations and standards for responsible corporate citizenship in areas including environmental stewardship, support for local communities, Board of Director and employee diversity, human capital management, employee health and safety practices, product quality, supply chain management, corporate governance and transparency, our reputation, brand and employee retention may be negatively impacted, and our customers and suppliers may be unwilling to continue to do business with us.

Customers, consumers, investors and other stakeholders are increasingly focusing on environmental issues, including climate change, energy and water use, plastic waste and other sustainability concerns. Concern over climate change may result in new or increased legal and regulatory requirements to reduce or mitigate impacts to the environment. Changing customer and consumer preferences or increased regulatory requirements may result in increased demands or requirements regarding plastics and packaging materials, including single-use and non-recyclable plastic products and packaging, other components of our products and their environmental impact on sustainability, or increased customer and consumer concerns or perceptions (whether accurate or inaccurate) regarding the effects of substances present in certain of our products. Complying with these demands or requirements could cause us to incur additional manufacturing, operating or product development costs.

If we do not adapt to or comply with new regulations, or fail to meet evolving investor, industry or stakeholder expectations and concerns regarding ESG issues, investors may reconsider their capital investment in our Company, and customers and consumers may choose to stop purchasing our products, which could have a material adverse effect on our reputation, business or financial condition.

Risks Related to the Geopolitical and Military Tensions Between Russia and Ukraine in Europe

We derived approximately 8.2% of total sales in Russia in 2021. The escalation of geopolitical instability in Russia and Ukraine as well as currency fluctuations in the Russian Ruble could negatively impact our operations, sales, and future growth prospects in that region. As a result of the crisis in Ukraine both the United States and the EU have implemented sanctions against certain Russian individuals and entities. Our global operations expose us to risks that could adversely affect our business, financial condition, results of operations, cash flows or the market price of our securities, including the potential for increased tensions between the United States and Russia resulting from the current situation involving Russia and Ukraine, tariffs, economic sanctions and import-export restrictions imposed by either nation, and retaliatory actions by the other nation, as well as the potential negative impact on our business and sales in Russia. Current geopolitical instability in Russia and Ukraine and related sanctions by the U.S. government against certain companies and individuals may hinder our ability to conduct business with potential or existing customers and vendors in these countries. The U.S. government has imposed sanctions through several executive orders restricting U.S. companies from conducting business with specified Russian and Ukrainian individuals and companies. While we believe that the executive orders currently do not preclude us from conducting business with our current customers or vendors in Russia, the sanctions imposed by the U.S. government may be expanded in the future to restrict us from engaging with them. If we are unable to conduct business with new or existing customers or vendors or pursue business opportunities in Russia or Ukraine, our business, including revenue, profitability and cash flows, and operations could be adversely affected. We cannot provide assurance that current sanctions or potential future changes in sanctions will not have a material impact on our operations in Russia and the Ukraine or on our financial results.

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

During June 2021, July and August 2014 and November 2012, Israel was engaged in an armed conflict with Hamas, a militia group and political party which controls the Gaza Strip, and during the summer of 2006, Israel was engaged in an armed conflict with Hezbollah, a Lebanese Islamist Shiite militia group and political party. These conflicts involved missile strikes against civilian targets in various parts of Israel, including areas in which our employees and some of our consultants are located, and negatively affected business conditions in Israel. We cannot predict if or when armed conflict will take place and the duration of each conflict.

Our commercial insurance does not cover losses that may occur as a result of events associated with war and terrorism. Although the Israeli government currently covers the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot assure you that this government coverage will be maintained or that it will sufficiently cover our potential damages. Any losses or damages incurred by us could have a material adverse effect on our business. Any armed conflicts or political instability in the region would likely negatively affect business conditions and could harm our results of operations.

The continued political instability and hostilities between Israel and its neighbors and any future armed conflict, terrorist activity or political instability in the region could adversely affect our operations in Israel and adversely affect the market price of our shares of common stock. In addition, several organizations and countries may restrict doing business with Israel and Israeli companies have been and are today subjected to economic boycotts. The interruption or curtailment of trade between Israel and its present trading partners could adversely affect our business, financial condition and results of operations.

In addition, many of our officers or key employees may be called to active and reserve mandatory service duty at any time under emergency circumstances for extended periods of time. See “— Our operations could be disrupted as a result of the obligation of certain of our personnel residing in Israel to perform military service.”

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

The market prices of our common stock and our Series B Warrants (which is intended to expire on March 14, 2022) have been and are likely to continue to be highly volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

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

Our common stock could be delisted from the Nasdaq Capital Market if we fail to meet the Nasdaq Capital Market’s stockholders’ equity continued listing standards. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from the Nasdaq Capital Market.

Our common stock is listed on the Nasdaq Capital Market, and we are therefore subject to its continued listing requirements, including requirements with respect to the market value of publicly-held shares, market value of listed shares, minimum bid price per share, and minimum stockholders’ equity, among others, and requirements relating to board and committee independence. If we fail to satisfy one or more of the requirements, we may be delisted from the Nasdaq Capital Market.

Delisting from the Nasdaq Capital Market may adversely affect our ability to raise additional financing through the public or private sale of equity securities, may significantly affect the ability of investors to trade our securities and may negatively affect the value and liquidity of our common stock. Delisting also could have other negative results, including the potential loss of employee confidence, the loss of institutional investors or interest in business development opportunities.

Delaware law and our corporate charter and bylaws contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.

Our board of directors is authorized to issue shares of preferred stock in one or more series and to fix the voting powers, preferences and other rights and limitations of the preferred stock. Accordingly, we may issue shares of preferred stock with a preference over our common stock with respect to dividends or distributions on liquidation or dissolution, or that may otherwise adversely affect the voting or other rights of the holders of common stock. Issuances of preferred stock, depending upon the rights, preferences and designations of the preferred stock, may have the effect of delaying, deterring or preventing a change of control, even if that change of control might benefit our stockholders. In addition, we are subject to Section 203 of the Delaware General Corporation Law. Section 203 generally prohibits a public Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless (i) prior to the date of the transaction, the board of directors of the corporation approved either the business combination or the transaction which resulted in the stockholder becoming an interested stockholder; (ii) the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced, excluding for purposes of determining the number of shares outstanding (a) shares owned by persons who are directors and also officers and (b) shares owned by employee stock plans in which employee participants do not have the right to determine confidentially whether shares held subject to the plan will be tendered in a tender or exchange offer; or (iii) on or subsequent to the date of the transaction, the business combination is approved by the board and authorized at an annual or special meeting of stockholders, and not by written consent, by the affirmative vote of at least 66, 2/3%, of the outstanding voting stock which is not owned by the interested stockholder.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our headquarters are located in Tel Aviv, Israel, where we lease a 1,116 square meter office and manufacturing facility that has the capacity to manufacture and assemble 1,200 stents per month, based upon the production schedule of one shift per day. We believe that our current facility is sufficient to meet anticipated future demand by adding additional shifts to our current production schedule.

Item 3. Legal Proceedings.

From time to time, we may be involved in litigation that arises through the normal course of business.

On January 21, 2021, we executed a Mediation Agreement with Bosti Trading Ltd and InspireMD Ltd., pursuant to which Bosti agreed to release the Company from all claims stated in the Complaint in exchange for a payment of $580,000, which we paid on January 25, 2021.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On May 10, 2021, our shares that previously traded on the NYSE American were approved for listing on the Nasdaq Capital Market (“Nasdaq”) and such shares began trading on Nasdaq on May 21, 2021. Our common stock is quoted on Nasdaq Capital Market under the symbol “NSPR”. The last reported sales price of our common stock on the Nasdaq on March 4, 2022, was $2.62 per share.

On May 27, 2021, our warrants that previously traded on the NYSE American were approved for listing on Nasdaq, and such warrants began trading on June 8, 2021. On July 7, 2021, our Series A warrants which previously traded under symbol “NSPRW” expired.

Record Holders

As of March 4, 2022, we had 267 stockholders of record of our common stock. This figure includes an indeterminate number of stockholders who hold their shares in “street name.”

Dividends

In the past, we have not declared or paid cash dividends on our common stock. We do not intend to pay cash dividends in the future; rather, we intend to retain future earnings, if any, to fund the operation and expansion of our business and for general corporate purposes.

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

Item 6. [Reserved]

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

On September 8, 2020, we received approval from the FDA of our IDE, thereby allowing us to proceed with a pivotal study of our CGuard™ Carotid Stent System, C-Guardians, for prevention of stroke in patients in the United States. C-Guardians is a prospective, multicenter, single-arm, pivotal study to evaluate the safety and efficacy of the CGuard™ Carotid Stent System when used to treat symptomatic and asymptomatic carotid artery stenosis in patients undergoing carotid artery stenting. The trial was designed to enroll approximately 315 subjects in a maximum of 40 study sites located in the United States and Europe. Study sites in Europe may contribute a maximum of approximately 50% of the total enrollees. The primary endpoint of the study will be the composite of incidence of death (all-cause mortality), all stroke, and myocardial infarction (DSMI) through 30-days post-index procedure, based on the clinical events committee (CEC) adjudication and ipsilateral stroke from 31-365 day follow-up, based on Clinical Events Committee (CEC) adjudication.

On July 23, 2021, we announced the initiation of enrollment and successful completion of the first cases of our C-Guardian trial of CGuard EPS. The first patients, who were under the care of principal investigator, Chris Metzger, M.D., system chair of clinical research at Ballard Health System in Eastern Tennessee, were successfully implanted with the CGuard EPS stent device. These are the first of 315 patients who are expected to be enrolled in the trial and receive CGuard EPS in the treatment of carotid artery stenosis in symptomatic and asymptomatic patients undergoing carotid artery stenting. We are currently continuing with the enrollment phase.

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

We consider the current addressable market for our CGuard EPS to be individuals with diagnosed, symptomatic high-grade carotid artery stenosis (HGCS, ≥70% occlusion) for whom intervention is preferable to medical (drug) therapy. This group includes not only carotid artery stenting patients but also individuals undergoing carotid endarterectomy, as the two approaches compete for the same patient population. Assuming full penetration of the intervention caseload by CGuard EPS, we estimate that the addressable market for CGuard EPS will be approximately $666 million in 2022 (source: Health Research International Personal Medical Systems, Inc. September 13, 2021 Results of Update Report on Global Carotid Stenting Procedures and Markets by Major Geography and Addressable Markets). According to this same report, assuming full penetration of the caseload for all individuals diagnosed with high-grade carotid artery stenosis, we estimate that the total available market for CGuard EPS in 2022 will be approximately $5 billion.

Our MGuard Prime EPS is marketed for use in patients with acute coronary syndromes, notably acute myocardial infarction (heart attack) and saphenous vein graft coronary interventions, or bypass surgery. MGuard Prime EPS combines MicroNet with a bare-metal cobalt-chromium based stent. MGuard Prime EPS received CE mark approval in the European Union in October 2010 for improving luminal diameter and providing embolic protection. However, as a result of a shift in industry preferences away from bare-metal stents in favor of drug-eluting, or drug-coated, stents, in 2014 we decided to curtail further development of this product in order to focus on the development of a drug-eluting stent product, MGuard DES™. Due to limited resources, however, our efforts have been limited to testing drug-eluting stents manufactured by potential partners for compatibility with MicroNet and seeking to incorporate MicroNet onto a drug-eluting stent manufactured by a potential partner. The FDA has clarified that the primary mode of action for drug-eluting cardiovascular stents, which are regulated as combination products, is that of the device component and has assigned the FDA Center for Devices and Radiological Health (CDRH) primary responsibility for premarket review and regulation, providing some clarity about what to expect regarding the regulatory framework related to the development of MGuard DES™. As a result of declining sales of the MGuard Prime EPS, which we believe is largely driven by the predominant industry preferences favoring drug-eluting stents rather than bare metal stents such as MGuard Prime EPS in STEMI patients, we intend to phase out future sales of our MGuard Prime EPS in 2022.

We also intend to develop a pipeline of other products and additional applications by leveraging our MicroNet technology to new applications to improve peripheral vascular and neurovascular procedures, such as the treatment of the superficial femoral artery disease, vascular disease below the knee and neurovascular stenting to seal aneurysms in the brain.

Presently, none of our products may be sold or marketed in the United States, but we do derive revenues from the use of our products in the currently ongoing trials.

We were organized in the State of Delaware on February 29, 2008.

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

As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to inventory valuations and assessing the likelihood of exercise of options to extend the lease term.

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

Inventory

Inventories are stated at the lower of cost (cost is determined on a “first-in, first-out” basis) or net realizable value. Our inventories generally have a limited shelf life and are subject to impairment as they approach their expiration dates. We regularly evaluate the carrying value of our inventories and when, based on such evaluation, factors indicate that impairment has occurred, we impair the inventories’ carrying value. In addition, we write-off fails in production based on actual and estimated.

Leases

Operating leases are included in operating lease right-of-use (“ROU”) assets, Accounts payable and accruals - Other, and operating lease liabilities. ROU assets represent Company’s right to use an underlying asset for the lease term and lease liabilities represent obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, we use the incremental borrowing rate based on the information available at the lease commencement date as the rate implicit in the lease is not readily determinable. The determination of the incremental borrowing rate requires management judgment based on information available at lease commencement. The lease terms may include periods covered by options to extend the lease when it is reasonably certain that we will exercise such options, and periods covered by options to terminate the lease when it is reasonably certain that we will not exercise such options. Operating lease cost is recognized on a straight-line basis over the lease term. Lease agreements that include lease and non-lease components are accounted for as a single lease component. The Company elected the short-term lease recognition exemption for leases with a lease term of 12 months or less. Our Israeli subsidiary has a lease agreement for a facility in Israel, which expires on December 31, 2022 with an option to extend the agreement for two additional years until December 31, 2024 under the terms stipulated in the agreement. The Option Period was taken in consideration when calculating the operating lease right of use assets and liabilities since we believe that we will stay in this facility until atleast the end of the Option Period. The Option period added approximately $780,000 to the leasing liability.

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

Results of Operations

Twelve months ended December 31, 2021 compared to the twelve months ended December 31, 2020

Revenues. For the twelve months ended December 31, 2021, revenue increased by $2,010,000, or 80.9%, to $4,495,000, from $2,485,000 during the twelve months ended December 31, 2020. This increase was predominantly driven by a 55.9% increase in sales volume of CGuard EPS, from $2,764,000 during the twelve months ended December 31, 2020, to $4,309,000 during the twelve months ended December 31, 2021. This sales increase was mainly due to the fact that in the twelve months ended December 31, 2021, procedures with the CGuard EPS, which are generally scheduled for non-emergency procedures began to return to normal levels as compared to the twelve months ended December 31, 2020, when procedures with CGuard EPS were postponed as hospitals shifted resources to patients affected by COVID-19 (beginning in February 2020). In addition, the increase in revenue is also partially attributable to an increase in sales of MGuard Prime EPS, from a Revenue net of settlement payment of ($279,000) during the twelve months ended December 31, 2020, to $186,000 during the twelve months ended December 31, 2021. Revenues during the twelve months ended December 31, 2020 were negatively impacted by a settlement of litigation with a former distributor in 2014 under which we agreed to pay them $580,000, as under U.S. generally accepted accounting principles, we were required to charge that amount against revenues.

With respect to regions, the increase in revenue was primarily attributable to an increase of $1,762,000 in revenue from sales made in Europe. This increase was predominately driven by an increase of $1,250,000 in sales volume of CGuard EPS due to the impact of COVID-19 as discussed in the paragraph above and a $512,000 increase of MGuard Prime EPS driven by the settlement payment in 2020 as discussed above. In addition, there was an increase of revenue of $115,000 in Asia, $106,000 in Latin American and $27,000 in other regions predominately driven by the impact of COVID-19 on CGuard EPS as discussed above and the decrease in MGuard EPS revenue as discussed above.

Gross Profit. For the twelve months ended December 31, 2021, gross profit (revenue less cost of revenues) increased by 808.4%, or $671,000, to $754,000, compared to a gross profit of $83,000 for the same period in 2020. This increase in gross profit resulted from the impact of the $580,000 settlement with our former distributor in 2014 which was recorded in the twelve months ended December 31, 2020 (as mentioned above), as well as a $419,000 increase in revenues, less the related material and labor costs (as mentioned above). This increase was partially offset by an increase in write-offs of $187,000, which were driven mainly by components supply issues, a $100,000 increase in new employees training costs and an increase of $41,000 in miscellaneous expenses. Gross margin (gross profits as a percentage of revenue) increased to 16.8% during the twelve months ended December 31, 2021 from 3.3% during the twelve months ended December 31, 2020, driven by the reasons mentioned above.

Research and Development Expenses. For the twelve months ended December 31, 2021, research and development expenses increased by 131.0%, or $2,925,000, to $5,158,000, from $2,233,000 during the twelve months ended December 31, 2020. This increase resulted primarily from an increase of $2,032,000 in expenses related to the commencement of the C-Guardians FDA study, $458,000 in development expenses related to CGuard EPS new delivery system and accessory solutions, $353,000 in compensation expenses and $82,000 in miscellaneous expenses.

Selling and Marketing Expenses. For the twelve months ended December 31, 2021, selling and marketing expenses increased by 38.2%, or $804,000, to $2,907,000, from $2,103,000 during the twelve months ended December 31, 2020. This increase resulted primarily from an increase in compensation expenses of $629,000 and other sales and marketing expenses of $175,000, both relating to increased activity associated with expansion of existing and new markets.

General and Administrative Expenses. For the twelve months ended December 31, 2021, general and administrative expenses increased by 20.9%, or $1,278,000, to $7,405,000, from $6,127,000 during the twelve months ended December 31, 2020. This increase resulted primarily from an increase in compensation expenses of $1,198,000, consisting of increases in share-based compensation-related expenses of $755,000 following the expense recognition of grants made since August 31, 2020. In addition, compensation expenses increased due to an increase in salary expenses and related accruals of $443,000 primarily as a result of temporary salary reductions during the twelve months ended December 31, 2020 that were implemented in response to the COVID-19 effect on revenues, as well as additional headcount. In addition, we had an increase in directors’ and officers’ liability insurance expenses of $351,000 due to increased premiums caused by recent trends in the overall insurance industry, and an increase in shareholder related expenses of $170,000 mainly due to a special shareholders meeting and higher costs of our annual stockholder meeting in 2021 compared to our annual stockholder meeting in 2020. These increases were partially offset by a decrease of $400,000 due to expenses for a settlement agreement with an underwriter of prior offerings which occurred in the three months ended March 31, 2020 and a decrease of $41,000 in miscellaneous expenses.

Financial Expenses. For the twelve months ended December 31, 2021, financial expenses decreased by 1.9%, or $3,000, to $157,000, from $160,000 during the twelve months ended December 31, 2020.

Tax Expenses. For the twelve months ended December 31, 2021, tax increased by $41,000 compared to the twelve months ended December 31, 2020. Our expenses for income taxes reflect primarily the tax liability due to potential tax exposure.

Net Loss. Our net loss increased by $4,374,000, or 41.5%, to $14,918,000, for the twelve months ended December 31, 2021, from $10,544,000 during the twelve months ended December 31, 2020. The increase in net loss resulted primarily from an increase of $5,007,000 in operating expenses partially offset by an increase of $671,000 in gross profit.

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

Equity Financings

On June 5, 2020, we closed an underwritten public offering of (i) 509,053 Units, with each Unit being comprised of one share of our common stock, par value $0.0001 per share, and one Series F warrant to purchase one share of common stock, and (ii) 972,427 Pre-Funded Units, with each Pre-Funded Unit being comprised of one Pre-Funded Warrant to purchase one share of common stock and one Series F Warrant. In connection with this public offering, the underwriter exercised the option practically in full, for 222,220 shares of common stock and 222,220 Series F Warrants. The offering price to the public was $6.75 per Unit and $6.735 per Pre-Funded Unit. Our net proceeds from the offering and the exercise of the underwriter’s over-allotment option were approximately $10.7 million, after deducting underwriting discounts and commissions and payment of other estimated expenses associated with the offering, but excluding the proceeds, if any, from the exercise of Series F Warrants and the Pre-Funded Warrants sold in the offering.

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

Twelve months ended December 31, 2021 compared to the twelve months ended December 31, 2020

General. At December 31, 2021, we had cash and cash equivalents of $12,004,000 and Short-term bank deposits of $22,036,000 as compared to $12,645,000 of cash and cash equivalents and $0 Short-term bank deposits as of December 31, 2020. We have historically met our cash needs through a combination of issuing new shares, borrowing activities and product sales. Our cash requirements are generally for research and development, marketing and sales activities, finance and administrative cost, capital expenditures and general working capital.

For the twelve months ended December 31, 2021, net cash used in our operating activities increased by $4,129,000 to $13,210,000, from $9,081,000 during the same period in 2020. The primary reason for the increase in cash used in our operating activities was an increase of $2,739,000 in payments for third party related expenses and for professional services (primarily due to payments related to our ongoing FDA trial, payments related to ongoing projects and production related payments), an increase of $1,658,000 in salary and bonus payments from $6,098,000 in the twelve months ended December 31, 2020 to $7,756,000 during the same period in 2021 offset, in part, by an increase of $268,000 in payments received from customers to $3,715,000 during the twelve months ended December 31, 2021, from $3,447,000 during the same period in 2020.

Cash used by our investing activities was $22,457,000 during the twelve months ended December 31, 2021 compared to $187,000 during the twelve months ended December 31, 2020. The primary reasons for the increase in cash used by our investing activities was investment in short-term deposits of $24,000,000 an increase of $278,000 in net payments made for purchase of property, plant and equipment to $344,000 during the twelve months ended December 31, 2021, from $66,000 during the same period in 2020, offset, in part, by the withdrawal of $2,000,000 of short-term deposits and a decrease of $8,000 in cash deposited to employee funds, to $113,000 during the twelve months ended December 31, 2021, from $121,000 during the same period in 2020.

Cash provided by financing activities for the twelve months December 31, 2021 was $35,034,000, compared to $16,395,000 during the same period in 2020. The principal sources of the cash provided by financing activities during the twelve months ended December 31, 2021 were our February 2021 public offering of common stock and warrants, exercise of Series F and Series G warrants, proceeds from an At-the-market offering as well as proceeds from the issuance of shares to Chinese distributor that resulted in approximately $35,034,000 of aggregate net proceeds. The principal sources of the cash provided by financing activities during the twelve months ended December 31, 2020 were our June 2020 public offering of common stock, pre-funded warrants and warrants, the subsequent exercise of the pre-funded warrants sold in the offering, as well as exercise of warrants F and Unit Purchase Options, that resulted in approximately $12,169,000 of aggregate net proceeds, and funds received from our ATM Facility that resulted in approximately $ 4,126,000 of aggregate net proceeds.

As of December 31, 2021, our current assets exceeded our current liabilities by a multiple of 8.5. Current assets increased by $21,755,000 during the period and current liabilities increased by $642,000 during the period. As a result, our working capital increased by $21,113,000 to $32,747,000 as of December 31, 2021.

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

In November 2021, the FASB issued ASU 2021-10 “Government Assistance (Topic 832)”, which requires annual disclosures that increase the transparency of transactions involving government grants, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity’s financial statements. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2021. However, it is not expected to have a material impact on the consolidated financial results of operations, financial position or cash flows.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The following financial statements are included as part of this Report (See Item 15):

●	Report of Kesselman & Kesselman, Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets as of December 31, 2021 and 2020
●	Consolidated Statements of Operations for the Years Ended December 31, 2021 and 2020
●	Consolidated Statements of Changes in Equity for the Years Ended December 31, 2021 and 2020
●	Consolidated Statements of Cash Flows for the Years Ended December 31, 2021 and 2020
●	Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures”, as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K. The disclosure controls and procedures evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

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

Management, including our chief executive officer and our chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework 2013. Based on its assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth information regarding our executive officers and the members of our board of directors.

Name	Age	Position
Marvin Slosman	58	President, Chief Executive Officer and Director
Craig Shore	60	Chief Financial Officer, Chief Administrative Officer, Secretary and Treasurer
Michael Berman(1)(2)	64	Director
Campbell Rogers, M.D.	60	Director
Paul Stuka(1)(2)(3)	67	Chairman of the Board of Directors
Thomas J. Kester(1)(3)	75	Director
Gary Roubin, M.D.	73	Director
Kathryn Arnold(3)	49	Director

(1)	Member of our audit committee

(2)	Member of our nominating and corporate governance committee

(3)	Member of our compensation committee

Our directors hold office until the earlier of their death, resignation or removal by stockholders or until their successors have been qualified. Our directors are divided into three classes. Paul Stuka and Gary Roubin are our Class 1 directors, with their terms of office to expire at our 2024 annual meeting of stockholders. Michael Berman and Campbell Rogers, M.D. are our Class 2 directors, with their terms of office to expire at our 2022 annual meeting of stockholders. Marvin Slosman and Thomas J. Kester are our Class 3 directors, with their terms of office to expire at our 2023 annual meeting of stockholders. At each annual meeting of stockholders, directors elected to succeed those directors whose terms expire shall be elected for a term of office to expire at the third succeeding annual meeting of stockholders after their election, with each director to hold office until his or her successor shall have been duly elected and qualified.

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

Craig Shore has served as our chief financial officer, secretary and treasurer since March 31, 2011 and as our chief administrative officer since May 3, 2013. In addition, from November 10, 2010 through March 31, 2011, Mr. Shore served as InspireMD Ltd.’s vice president of business development. Mr. Shore has vast experience in financial management in the United States, Europe and Israel for companies such as Pfizer Pharmaceuticals, Bristol Myers Squibb and General Electric. His experience includes raising capital both in the private and public markets. Mr. Shore graduated with honors and received a B.Sc. in Finance from Pennsylvania State University and an M.B.A. from George Washington University.

Michael Berman has served as our director since February 7, 2013. Mr. Berman is a medical device entrepreneur who has worked with high-potential development and early-stage commercial companies since 2014. From 2005 to 2012, Mr. Berman was a co-founder and the chairman of BridgePoint Medical, Inc., which developed technology to treat coronary and peripheral vascular chronic total occlusions and which was sold to Boston Scientific. Mr. Berman was also a member of the board of Lutonix, Inc. from 2007 until 2011, when the company was sold to C.R. Bard, Inc. From 2011 to 2019, Mr. Berman served as a co-founder and director of Rebiotix Inc., a company developing an innovative treatment for C Diff colitis. Rebiotix was sold to Ferring Pharmaceuticals in 2018. From 2014 till 2018 Mr. Berman served as a director of Mazor Robotics, a company pioneering Spinal Robotic Surgery. Mr. Berman has served (i) since 2011 as an advisor to, and since 2012 as a director of, Cardiosonic, Inc., a company developing a system for hypertension reduction via renal denervation, (ii) since 2005 as a director of PharmaCentra, LLC, which creates customizable marketing programs that help pharmaceutical companies communicate with physicians and patients, (iii) since 2018 as a Director of STMedical, a medical device company that has developed a temporary stent for the treatment of chronic sinusitis, (iv) since 2019 as a director of CardiacSense Inc, a medical device company that has developed a smart watch vital sign monitor, (v) since 2017 as a Director of Owlytics Healthcare, (vi) since 2013 as a Director of ClearCut Inc., a medical device company that has developed an MRI system for tumor margin assessment, (vii) since 2013 as a director of PulmOne Ltd., a medical device company developing an innovative Pulmonary Function Testing system, (viii) since 2019 as a director of QArt, a medical device company, (ix) since 2014 as a venture partner at RiverVest Ventures and (x) since 2017 as a Director of Truleaf Medical. Mr. Berman brings to the board his extensive executive and entrepreneurial experiences in the field of medical devices and vascular intervention, which should assist in strengthening and advancing our strategic focus.

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

Thomas J. Kester has served as a director since September 6, 2016. Mr. Kester has been serving as the chief financial officer of Kester Search Group, LLC Inc., a private executive search firm specializing in sales force placement for medical, dental and diagnostic device companies, since October 2014. From 2004 to 2010, Mr. Kester served as a director of Orthofix International, NV (NASDAQ: OFIX), a global medical device company. Mr. Kester’s experience includes 28 years at KPMG LLP, including 18 years as an audit partner, advising public and private companies in connection with annual audit and financings. Mr. Kester’s qualifications to serve on the board include his significant strategic and business insight from his years of experience auditing global companies and serving on the boards of several public and not-for-profit organizations. Mr. Kester received his B.S. in mechanical engineering from Cornell University and an M.B.A. from Harvard University.

Gary Roubin, M.D. has served as a director since October 13, 2020. Dr. Roubin cofounded Essential Medical Inc. in 2010, which has had success in bringing a large bore vascular closure device to world markets and was recently acquired by Teleflex Inc. From 2002 to 2003, Dr. Roubin served as Chief Medical Officer of the Medicines Company during the release of its Angiomax product. From 2003 to 2012, Dr. Roubin served as Department Chairman and Chief of Service of the Lenox Hill Hospital Cardiac and Vascular program in New York. From 1989 to 1997, he served as Chief of Interventional Cardiology at the University of Alabama at Birmingham, to which he joined in 1989 as Professor of Medicine and Radiology and Director of the Cardiac Catheterization Laboratories and Interventional Cardiology Section at the University Hospital. In 2001, Dr. Roubin played a pivotal role in the success of Mednova Inc., which was acquired by Abbott Vascular, resulting in the introduction and marketing in the U.S. of the top selling carotid embolic protection system (NAV6) and stent system (XACT). In 1987, he developed and placed the world’s first balloon expandable coronary stent. In 1984, Dr. Roubin joined Andreas Gruentzig at Emory University to continue his post-doctoral research. He is also acknowledged for the development of coronary stenting and the first FDA-approved coronary stent. Dr. Roubin received his M.D. from the University of Queensland medical school and his Ph.D. from Sydney University. Dr. Roubin is qualified to serve on the board given that he is an internationally renowned interventional cardiologist recognized for his pioneering work in carotid stenting and embolic and protection devices. He is also acknowledged for the development of coronary stenting and the first FDA-approved coronary stent.

Kathryn Arnold has served as our director since May 10, 2021. Ms. Arnold is the Founder and CEO of SPRIG Consulting, a strategic marketing consulting firm with over a decade of success in the medical space. Prior to founding SPRIG, Ms. Arnold held sales and marketing management roles with Guidant Corporation (acquired by Abbott Laboratories and Boston Scientific) and Kensey Nash Corporation (acquired by Spectranetics Corporation / Royal Philips). Additionally, Ms. Arnold is an adjunct faculty member at the Kellogg School of Management at Northwestern University where she teaches a course specific to medical product commercialization and financing. Ms. Arnold received a bachelor of arts in environmental science from the University of Vermont and a master’s degree from the Kellogg School of Management at Northwestern University.

Mr. Slosman and Mr. Shore are parties to certain agreements related to their service as executive officers and directors described under “Executive Compensation – Agreements with Executive Officers.”

Board Diversity Matrix

The table below provides certain information regarding the diversity of our board of directors as of the date of this annual report.

Board Diversity Matrix (As of March 7, 2022)

Total Number of Directors	6
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	1	5	#	#
Part II: Demographic Background
African American or Black	#	#	#	#
Alaskan Native or Native American	#	#	#	#
Asian	#	#	#	#
Hispanic or Latinx	#	#	#	#
Native Hawaiian or Pacific Islander	#	#	#	#
White	1	5	#	#
Two or More Races or Ethnicities	#	#	#	#
LGBTQ+	0
Did Not Disclose Demographic Background	#

Family Relationships

We have no family relationships amongst our directors and executive officers.

Board Committees

Our board of directors has established an audit committee, a nominating and corporate governance committee and a compensation committee, each of which has the composition and responsibilities described below.

Audit Committee. Our audit committee is currently comprised of Messrs. Berman, Stuka and Kester, each of whom our board has determined to be financially literate and qualify as an independent director as defined in the Nasdaq Listing Rules and Rule 10A-3 promulgated under the Exchange Act. Mr. Kester is the chairman of our audit committee and qualifies as a financial expert, as defined in Item 407(d)(5)(ii) of Regulation S-K. The audit committee’s duties are to recommend to our board of directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee operates under a formal charter adopted by the board of directors that governs its duties and conduct. Copies of the charter can be obtained free of charge from the Company’s web site, www.inspiremd.com, by contacting the Company.

Nominating and Corporate Governance Committee. Our nominating and corporate governance committee is currently comprised of Messrs. Berman and Stuka, each of whom qualify as an independent director under as defined in the Nasdaq Listing Rules and Rule 10A-3 promulgated under the Exchange Act. Mr. Berman is the chairman of our nominating and corporate governance committee. The nominating and corporate governance committee identifies and recommends to our board of directors individuals qualified to be director nominees. In addition, the nominating and corporate governance committee recommends to our board of directors the members and chairman of each board committee who will periodically review and assess our code of business conduct and ethics and our corporate governance guidelines. The nominating and corporate governance committee also makes recommendations for changes to our code of business conduct and ethics and our corporate governance guidelines to our board of directors, reviews any other matters related to our corporate governance and oversees the evaluation of our board of directors and our management. The nominating and corporate governance committee operates under a formal charter adopted by the board of directors that governs its duties and conduct. Copies of the charter can be obtained free of charge from the Company’s web site, www.inspiremd.com, by contacting the Company.

Compensation Committee.  Our compensation committee is currently comprised of Messrs. Stuka and Kester, each of whom qualify as an independent director under as defined in the Nasdaq Listing Rules and Rule 10A-3 promulgated under the Exchange Act. Mr. Stuka is the chairman of our compensation committee. The compensation committee reviews and approves our salary and benefits policies, including compensation of executive officers and directors. The compensation committee also administers our stock option plans and recommends and approves grants of stock options under such plans. The compensation committee operates under a formal charter adopted by the board of directors that governs its duties and conduct. Copies of the charter can be obtained free of charge from the Company’s web site, www.inspiremd.com, by contacting the Company.

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

Item 11. Executive Compensation.

Summary Compensation Table

The table below sets forth the compensation earned by our named executive officers for the twelve-month period ended December 31, 2021 and 2020.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Restricted Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Marvin Slosman	2021	410,000	(2)	169,125	(4)	603,856	428,803	24,360	(5)	1,636,144
President and Chief Executive Officer	2020	366,666	(3)	150,000	(4)	658,981	196,162	10,309	(5)	1,382,118

Craig Shore	2021	319,569	(6)	164,257	(4)(6)	300,669	130,499	141,867	(7)	1,056,861
Chief Financial Officer, Secretary and Treasurer	2020	265,004	(3)(6)	138,692	(4)(6)	264,745	78,955	121,626	(7)	869,022

(1)	For awards of stock, the aggregate grant date fair value is computed in accordance with FASB ASC Topic 718. Fair value is based on the Black-Scholes option pricing model using the fair value of the underlying shares at the measurement date.

(2)	On April 19, 2021, our Compensation Committee approved, effective as of July 1, 2021, an increase to the base salary of Mr. Slosman such that the annual salary will increase to $420,000 from $400,000.
(3)	On April 21, 2020, Mr. Slosman and Mr. Shore each signed waivers in connection with the COVID-19 pandemic and certain cost-reduction measures, whereby Mr. Slosman’s monthly base salary was reduced from $33,333 to $16,666 and Mr. Shore’s monthly base salary was reduced from NIS 80,125 to NIS 40,063. On June 10, 2020, following the closing of our underwritten public offering in June 2020, each of Mr. Slosman’s and Mr. Shore’s monthly base salaries were reinstated to $33,333 and NIS 80,125, respectively, effective as of June 1, 2020. On August 14, 2020, we entered into the fourth amendment which included an increase to Mr. Shore’s monthly base salary to NIS 86,000, effective August 1, 2020.

(4)	Cash bonus awards for the 2020 calendar year were approved by the compensation committee in January 2021.Cash bonus awards for the 2021 calendar year were approved by the compensation committee in January 2022.

(5)	Mr. Slosman’s other compensation for the twelve months ended December 31, 2021 and 2020 consisted of benefits related to health insurance.

(6)	Compensation amounts received in non-U.S. currency have been converted into U.S. dollars using the average exchange rate for the applicable period, except for bonus amounts which have been converted into U.S. dollars using 3.110 NIS per dollar which was the exchange rate as of December 31, 2021. The average exchange rate for the twelve month period ended December 31, 2021 and 2020 were 3.229 NIS per dollar and 3.437 NIS per dollar, respectively.

(7)	Mr. Shore’s other compensation consisted solely of benefits in the twelve months ended December 31, 2021 and 2020. In each of the periods reported, Mr. Shore’s benefits included our contributions to his severance, pension, vocational studies and disability funds, an annual recreation payment, a company car or car allowance and cell phone, and a daily food allowance.

Agreements with Executive Officers

Marvin Slosman

On December 9, 2019, we entered into an Employment Agreement with Marvin Slosman, which was subsequently amended on December 31, 2019 (as amended, the “Slosman Employment Agreement”), pursuant to which Mr. Slosman was appointed as our new chief executive officer and president. Mr. Slosman’s term of employment commenced on January 1, 2020, was to remain in effect for three years (the “Initial Employment Term”), unless earlier terminated, and was to be automatically renewed for successive one-year terms after the Initial Employment Term. Mr. Slosman was also appointed as a Class 3 director, effective January 1, 2020, with a term expiring on the 2020 annual meeting of our stockholders. On November 8, 2021, we entered into an amendment to the employment agreement of our chief executive officer, Marvin Slosman, originally dated December 9, 2019, pursuant to which we agreed to remove the definitive term of his employment such that his employment agreement shall expire if and when terminated by either party pursuant to the terms thereof.

As consideration for his services as chief executive officer, Mr. Slosman will be entitled to receive (i) an annual base salary of $400,000, less applicable payroll deductions and tax (“Base Salary”), which will be reviewed by the Board on an annual basis for increase, On April 19, 2021, our Compensation Committee approved, effective as of July 1, 2021, an increase to the base salary of Mr. Slosman such that the annual salary will increase to $420,000 from $400,000; (ii) reimbursement of up to $50,000 for any reasonable and customary, documented out-of-pocket relocation expenses actually incurred by Mr. Slosman in 2019 or 2020 calendar years, in connection with his relocation to Europe; (iii) annual performance bonuses in an amount up to 50% percent of the Base Salary, as may be in effect from time to time, for each calendar year during his employment with us based on the extent to which performance criteria/financial results for the applicable year have been met; and (iv) equity awards as of the date of the Slosman Employment Agreement that represent, in the aggregate, 5% of the Company’s issued and outstanding common stock determined on a fully diluted basis as of the date of grant (the “Equity Awards”), with 75% of the Equity Awards being granted as restricted stock units and with the remaining 25% of the Equity Awards being granted as stock options, all of which Equity Awards shall be outside of the 2013 Long-Term Incentive Plan and subject to terms and conditions of the award agreements entered by Mr. Slosman. In addition, on or before December 31, 2020, Mr. Slosman shall become eligible to receive an additional grant of equity awards under the 2013 Long-Term Incentive Plan and the applicable award agreements up to 5% (including the Equity Awards) of the Company’s actual outstanding shares of Common Stock on the date of grant, provided that the actual amount of the grant shall be based on the achievement of certain performance/financial criteria as established by the Board after consultation with Mr. Slosman, in its reasonable discretion. For the purposes of the equity award calculation, “fully diluted basis” is defined as the sum of the total shares of common stock then outstanding, the shares of common stock issuable upon the conversion of our then outstanding shares of Series B Convertible Preferred Stock and Series C Convertible Preferred Stock and the shares of common stock issuable upon the exercise of our then outstanding pre-funded warrant. On January 2, 2020, pursuant to the Slosman Employment Agreement, we granted Mr. Slosman restricted stock units for 182,381 shares and a stock option to purchase 60,794 shares of common stock at $1.10 per share.

In January 2022, the Compensation Committee approved a reimbursement of up to $50,000 for any reasonable and customary, documented out-of-pocket relocation expenses actually incurred by Mr. Slosman in the 2022 calendar years, in connection with his relocation to Europe, as well as $62,500 in expenses on an annual basis for expenses relating to commuting expenses, health coverage and corporate and visa status costs.

In the event Mr. Slosman voluntarily resigns without good reason, we may, in our sole discretion, shorten the notice period and determine the date of termination without any obligation to pay Mr. Slosman any additional compensation other than the accrued obligations and without triggering a termination of Mr. Slosman’s employment without cause. In the event we terminate Mr. Slosman’s employment for cause or Mr. Slosman voluntarily resigns without good reason, we shall have no further liability or obligation to Mr. Slosman under the Slosman Employment Agreement. Notwithstanding the foregoing, in the event that this the Slosman Employment Agreement terminates, we shall, subject to the execution and timely return by Mr. Slosman of a release of claims, pay Mr. Slosman cash payments totaling $100,000 in the aggregate, payable in equal installments on our regular pay dates that occur during the period commencing on 60th day following his employment termination date and ending on the last day of the Restricted Period (as defined below); provided, however, that if, at any time within the period commencing on the date that is 3 months prior to the termination of his employment agreement , we and a third party execute a definitive, written, and binding agreement (a “Sale Agreement”) to enter into certain transactions described therein that, if consummated, would constitute a change in control in us, then Mr. Slosman’s termination shall be deemed a termination by us without cause or for good reason, as of the date such Sale Agreement is executed, provided further that any amounts payable to Mr. Slosman pursuant to such termination shall be reduced by any amounts previously paid to him upon expiration of the Slosman Employment Agreement, termination by us for cause or voluntary resignation by Mr. Slosman without good reason.

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

Craig Shore

We have been a party to an employment agreement with Craig Shore since November 28, 2010. On May 5, 2014, we entered into an amended and restated employment agreement with Mr. Shore, which was amended on January 5, 2015, July 25, 2016, and on March 25, 2019. The employment agreement, as amended, had an initial term that originally was to end on December 31, 2020, and was to automatically renew for additional one-year periods on January 1st thereafter unless either party gave the other party written notice of its election not to extend such employment at least six months prior to the next January 1st renewal date. As discussed more fully below, we subsequently amended Mr. Shore’s employment agreement to remove that certain definitive term of his employment such that his employment agreement shall expire if and when terminated by either party pursuant to the terms thereof.

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

If Mr. Shore’s employment is terminated upon his death or disability, by us without cause (as such term is defined in Mr. Shore’s employment agreement), or upon his resignation for “good reason” (as such term is defined in Mr. Shore’s employment agreement), Mr. Shore will be entitled to receive, in addition to any amounts he is entitled to receive under the manager’s insurance policy: (i) any unpaid base salary and accrued unpaid vacation or earned incentive compensation and the pro rata amount of any bonus plan incentive compensation for the fiscal year of such termination (based on the number of business days he was actually employed by us during the fiscal year of such termination and based on the percentage of the goals that he actually achieved under the bonus plan) that he would have received had his employment not been terminated; (ii) a one-time lump sum severance payment equal to 100% of his base salary, provided that he executes a release relating to employment matters and the circumstances surrounding his termination in favor of us, our subsidiaries and our officers, directors and related parties and agents, in a form reasonably acceptable to us at the time of such termination; (iii) vesting of all unvested stock options, stock appreciation rights or similar stock-based rights granted to him and immediate lapse of any risk of forfeiture included in restricted or other stock grants previously made to Mr. Shore; (iv) an extension of the exercise period of all vested stock options granted to Mr. Shore until the earlier of (a) two years from the date of termination or (b) the latest date that each stock option would otherwise expire by its original terms; (v) to the fullest extent permitted by our then-current benefit plans, continuation of health, dental, vision and life insurance coverage for the lesser of 12 months after termination or until Mr. Shore obtains coverage from a new employer; and (vi) reimbursement of up to $30,000 for executive outplacement services, subject to certain restrictions. The severance payment described in (ii) of the foregoing sentence upon Mr. Shore’s death or disability will be reduced by any payments received by Mr. Shore pursuant to any of our employee welfare benefit plans providing for payments in the event of death or disability. If Mr. Shore’s employment is terminated by us for cause or by Mr. Shore voluntarily, Mr. Shore will only be entitled to unpaid amounts owed to him (e.g., base salary, accrued vacation and earned incentive compensation through the date of such termination) and whatever rights, if any, are available to him pursuant to our stock-based compensation plan or any award documents related to any stock-based compensation.

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

On August 14, 2020, we entered into the fourth amendment to that certain Amended and Restated Employment Agreement dated as of May 5, 2014, as amended on January 5, 2015, July 25, 2016, and on March 25, 2019, in order to, among other things, (i) amend the term of Mr. Shore’s employment, so that the initial term of Mr. Shore employment will end on July 31, 2022, which will automatically be renewed for additional one-year periods on August 1, 2022 and on each August 1 thereafter; (ii) increase Mr. Shore’s monthly base salary to NIS 86,000; and (iii) amend certain terms related to termination of Mr. Shore’s employment without Cause (as defined therein).

On November 4, 2021, we entered into the Fifth Amendment to that certain Amended and Restated Employment Agreement with our chief financial officer, chief administrative officer, secretary and treasurer, Craig Shore, dated May 5, 2014, as amended on January 5, 2015, July 25, 2016, March 25, 2019 and on August 14, 2020, pursuant to which we agreed to remove that certain definitive term of his employment such that his employment agreement shall expire if and when terminated by either party pursuant to the terms thereof.

On January 17, 2022, we entered into the Sixth Amendment to that certain Amended and Restated Employment Agreement with our chief financial officer, chief administrative officer, secretary and treasurer, Craig Shore, dated May 5, 2014, as amended on January 5, 2015, July 25, 2016, March 25, 2019, August 14, 2020 and on November 4, 2021, pursuant to which we agreed to increase Mr. Shore’s monthly base salary to no less than NIS 89,440 effective January 1, 2022, per month (NIS 1,073,280 on an annualized basis).

Change of Control Agreements

Pursuant to our forms of our restricted stock award agreement, stock option agreement, or restricted stock unit award agreement pursuant to our 2021 Equity Incentive Plan, in the event of a change of control, any unvested awards shall become immediately vested.

We do not currently have any plans providing for the payment of retirement benefits to our officers or directors, other than as described above and under “Agreements with Executive Officers” above.

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

Outstanding Equity Awards at December 31, 2021

The following table shows information concerning unexercised options and unvested shares of restricted stock outstanding as of December 31, 2021 for each of our named executive officers.

Option Awards						Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date	Number of shares of stock that have not vested (#)		Market value of shares of stock that have not vested ($)
Marvin Slosman(1)	1,351	2,702	(2)	16.50	1/2/2030
						8,106	(3)	24,480
	8,706	17,412	(4)	5.85	8/31/2030
						52,235	(5)	157,751
		40,000	(6)	6.90	4/19/2031
		48,855	(7)	4.12	10/13/2031
						146,567	(8)	442,632

Craig Shore	1	-		124,687.50	07/25/2026
						133	(9)	403
	5,029	10,057	(4)	5.85	8/31/2030
						30,171	(10)	91,115
		6,667	(6)	6.90	4/19/2031
		24,326	(11)	4.09	11/10/2031
						72,978	(12)	220,394

(1)	Mr. Slosman was appointed as chief executive officer effective as of January 1, 2020

(2)	These options vest annually, with one-half vesting on each of January 2, 2022 and January 2, 2023.

(3)

These restricted stock units (RSUs) vest annually, with one-half vesting on each of January 2, 2022 and January 2, 2023.

In case of the holders termination of services for any reason other than by the Company for cause, the Company shall convert the vested RSUs into the number of whole shares of Common Stock equal to the number of vested RSUs and shall deliver them to the holder.

(4)	These options vest annually, with one-half vesting on each of August 31, 2022 and August 31, 2023.

(5)	These RSUs vest annually, with one-half vesting on each of August 31, 2022 and August 31, 2023.

(6)	These options vest annually, with one-third vesting on each of April 19, 2022, April 19, 2023 and April 19, 2024.

(7)	These options vest annually, with one-third vesting on each of October 13, 2022, October 13, 2023 and October 13, 2024.

(8)	These RSUs vest annually, with one-third vesting on each of October 13, 2022, October 13, 2023 and October 13, 2024.

(9)	These shares of restricted stock vest annually, with vesting on February 4, 2022.

(10)	These shares of restricted stock vest annually, with one-half vesting on each of August 31, 2022 and August 31, 2023.

(11)	These options vest annually, with one-third vesting on each of November 10, 2022, November 10, 2023 and November 10, 2024.

(12)	These shares of restricted stock vest annually, with one-third vesting on each of November 10, 2022, November 10, 2023 and November 10, 2024.

Option Exercises and Stock Vested

There were no stock options exercised by our named executive officers during the twelve months ended December 31, 2021.

2011 UMBRELLA Option Plan

On March 28, 2011, our board of directors and stockholders adopted and approved the InspireMD, Inc. 2011 UMBRELLA Option Plan, which was subsequently amended on October 31, 2011 and December 21, 2012. Under the InspireMD, Inc. 2011 UMBRELLA Option Plan, we have reserved 13 shares of our common stock as awards to the employees, consultants, and service providers to InspireMD, Inc. and its subsidiaries and affiliates worldwide. The InspireMD, Inc. 2011 UMBRELLA Option Plan is administered by our compensation committee. The InspireMD, Inc. 2011 UMBRELLA Option Plan has expired on March 27, 2021. We have no shares of common stock available for future issuance under our 2011 UMBRELLA Option Plan.

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

As of December 31, 2021, we had 65,496 shares of common stock available for future issuance under our 2013 Long-Term Incentive Plan.

As of March 4, 2022, we had 65,496 shares of common stock available for future issuance under our 2013 Long-Term Incentive Plan.

2021 Equity Incentive Plan

On September 30, 2021, at our 2021 annual meeting of stockholders, our stockholders approved our 2021 Equity Incentive Plan.

The purpose of the InspireMD, Inc. 2021 Equity Incentive Plan is to provide an incentive to attract and retain employees, officers, consultants, directors, and service providers whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success. The InspireMD, Inc. 2021 Equity Incentive Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly, in combination, or in tandem. The InspireMD, Inc. 2021 Equity Incentive Plan is administered by our compensation committee.

As of December 31, 2021, we had 803,004 shares of common stock available for future issuance under our 2021 Equity Incentive Plan.

As of March 4, 2022, we had 728,980 shares of common stock available for future issuance under our 2021 Equity Incentive Plan.

Director Compensation

The following table shows information concerning our directors during the twelve months ended December 31, 2021.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Paul Stuka	55,739	107,445	32,065	-	195,250
Michael Berman	36,954	71,062	21,049	-	129,064
Campbell Rogers, M.D.	27,954	71,062	21,206	-	120,221
Thomas Kester	42,087	71,062	21,206	-	134,354
Gary Roubin, M.D.	30,754	71,062	52,280	-	154,096
Kathryn Arnold	20,930	124,163	37,144	-	182,237

For the 2021 calendar year, our board approved the following compensation for our independent directors: (i) a $40,000 stipend, payable quarterly to the chairman of the board; (ii) a $25,000 stipend, payable quarterly to the other directors; (iii) annual committee chair compensation of $12,000 for the chairman of the audit committee, $8,000 for the chairman of the compensation committee and $5,000 for the chairmen of the nominating and corporate governance committee and the research and development committee; and (iv) annual committee membership compensation of $4,000 for members of the audit committee and the compensation committee and $2,000 for members of the nominating and corporate governance committee and the research and development committee. Effective October 13, 2021, the Board approved an increase in the annual compensation for the chairman of the board to $48,000, and for all other directors to $30,000.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 4, 2022 by:

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

Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o InspireMD, Inc., 4 Menorat Hamaor St., Tel Aviv, Israel 6744832. As of March 4, 2022, we had 8,322,439 shares outstanding

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percentage Beneficially Owned(1)
5% Owners
Officers and Directors
Marvin Slosman	70,405	(2)	*
Craig Shore	328,342	(3)	3.94%
Michael Berman	9,242	(4)	*
Campbell Rogers, M.D.	29,136	(5)	*
Paul Stuka	117,612	(6)	1.50%
Thomas Kester	44,560	(7)	*
Gary Roubin, M.D.	155,011	(8)	1.98%
Kathryn Arnold	27,784	(9)	*
All directors and executive officers as a group (8 persons)	782,091		9.28%

*	Represents ownership of less than one percent.

(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 4, 2022. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)	Consists of (i) 6,392 shares of common stock, (ii) 8,106 Restricted Stock Units granted outside the plan that are currently exercisable or exercisable within 60 days of March 4, 2022, (iii) 26,117 Restricted Stock Units granted under the 2021 Equity Incentive Plan, (iv) options to purchase 24,742 shares of common stock that are currently exercisable or exercisable within 60 days of March 4, 2022, and (v) 5,048 warrants to purchase shares of common stock that are currently exercisable.

(3)	Consists of (i) 15,491 shares of common stock, (ii) options to purchase 7,252 shares of common stock that are currently exercisable or exercisable within 60 days of March 4, 2022, (iii) 30,170 shares of restricted stock granted under the Israeli Appendix of the InspireMD, Inc. 2013 Long-Term Incentive Plan, (iv) 72,978 shares of restricted stock granted under the 2021 Equity Incentive Plan, and (v) 202,452 shares of restricted stock granted to employees under the Israeli Appendix of the InspireMD, Inc. 2013 Long-Term Incentive Plan held in trust, and with respect to which Mr. Shore was granted a proxy with the right to vote such shares at his discretion.

(4)	Consists of (i) 5,378 shares of common stock, (ii) warrants to purchase 2,688 shares of common stock that are currently exercisable or exercisable within 60 days of March 4, 2022, (iii) options to purchase 1,176 shares of common stock that are currently exercisable or exercisable within 60 days of March 4, 2022. Excludes 10,710 shares of restricted stock granted under the Israeli Appendix of InspireMD, Inc. 2013 Long-Term Incentive Plan and 17,248 shares of restricted stock granted under the 2021 Equity Incentive Plan held in trust, with respect to which the trustee has a proxy with the right to vote such shares at his discretion.

(5)	Consists of (i) 3,688 shares of common stock, (ii) 7,024 shares of restricted stock granted under the InspireMD, Inc. 2013 Long-Term Incentive Plan, (iii) 17,248 Restricted Stock Units granted under the 2021 Equity Incentive Plan, (iv) options to purchase 1,176 shares of common stock that are currently exercisable or exercisable within 60 days of March 4, 2022.

(6)	Paul Stuka is the principal and managing member of Osiris Investment Partners, L.P., and, as such, has beneficial ownership of (A) 28 shares of common stock (B) personally holding (i) options to purchase 1,775 shares of common stock that are currently exercisable or exercisable within 60 days of March 4, 2022, (ii) 10,620 shares of restricted stock granted under the InspireMD, Inc. 2013 Long-Term Incentive Plan, (iii) 26,079 shares of restricted stock granted under the 2021 Equity Incentive Plan, (iv) 79,110 shares of common stock.

(7)	Consists of (i) 15,083 shares of common stock, (ii) 7,024 shares of restricted stock granted under the InspireMD, Inc. 2013 Long-Term Incentive Plan, (iii) 17,248 shares of restricted stock granted under the 2021 Equity Incentive Plan, (iv) 4,032 warrants to purchase shares of common stock that are currently exercisable and (v) options to purchase 1,173 shares of common stock that are currently exercisable or exercisable within 60 days of March 4, 2022.

(8)	Consists of (i) 100,826 shares of common stock, (ii) 10,620 shares of restricted stock granted under the InspireMD, Inc. 2013 Long-Term Incentive Plan, (iii) 17,248 shares of restricted stock granted under the 2021 Equity Incentive Plan, and (iv) 22,880 warrants to purchase shares of common stock that are currently exercisable and (v) options to purchase 3,437 shares of common stock that are currently exercisable or exercisable within 60 days of March 4, 2022.

(9)	Consists of (i) 10,536 shares of restricted stock granted under the InspireMD, Inc. 2013 Long-Term Incentive Plan, (ii) 17,248 shares of restricted stock granted under the 2021 Equity Incentive Plan.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2021, with respect to our equity compensation plans under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	299,322		5.25	868,500
Equity compensation plans not approved by security holders	10,088	(1)	9.77	-
Total	309,410		5.39	868,500

(1)	Comprised of awards made to individuals outside the InspireMD, Inc. 2011 UMBRELLA Option Plan, 2013 Long Term Incentive Plan and 2021 Equity Incentive Plan, as described below:

●	On January, 2020, we issued to Mr. Marvin Slosman, our Chief Executive Officer, President and Director, 12,159 shares of restricted stock and 4,053 shares of common stock, as inducement awards outside the Company’s 2013 Long-Term Incentive Plan.

●	On November 3, 2020, we issued to Mr. Andrea Tommasoli, our Senior Vice President of Global Sales and Marketing, options to purchase 6,035 shares of our common stock, as inducement awards outside the Company’s 2013 Long-Term Incentive Plan.]

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

Director Independence

The board of directors has determined that Dr. Rogers and Dr. Roubin, Messrs. Stuka, Berman and Kester, and Ms. Arnold satisfy the requirement for independence set out in Nasdaq Listing Rules and Rule 10A-3 promulgated under the Exchange Act. In making its independence determinations, the board of directors sought to identify and analyze all of the facts and circumstances relating to any relationship between a director, his or her immediate family or affiliates and our company and our affiliates and did not rely on categorical standards other than those contained in the rules referenced above.

Item 14. Principal Accountant Fees and Services.

The fees billed for professional services provided to us by Kesselman & Kesselman, Certified Public Accountants (“Kesselman”), a member of PricewaterhouseCoopers International Limited, for the years ended December 31, 2021 and 2020 are described below.

Fee category	2021	2020
Audit Fees (1)	$176,000	$160,000
Audit – related fees	49,900	$53,900
Tax fees	38,675	$39,209
All other fees	-	$-
Total fees	$264,575	$253,109

Audit Fees

Kesselman billed us audit fees in the aggregate amount of $176,000 and $160,000 for the years ended December 31, 2021 and 2020, respectively. These fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

Audit-Related Fees

Kesselman billed us audit-related fees in the aggregate amount of $49,900 and $53,900 for the year ended December 31, 2021 and 2020, respectively. The fees for the year ended December 31, 2021 mostly related to registration statement on Form S-1 filed with the SEC in February 2021 and to registration statement on Form S-3 filed with the SEC in April 2021.

The fees for the year ended December 31, 2020 mostly related to registration statement on Form S-1 filed with the SEC in June 2020 and to our prospectus supplements filed with the Securities and Exchange Commission in July 2020.

Tax Fees

Kesselman billed us tax fees in the aggregate amount of $38,675 and $39,209 for the year ended December 31, 2021 and 2020, respectively. These fees relate to professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Kesselman did not bill us for any other fees for the year ended December 31, 2021 and 2020.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Documents filed as part of report:

1. Financial Statements

The following financial statements are included herein:

●	Report of Kesselman & Kesselman, Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets as of December 31, 2021 and 2020
●	Consolidated Statements of Operations for the Years Ended December 31, 2021 and 2020
●	Consolidated Statements of Changes in Equity for the Years Ended December 31, 2021 and 2020
●	Consolidated Statements of Cash Flows for the Years Ended December 31, 2021 and 2020
●	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

None

3. Exhibits

See Index to Exhibits

Item 16. Form 10-K Summary

Not applicable.

Index to Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2015)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2021).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 25, 2016)

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 29, 2016)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 15, 2017)

3.6	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 29, 2017)

3.7	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 12, 2017)

3.8	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 7, 2018)

3.9	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 1, 2018)

3.10	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 3, 2018)

3.11	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc., dated March 27, 2019 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 28, 2019)

3.12	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc., dated April 14, 2021 (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2021)

3.13	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 5, 2013)

3.15	Form of Series B Warrant Agent Agreement and Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to Amendment No.3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2017)

4.1*	Description of Securities

10.1+	Employment Agreement, by and between InspireMD Ltd. and Craig Shore, dated as of November 28, 2010 (incorporated by reference to Exhibit 10.21 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

10.2+	Form of Indemnity Agreement between InspireMD, Inc. and each of the directors and executive officers thereof (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.3	Agreement by and between InspireMD Ltd. and MeKo Laser Material Processing, dated as of April 15, 2010 (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.4	Agreement by and between InspireMD Ltd. and Natec Medical Ltd, dated as of September 23, 2009 (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.5+	InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2013)

10.6+	Amended and Restated Employment Agreement, dated May 5, 2014, by and between InspireMD, Inc. and Craig Shore (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2014)

10.7+	First Amendment to the InspireMD, Inc. Amended and Restated 2011 UMBRELLA Option Plan (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2014)

10.8+	Form of Incentive Stock Option Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.9+	Form of Nonqualified Stock Option Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.3 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.10+	Form of Restricted Stock Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.4 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.11+	Form of Restricted Stock Unit Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.5 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.12+	Form of Section 3(i) Stock Option Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (Israeli) (incorporated by reference to Exhibit 99.6 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.13+	Form of Section 102 Capital Gain Stock Option Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (Israeli) (incorporated by reference to Exhibit 99.7 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.14+	Form of Section 102 Capital Gain Restricted Stock Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (Israeli) (incorporated by reference to Exhibit 99.8 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.15+	Form of Stock Option Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (European) (incorporated by reference to Exhibit 99.9 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.16+	Form of Restricted Stock Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (European) (incorporated by reference to Exhibit 99.10 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.17+	Form of Stock Option Award Agreement outside the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.11 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.18+	First Amendment to Amended and Restated Employment Agreement, dated January 5, 2015, by and between InspireMD, Inc. and Craig Shore (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2015)

10.19+	First Amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 9, 2015)

10.20+	Second Amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 25, 2016)

10.21+	Second Amendment to Amended and Restated Employment Agreement, dated July 25, 2016, by and between InspireMD, Inc. and Craig Shore agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 29, 2016)

10.22+	Third Amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 29, 2016)

10.23+	Director Offer Letter, between InspireMD, Inc. and Thomas J. Kester, dated September 6, 2016

10.24	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 29, 2017)

10.25	Amendment to Securities Purchase Agreement, dated February 21, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 21, 2018)

10.26	Waiver Agreement, dated February 26, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 26, 2018)

10.27	Form of Underwriter Warrant, dated March 1, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 1, 2018)

10.28	Waiver Agreement, dated March 28, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 29, 2018)

10.29	Form of Underwriter Warrant, dated April 2, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 3, 2018)

10.30	Letter Agreement, dated June 28, 2018, by and between InspireMD, Inc. and Sabby Healthcare Master Fund, Ltd. (incorporated by reference to Exhibit 10.67 to the Registration Statement on Form S-1, Amendment No. 2, filed with the SEC on June 26, 2018 (File No. 333-225680))

10.31	Form of Series D Warrant (incorporated by reference to Exhibit A to Exhibit 4.3 to the Company’s Registration Statement on Form S-1, Amendment No. 2, filed with the SEC on June 26, 2018 (File No. 333-225680))

10.32	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1, Amendment No. 2, filed with the SEC on June 26, 2018 (File No. 333-225680))

10.33+	Fourth Amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 26, 2018)

10.34+	Fifth Amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 21, 2019)

10.35+	Third Amendment to Amended and Restated Employment Agreement, dated March 25, 2019, by and between InspireMD, Inc. and Craig Shore (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 28, 2019)

10.36	Form of Underwriter Warrant, dated April 8, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 8, 2019)

10.37	Form of Series E Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on September 13, 2019 (File No. 333-233432)).

10.38	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on September 13, 2019 (File No. 333-233432)).

10.39+	Employment Agreement, dated December 9, 2019, by and between the Company and Marvin Slosman (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 10, 2019).

10.40+	First Amendment to Employment Agreement, dated December 31, 2019, by and between the Company and Marvin Slosman (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 6, 2020).

10.41+	Nonqualified Stock Option Agreement, by and between the Company and Marvin Slosman (incorporated by reference to Exhibit 10.60 to the Annual Report on Form 10-K filed on March 10, 2020)

10.42+	Restricted Stock Unit Award agreement, by and between the Company and Marvin Slosman (incorporated by reference to Exhibit 10.61 to the Annual Report on Form 10-K filed on March 10, 2020)

10.43	Form of Series F Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on June 1, 2020 (File No. 333-238247)).

10.44	Form of Underwriter Warrant (incorporated by reference to Exhibit 1.1 to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on June 1, 2020 (File No. 333-238247))

10.45	Form of Series G Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on February 3, 2021 (File No. 333-238247))

10.46

Form of Underwriter Warrant (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on February 3, 2021 (File No. 333-238247))

10.47+	Sixth Amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 31, 2020)

10.48+	Seventh Amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 9, 2021)

10.49+	First Amendment to Employment Agreement, dated November 8, 2021, by and between InspireMD, Inc. and Marvin Slosman (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 8, 2021).

10.50+	Fifth Amendment to Employment Agreement, dated November 4, 2021, by and between InspireMD, Inc. and Craig Shore (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 8, 2021).

10.51+*	Sixth Amendment to Employment Agreement, dated January 17, 2022, by and between InspireMD, Inc. and Craig Shore.

10.52+	2021 Equity Compensation Plan (Incorporated by reference to Annex A to the registrant’s Proxy Statement on Schedule 14A filed with the Commission on August 12, 2021).

10.53+*	Form of Nonqualified Stock Option Agreement for U.S. employees under the 2021 Equity Incentive Plan

10.54+*	Form of Nonqualified Stock Option Agreement for European employees under the 2021 Equity Incentive Plan

10.55+*	Form of Nonqualified Stock Option Agreement for consultants under the 2021 Equity Incentive Plan

10.56+*	Form of Nonqualified Stock Option Agreement for Israeli employees under the 2021 Equity Incentive Plan

10.57+*	Form of Nonqualified Stock Option Agreement for U.S. directors under the 2021 Equity Incentive Plan

10.58+*	Form of Restricted Stock Award Agreement for U.S. employees under the 2021 Equity Incentive Plan

10.59+*	Form of Restricted Stock Award Agreement for U.S. directors under the 2021 Equity Incentive Plan

10.60+*	Form of Restricted Stock Award Agreement for Israeli employees under the 2021 Equity Incentive Plan

10.61+*	Form of Restricted Stock Award Agreement for European employees under the 2021 Equity Incentive Plan

10.62+*	Form of Restricted Stock Unit Award Agreement under the 2021 Equity Incentive Plan

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

23.1*	Consent of Kesselman & Kesselman, Certified Public Accountants

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Annual Report on Form 10-K for the twelve months ended December 31, 2021, formatted in inline XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii)Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Stockholders’ Equity (Capital Deficiency) and (vi) Notes to Consolidated Financial Statements

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIREMD, INC.

Date: March 7, 2022	By:	/s/ Marvin Slosman
Marvin Slosman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Marvin Slosman	President, Chief Executive Officer and Director	March 7, 2022
Marvin Slosman	(principal executive officer)

/s/ Craig Shore	Chief Financial Officer, Chief Administrative Officer, Secretary and Treasurer	March 7, 2022
Craig Shore	(principal financial and accounting officer)

/s/ Paul Stuka	Chairman of the Board of Directors	March 7, 2022
Paul Stuka

/s/ Michael Berman	Director	March 7, 2022
Michael Berman

/s/ Thomas J. Kester	Director	March 7, 2022
Thomas J. Kester

/s/ Campbell Rogers, M.D.	Director	March 7, 2022
Campbell Rogers, M.D.

/s/ Gary Roubin	Director	March 7, 2022
Gary Roubin

/s/ Kathryn Arnold	Director	March 7, 2022
Kathryn Arnold

INSPIREMD, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2021

F-1

INSPIREMD, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2021

Report of Independent Registered Public Accounting Firm

To the board of directors and shareholders of InspireMD, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of InspireMD, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in equity and cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

March 7, 2021

We have served as the Company’s auditor since 2010.

INSPIREMD, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

	December 31,
	2021		2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,004		$12,645
Short-term bank deposits	22,036		-
Accounts receivable:
Trade, net	1,224		476
Other	165		146
Prepaid expenses	522		334
Inventory	1,143		1,415
Receivable for sale of Shares	-		323
TOTAL CURRENT ASSETS	37,094		15,339

NON-CURRENT ASSETS:
Property, plant and equipment, net	632		448
Operating lease right of use assets	1,081		1,265
Fund in respect of employee rights upon retirement	905		725
TOTAL NON-CURRENT ASSETS	2,618		2,438
TOTAL ASSETS	$39,712		$17,777
LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	893		236
Other	3,454		3,469
TOTAL CURRENT LIABILITIES	4,347		3,705

LONG-TERM LIABILITIES:
Operating lease liabilities	781		999
Liability for employee rights upon retirement	1,052		910

TOTAL LONG-TERM LIABILITIES	1,833		1,909

COMMITMENTS AND CONTINGENT LIABILITIES (Note 6)
TOTAL LIABILITIES	6,180		5,614

EQUITY:

Common stock, par value $0.0001 per share; 150,000,000 shares authorized at December 31, 2021 and 2020; 8,296,256 and 3,284,322 shares issued and outstanding at December 31, 2021 and 2020, respectively	1			*
Preferred B shares, par value $0.0001 per share; 500,000 shares authorized at December 31, 2021 and 2020; 0 and 17,303 shares issued and outstanding at December 31, 2021 and 2020, respectively	-			*
Preferred C shares, par value $0.0001 per share; 1,172,000 shares authorized at December 31, 2021 and 2020; 1,718 and 2,343 shares issued and outstanding at December 31, 2021 and 2020, respectively		*		*
Additional paid-in capital	216,625		180,339
Accumulated deficit	(183,094)		(168,176)
Total equity	33,532		12,163
Total liabilities and equity	$39,712		$17,777

*	Represents an amount less than $1

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except per share data)

	Year Ended December 31,
	2021	2020

REVENUES (2020 - net of settlement payment of $580, see note 6 a)	$4,495	$2,485
COST OF REVENUES	3,741	2,402
GROSS PROFIT	754	83
OPERATING EXPENSES:
Research and development	5,158	2,233
Selling and marketing	2,907	2,103
General and administrative	7,405	6,127
Total operating expenses	15,470	10,463
LOSS FROM OPERATIONS	(14,716)	(10,380)
FINANCIAL EXPENSES	(157)	(160)
LOSS BEFORE TAX EXPENSES	(14,873)	(10,540)
TAX EXPENSES	45	4
NET LOSS	$(14,918)	$(10,544)
NET LOSS PER SHARE - basic and diluted	(2.03)	(6.97)
WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES USED IN COMPUTING NET LOSS PER SHARE - basic and diluted	7,346,022	1,512,439

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. dollars in thousands, except share data)

	Common stock			Series B Convertible Preferred Stock			Series C Convertible Preferred Stock			Additional paid-in	Accumulated	Total
	Shares	Amount		Shares	Amount		Shares	Amount		capital	deficit	equity

BALANCE as of January 1, 2020	261,075		*	17,303		*	34,370		*	$163,015	$(157,632)	$5,383
Net loss											(10,544)	(10,544)
Exercise of pre-funded warrants	990,427		*							18		18

Settlement of restricted stock units in shares of common stock	11,000		*										*
Issuance of common shares, including at the market offering net of $1,110 issuance costs	1,607,251		*							15,200		15,200
Exercise of Warrants F	191,107		*							1,418		1,418
Exercise of Unit Purchase Option	16,906		*							82		82
Conversion of Series C Convertible Preferred Stock to common shares	24,812		*				(32,027)		*				*
Share-based compensation related to restricted stock, restricted stock units and stock options award, net of forfeitures of 3,717 shares	181,744		*							606		606
BALANCE as of December 31, 2020	3,284,322		*	17,303		*	2,343		*	$180,339	$(168,176)	$12,163

*	Represents an amount less than $1

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. dollars in thousands, except share data)

	Common stock			Series B Convertible Preferred Stock			Series C Convertible Preferred Stock			Additional paid-in	Accumulated	Total
	Shares	Amount		Shares	Amount		Shares	Amount		capital	deficit	equity

BALANCE as of December 31, 2020	3,284,322		*	17,303		*	2,343		*	$180,339	$(168,176)	$12,163
Net loss											(14,918)	(14,918)
Issuance of common shares, including at the market offering net of $2,024 issuance costs	3,133,775	1								25,241		25,242
Exercise of Warrants F	1,093,536		*							8,120		8,120
Exercise of Warrants G	131,876		*							1,349		1,349
Conversion of Series B Convertible Preferred Stock to common shares	207,528		*	(17,303)		*							*
Conversion of Series C Convertible Preferred Stock to common shares	831		*				(625)		*				*
Share-based compensation related to restricted stock, restricted stock units and stock options award, net of forfeitures of 20,822 shares	399,120									1,576		1,576

Round up of shares due to reverse stock split effectuated on April 26, 2021	45,268		*	-	-		-	-		-	-		*
BALANCE as of December 31, 2021	8,296,256	1		-	-		1,718		*	216,625	(183,094)	33,532

*	Represents an amount less than $1

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Year ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,918)	$(10,544)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	161	151
Loss (gain) from sale of property, plant and equipment	(1)	14
Change in liability for employees rights upon retirement	142	181
Other financial expense (income)	8	(4)
Change in operating right of use asset and operating leasing liability	(14)	56
Noncash interest income on short-term deposits	(36)	-
Share-based compensation expenses	1,576	606
Gains on amounts funded in respect of employee rights upon retirement, net	(67)	(18)
Changes in operating asset and liability items:
Increase in prepaid expenses	(188)	(247)
Decrease (increase) in trade receivables	(748)	347
Decrease (increase) in other receivables	(19)	4
Decrease (increase) in inventory	272	(179)
Increase (decrease) in trade payables	657	(410)
Increase (decrease) in other payables	(35)	962

Net cash used in operating activities	(13,210)	(9,081)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(344)	(88)
Proceeds from sale of property, plant and equipment	-	22
Investment in short-term bank deposits	(24,000)
Withdrawal from short-term bank deposits	2,000
Amounts funded in respect of employee rights upon retirement, net	(113)	(121)
Net cash used in investing activities	(22,457)	(187)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares and warrants and exercise of Pre-Funded Warrants and unit purchase option, net of $2,024 and $1,110 issuance costs, respectively	35,034	16,395
Net cash provided by financing activities	35,034	16,395
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(8)	4
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(641)	7,131
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	12,645	5,514
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF YEAR	$12,004	$12,645
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of right-of-use assets by means of lease liabilities	91	619
Receivable for Shares	-	323

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

The Company’s coronary product combining MicroNet and a bare-metal stent (MGuard Prime™ EPS) is marketed for use in patients with acute coronary syndromes, notably acute myocardial infarction (heart attack) and saphenous vein graft coronary interventions (bypass surgery). As a result of declining sales of the MGuard Prime EPS, we intend to phase out future sales of our MGuard Prime EPS in 2022.

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

b. COVID-19 Pandemic

The COVID-19 global pandemic has led governments and authorities around the globe to take various precautionary measures in order to limit the spread of COVID-19, including government-imposed quarantines, lockdowns, and other public health safety measures. We experienced a significant COVID-19 related impact on our financial condition and results of operations, primarily during the year ended December 31, 2020, which we primarily attribute to the postponement of CGuard EPS procedures (non-emergency procedures), as hospitals have shifted resources to patients affected by COVID-19. To the best of our knowledge, the European countries in which we operate reinstated non-emergency procedures. However, new COVID-19 variants, and potentially increasing infection rates make the current COVID-related environment highly volatile and uncertain and we anticipate that the continuation of the pandemic and related restrictions and safety measures will likely result in continued fluctuations in sales of our products and potentially enrollments in our studies as well as potential disruptions to our supply chain for the upcoming periods.

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

As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to inventory valuations and assessing the likelihood of exercise of options to extend the lease term.

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

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

e. Short-term bank deposits

Bank deposits with original maturities of more than three months but less than one year are presented as part of short-term bank deposits. Deposits are presented at their cost which approximates market values including accrued interest. Interest on deposits is recorded as financial income.

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

g. Inventory

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

h. Leases

Operating leases are included in operating lease right-of-use (“ROU”) assets, Accounts payable and accruals - Other, and operating lease liabilities. ROU assets represent Company’s right to use an underlying asset for the lease term and lease liabilities represent obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses the incremental borrowing rate based on the information available at the lease commencement date as the rate implicit in the lease is not readily determinable. The determination of the incremental borrowing rate requires management judgment based on information available at lease commencement. The lease terms may include periods covered by options to extend the lease when it is reasonably certain that the Company will exercise such options, and periods covered by options to terminate the lease when it is reasonably certain that the Company will not exercise such options. Operating lease cost is recognized on a straight-line basis over the lease term. Lease agreements that include lease and non-lease components are accounted for as a single lease component. The Company elected the short-term lease recognition exemption for leases with a lease term of 12 months or less.

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

k. Revenue recognition

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

l. Research and development costs

Research and development costs, including the costs of our US based clinical trial costs of approximately $2,037,000, are charged to the statement of operations as incurred.

m. Share-based compensation

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

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

p. Advertising

Costs related to advertising and promotion of products are charged to sales and marketing expense as incurred. Advertising expenses were approximately $290,000 and $163,000 for the years ended December 31, 2021 and 2020, respectively.

q. Net loss per share

Basic and diluted net loss per share is computed by dividing the net loss for the period attributable to common stock by the weighted average number of shares of common stock outstanding during the period, including 11,696 and 61,515 weighted average shares of common stock issuable to holders of Series B Convertible Preferred Stock for the years ended December 31, 2021 and 2020, respectively.   The total number of shares of common stock related to outstanding options, warrants, restricted stock, restricted stock units, Series C Convertible Preferred Stock and placement agent units excluded from the calculations of diluted loss per share were 2,840,179 and 2,166,218 for the years ended December 31, 2021 and 2020, respectively.

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and considers counterparty credit risk in its assessment of fair value.   The Company has no financial instruments measured carried at fair value in each reporting period. The fair value of the Company’s financial instruments approximates their carrying values.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

t. Issued accounting pronouncements effective in future periods

Financial Instruments - Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses on Financial Instruments. This guidance replaces the current incurred loss impairment methodology. Under the new guidance, on initial recognition and at each reporting period, an entity is required to recognize an allowance that reflects its current estimate of credit losses expected to be incurred over the life of the financial instrument based on historical experience, current conditions and reasonable and supportable forecasts. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates (“ASU 2019-10”). The purpose of this amendment is to create a two-tier rollout of major updates, staggering the effective dates between larger public companies and all other entities. This granted certain classes of companies, including Smaller Reporting Companies (“SRCs”), additional time to implement major FASB standards, including ASU 2016-13. Larger public companies will have an effective date for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All other entities are permitted to defer adoption of ASU 2016-13, and its related amendments, until the earlier of fiscal periods beginning after December 15, 2022. Under the current SEC definitions, the Company meets the definition of an SRC and is adopting the deferral period for ASU 2016-13. The guidance requires a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements but does not believe the adoption of this standard will have a material impact on its consolidated financial statements.   In November 2021, the FASB issued ASU 2021-10 “Government Assistance (Topic 832)”, which requires annual disclosures that increase the transparency of transactions involving government grants, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity’s financial statements. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2021. However, it is not expected to have a material impact on the consolidated financial results of operations, financial position or cash flows.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

a.	Composition of assets, grouped by major classifications, is as follows:

	December 31,
	2021	2020
	($ in thousands)
Cost:
Computer equipment	$361	$289
Office furniture and equipment	157	95
Machinery and equipment	1,599	1,427
Leasehold improvements	243	211
	2,360	2,022
Less - accumulated depreciation and amortization	(1,728)	(1,574)
Net carrying amount	$632	$448

b.	Depreciation and amortization expenses totaled approximately $161,000 and $151,000 for the years ended December 31, 2021 and 2020, respectively.

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

The severance pay liability of the Company for the rest of its Israeli employees, which reflects the undiscounted amount of the liability, is based upon the number of years of service and the latest monthly salary. The severance pay liability is partly covered by insurance policies and by regular deposits with recognized severance payment funds. The Company may only withdraw funds previously deposited for savings in connection with the payment of severance. The severance pay expenses were approximately $265,000 and $276,000 for the years ended December 31, 2021 and 2020, respectively.

Defined contribution plan expenses were approximately $415,000 and $339,000 for the years ended December 31, 2021 and 2020, respectively.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5 – LEASE AGREEMENTS

1) The Company’s Israeli subsidiary has a lease agreement for a facility in Israel, which expires on December 31, 2022 with an option to extend the agreement for two additional years until December 31, 2024 under the terms stipulated in the agreement. The Option Period was taken in consideration when calculating the operating lease right of use assets and liabilities. In addition, the Company entered in June 2021 into another amendment to the lease agreement for a lease of additional space in the facility. This amendment was added to the ROU and the Lease liability.

2) The Company leases its motor vehicles under operating lease agreements.

3) Operating lease cost for the years ended December 31, 2021 and 2020 was $476,000 and $370,000 respectively.

Supplemental information related to leases are as follows:

	December 31	December 31
	2021	2020
	($ in thousands)	($ in thousands)
Operating lease right-of-use assets	1,081	1,265
Current Operating lease liabilities	(420)	(400)
Non-current operating lease liabilities	(781)	(999)

Other information:

Operating cash flows from operating leases (cash paid in thousands)	(437)	(387)
Weighted Average Remaining Lease Term	3	3.9
Weighted Average Discount Rate	8.38%	8.38%

Maturities of lease liabilities are as follows:

Amount
($ in thousands)
2022	433
2023	444
2024	465
Total lease payments	1,342
Less imputed interest	(141)
Total	1,201

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6 - COMMITMENTS AND CONTINGENT LIABILITIES:

a. Litigation:

1. In July 2019, a former distributor filed a suit seeking damages from the Company’s subsidiary for pre-paid goods subject to the voluntary field action (from April 2014) amounting to €1,830,000 (which is approximately $2.0 million), or alternatively €1,024,000 (which is approximately $1.1 million). In January 2021, we executed a Mediation Agreement with the former distributor, pursuant to which the former distributor agreed to release the Company from all claims stated in the Complaint in exchange for a payment of $580,000. Accordingly, the amount of $580,000 was recorded as a debit to revenue in the year ended December 31, 2020.

2. On July 28, 2020, we entered into a settlement agreement and release with the prior underwriter, under which it provided us a final, unconditional release from any further obligations arising out of or related to the engagement agreements, underwriting agreements and placement agency agreements which we had been party to with it and with respect to any services which it had provided to us. We, in turn, provided the prior underwriter a final, unconditional release from any further obligations arising out of or related to the prior agreements and services.

As consideration for the final release provided to us, we paid to the prior underwriter $400,000 in cash and reduced, to $7.43, the exercise price per share of warrants to purchase 18,277 shares of our common stock that had been issued by us to the prior underwriter in various offerings that took place between March 2018 and September 2019. That reduced exercise price represents the exercise price for the Series F Warrants that we issued in our June 2020 public offering. The warrants that were repriced had existing exercise prices per share ranging from $2,812.5 to $33.75 and a weighted average exercise price per share of $109.8. All other terms of those warrants will remain unchanged. The related increase in expenses of $400,000 was recorded to “General and Administrative expense” within the Consolidated Statements of Operations.

3. In July 2020, a former senior employee of InspireMD GmbH filed a statement of claim at the Munich Labor Court, seeking confirmation of the court that the notice of termination is not effective. On November 10, 2020, we entered into a settlement agreement. As consideration for the final release, we paid the former senior employee 25,000 Eur (approximately $30,000) which was recorded to “Selling and marketing expense” within the Consolidated Statements of Operations.

b. Distribution Agreement with Chinese Partner

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

In addition, the agreement stipulates that if the Distributor fails to obtain the Regulatory Approvals by the time stipulated in the agreement due to the failure of the clinical trials, and this Agreement was terminated as a result of such failure to obtain Regulatory Approvals, InspireMD shall reimburse Distributor in an amount which is 50% of Distributor’s direct out of pocket costs to 3rd parties for conducting the clinical trials, which reimbursement will not exceed USD 1,000,000. The financial statements include a liability, based on 50% of the Distributor costs incurred up to December 31, 2021. The liability for the year ended December 31, 2021 is immaterial.

See Note 7 for details regarding an investment transaction with one of the Chinese parties to the Distribution Agreement.

NOTE 7 - EQUITY

a. Share capital

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

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7 – EQUITY (continued):

Public Offerings

On June 5, 2020, the Company closed an underwritten public offering of (i) 509,053 units (“Units”), with each Unit being comprised of one share of the Company’s common stock, par value $0.0001 per share, and one Series F warrant (a “Series F Warrant”) to purchase one share of common stock, and (ii) 972,427 pre-funded units (the “Pre-Funded Units”), with each Pre-Funded Unit being comprised of one pre-funded warrant (a “Pre-Funded Warrant”) to purchase one share of common stock and one Series F Warrant. In connection with this public offering, the underwriter exercised its over-allotment option in full and purchased an additional 222,220 shares of common stock and 222,220 Series F Warrants. The offering price to the public was $6.75 per Unit and $6.735 per Pre-Funded Unit. The net proceeds to the Company from the offering and the exercise of the underwriter’s over-allotment option were approximately $10.7 million, after deducting underwriting discounts and commissions and payment of other estimated expenses associated with the offering, but excluding the proceeds, if any, from the exercise of Series F Warrants and the Pre-Funded Warrants sold in the offering. The pre-funded warrants exercisable at a price of $0.015 per share of common stock.

The Series F Warrants included in the Common Units and the Pre-Funded Units are immediately exercisable at a price of $7.425 per share of common stock, subject to adjustment in certain circumstances, and expire June 2, 2025. The shares of common stock, or Pre-Funded Warrants in the case of the Pre-Funded Units, and the Series F Warrants were offered together, but the securities contained in the Common Units and the Pre-Funded Units were issued separately.

During the year ended December 31, 2020, 191,107 Series F Warrants were converted into 191,107 shares of common stock. The net proceeds to the Company from exercise of the Series F Warrants were approximately $1.4 million.

Pursuant to the full ratchet anti-dilution adjustment provisions in the respective certificate of designation for the Company’s Series B Convertible Preferred Stock and Series C Preferred Stock, the conversion price of the outstanding shares of the Series B Convertible Preferred Stock and the Series C Preferred Stock was reduced to $6.75 per share, effective as of the date of the underwriting agreement entered for the June 2020 Offering, and the number of shares of common stock issuable upon conversion of the Series B Preferred Stock and the Series C Preferred Stock had increased as follows:

● An aggregate of 111,028 additional shares of common stock upon conversion of the Series B Preferred Stock and as payment of the dividends thereunder in common stock, based on 17,303 shares of Series B Preferred Stock outstanding as of June 2, 2020.

● An aggregate of 18,886 additional shares of common stock upon conversion of the Series C Preferred Stock, based on 26,558 shares of Series C Preferred Stock outstanding as of June 2, 2020.

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

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7 – EQUITY (continued):

During the year ended December 31, 2020, the Company issued a total of 972,427 shares of common stock in connection with the exercise of all outstanding Pre-Funded Warrants issued in June 2020. In addition, the Company issued a total of 18,000 shares of its common stock in connection with the exercise of 18,000 Pre-Funded Warrants issued in September 2019. As of December 31, 2020, there are no outstanding Pre-Funded Warrants.

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

On February 3, 2021, the Company entered into a Distribution Agreement with three China-based partners, See Note 6b. for details about the Distribution Agreement.

In addition, and on the same day, the Company entered into an investment transaction with one of the Chinese parties to the Distribution Agreement, which included (i) a Securities Purchase Agreement (the “SPA”), pursuant to which investor agreed to invest $900,000 in exchange for 89,445 shares of the Company’s common stock at a purchase price of $10.062 per share.

During the year ended December 31, 2021, Series F and Series G warrants to purchase shares of common stock were exercised by investors at an exercise price of $7.425 and $10.23 per share, resulting in the issuance of 1,225,412 shares of common stock for proceeds of approximately $9,469,000.

ATM Offering

During the year ended December 31, 2020, the Company sold 861,163 shares of its common stock pursuant to its at-the-market (ATM) issuance sales agreement with A.G.P./Alliance Global Partners. These sales resulted in net proceeds to the Company of approximately $4,447,000.

During the year ended December 31, 2021, the Company sold 818,523 shares of its common stock pursuant to its at-the-market (ATM) issuance sales agreement with a sales agent. These sales resulted aggregate net proceeds to the Company of approximately $5,453,000.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7 – EQUITY (continued):

Pursuant to the full ratchet anti-dilution adjustment provisions in the respective certificate of designation for the Company’s Series B Convertible Preferred Stock and Series C Preferred Stock, the conversion price of the outstanding shares of the Series B Convertible Preferred Stock and the Series C Preferred Stock was reduced to $4.815 per share, triggered by the ATM Facility, effective as of December 14, 2020, and the number of shares of common stock issuable upon conversion of the Series B Preferred Stock and the Series C Preferred Stock had increased as follows:

●	an aggregate of 59,491 additional shares of common stock upon conversion of the Series B Preferred Stock and as payment of the dividends thereunder in common stock, based on 17,303 shares of Series B Preferred Stock outstanding as of December 14, 2020.
●	an aggregate of 893 additional shares of common stock upon conversion of the Series C Preferred Stock, based on 2,343 shares of Series C Preferred Stock outstanding as of December 14, 2020.

On July 7, 2016, we issued 442,424 shares of Series B Preferred Stock in a public offering. Our Series B Preferred Stock has a stated value of $495.00 which currently converted into 207,528 reflecting a conversion price equal to $ 4.815. The holders of Series B Preferred Stock are entitled to receive as cumulative dividends at the rate per share of 15% per annum of the stated value for five years, payable in cash or common stock, at the Company’s discretion, but excluding effect of future conversion price adjustment, if any.

On March 14, 2017, we issued 1,069,822 shares of Series C Preferred Stock in a public offering. Our Series C Preferred Stock has a stated value of $96 which currently converted into 3,114 reflecting a conversion price equal to $ 4.815.

During the year ended December 31, 2021, 625 shares of Series C Convertible Preferred Stock were converted into 831 shares of common stock. As of December 31, 2021, there were 1,718 shares of Series C Preferred Stock outstanding, convertible into an aggregate of 2,284 shares of our common stock.

During the year ended December 31, 2021, all the remaining 17,303 shares of Series B Convertible Preferred Stock were converted into 207,528 shares of common stock.

As of December 31, 2021, the Company has outstanding warrants to purchase an aggregate of 1,793,983 shares of common stock as follows:

	Number of underlying Common stock	Weighted average exercise price
Series E Warrants	198,159		$27.000
Series F Warrants	433,878		$7.425
Series G Warrants	1,092,344		$10.230
Underwriter Warrants	18,277		$7.425
Other warrants	51,325		$225.000 and above
Total Warrants	1,793,983	$

As of December 31, 2021, the Company has 155,000,000 authorized shares of capital stock, par value $0.0001 per share, of which 150,000,000 are shares of common stock and 5,000,000 are shares of “blank check” preferred stock.

In the event of our liquidation, dissolution, or winding up, holders of Series C Convertible Preferred Stock are entitled to receive the amount of cash, securities or other property to which such holder would be entitled to receive with respect to such shares of Preferred Stock if such shares had been converted to common stock immediately prior to such event.

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

2) During the years ended December 31, 2021 and 2020, the Company granted stock options to the CEO, employees, consultants and directors to purchase a total of 225,225 and 92,007, respectively, shares of the Company’s common stock. The options have exercise prices ranging from $3.89-$10.05 and $4.95-$16.50 per share, respectively, which were the fair market value of the company’s common stock on the date of each respective grant. The fair value of the above options, using the Black-Scholes pricing models, was approximately $1,026,000 and $509,000, respectively. The options are subject to a three-year vesting period with one-third of such awards vesting each year.

3) During the years ended December 31, 2021 and 2020, the Company granted to the employees and directors 419,943 and 185,461 restricted stock, respectively. The fair value of these restricted stock was approximately $1,781,981 and $1,051,604, respectively. The restricted stock are subject to a three-year vesting period, with one-third of such awards vesting each year.

4) During the years ended December 31, 2021 and 2020, the Company granted to the CEO 146,567 and 90,511 Restricted Stock Units, respectively. The fair value of these restricted stock units was approximately $603,856 and $658,981, respectively. The restricted stock units granted during the years ended December 31, 2021 and 2020, are subject to a three-year vesting period, with one-third of such awards vesting each year.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7 – EQUITY (continued):

5) The following table summarizes information about stock options granted to employees:

	Year ended December 31
	2021		2020
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Outstanding - beginning of period	91,692	6.20	-	$-
Granted	205,223	4.90	92,007	6.20
Forfeited	(7,507)	5.69	(315)	5.85
Outstanding-end of period	289,408	$5.29	91,692	$6.20
Exercisable at the end of the period	28,360	6.26	-	-

6) The following table summarizes information about stock options granted to non-employees:

	Year ended December 31
	2021		2020
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Outstanding - beginning of period	-	-	-	-
Granted	20,002	6.90	-	-
Forfeited	-	-	-	-
Exercised	-		-	-
Outstanding - end of period	20,002	6.90	-	-
Exercisable at the end of the period	-	-	-	-

7) The following table summarizes information about restricted stock granted to employees:

	Year ended December 31
	2021	2020
	Number of restricted stock
Outstanding - beginning of period	185,725	4,642
Reverse Split Adjustments	59	-
Granted	419,943	185,461
Forfeited	(20,822)	(3,717)
Vested	(57,237)	(661)
Outstanding - end of period	527,668	185,725

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7 – EQUITY (continued):

8) The following table summarizes information about Restricted Stock Units granted to employees:

	Year ended December 31
	2021	2020
	Number of restricted stock units
Outstanding - beginning of period	90,511	11,000
Granted	146,567	90,511
Forfeited	-	-
Vested	-	(11,000)
Outstanding - end of period	237,078	90,511

9) The following table provides additional information about all options outstanding and exercisable:

	Outstanding as of December 31, 2021
Exercise price	Options outstanding	Weighted average remaining contractual life (years)	Options exercisable
$3.89-4.12	146,539	9.81	-
$4.95-10.05	158,819	8.99	27,009
$16.50	4,052	8.01	1,351
	309,410	9.37	28,361

The weighted average of the remaining contractual life of total vested and exercisable options as of December 31, 2021 was 8.65 years.

The aggregate intrinsic value of the total exercisable options as of December 31, 2021 was approximately $0.4.

The weighted average fair value of options granted was $4.56 for the year ended December 31, 2021. The weighted average fair value of options granted was estimated using the Black-Scholes option-pricing model.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7 – EQUITY (continued):

10)	The following table sets forth the assumptions that were used in determining the fair value of options granted to employees for the year December 31, 2021:

Year ended December 31
	2021	2020
Number of restricted stock
Expected life	5.5-6.5 years	5.5-6.5 years
Risk-free interest rates	0.59%-1.40%	0.32%-0.42%
Volatility	129.11%-136.78%	124.53%-136.66%
Dividend yield	-	-

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

11)	As of December 31, 2021, the total unrecognized compensation cost on employee and non-employee stock options, restricted stock and restricted stock units, related to unvested stock-based compensation, amounted to approximately $3.4 million. This cost is expected to be recognized over a weighted-average period of approximately 1.01 years. This expected cost does not include the impact of any future stock-based compensation awards.

12)	The following table summarizes the allocation of total share-based compensation expense in the consolidated statements of operations:

	Year ended December 31
	2021	2020
	($ in thousands)
Cost of revenues	$49	$22
Research and development	64	29
Sales and marketing	182	32
General and administrative	1,281	523
	$1,576	$606

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8 – RELATED PARTIES TRANSACTIONS

On May 10, 2021, the board of directors of the Company appointed a new member. During the twelve months ended December 31, 2021, a consulting company whose founder and CEO is our new board member provided certain marketing services in the amount of $33,775.

NOTE 9 - TAXES ON INCOME:

a. Tax laws applicable to the Company and its subsidiaries

Taxation in the United States

InspireMD, Inc. is taxed under U.S. tax laws. Accordingly, the applicable federal corporate tax rate in 2021 is 21%. State tax may also apply.

Taxation in Israel

InspiredMD, Ltd is taxed under Israeli tax laws. Accordingly, the applicable corporate tax rate in 2021 is 23%.

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

c. Carry forward tax losses

As of December 31, 2021, the Company had a net carry forward tax loss of approximately $47 million, of which approximately $35 million (arising before January 1, 2018), expires until 2037, and approximately $12 million, which does not expire, but is limited to offset 80% of the net income in the year it is utilized.

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

As of December 31, 2021, InspireMD Ltd., an Israeli subsidiary, had a net carry forward tax loss of approximately $109 million. Under Israeli tax laws, the carry forward tax losses can be utilized indefinitely.

d. Loss before income taxes

The components of loss before income taxes are as follows:

	Year ended December 31
	2021	2020
	($ in thousands)
Loss before taxes on income:
InspireMD, Inc.	$(4,452)	$(3,897)
Subsidiaries	(10,421)	(6,643)
	$(14,873)	$(10,540)

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9 - TAXES ON INCOME (continued):

e. Current taxes on income

The main reconciling item between the statutory tax rate of the Company and the effective tax rate is the change in valuation allowance in respect of tax benefits from carried forward tax losses due to uncertainty of the realization of such tax benefits.

The changes in the valuation allowance for the year ended December 31, 2021 and 2020 were as follows:

	Year ended December 31
	2021	2020
	($ in thousands)
Balance at the beginning of the year	$35,145	$31,181
Changes during the year:
Losses during the year (including foreign exchange rate effect)	4,067	3,964
Balance at the end of the year	$39,212	$35,145

f. Accounting for Uncertain Tax position

Following is a reconciliation of the total amounts of the Company’s uncertain tax positions during the year ended December 31, 2021 and 2020 were as follows:

	Year ended December 31,
	2021	2020
	($ in thousands)
Balance at beginning of period	$52	$44
Increase in uncertain tax positions because of tax positions taken during the year	37	8
Balance at end of period	$89	$52

A summary of open tax years by major jurisdiction is presented below:

Jurisdiction	Years
U.S.	2018-2021
Israel	2016-2021
Germany	2018-2021
United Kingdom	2014-2015

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9 - TAXES ON INCOME (continued):

g. Deferred income tax:

	December 31,
	2021	2020
	($ in thousands)

Long-term:
Allowance for bonus	-	2
Provision for vacation and recreation pay	53	63
R&D expenses	1,000	578
Operating lease right of use assets	(248)	(291)
Operating lease liabilities	276	322
Share-based compensation	2,849	2,669
Carry forward tax losses	35,248	31,759
Accrued severance pay, net	34	43
	39,212	35,145
Less-valuation allowance	(39,212)	(35,145)
	-	-

NOTE 10 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION:

Balance sheets:

Inventory:

	December 31,
	2021	2020
	($ in thousands)
Finished goods	$92	$350
Work in process	436	376
Raw materials and supplies	615	689
	$1,143	$1,415

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION (continued):

a. Accounts payable and accruals-other:

	December 31,
	2021	2020
	($ in thousands)
Employees and employee institutions	$1,510	$1,236
Accrued vacation and recreation pay	233	278
Accrued expenses	1,136	886
Accrual for settlement payment (see note 6)	-	580
Current Operating lease liabilities	420	400
Other	155	89
	$3,454	$3,469

NOTE 11 – DISAGGREGATED REVENUE AND ENTITY WIDE DISCLOSURES:

Revenues are attributed to geographic areas based on the location of the customers. The following is a summary of revenues:

	Year ended December 31,
	2021	2020
	($ in thousands)
Germany	$948	$708
Italy	981	596
Other (2020 - net of settlement payment of $580, see note 6 a)	2,566	1,181
	$4,495	$2,485

By product:

	Year ended December 31,
	2021	2020
	($ in thousands)
CGuard™ EPS	$4,309	$2,764
MGuard Prime™ EPS (2020 - net of settlement payment of $580, see note 6 a)	186	(279)
	$4,495	$2,485

By principal customers (2020 - before of settlement payment of $580 see note 6):

	Year ended December 31,
	2021	2020
Customer A	20%	21%
Customer B	13%	11%

All tangible long lived assets are located in Israel.

NOTE 12 - SUBSEQUENT EVENTS:

In February 2022, Russia launched a military invasion into Ukraine. The Company derived approximately 8.2% of total sales in Russia in 2021. The Company may have impact on future sales and collection but currently the Company is still unable to estimate any specific impact to its business, financial condition or results of operations.

