Form 10-Q
period 2022-03-31
InspireMD, Inc.
filed 2022-05-09
CIK 1433607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

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

The number of shares of the registrant’s common stock, $0.0001 par value, outstanding as of May 4, 2022: 8,323,200

2

INSPIREMD, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE QUARTER ENDED MARCH 31, 2021

INSPIREMD, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in thousands)

	March 31	December 31
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,798	$12,004
Short-term bank deposits	22,053	22,036
Accounts receivable:
Trade, net	1,113	1,224
Other	91	165
Prepaid expenses	291	522
Inventory	1,286	1,143
TOTAL CURRENT ASSETS	32,632	37,094

NON-CURRENT ASSETS:
Property, plant and equipment, net	628	632
Operating lease right of use assets	996	1,081
Fund in respect of employee rights upon retirement	915	905
TOTAL NON-CURRENT ASSETS	2,539	2,618
TOTAL ASSETS	$35,171	$39,712

INSPIREMD, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in thousands other than share and per share data)

	March 31	December 31
	2022	2021
LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	900	893
Other	2,791	3,454
TOTAL CURRENT LIABILITIES	3,691	4,347

LONG-TERM LIABILITIES-
Operating lease liabilities	678	781
Liability for employees rights upon retirement	1,098	1,052

TOTAL LONG-TERM LIABILITIES	1,776	1,833

COMMITMENTS AND CONTINGENT LIABILITIES (Note 8)
TOTAL LIABILITIES	5,467	6,180

EQUITY:

Common stock, par value $0.0001 per share; 150,000,000 shares authorized at March 31, 2022 and December 31, 2021; 8,317,876 and 8,296,256 shares issued and outstanding at March 31, 2022 and December 2021, respectively	1	1
Preferred C shares, par value $0.0001 per share;
1,172,000 shares authorized at March 31, 2022 and December 31, 2021; 1,718 shares issued and outstanding at March 31, 2022 and December 31 2021, respectively	*	*
Additional paid-in capital	217,278	216,625
Accumulated deficit	(187,575)	(183,094)
Total equity	29,704	33,532
Total liabilities and equity	$35,171	$39,712

*	Represents an amount less than $1 thousand

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

(Unaudited)

CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except per share data)

	3 Months Ended March 31,
	2022	2021

REVENUES	$1,183	$1,006
COST OF REVENUES	1,061	900
GROSS PROFIT	122	106
OPERATING EXPENSES:
Research and development	1,680	839
Selling and marketing	746	708
General and administrative	2,182	1,873
Total operating expenses	4,608	3,420
LOSS FROM OPERATIONS	(4,486)	(3,314)
FINANCIAL INCOME, net	5	71
LOSS BEFORE TAX EXPENSES	(4,481)	(3,243)
NET LOSS	$(4,481)	$(3,243)
NET LOSS PER SHARE - basic and diluted	(0.57)	(0.53)
WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES USED IN COMPUTING NET LOSS PER SHARE - basic and diluted	7,804,245	6,122,690

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

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(U.S. dollars in thousands, except share data)

	Common stock		Series C Convertible Preferred Stock		Additional paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	capital	deficit	equity

BALANCE AT January 1, 2022	8,296,256	1	1,718	*	216,625	(183,094)	33,532
Net loss						(4,481)	(4,481)
Share-based compensation related to restricted stock, restricted stock units and stock options award, net of forfeitures of 4,563 shares	21,620				653		653
BALANCE AT March 31, 2022	8,317,876	1	1,718	*	217,278	(187,575)	29,704

*	Represents an amount less than $1 thousand

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. dollars in thousands)

	Three months ended March 31
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,481)	$(3,243)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	41	51
Loss from sale of property, plant and equipment		1
Change in liability for employees rights upon retirement	46	11
Other financial expenses	7	15
Change in right of use asset and leasing liability	(25)	(99)
Share-based compensation expenses	653	323
Interest income from short-term bank deposits	(17)	-
Changes in operating asset and liability items:
Decrease in prepaid expenses	231	127
Increase in trade receivables	111	(232)
Decrease (Increase) in other receivables	74	29
Decrease in inventory	(143)	231
Increase (Decrease) increase in trade payables	7	165
Decrease in other payables	(656)	(1,020)
Net cash used in operating activities	(4,152)	(3,641)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(37)	(26)
Amounts withdrawn (funded) in respect of employee rights upon retirement, net	(10)	2
Net cash used in investing activities	(47)	(24)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares and warrants	-	35,068
Net cash provided by financing activities	-	35,068
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(7)	(14)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,206)	31,389
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	12,004	12,645
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$7,798	$44,034
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
Issuance Costs	$-	35

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

The COVID-19 global pandemic has led governments and authorities around the globe to take various precautionary measures in order to limit the spread of COVID-19, including government-imposed quarantines, lockdowns, and other public health safety measures. We experienced a significant COVID-19 related impact on our financial condition and results of operations, primarily during the year ended December 31, 2020, which we primarily attribute to the postponement of CGuard EPS procedures (non-emergency procedures), as hospitals have shifted resources to patients affected by COVID-19. To the best of our knowledge, the European countries in which we operate reinstated non-emergency procedures. However, new COVID-19 variants, and potentially increasing infection rates make the current COVID-related environment highly volatile and uncertain and we anticipate that the continuation of the pandemic and related restrictions and safety measures will likely result in continued fluctuations in sales of our products and potentially enrollments in our studies as well as potential disruptions to our supply chain for the upcoming periods

c.	Risks Related to the Geopolitical and Military Tensions Between Russia and Ukraine in Europe

In February 2022, Russia launched a military invasion into Ukraine. The Company derived approximately 10.5% of total sales in Russia, Ukraine and Belarus in 2021 while in 2022 there were no sales in Russia and Ukraine and minimal sales in Belarus. The escalation of geopolitical instability in Russia and Ukraine as well as currency fluctuations in the Russian Ruble could negatively impact the Company’s operations, sales, and future growth prospects in that region. As a result of the crisis in Ukraine both the United States and the EU have implemented sanctions against certain Russian individuals and entities and have made it more difficult for us to collect on outstanding accounts receivable from customers in this region. The Company’s global operations expose us to risks that could adversely affect our business, financial condition, results of operations, cash flows or the market price of our securities, including the potential for increased tensions between the United States and Russia resulting from the current situation involving Russia and Ukraine, tariffs, economic sanctions and import-export restrictions imposed by either nation, and retaliatory actions by the other nation, as well as the potential negative impact on our business and sales in Russia. Current geopolitical instability in Russia and Ukraine and related sanctions by the U.S. government against certain companies and individuals may hinder our ability to conduct business with potential or existing customers and vendors in these countries. The U.S. government has imposed sanctions through several executive orders restricting U.S. companies from conducting business with specified Russian and Ukrainian individuals and companies. While the Company believes that the executive orders currently do not preclude us from conducting business with our current customers or vendors in Russia, Ukraine and Belarus, the sanctions imposed by the U.S. government may be expanded in the future to restrict the Company from engaging with them. If the Company is unable to conduct business with new or existing customers or vendors or pursue business opportunities in Russia, Ukraine or Belarus, its business, including revenue, profitability and cash flows, and operations could be adversely affected. The Company cannot provide assurance that current sanctions or potential future changes in sanctions will not have a material impact on our operations in Russia, Ukraine and Belarus or on our financial results.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. In the opinion of the company, the financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2022 and its results of operations and cash flows for the three months ended March 31, 2022 and 2021. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021, as found in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 7, 2022. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of results that could be expected for the entire fiscal year.

NOTE 3 - EQUITY:

a.	As of March 31, 2022, there were 1,718 shares of Series C Preferred Stock outstanding, convertible into an aggregate of 2,280 shares of our common stock.

As of March 31, 2022, the Company has outstanding warrants to purchase an aggregate of 1,793,815 shares of common stock as follows:

	Number of underlying Common stock	Weighted average exercise price
Series E Warrants	198,159		$27.000
Series F Warrants	433,878		$7.425
Series G Warrants	1,092,344		$10.230
Underwriter Warrants	18,277		$7.425
Other warrants	51,157		$225 and above
Total Warrants	1,793,815	$

As of March 31, 2022, the Company had 155,000,000 authorized shares of capital stock, par value $0.0001 per share, of which 150,000,000 are shares of common stock and 5,000,000 are shares of “blank check” preferred stock.

b.

During the three months ended March 31, 2022, the Company granted to employees and consultants’ options to purchase a total of 47,841 shares of the Company’s common stock. The options have an exercise price ranging from $2.61 - $2.69 per share, which was the fair market value of the Company’s common stock on the date of the grant. 7,841 options are subject to a three-year vesting period, with one-third of such awards vesting each year and 40,000 options with performance conditions, mainly related to clinical activities.

In calculating the fair value of the above options, the Company used the following assumptions: dividend yield of 0% and expected term of 5.5-6.5 years; expected volatility ranging from 127.92%-130.93%; and risk-free interest rate ranging from 1.79%-1.9%.

The fair value of the above options, using the Black-Scholes option-pricing model, was approximately $104,124.

c.

During the three months ended March 30, 2022, the Company granted 26,183 restricted shares of the Company’s common stock to employees. The shares are subject to a three-year vesting period, with one-third of such awards vesting each year.

The fair value of the above restricted shares was approximately $68,338.

NOTE 4 – RELATED PARTIES TRANSACTIONS

During the three months ended March 31, 2022, a consulting company whose founder and CEO is our board member provided certain marketing services in the amount of $6,276

NOTE 5 - NET LOSS PER SHARE:

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential share issuances of common stock upon the exercise of share options, warrants, and restricted stocks as the effect is anti-dilutive.

The total number of shares of common stock related to outstanding options, warrants, restricted stock, restricted stock units, Series C Preferred Stock and placement agent units excluded from the calculations of diluted loss per share were 2,903,634 for the three-month period ended March 31, 2022.

The total number of shares of common stock related to outstanding options, warrants, restricted stock, restricted stock units, Series C Preferred Stock and placement agent units excluded from the calculations of diluted loss per share were 2,164,985 for the three-month period ended March 31, 2021.

NOTE 6 - FINANCIAL INSTRUMENTS:

a.	Fair value of financial instruments

The carrying amounts of financial instruments included in working capital approximate their fair value either because these amounts are presented at fair value or due to the relatively short-term maturities of such instruments.

b.	As of March 31, 2022, and December 31, 2021, allowance for doubtful accounts was $0.

NOTE 7 - INVENTORY:

	March 31,	December 31,
	2022	2021
	($ in thousands)
Finished goods	$135	$92
Work in process	497	436
Raw materials and supplies	654	615
	$1,286	$1,143

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUALS - OTHER:

	March 31,	December 31,
	2022	2021
	($ in thousands)
Employees and employee institutions	943	1,510
Accrued vacation and recreation pay	277	233
Accrued expenses	1,063	1,136
Current operating lease liabilities	413	420
Other	95	155
	$2,791	$3,454

NOTE 9 - DISAGGREGATED REVENUE AND ENTITY WIDE DISCLOSURES:

Revenues are attributed to geographic areas based on the location of the customers. The following is a summary of revenues:

	Three months ended March 31
	2022	2021
	($ in thousands)
Germany	$249	$244
Italy	243	209
Other	691	553
	$1,183	$1,006

By product:

	Three months ended March 31
	2022	2021
	($ in thousands)
CGuard	$1,161	$969
MGuard	22	37
	$1,183	$1,006

By principal customers:

	Three months ended March 31
	2022	2021
Customer A	21%	23%
Customer B	11%	13%

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

On July 23, 2021, we announced the initiation of enrollment and successful completion of the first cases of our C-Guardian trial of CGuard EPS. The first patients, who were under the care of principal investigator, Chris Metzger, M.D., system chair of clinical research at Ballard Health System in Eastern Tennessee, were successfully implanted with the CGuard EPS stent device. These are the first of 315 patients who are expected to be enrolled in the trial and receive CGuard EPS in the treatment of carotid artery stenosis in symptomatic and asymptomatic patients undergoing carotid artery stenting. We are currently continuing with the enrollment phase. In April 2022, we completed our first European recruitment.

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

Our pipeline of innovative delivery solutions such as CGuard Prime and SwitchGuard are anticipated to launch early 2023, to facilitate greater utilization of our devices as first line solution for carotid artery disease management.

We also intend to develop a pipeline of other products and additional applications by leveraging our MicroNet technology to improve peripheral procedures such as the treatment of the superficial femoral artery disease and vascular disease below the knee as well as neurovascular procedures, such as the treatment of acute stroke.

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

In February 2022, Russia launched a military invasion into Ukraine. We derived approximately 10.5% of total sales in Russia, Ukraine and Belarus in 2021 while in 2022 there no sales in Russia and Ukraine and minimal sales in Belarus. The escalation of geopolitical instability in Russia and Ukraine as well as currency fluctuations in the Russian Ruble could negatively impact our operations, sales, and future growth prospects in that region. As a result of the crisis in Ukraine both the United States and the EU have implemented sanctions against certain Russian individuals and entities and have made it more difficult for us to collect on outstanding accounts receivable from customers in this region. Our global operations expose us to risks that could adversely affect our business, financial condition, results of operations, cash flows or the market price of our securities, including the potential for increased tensions between the United States and Russia resulting from the current situation involving Russia and Ukraine, tariffs, economic sanctions and import-export restrictions imposed by either nation, and retaliatory actions by the other nation, as well as the potential negative impact on our business and sales in Russia, Ukraine and Belarus. Current geopolitical instability in Russia and Ukraine and related sanctions by the U.S. government against certain companies and individuals may hinder our ability to conduct business with potential or existing customers and vendors in these countries. The U.S. government has imposed sanctions through several executive orders restricting U.S. companies from conducting business with specified Russian and Ukrainian individuals and companies. While we believe that the executive orders currently do not preclude us from conducting business with our current customers or vendors in Russia, Ukraine and Belarus, the sanctions imposed by the U.S. government may be expanded in the future to restrict us from engaging with them. If the Company is unable to conduct business with new or existing customers or vendors or pursue business opportunities in Russia, Ukraine or Belarus, our business, including revenue, profitability and cash flows, and operations could be adversely affected. We cannot provide assurance that current sanctions or potential future changes in sanctions will not have a material impact on our operations in Russia, Ukraine and Belarus or on our financial results.

Critical Accounting Policies

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are more fully described in both (i) “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) Note 2 of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2021. There have not been any material changes to such critical accounting policies since December 31, 2021.

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

Results of Operations

Three months ended March 31, 2022 compared to the three months ended March 31, 2021

Revenues. For the three months ended March 31, 2022, revenue increased by $177,000, or 17.6%, to $1,183,000, from $1,006,000 during the three months ended March 31, 2021. This increase was predominantly driven by a 19.8% increase in sales volume of CGuard EPS from $969,000 during the three months ended March 31, 2021, to $1,161,000 during the three months ended March 31, 2022. This sales increase was mainly due to growth in existing and new markets and the removal of restrictions on non-emergency procedures, as compared to the three months ended March 31, 2021, when procedures with CGuard EPS were still somewhat   postponed as hospitals shifted resources to patients affected by COVID-19. In addition, the sales increased due to sales in the United States related to stents used in our C-Guardians FDA study which occurred in the three months ended March 31, 2022, but not in the corresponding period in 2020. The increase in sales of CGuard EPS was partially offset by a lack of sales to Russia, Belarus and the Ukraine in the three months ended March 31, 2022 due to the regional conflict and related currency restrictions.

With respect to geographical regions, the increase in revenue was primarily attributable to a $59,000 increase in revenue from North America due to sales in the United States related to stents used in our FDA clinical trial, a $51,000 increase in revenue from Latin America, a $31,000 increase in revenue from Asia, and a $31,000 increase in revenue from other regions such Australia, Middle East and Europe mainly due to growth in existing and new markets and the removal of restrictions on non-emergency procedures, as compared to the three months ended March 31, 2021, when procedures with CGuard EPS were still somewhat postponed as hospitals shifted resources to patients affected by COVID-19. The increase in sales of CGuard EPS was partially offset by a lack of sales  to Russia, Belarus and the Ukraine in the three months ended March 31, 2022 due to the regional conflict and related currency restrictions.

Gross Profit. For the three months ended March 31, 2022, gross profit (revenue less cost of revenues) increased by $16,000, or 15.2%, to $122,000, from $106,000 during the three months ended March 31, 2021. This increase in gross profit resulted from a $30,000 decrease in write-offs which were driven mainly by component supply issues partially offset by a $14,000 in miscellaneous expenses. Gross margin (gross profits as a percentage of revenue) decreased to 10.3% during the three months ended March 31, 2022 from 10.5% during the three months ended March 31, 2021, driven by the factors mentioned above.

Research and Development Expenses. For the three months ended March 31, 2022, research and development expenses increased by $841,000, or 100.2%, to $1,680,000, from $839,000 during the three months ended March 31, 2021. This increase resulted primarily from an increase of $910,000 in expenses related to the commencement of the C-Guardians FDA study, $75,000 in compensation expenses offset by a decrease of $131,000 in development expenses related to CGuard EPS accessory solutions and $13,000 in miscellaneous expenses.

Selling and Marketing Expenses. For the three months ended March 31, 2022, selling and marketing expenses increased by $38,000, or 5.4%, to $746,000, from $708,000 during the three months ended March 31, 2021. This increase resulted primarily from an increase in share-based compensation expenses of $49,000 due to the expense recognition of grants made during the fourth quarter of 2021.

General and Administrative Expenses. For the three months ended March 31, 2022, general and administrative expenses increased by $309,000, or 16.5%, to $2,182,000, from $1,873,000 during the three months ended March 31, 2021. This increase resulted primarily from an increase in compensation expenses of $250,000, mainly due to an increase of approximately $218,000 of share-based compensation-related expenses   due to the expense recognition of grants made during the fourth quarter of 2021   and an increase in salary expenses and related accruals of $32,000, and an increase in directors’ and officers’ liability insurance expenses of $59,000, due to increased premiums caused by recent trends in the overall insurance industry.

Financial Income. For the three months ended March 31, 2022, financial income decreased by $66,000, or 93.0%, to $5,000, from $71,000 during the three months ended March 31, 2021. The decrease in financial income primarily resulted from a decrease of $87,000 in financial income related to changes in exchange rates offset in part by a $28,000 increase in interest income from short-term bank deposits.

Tax Expenses. For the three months ended March 31, 2022, there was no change in our tax expenses as compared to the three months ended March 31, 2021.

Net Loss. Our net loss increased by $1,238,000, or 38.2%, to $4,481,000, for the three months ended March 31, 2022, from $3,243,000 during the three months ended March 31, 2021. The increase in net loss resulted primarily from an increase of $1,188,000 in operating expenses   partially offset by an increase of $16,000 in gross profit.

Liquidity and Capital Resources

As of March 31, 2022, we have the ability to fund our planned operations for at least the next 12 months from issuance date of the financial statement. However, we expect to continue incurring losses and negative cash flows from operations until our products (primarily CGuard™ EPS) reach commercial profitability. Therefore, in order to fund our operations until such time that we can generate substantial revenues, we may need to raise additional funds.

Three months ended March 31, 2022 compared to the three months ended March 31, 2021

General. At March 31, 2022, we had cash and cash equivalents of $7,798,000 as compared to $12,004,000 as of December 31, 2021. We have historically met our cash needs through a combination of issuing new shares, borrowing activities and product sales. Our cash requirements are generally for research and development, marketing and sales activities, finance and administrative costs, capital expenditures and general working capital.

For the three months ended March 31, 2022, net cash used in our operating activities increased by $511,000, or 14.0%, to $4,152,000, from $3,641,000 during the same period in 2021. The primary reason for the increase in cash used in our operating activities was an increase of $678,000 in payments for third party related expenses and for professional services primarily due to the C-Guardians FDA study, an increase of $365,000 in compensation costs paid during the three months ended March 31, 2022 from $2,314,000 in the three months ended March 31, 2021 to $2,679,000 during the same period in 2022, offset by an increase of $532,000 in payments received from customers, to $1,291,000 during the three months ended March 31, 2022 from $759,000 during the same period in 2021.

Cash used in our investing activities increased by $23,000 or $96%, to $47,000 during the three months ended March 31, 2022, compared to $24,000 during the three months ended March 31, 2021. The primary reasons for the increase in cash used by our investing activities were an increase of $12,000 in funds related to employee rights upon retirement and $11,000 in payments made for purchase of property, plant and equipment to $37,000 during the three months ended March 31, 2022.

There was no cash provided by financing activities for the three months ended March 31, 2022. Cash provided by financing activities for the three months ended March 31, 2021 was $35,068,000, the principal sources of which were our February 2021 public offering of common stock and warrants, exercise of Series F and Series G warrants, proceeds from our former ATM facility as well as proceeds from the issuance of shares to a Chinese distributor.

As of March 31, 2022, our current assets exceeded our current liabilities by a multiple of 8.8. Current assets decreased by $4,462,000 during the period and current liabilities decreased by $656,000 during the period. As a result, our working capital decreased by $3,806,000 to $28,941,000 as of March 31, 2022.

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

Factors That May Affect Future Operations

We believe that our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including the cyclical nature of the ordering patterns of our distributors, timing of regulatory approvals, the implementation of various phases of our clinical trials and manufacturing efficiencies due to the learning curve of utilizing new materials and equipment, the impact of the COVID-19 pandemic and the ongoing conflict in the Ukraine. Our operating results could also be impacted by a weakening of the Euro and strengthening of the NIS, both against the U.S. dollar. Lastly, other economic conditions we cannot foresee may affect customer demand, such as individual country reimbursement policies pertaining to our products.

Contractual Obligations and Commitments

During the three months ended March 31, 2022, there were no material changes to our contractual obligations and commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of March 31, 2022, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. There are currently no pending material legal proceedings, and we are currently not aware of any legal proceedings or claims against us or our property that we believe will have any significant effect on our business, financial position or operating results.

Item 1A. Risk Factors

Except for the Risk Factors included in our previous filings made with the SEC, there have been no material changes to our risk factors from those disclosed in “Part I. Item 1A. Risk Factors” in the Form 10-K filed with the SEC on March 7, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, as amended through September 30, 2015 (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2015)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2021)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 25, 2016)

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 29, 2016)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 15, 2017)

3.6	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 29, 2017)

3.7	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 12, 2017)

3.8	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 7, 2018)

3.9	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 28, 2019)

3.10	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc., dated April 14, 2021 (incorporated by reference to Exhibit 3.17 to the Quarterly Report on Form 10-Q filed on May 10, 2021)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in inline XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSPIREMD, INC.

Date: May 9, 2022	By:	/s/ Marvin Slosman
	Name:	Marvin Slosman,
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2022	By:	/s/ Craig Shore
	Name:	Craig Shore
	Title:	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

