Form 10-Q
period 2022-09-30
InspireMD, Inc.
filed 2022-11-07
CIK 1433607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

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

The number of shares of the registrant’s common stock, $0.0001 par value, outstanding as of November 4, 2022: 8,335,606

2

Item 1. Financial Statements

INSPIREMD, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE QUARTER ENDED SEPTEMBER 30, 2022

INSPIREMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in thousands)

	September 30,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,934	$12,004
Short-term bank deposits	17,111	22,036
Accounts receivable:
Trade, net	1,166	1,224
Other	207	165
Prepaid expenses	860	522
Inventory	1,414	1,143
TOTAL CURRENT ASSETS	24,692	37,094

NON-CURRENT ASSETS:
Property, plant and equipment, net	876	632
Operating lease right of use assets	1,635	1,081
Fund in respect of employee rights upon retirement	858	905
TOTAL NON-CURRENT ASSETS	3,369	2,618
TOTAL ASSETS	28,061	$39,712

INSPIREMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in thousands other than share and per share data)

	September 30,	December 31,
	2022	2021
LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	404	893
Other	3,557	3,454
TOTAL CURRENT LIABILITIES	3,961	4,347

LONG-TERM LIABILITIES-
Operating lease liabilities	1,261	781
Liability for employees’ rights upon retirement	969	1,052
		-
TOTAL LONG-TERM LIABILITIES	2,230	1,833

COMMITMENTS AND CONTINGENT LIABILITIES
TOTAL LIABILITIES	6,191	6,180

EQUITY:

Common stock, par value $0.0001 per share; 150,000,000 shares authorized at September 30, 2022 and December 31, 2021; 8,335,606 and 8,296,256 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1	1
Preferred C shares, par value $0.0001 per share;
1,172,000 shares authorized at September 30, 2022 and December 31, 2021; 1,718 shares issued and outstanding at September 30, 2022 and December 31, 2021	*	*
Additional paid-in capital	218,609	216,625
Accumulated deficit	(196,740)	(183,094)
Total equity	21,870	33,532
Total liabilities and equity	$28,061	$39,712

*	Represents an amount less than $1 thousand

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

REVENUES	$1,431	$1,071	$4,145	$3,115
COST OF REVENUES	1,065	979	3,226	2,655
GROSS PROFIT	366	92	919	460
OPERATING EXPENSES:
Research and development	2,061	1,495	5,797	3,624
Selling and marketing	845	802	2,577	2,146
General and administrative	2,070	1,826	6,322	5,475
Total operating expenses	4,976	4,123	14,696	11,245
LOSS FROM OPERATIONS	(4,610)	(4,031)	(13,777)	(10,785)
FINANCIAL INCOME (EXPENSES), net:	81	(40)	131	(36)
LOSS BEFORE TAX EXPENSES	$(4,529)	$(4,071)	$(13,646)	$(10,821)
NET LOSS	$(4,529)	$(4,071)	$(13,646)	$(10,821)
NET LOSS PER SHARE - basic and diluted	$(0.58)	$(0.53)	$(1.75)	$(1.50)
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING NET LOSS PER SHARE - basic and diluted	7,838,506	7,739,463	7,816,974	7,194,379

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(U.S. dollars in thousands, except share data)

	Common stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Additional paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity

BALANCE AT January 1, 2021	3,284,322	*	17,303	*	2,343	*	$180,339	$(168,176)	$12,163
Net loss								(10,821)	(10,821)
Issuance of common stock, including at the market offering net of $2,024 issuance costs	3,133,775	1	-	-	-	-	25,241	-	25,242
Exercise of Warrants F	1,093,536	*	-	-	-	-	8,120	-	8,120
Exercise of Warrants G	131,876	*	-	-	-	-	1,349	-	1,349
Conversion of Series B Convertible Preferred Stock to common stock	207,528	*	(17,303)	*	-	-	*	-	*
Conversion of Series C Convertible Preferred Stock to common stock	831	*	-	-	(625)	*	*	-	*
Share-based compensation related to restricted stock, restricted stock units and stock options award, net of forfeitures of 19,036 shares	3,166	*	-	-	-	-	1,010	-	1,010
Round up of shares due to reverse stock split effectuated on April 26, 2021	45,277	*	-	-	-	-	-	-	*
BALANCE AT September 30, 2021	7,900,311	1	-	*	1,718	*	$216,059	$(178,997)	$37,063

*	Represents an amount less than $1 thousand

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(U.S. dollars in thousands, except share data)

	Common stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Additional paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity

BALANCE AT July 1, 2021	7,914,339	1	-	-	1,718	*	$215,755	$(174,926)	$40,830
Net loss								(4,071)	(4,071)
Share-based compensation related to restricted stock, restricted stock units and stock options award, net of forfeitures of 13,077 shares	(11,917)	*	-	-	-	-	304	-	304
Round up of shares due to reverse stock split effectuated on April 26, 2021	(2,111)	*	-	-	-	-	-	-	*
BALANCE AT September 30, 2021	7,900,311	1	-	-	1,718	*	$216,059	$(178,997)	$37,063

*	Represents an amount less than $1 thousand

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(U.S. dollars in thousands, except share data)

	Common stock		Series C Convertible Preferred Stock		Additional paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	capital	deficit	equity

BALANCE AT January 1, 2022	8,296,256	1	1,718	*	216,625	(183,094)	33,532
Net loss						(13,646)	(13,646)
Share-based compensation related to restricted stock, restricted stock units and stock options award, net of forfeitures of 6,144 shares	39,350				1,984		1,984
BALANCE AT September 30, 2022	8,335,606	1	1,718	*	218,609	(196,740)	21,870

*	Represents an amount less than $1 thousand

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(U.S. dollars in thousands, except share data)

	Common stock		Series C Convertible Preferred Stock		Additional paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	capital	deficit	equity

BALANCE AT July 1, 2022	8,323,200	1	1,718	*	217,952	(192,211)	25,742
Net loss						(4,529)	(4,529)
Share-based compensation related to restricted stock, restricted stock units and stock options award, net of forfeitures of 1,581 shares	12,406				657		657
BALANCE AT September 30, 2022	8,335,606	1	1,718	*	218,609	(196,740)	21,870

*	Represents an amount less than $1 thousand

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. dollars in thousands)

	Nine months ended September 30
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,646)	$(10,821)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	134	121
Loss from sale of property, plant and equipment	-	1
Loss on amounts funded in respect of employee rights upon retirement	114	-
Change in liability for employees’ rights upon retirement	(83)	82
Other financial expense	138	13
Change in operating right of use asset and operating leasing liability	(78)	(58)
Share-based compensation expenses	1,984	1,010
Increase in interest receivable on short term deposits	(75)	(12)
Changes in operating asset and liability items:
Increase in prepaid expenses	(198)	(439)
Decrease (increase) in trade receivables	58	(495)
Decrease (increase) in other receivables	(42)	5
Decrease (increase) in inventory	(271)	280
Increase (decrease) in trade payables	(489)	320
Increase (decrease) in other payables	107	(316)
Net cash used in operating activities	(12,347)	(10,309)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(378)	(237)
Proceeds from withdrawal of (invest in) short-term deposits	5,000	(24,000)
Amounts funded in respect of employee rights upon retirement	(67)	(61)
Net cash provided by (used in) investing activities	4,555	(24,298)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance costs of At The Market offering	(140)	-
Proceeds from issuance of shares and warrants and exercise of Pre-Funded Warrants and unit purchase option, net of $2,024 issuance costs	-	35,034
Net cash provided by (used in) financing activities	(140)	35,034
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(138)	(13)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,070)	414
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	12,004	12,645
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$3,934	$13,059
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of right-of-use assets by means of lease liabilities	835	91

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

The Company’s MGuard™ Prime™ embolic protection system (“MGuard Prime EPS”) was marketed for use in patients with acute coronary syndromes, notably acute myocardial infarction (heart attack) and saphenous vein graft coronary interventions, or bypass surgery. MGuard Prime EPS combines MicroNet with a bare-metal cobalt-chromium based stent. MGuard Prime EPS received CE mark approval in the European Union in October 2010 for improving luminal diameter and providing embolic protection. Over the past years, there has been a shift in industry preferences away from bare-metal stents, such as MGuard Prime EPS in ST-Elevation Myocardial Infarction (“STEMI”) patients. As a result of declining sales of the MGuard Prime EPS, which the Company believes is largely driven by the predominant industry preferences favoring drug-eluting, or drug-coated, stents, during the second quarter of 2022, the Company ceased sales of the Company’s MGuard Prime EPS following a phase out period.

The Company markets its products through distributors in international markets, mainly in Europe.

b.	Liquidity

The Company has an accumulated deficit as of September 30, 2022, as well as a history of net losses and negative operating cash flows in recent years. The Company expects to continue incurring losses and negative cash flows from operations until its product, CGuard™ EPS, reach commercial profitability. As a result of these expected losses and negative cash flows from operations, along with the Company’s current cash position, the Company has sufficient resources to fund operations until the end of September 2023 . Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. These financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. See also note 1b regarding the new European Medical Device Regulation.

Management’s plans include the continued commercialization of the Company’s product and raising capital through the sale of additional equity securities, debt or capital inflows from strategic partnerships. There are no assurances however, that the Company will be successful in obtaining the level of financing needed for its operations. If the Company is unsuccessful in commercializing its products and raising capital, it may need to reduce activities, curtail or cease operations.

c.

Failure to satisfy regulatory requirements of the new European Medical Device Regulation by November 12, 2022 could prevent the Company from marketing CGuard EPS in in countries requiring the CE Mark.

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

In the Company’s’ particular case, CGuard EPS can continue to be marketed under the MDD until November 12, 2022. Specifically, the EU MDR requires changes in the clinical evidence required for medical devices, post-market clinical follow-up evidence, annual reporting of safety information for Class III products, Unique Device Identification (“UDI”) for all products, submission of core data elements to a European UDI database prior to placement of a device on the market, and multiple other labeling changes. Currently the Company is under technical documentation review by the Notified Body auditor to meet the MDR requirements for recertification having completed the quality management system Notified Body audit in October 2021.

The Notified Body is currently experiencing chronic delays in processing MDR audits and reviews and the Company does not expect to satisfy MDR requirements by November 12, 2022. While the Company continues to seek to expedite the review process, if the CE mark lapses, the Company will not be able to promote and sell CGuard EPS into countries requiring the CE mark until the Company receives recertification. No assurance can be provided as to the length of time it will take to obtain recertification, If the Company is unable to promote and sell CGuard EPS into countries requiring the CE mark for a prolonged period, this is expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

d.	COVID-19 Pandemic

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

e.	Risks Related to the Geopolitical and Military Tensions Between Russia and Ukraine in Europe

In February 2022, Russia launched a military invasion into Ukraine. The Company derived approximately 10.5% of total sales in Russia, Ukraine and Belarus in 2021 while during the nine and three months ended September 30, 2022 the Company’s sales to Russia, Ukraine and Belarus were 12.1% and 22.2% respectively. The escalation of geopolitical instability in Russia and Ukraine as well as currency fluctuations in the Russian Ruble could negatively impact the Company’s operations, sales, and future growth prospects in that region.

As a result of the crisis in Ukraine, the United States and the EU have implemented sanctions against certain Russian individuals and entities and have made it more difficult for us to collect on outstanding accounts receivable from customers in this region. The Company’s global operations expose us to risks that could adversely affect the Company’s business, financial condition, results of operations, cash flows or the market price of the Company’s securities, including the potential for increased tensions between the United States and Russia resulting from the current situation involving Russia and Ukraine, tariffs, economic sanctions and import-export restrictions imposed by either nation, and retaliatory actions by the other nation, as well as the potential negative impact on the Company’s business and sales in Russia, Ukraine and Belarus. Current geopolitical instability in Russia and Ukraine and related sanctions by the U.S. government against certain companies and individuals may hinder the Company’s ability to conduct business with potential or existing customers and vendors in these countries.

The U.S. government has imposed sanctions through several executive orders restricting U.S. companies from conducting business with specified Russian and Ukrainian individuals and companies. While the Company believes that the executive orders currently do not preclude the Company from conducting business with the Company’s current customers or vendors in Russia, Ukraine and Belarus, the sanctions imposed by the U.S. government may be expanded in the future to restrict the Company from engaging with them. If the Company is unable to conduct business with new or existing customers or vendors or pursue business opportunities in Russia, Ukraine or Belarus, the Company’s business, including revenue, profitability and cash flows, and operations could be adversely affected. The Company cannot provide assurance that current sanctions or potential future changes in sanctions will not have a material impact on the Company’s operations in Russia, Ukraine and Belarus or on the Company’s financial results.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements for the year ended December 31, 2021. In the opinion of the Company, all adjustments considered necessary for a fair statement of the results of the interim periods reported herein have been included (consisting only of normal recurring adjustments). These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021, as found in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 7, 2022. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of results that could be expected for the entire fiscal year.

NOTE 3 - EQUITY:

a.	As of September 30, 2022, there were 1,718 shares of Series C Preferred Stock outstanding, convertible into an aggregate of 2,280 shares of the Company’s common stock.

As of September 30, 2022, the Company has outstanding warrants to purchase an aggregate of 1,793,815 shares of common stock as follows:

	Number of underlying Common stock	Exercise price
Series E Warrants	198,159		$27.000
Series F Warrants	433,878		$7.425
Series G Warrants	1,092,344		$10.230
Underwriter Warrants	18,277		$7.425
Other warrants	51,157		225 and above
Total Warrants	1,793,815	$

As of September 30, 2022, the Company had 155,000,000 authorized shares of capital stock, par value $0.0001 per share, of which 150,000,000 are shares of common stock and 5,000,000 are shares of “blank check” preferred stock.

b. During the nine months ended September 30, 2022, the Company granted to employees and consultants’ options to purchase a total of 154,508 shares of the Company’s common stock. The options have an exercise price ranging from $2.61 - $2.97 per share, which was the fair market value of the Company’s common stock on the date of the grant. 98,838   options are subject to a three-year vesting period, with one-third of such awards vesting each year and 55,670 options with performance conditions, mainly related to clinical activities.

In calculating the fair value of the above options, the Company used the following assumptions: dividend yield of 0% and expected term of 5.125-6.5 years; expected volatility ranging from 127.43%-130.93%; and risk-free interest rate ranging from 1.79%-2.88%.

The fair value of the above options, using the Black-Scholes option-pricing model, was approximately $360,356.

c. During the nine months ended September 30, 2022, the Company granted 13,987 restricted shares of the Company’s common stock to employees. The shares are subject to a three-year vesting period, with one-third of such awards vesting each year.

The fair value of the above restricted shares was approximately $25,736.

NOTE 4 – RELATED PARTIES TRANSACTIONS

During the nine and three months ended September 30, 2022, a consulting Company whose founder and CEO is a member of the Company’s board of directors, provided certain marketing services in the amount of $9,276 and $500, respectively.

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

The total number of shares of common stock related to outstanding options, warrants, unvested restricted stock, unvested restricted stock units and Series C Preferred Stock excluded from the calculations of diluted loss per share were 2,932,284 for the nine and three month periods ended September 30, 2022.

The total number of shares of common stock related to outstanding options, warrants, restricted stock, restricted stock units and Series C Preferred Stock excluded from the calculations of diluted loss per share were 2,163,741 for the nine and three month periods ended September 30, 2021.

NOTE 6 – LEASE AGREEMENTS

1)	The Company’s Israeli subsidiary has a lease agreement for a facility in Israel, which expires on December 31, 2022 with an option to extend the agreement for two additional years until December 31, 2024 under the terms stipulated in the agreement., On May 25, 2022 the Company amended the agreement mentioned above and extended it until December 31, 2026 as well as leasing of additional space in the facility, the additional space amendment was taken in consideration when calculating the operating lease right of use assets and liabilities.

2)	Operating lease cost for the nine and three-month periods ended September 30, 2022 were $331,000 and $113,000 respectively.

Supplemental information related to leases are as follows:

	September 30	December 31
	2022	2021
	($ in thousands)	($ in thousands)
Operating lease right-of-use assets	1,635	1,081
Current operating lease liabilities	(416)	(420)
Non-current operating lease liabilities	(1,261)	(781)

Other information:

Operating cash flows from operating leases (cash paid in thousands)	(328)	(437)
Weighted Average Remaining Lease Term	4.25	3
Weighted Average Discount Rate	8.69%	8.38%

Maturities of lease liabilities are as follows:

Amount
($ in thousands)
2022	107
2023	429
2024	469
2025	469
2026	509
Total lease payments	1,983
Less imputed interest	(307)
Total
2022	1,677

NOTE 7 – FINANCIAL INSTRUMENTS:

a.	Fair value of financial instruments

The carrying amounts of financial instruments included in working capital approximate their fair value either because these amounts are presented at fair value or due to the relatively short-term maturities of such instruments.

b.	As of September 30, 2022, and December 31, 2021, allowance for doubtful accounts was $0.

NOTE 8 – INVENTORY:

	September 30,	December 31,
	2022	2021
	($ in thousands)
Finished goods	$217	$92
Work in process	347	436
Raw materials and supplies	850	615
	$1,414	$1,143

NOTE 9 - ACCOUNTS PAYABLE AND ACCRUALS - OTHER:

	September 30,	December 31,
	2022	2021
	($ in thousands)
Employees and employee institutions	1,394	1,510
Accrued vacation and recreation pay	227	233
Accrued expenses	1,425	1,136
Current Operating lease liabilities	416	420
Other	95	155
	$3,557	$3,454

NOTE 10 - DISAGGREGATED REVENUE AND ENTITY WIDE DISCLOSURES:

Revenues are attributed to geographic areas based on the location of the customers. The following is a summary of revenues:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	($ in thousands)

Italy	$240	$219	$713	$678
Germany	191	213	866	690
Poland	74	125	217	318
Russia	250	118	381	261
Other	676	396	1,968	1,168
	$1,431	$1,071	$4,145	$3,115

By product:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	($ in thousands)

CGuard	$1,431	$1,031	$4,097	$3,018
MGuard	-	40	48	97
	$1,431	$1,071	$4,145	$3,115

By principal customers:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Customer A	13%	19%	21%	21%
Customer B	17%	11%	9%	8%
Customer C	9%	12%	9%	13%
Customer D	5%	12%	5%	10%

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

Our CGuard™ carotid embolic prevention system (“CGuard EPS”) combines MicroNet and a self-expandable nitinol stent in a single device for use in carotid artery applications. Our CGuard EPS received CE mark approval in the European Union in March 2013 and was fully launched in Europe in September 2015. Subsequently, we launched CGuard EPS in Russia and certain countries in Latin America and Asia, including India. In September 2020, we launched CGuard EPS in Brazil after receiving regulatory approval in July 2020 and on February 3, 2021, we executed a distribution agreement with Chinese partners for the purpose of expanding our presence in China. Currently, we are seeking strategic partners for a potential launch of CGuard EPS in Japan and other Asian countries. Our CE mark for CGuard EPS expires on November 12, 2022 and while we continue to seek to expedite the review process for recertification under the new European Medical Device Regulation, we do not expect to receive recertification by November 12, 2022 (see Part II – Item 1A. Risk Factors “Failure to satisfy regulatory requirements of the new European Medical Device Regulation by November 12, 2022 will prevent us from marketing CGuard EPS in countries requiring the CE mark).

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

In February 2022, Russia launched a military invasion into Ukraine. We derived approximately 10.5% of total sales in Russia, Ukraine and Belarus in 2021 while during the nine and three months ended September 30, 2022 our sales to Russia, Ukraine and Belarus were 12.1% and 22.2% respectively. The escalation of geopolitical instability in Russia and Ukraine as well as currency fluctuations in the Russian Ruble could negatively impact our operations, sales, and future growth prospects in that region. As a result of the crisis in Ukraine both the United States and the EU have implemented sanctions against certain Russian individuals and entities and have made it more difficult for us to collect on outstanding accounts receivable from customers in this region. Our global operations expose us to risks that could adversely affect our business, financial condition, results of operations, cash flows or the market price of our securities, including the potential for increased tensions between the United States and Russia resulting from the current situation involving Russia and Ukraine, tariffs, economic sanctions and import-export restrictions imposed by either nation, and retaliatory actions by the other nation, as well as the potential negative impact on our business and sales in Russia, Ukraine and Belarus. Current geopolitical instability in Russia and Ukraine and related sanctions by the U.S. government against certain companies and individuals may hinder our ability to conduct business with potential or existing customers and vendors in these countries. The U.S. government has imposed sanctions through several executive orders restricting U.S. companies from conducting business with specified Russian and Ukrainian individuals and companies. While we believe that the executive orders currently do not preclude us from conducting business with our current customers or vendors in Russia, Ukraine and Belarus, the sanctions imposed by the U.S. government may be expanded in the future to restrict us from engaging with them. If we are unable to conduct business with new or existing customers or vendors or pursue business opportunities in Russia, Ukraine or Belarus, our business, including revenue, profitability and cash flows, and operations could be adversely affected. We cannot provide assurance that current sanctions or potential future changes in sanctions will not have a material impact on our operations in Russia, Ukraine and Belarus or on our financial results.

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

Results of Operations

Three months ended September 30, 2022, compared to the three months ended September 30, 2021

Revenues. For the three months ended September 30, 2022, revenue increased by $360,000, or 33.6%, to $1,431,000, from $1,071,000 during the three months ended September 30, 2021. This increase was predominantly driven by a 38.8% increase in sales of CGuard EPS from $1,031,000 during the three months ended September 30, 2021, to $1,431,000 during the three months ended September 30, 2022. This sales increase was due to growth in existing markets and sales in the United States related to stents used in our C-Guardians FDA study as enrollment accelerated.

With respect to geographical regions, the increase in revenue was primarily attributable to a $270,000 increase in Europe, a $79,000 increase in Latin America, and a $4,000 decrease in other geographies. This growth was mainly due to growth in existing markets. In addition, there was a $14,000 increase in revenue from North America due to sales in the United States related to stents used in our C-Guardians FDA study.

Our CE mark for CGuard EPS expires on November 12, 2022 and while we continue to seek to expedite the review process for recertification under the new European Medical Device Regulation, we do not expect to receive recertification by November 12, 2022. If our CE mark lapses, then we will not be able to promote and sell CGuard EPS into countries requiring the CE mark. If the duration of the lapsed CE mark continues for a prolonged period, then we expect our revenues to decrease significantly until such time that we obtain recertification.

Gross Profit. For the three months ended September 30, 2022, gross profit (revenue less cost of revenues) increased by $274,000, or 297.8%, to $366,000, from $92,000 during the three months ended September 30, 2021. This increase in gross profit resulted from a $95,000 increase in revenues (as mentioned above), less the associated related material and labor costs, a decrease in write-offs of $64,000, due to components supply issues in 2021, a $64,000 decrease in new employee training costs, and a decrease of $51,000 in miscellaneous expenses during the three months ended September 30, 2021. Gross margin (gross profits as a percentage of revenue) increased to 25.6% during the three months ended September 30, 2022 from 8.6% during the three months ended September 30, 2021, driven by the factors mentioned above.

Research and Development Expenses. For the three months ended September 30, 2022, research and development expenses increased by $566,000, or 37.9%, to $2,061,000, from $1,495,000 during the three months ended September 30, 2021. This increase resulted primarily from an increase of $455,000 in expenses related to the acceleration of enrollment in the C-Guardians FDA study as the number of patients enrolling increased, an increase in share-based compensation-related expenses to employees and consultants of $78,000 and an increase of $33,000 in miscellaneous expenses.

Selling and Marketing Expenses. For the three months ended September 30, 2022, selling and marketing expenses increased by $43,000, or 5.4%, to $845,000, from $802,000 during the three months ended September 30, 2021. This increase resulted primarily from an increase in share-based compensation expenses of $61,000 due to the expense recognition of grants made during the fourth quarter of 2021 offset, in part, by a decrease of $18,000 in miscellaneous expenses

General and Administrative Expenses. For the three months ended September 30, 2022, general and administrative expenses increased by $244,000, or 13.4%, to $2,070,000, from $1,826,000 during the three months ended September 30, 2021. This increase resulted primarily from an increase in share-based compensation-related expenses of $211,000, mainly due to the expense recognition of grants made during the fourth quarter of 2021 and an increase of $33,000 in miscellaneous expenses.

Financial Income (Expenses). For the three months ended September 30, 2022, financial income increased by $121,000, to $81,000 of financial income, from $40,000 of financial expenses during the three months ended September 30, 2021. The increase in financial income primarily resulted from a $67,000 increase in interest income from short-term bank deposits and an increase of $52,000 in financial income related to changes in exchange rates.

Tax Expenses. For the three months ended September 30, 2022, there was no change in our tax expenses as compared to the three months ended September 30, 2021.

Net Loss. Our net loss increased by $458,000, or 11.3%, to $4,529,000, for the three months ended September 30, 2022, from $4,071,000 during the three months ended September 30, 2021. The increase in net loss resulted primarily from an increase of $853,000 in operating expenses partially offset by an increase of $274,000 in gross profit and an increase of $121,000 in financial income.

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

Revenues. For the nine months ended September 30, 2022, revenue increased by $1,030,000, or 33.1%, to $4,145,000, from $3,115,000 during the nine months ended September 30, 2021. This increase was predominantly driven by a 35.7% increase in sales of CGuard EPS from $3,018,000 during the nine months ended September 30, 2021, to $4,097,000 during the nine months ended September 30, 2021. This sales increase was mainly due to growth in existing and new markets and sales in the United States related to stents used in our C-Guardians FDA study as enrollment accelerated.

With respect to geographical regions, the increase in revenue was primarily attributable to a $559,000 increase in Europe, a $224,000 increase in Latin America, a $84,000 increase in Asia and a $29,000 increase in other geographies. This growth was mainly due to growth in existing and new markets. In addition, there was a $133,000 increase in revenue from North America due to sales in the United States related to stents used in our C-Guardians FDA study which occurred in the nine months ended September 30, 2022, but not in the corresponding period in 2021.

Our CE mark for CGuard EPS expires on November 12, 2022 and while we continue to seek to expedite the review process for recertification under the new European Medical Device Regulation, we do not expect to receive recertification by November 12, 2022. If our CE mark lapses, then we will not be able to promote and sell CGuard EPS into countries requiring the CE mark. If the duration of the lapsed CE mark continues for a prolonged period, then we expect our revenues to decrease significantly until such time that we obtain recertification.

Gross Profit. For the nine months ended September 30, 2022, gross profit (revenue less cost of revenues) increased by 99.8%, or $459,000, to $919,000, compared to a $460,000 for the same period in 2021. This increase in gross profit resulted from a $318,000 increase in revenues (as mentioned above) less the associated related material and labor costs and a decrease of $141,000 in miscellaneous expenses. Gross margin (gross profits as a percentage of revenue) increased to 22.2% during the nine months ended September 30, 2022 from 14.8% during the nine months ended September 30, 2021, driven by the reasons mentioned above.

Research and Development Expenses. For the nine months ended September 30, 2022, research and development expenses increased by 60.0%, or $2,173,000, to $5,797,000, from $3,624,000 during the nine months ended September 30, 2021. This increase resulted primarily from an increase of $2,102,000 in expenses related to the enrollment inthe C-Guardians FDA study which commenced in the second half of 2021 and an increase of $71,000 in miscellaneous expenses.

Selling and Marketing Expenses. For the nine months ended September 30, 2022, selling and marketing expenses increased by 20.1%, or $431,000, to $2,577,000, from $2,146,000 during the nine months ended September 30, 2021. This increase resulted primarily from an increase in tradeshows and travel expenses of $210,000 in light of resumed marketing activities following the lifting of restrictions related to COVID-19, an increase in share-based compensation expenses of $175,000 due to the expense recognition of grants made during the fourth quarter of 2021 and an increase in salary expenses of $59,000.

General and Administrative Expenses. For the nine months ended September 30, 2022, general and administrative expenses increased by 15.5%, or $847,000, to $6,322,000, from $5,475,000 during the nine months ended September 30, 2021. This increase resulted primarily from an increase in share-based compensation-related expenses of $575,000, mainly due to the expense recognition of grants made during the fourth quarter of 2021, an increase in patent related expenses of $148,000, an increase in travel expenses of $116,000 in light of resumed activities following governments lifting restrictions related to COVID-19, an increase in directors’ and officers’ liability insurance expenses of $107,000, due to increased premiums caused by recent trends in the overall insurance industry and an increase of $98,000 in miscellaneous expenses offset, in part, by a decrease in shareholder related expenses of $197,000 mainly due to a special shareholders meeting (which occurred in 2021, but not in 2022) and also due to higher costs of our annual stockholder meeting in 2021 compared to our annual stockholder meeting in 2022.

Financial Income. For the nine months ended September 30, 2022, financial income increased by $167,000, to $131,000 of financial income, from $36,000 of financial expense during the nine months ended September 30, 2021. The increase in financial income primarily resulted from a $141,000 increase in interest income from short-term bank deposits and an increase of $33,000 in financial income related to changes in exchange rates.

Tax Expenses. For the nine months ended September 30, 2022, there was no material change in our tax expenses as compared to the nine months ended September 30, 2021.

Net Loss. Our net loss increased by $2,825,000, or 26.1%, to $13,646,000, for the nine months ended September 30, 2022, from $10,821,000 during the nine months ended September 30, 2021. The increase in net loss resulted primarily from an increase of $3,451,000 in operating expenses, offset by an increase of $459,000 in gross profit.

Liquidity and Capital Resources

We had an accumulated deficit as of September 30, 2022, of $197 million, as well as a net loss of $13,646,000 and negative operating cash flows for the nine months ended September 30, 2022. We expect to continue incurring losses and negative cash flows from operations until our product, CGuard EPS, reach commercial profitability. As a result of these expected losses and negative cash flows from operations, along with our current cash position, we believe we only have sufficient resources to fund operations through the end of September 2023. Therefore, there is substantial doubt about our ability to continue as a going concern.

Our plans include continued commercialization of our products and raising capital through sale of additional equity securities, debt or capital inflows from strategic partnerships. There are no assurances, however, that we will be successful in obtaining the level of financing needed for our operations. If we are unsuccessful in commercializing our products or raising capital, we may need to reduce activities, curtail or cease operations

On June 3, 2022, we entered into a Sales Agreement with A.G.P./Alliance Global Partners, as sales agent (“A.G.P.”), pursuant to which we may offer and sell from time to time, at our option, through or to A.G.P., up to an aggregate of approximately $8,313,000 of shares of our common stock. The issuance and sale of shares by us under the program will be made pursuant to our effective “shelf” registration statement on Form S-3 (Registration Statement No. File No. 333-265409) filed with the SEC on June 3, 2022, and declared effective on June 14, 2022. No shares have been sold under the program.

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

General. At September 30, 2022, we had cash and cash equivalents of $3,934,000 as compared to $12,004,000 as of December 31, 2021. We have historically met our cash needs through a combination of issuing new shares, borrowing activities and product sales. Our cash requirements are generally for research and development, marketing and sales activities, finance and administrative costs, capital expenditures and general working capital.

For the nine months ended September 30, 2022, net cash used in our operating activities increased by $2,038,000, or 19.8%, to $12,347,000, from $10,309,000 during the same period in 2021. The primary reason for the increase in cash used in our operating activities was an increase of $2,785,000 in payments for third party related expenses and for professional services and an increase of $827,000 in compensation costs paid during the three months ended September 30, 2022 from $5,868,000 in the three months ended September 30, 2021 to $6,695,000 during the same period in 2022, offset by an increase of $1,574,000 in payments received from customers, to $4,135,000 during the three months ended September 30, 2022 from $2,561,000 during the same period in 2021.

Cash provided by our investing activities increased by $28,853,000 or 118.75%, to $4,555,000 during the nine months ended September 30, 2022, compared to cash used of $24,298,000 during the nine months ended September 30, 2021. The primary reasons for the increase in cash provided by our investing activities is a withdrawal of $5,000,000 of short-term deposits.

Cash used by financing activities for the nine months ended September 30, 2022 was $140,000, the cash used by financing activities during the nine months ended September 30, 2022 were due to issuance costs associated with a shelf registration statement on Form S-3 filed with the SEC on June 3, 2022. Cash provided by financing activities for the nine months ended September 30, 2021 was $35,034,000, the principal sources of which were our February 2021 public offering of common stock and warrants, exercise of Series F and Series G warrants, proceeds from an at-the-market offering as well as proceeds from the issuance of shares to Chinese distributor that resulted in approximately $35,034,000 of aggregate net proceeds.

As of September 30, 2022, our current assets exceeded our current liabilities by a multiple of 6.2, Current assets decreased by $12,402,000 during the period and current liabilities decreased by $386,000 during the period. As a result, our working capital decreased by $12,016,000 to $20,731,000 as of September 30, 2022.

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

Contractual Obligations and Commitments

Except as set forth below, during the three months ended September 30, 2022, there were no material changes to our contractual obligations and commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of September 30, 2022, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Failure to satisfy regulatory requirements of the new European Medical Device Regulation by November 12, 2022 will prevent us from marketing CGuard EPS in countries requiring the CE mark.

For the European Union nations, medical devices must obtain a CE mark before they may be placed on the market. In order to obtain and maintain the CE mark, we must comply with EU law on medical devices, which, until May 26, 2021 was governed by the Medical Device Directive 93/42/EEC (“MDD”), by presenting comprehensive technical files for our products demonstrating safety and efficacy of the product to be placed on the market and passing initial and annual quality management system audit as per ISO 13485 standard by a European Notified Body. We have obtained ISO 13485 quality system certification and CGuard EPS that we currently distribute into the European Union, displays the required CE mark. In order to maintain certification, we are required to pass an annual surveillance audit conducted by Notified Body auditors. The European Union replaced the MDD with the new European Medical Device Regulation, or MDR (MDR 2017/745). The MDR entered into force after a transitional period of three years and a one year extension of that transition period due to the COVID-19 pandemic on May 26, 2021 and which changes several aspects of the regulatory framework in the European Union. Manufacturers had the duration of the transition period to update their technical documentation and processes to meet the new requirements in order to obtain a CE Mark. After May 26, 2021, medical devices can generally still be placed on the market under the provision of the MDD until May 26, 2024; provided the CE Mark was issued prior to this date and the manufacturer continues to comply with this directive. By May 26, 2024, all medical devices entering the EU will need to have a CE Mark under the MDR, even if they have been on the market previously under the MDD. In our particular case, CGuard EPS can continue to be marketed under the MDD until November 12, 2022. Specifically, the EU MDR requires changes in the clinical evidence required for medical devices, post-market clinical follow-up evidence, annual reporting of safety information for Class III products, Unique Device Identification (“UDI”) for all products, submission of core data elements to a European UDI database prior to placement of a device on the market, and multiple other labeling changes. Currently we are under technical documentation review by the Notified Body auditor to meet the MDR requirements for recertification having completed the quality management system Notified Body audit in October 2021. The Notified Body is currently experiencing chronic delays in processing MDR audits and reviews and we do not expect to satisfy MDR requirements by November 12, 2022. While we continue to seek to expedite the review process, if our CE mark lapses, we will not be able to promote and sell CGuard EPS into countries requiring the CE mark until we receive recertification. No assurance can be provided as to the length of time it will take to obtain recertification, If we are unable to promote and sell CGuard EPS into countries requiring the CE mark for a prolonged period, this is expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, as amended through September 30, 2015 (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2015)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2021)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 25, 2016)

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 29, 2016)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 15, 2017)

3.6	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 29, 2017)

3.7	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 12, 2017)

3.8	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 7, 2018)

3.9	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 28, 2019)

3.10	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc., dated April 14, 2021 (incorporated by reference to Exhibit 3.17 to the Quarterly Report on Form 10-Q filed on May 10, 2021)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in inline XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSPIREMD, INC.

Date: November 7, 2022	By:	/s/ Marvin Slosman
	Name:	Marvin Slosman,
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2022	By:	/s/ Craig Shore
	Name:	Craig Shore
	Title:	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

