Form 10-K
period 2022-12-31
InspireMD, Inc.
filed 2023-03-30
CIK 1433607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2022, based on the price at which the common equity was last sold on such date, was $15,650,407. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 28, 2023
Common Stock, $0.0001 par value	8,326,648

Documents incorporated by reference:

None

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation, including, revenue growth. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will probably not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	our history of recurring losses and negative cash flows from operating activities, significant future commitments and the uncertainty regarding the adequacy of our liquidity to pursue our complete business objectives, and substantial doubt regarding our ability to continue as a going concern;

●	our need to raise additional capital to meet our business requirements in the future and such capital raising may be costly or difficult to obtain and could dilute out stockholders’ ownership interests;

●	market acceptance of our products;

●	an inability to secure and maintain regulatory approvals for the sale of our products;

●	negative clinical trial results or lengthy product delays in key markets;

●	our ability to maintain compliance with the Nasdaq listing standards;

●	our ability to generate revenues from our products and obtain and maintain regulatory approvals for our products;

●	our ability to adequately protect our intellectual property;

●	our dependence on a single manufacturing facility and our ability to comply with stringent manufacturing quality standards and to increase production as necessary;

●	the risk that the data collected from our current and planned clinical trials may not be sufficient to demonstrate that our technology is an attractive alternative to other procedures and products;

●	intense competition in our industry, with competitors having substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution and personnel resources than we do;

●	entry of new competitors and products and potential technological obsolescence of our products;

●	inability to carry out research, development and commercialization plans;

●	loss of a key customer or supplier;

●	technical problems with our research and products and potential product liability claims;

●	product malfunctions;

●	price increases for supplies and components;

●	insufficient or inadequate reimbursement by governmental and other third-party payers for our products;

●	our efforts to successfully obtain and maintain intellectual property protection covering our products, which may not be successful;

●	adverse federal, state and local government regulation, in the United States, Europe or Israel and other foreign jurisdictions;

●	the fact that we conduct business in multiple foreign jurisdictions, exposing us to foreign currency exchange rate fluctuations, logistical and communications challenges, burdens and costs of compliance with foreign laws and political and economic instability in each jurisdiction;

●	the escalation of hostilities in Israel, which could impair our ability to manufacture our products; and
●	current or future unfavorable economic and market conditions and adverse developments with respect to financial institutions and associated liquidity risk

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

All information in this Annual Report on Form 10-K relating to shares or price per share reflects the 1-for-15 reverse stock split effected by us on April 26, 2021.

PART I

In this Annual Report on Form 10-K, unless the context requires otherwise, the terms “we,” “our,” “us,” or “the Company” refer to InspireMD, Inc., a Delaware corporation, and its subsidiaries, including InspireMD Ltd., taken as a whole.

Item 1. Business.

Overview

We are a medical device company focusing on the development and commercialization of our proprietary MicroNet™ stent platform for the treatment of carotid artery disease and other vascular disease. A stent is an expandable “scaffold-like” device, usually constructed of a metallic material, that is inserted into the lumen of the artery to create patency and revascularization of blood flow. MicroNet, a micron mesh sleeve, is attached over a stent to provide embolic protection both during and after stenting procedures.

Our CGuard™ carotid embolic prevention system (“CGuard EPS™”) combines MicroNet and a unique self-expandable nitinol stent in a single device for use in carotid artery revascularization. Our CGuard EPS originally received CE mark approval under Medical Device Directive 93/42/EEC (“MDD”) in the European Union (“EU”) in March 2013 and was fully launched in Europe in September 2015. Subsequently, we launched CGuard EPS in over 30 countries and on February 3, 2021, we executed a distribution agreement with Chinese partners for the purpose of expanding our presence in the Asian markets. Currently, we are seeking strategic partners for a potential launch of CGuard EPS in Japan and other Asian countries.

Our CE mark for CGuard EPS under the MDD expired on November 12, 2022 and we are in the final stages of technical documentation review by the Notified Body auditor to meet the Medical Device Regulation (“MDR”) (MDR 2017/745) requirements (which replaced the MDD) for recertification. In the meantime, on February 14, 2023, we received a derogation per Article 97 paragraph 1 of Regulation 2017/745 from the Agency for Medicines and Health Products (FAMHP) allowing us to continue marketing CGuard EPS in the EU until August 15, 2023 subject to certain procedural requirements. Subsequently, on March 20, 2023, Regulation (EU) 2023/607 was published allowing us to continue marketing CGuard EPS in EU countries under the MDD directive until December 31, 2027. As a result of the foregoing, we may market and sell CGuard EPS in the EU and certain other jurisdictions subject to certain procedural requirements while our MDR CE recertification is pending. We continue to expedite the review process for recertification under the MDR.

On September 8, 2020, we received approval from the U.S. Food and Drug Administration (“FDA”) of our Investigation Device Exemption (“IDE”), thereby allowing us to proceed with a pivotal study of our CGuard™ Carotid Stent System, C-Guardians, for prevention of stroke in patients in the United States. C-Guardians is a prospective, multicenter, single-arm, pivotal study to evaluate the safety and efficacy of the CGuard™ Carotid Sten System when used to treat symptomatic and asymptomatic carotid artery stenosis in patients undergoing carotid artery stenting. The trial was designed to enroll approximately 315 subjects in a maximum of 40 study sites located in the United States and Europe. Study sites in Europe may contribute a maximum of approximately 50% of the total enrollees. The primary endpoint of the study will be the composite of incidence of death (all-cause mortality), all stroke, and myocardial infarction (DSMI) through 30-days post-index procedure, based on the clinical events committee (CEC) adjudication and ipsilateral stroke from 31-365 day follow-up, based on Clinical Events Committee (CEC) adjudication. The composite index will be compared to a performance goal based on the observed rate of the two components of the primary endpoint from previous pivotal stent trials which are considered industry standard. The performance goal will be considered met if the upper bound of the two-sided 95% confidence interval calculated from the observed primary endpoint rate is < 11.6% and the p-value is less than 0.025.

On July 23, 2021, we announced the initiation of enrollment and successful completion of the first cases of our C-Guardian trial of CGuard EPS. These are 315 patients who are expected to be enrolled in the trial and receive CGuard EPS in the treatment of carotid artery stenosis in symptomatic and asymptomatic patients undergoing carotid artery stenting. We are currently continuing with the enrolment phase at approximately 20 trial sites and expect it to be completed approximately at the end of the second quarter of 2023.

Additionally, we intend to continue to invest in current and future potential new indications, products and manufacturing enhancements for CGuard EPS that are expected to reduce cost of goods and/or provide the best-in-class performing delivery systems, such as CGuard Prime™for transfemoral access. In furtherance of our strategy that focuses on establishing CGuard EPS as a viable alternative to vascular surgery, we are developing a new transcarotid artery revascularization (TCAR) delivery system, SwitchGuard™, for transcarotid access and neuro protection. In addition, we intend to explore new indications for CGuard EPS to leverage the advantages of stent design and mesh protection, well suited in labels such as acute stroke with tandem lesions.

We consider our current addressable market for our CGuard EPS to be individuals with diagnosed, symptomatic high-grade carotid artery stenosis (HGCS, ≥70% occlusion) for whom intervention is preferable to medical (drug) therapy. This group includes not only carotid artery stenting patients but also individuals undergoing carotid endarterectomy, as the two approaches compete for the same patient population. Assuming full penetration of the intervention caseload by CGuard EPS, we estimate that the addressable market for CGuard EPS will be approximately $1.3 billion in 2023 (source: Health Research International Personal Medical Systems, Inc. September 13, 2021 Results of Update Report on Global Carotid Stenting Procedures and Markets by Major Geography and Addressable Markets and internal estimates). According to this same report, and internal estimates, assuming full penetration of the caseload for all individuals diagnosed with high-grade carotid artery stenosis, we estimate that the total available market for CGuard EPS in 2022 will be approximately $9.3 billion. Our mission is to offer a comprehensive set of delivery solutions (TCAR and Transfemoral) in order to deliver best in class results through patient outcomes by way of stent performance with CGuard EPS.

We were organized in the State of Delaware on February 29, 2008.

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

In 2022, 3.0 million people between the age of 50 and 89 years old were estimated to be diagnosed with high grade carotid artery disease, of which, approximately 394,000 of those diagnosed required intervention for carotid artery disease (according to the Health Research International Personal Medical Systems, Inc. September 13, 2021 Results of Update Report on Global Carotid Stenting Procedures and Markets by Major Geography and Addressable Markets). There are three current intervention treatments used for carotid artery disease. The first is a carotid endarterectomy where a surgeon accesses the blocked carotid artery though an incision in the neck, and then surgically removes the plaque. The second is transcarotid artery revascularization where a surgeon accesses the blocked carotid artery though an incision in the neck, and then surgically removes the plaque while combining high-rate blood flow reversal to protect the brain. The third is carotid artery stenting, which is a minimally invasive endovascular treatment for carotid artery disease and an alternative to carotid endarterectomy. Endovascular techniques using stents and carotid embolic prevention system protect against plaque and debris traveling downstream, blocking off the vessel and disrupting blood flow. We believe that the use of a stent with an embolic protection system should increase the number of patients being treated since it would avoid the need for complex surgery.

Our Products and Product Candidates

MicroNet Mesh Platform Technology

MicroNet is our proprietary circular knitted mesh which wraps around a stent to protect patients from plaque debris flowing downstream upon deployment. MicroNet is made of a single fiber from a biocompatible polymer widely used in medical implantations. The size, or aperture, of the current MicroNet ‘pore’ is only 150-180 microns in order to maximize protection against the potentially dangerous plaque and thrombus. The MicroNet mesh is the core technology around which we have developed products for specific applications.

CGuard EPS – Carotid Artery Applications

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

Our CGuard EPS original received CE mark approval in the EU in March 2013 and was fully launched in Europe in September 2015. Subsequently, we launched CGuard EPS in 30 plus countries and on February 3, 2021, we executed a distribution agreement with Chinese partners for the purpose of expanding our presence in China. On October 13, 2021, we announced that our CGuard EPS stent system received a positive opinion regarding reimbursement in France. Currently, we are seeking strategic partners for a potential launch of CGuard EPS in Japan and other Asian countries.

Our CE mark for CGuard EPS under the MDD expired on November 12, 2022 and we are in the final stages of technical documentation review by the Notified Body auditor to meet the MDR requirements for recertification. In the meantime, on February 14, 2023, we received a derogation per Article 97 paragraph 1 of Regulation 2017/745 from the Agency for Medicines and Health Products (FAMHP) allowing us to continue marketing CGuard EPS in the EU until August 15, 2023, subject to certain procedural requirements. Subsequently, on March 20, 2023, Regulation (EU) 2023/607 was published allowing us to continue marketing CGuard EPS in EU countries under the MDD directive until December 31, 2027. As a result of the foregoing, we may market and sell CGuard EPS in the EU and certain other jurisdictions subject to certain procedural requirements while our MDR CE recertification is pending. We continue to expedite the review process for recertification under the MDR.

On September 8, 2020, we received approval from the FDA of our IDE, thereby allowing us to proceed with a pivotal study of our CGuard™ Carotid Stent System, C-Guardians, for prevention of stroke in patients in the United States. C-Guardians is a prospective, multicenter, single-arm, pivotal study to evaluate the safety and efficacy of the CGuard™ Carotid Stent System when used to treat symptomatic and asymptomatic carotid artery stenosis in patients undergoing carotid artery stenting. The trial was designed to enroll approximately 315 subjects in a maximum of 40 study sites located in the United States and Europe. Study sites in Europe may contribute a maximum of approximately 50% of the total enrollees. The primary endpoint of the study will be the composite of incidence of death (all-cause mortality), all stroke, and myocardial infarction (DSMI) through 30-days post-index procedure, based on the clinical events committee (CEC) adjudication and ipsilateral stroke from 31-365 day follow-up, based on Clinical Events Committee (CEC) adjudication. The composite index will be compared to a performance goal based on the observed rate of the two components of the primary endpoint from previous pivotal stent trials which are considered industry standard. The performance goal will be considered met if the upper bound of the two-sided 95% confidence interval calculated from the observed primary endpoint rate is < 11.6% and the p-value is less than 0.025.

On July 23, 2021, we announced the initiation of enrollment and successful completion of the first cases of our C-Guardian trial of CGuard EPS. Since then we have continue to enroll subjects in the trial at approximately 20 trial sites and expect to complete enrollment approximately at the end the second quarter of 2023.

CGuard Prime Delivery System

The CGuard Prime™ System is a mesh-covered self-expanding carotid stent that is loaded into a transfemoral rapid exchange (Rx) delivery system that we are developing and that is subject to regulatory approval.

The CGuard Prime Carotid Stent is a self-expanding nitinol stent covered with a MicroNet bio-stable sleeve woven from a single strand of 23 μm Polyethylene Terephthalate (PET). The MicroNet sleeve is designed to trap and seal thrombus and plaque against the vessel wall, providing continuous embolic prevention. The CGuard Prime Carotid Stent is available in diameters ranging from 6.0mm to 10mm and in lengths of 20, 30, 40 and 60mm. The CGuard Prime Delivery System is a rapid exchange (Rx), delivery system with a 6Fr profile that can accommodate all stent sizes from 6mm to 10mm. The CGuard Prime Rx Delivery Systems are available in two lengths: 80 cm and 135 cm.

CGuard Prime™ advances the first generation CGuard transfemoral delivery system with new handle design for deployment accuracy, new catheter design for more flexible navigation of tortuous anatomy especially in acute revascularize settings as well as two lengths, 135cm and 80cm for booth transfemoral and trans ,carotid access.

Switchguard

SwitchGuard is a Class IIa, non-invasive transcarotid artery revascularization (TCAR) device that we are developing and that is subject to regulatory approval that is composed of medical grade tubing with male Luer lock connectors at each end and an in-line 200-micron blood filter. The device is intended as an external arterial-venous (A-V) shunt, allowing arterial blood to flow into the venous system, while filtering particulate before returning blood to the patient on the venous side.

The SwitchGuard arterio-venous extension line with filter is intended for flow circuit and particle removal when connecting arterial and/or venous introducers during interventional procedures.

SwitchGuard is being developed to answer a need of flow reversal for cerebral protection in CAS since symptomatic distal embolization, caused by the release of material (thrombotic, necrotic, or atherosclerotic) from the site of the lesion during the intervention, is the most frequent and important complication of CAS. Reversing blood flow has been shown to reduce stroke risk during carotid artery procedures.

Physicians frequently use extension lines constructed from blood filter transfusion sets during interventional procedures for the purpose of A-V shunting.

NGuard EPS – Acute Stroke with Tandem Lesions

In approximately 20% of acute strokes, the carotid artery is included in the cerebral occlusion pathway. Currently there is no indicated use of CAS for these lesions during stroke treatment. We believe CGuard EPS is optimally suited for intervention in this acute setting by way for design (flexible / low metal structure) as well as MicroNet mesh offering embolic protection both during and post procedural implantation. Our goal is to develop CGuard EPS to mitigate strokes in this acute setting.

MGuard Prime

We historically developed and sold MGuard Prime embolic protection system (“MGuard Prime EPS”) which was marketed for use in patients with acute coronary syndromes, notably acute myocardial infarction (heart attack) and saphenous vein graft coronary interventions, or bypass surgery. Over the past years there has been a shift in industry preferences away from bare-metal stents, such as MGuard Prime and as a result of declining sales and practical market utilization of the MGuard Prime EPS, which we believe was largely driven by the predominant industry preferences favoring drug-eluting or drug-coated, stents, during the second quarter of 2022 we ceased sales of our MGuard Prime EPS following a phase out period.

Completed Clinical Trials for CGuard EPS

CARENET

The CARENET trial was the first multi-center study of CGuard EPS following the receipt of CE mark of this device in March 2013. The CARENET trial was designed to evaluate feasibility and safety of CGuard EPS in treatment of carotid lesions in consecutive patients suitable for coronary artery stenting (“CAS”) in a multi-operator, real-life setting. The acute, 30 day, magnetic resonance imaging (“MRI”), ultrasound and six month clinical event results were presented at the LINC conference in Leipzig, Germany in February, 2015. In the third quarter of 2015, the results of the CGuard CARENET trial were published in the Journal of the American College of Cardiology. In November 2015, positive twelve month follow-up data from the CGuard CARENET trial was presented at the 42nd Annual Symposium on Vascular and Endovascular Issues, documenting the benefits of the CGuard MicroNet technology as well as the patency benefits (maintaining the artery open) of the internal and external carotid arteries at twelve months. In September 2022, the results of the CGuard CARENET trial five year follow up were published in the Journal of the American College of Cardiology: Cardiovascular Interventions Vol. 15, No 18, 2022 September 26, 2022:1883-1891. There was no ipsilateral stroke or ipsilateral stroke-related death which occurred throughout the five years. In addition, no stent restenosis or external carotid artery occlusion occurred in CARENET by 5 years, indicating normal healing and uncompromised side-branch patency.

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

●

Five year data showed no ipsilateral stroke or ipsilateral stroke-related deaths, and no stent restenosis or external carotid artery occlusion occurred in CARENET by 5 years, indicating normal healing and uncompromised side-branch patency.

●	CGuard EPS offers enhanced benefits for patients undergoing CAS with unprecedented safety.

Physician-Sponsored Clinical Trials for CGuard—PARADIGM-101 and PARADIGM -500 Studies

PARADIGM-101 (Prospective evaluation of All-comer peRcutaneous cArotiD revascularization In symptomatic and increased-risk asymptomatic carotid artery stenosis, using CGuard™ Mesh-covered embolic prevention stent system-101) was an investigator-led, single center study with the objective of evaluating feasibility and outcome of routine use of CGuard EPS in 101 consecutive unselected all-comer patients referred for carotid revascularization, initiated in 2015. In May 2016, the 30-day results were presented at the EuroPCR 2016 Late-Breaking Clinical Trial Session in Paris, and in the Journal of EuroIntervention. In Dec 2020, the 12 month results were presented in the Official Journal of the EuroPCR and the European Association of Percutaneous Coronary Interventions, EuroIntervention 2020;16:e950-e952. DOI: 10.4244/EIJ-D-19-01014) Key findings from the PARADIGM-101 study and the follow-up data are as follows.

●	CGuard EPS delivery success was 99.1%. The clinical evaluation also found no device foreshortening or elongation;

●	Angiographic diameter stenosis or vessel narrowing was reduced from 83±9% to only 6.7±5% (p<0.001);

●	Periprocedural death/major stroke/ myocardial infarction (“MI”) rates were 0%;

●	Between 30 days and 12 months, there were no strokes or stroke-related deaths. There were four non -device related deaths (heart failure exacerbation, urosepsis, pulmonary embolism and microcellular pulmonary cancer).

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

PARADIGM-101 was subsequently increased to include 500 consecutive patients with symptomatic or increased stroke risk asymptomatic atherosclerotic carotid stenosis patients. The new study is known as PARADIGM -500. In June 2022, the 1 year results were presented at the EuroPCR in Leipzig, Germany.

Key findings from the PARADIGM-500 study are as follows.

●	30 Day Death/Stroke rate of 0.75%; 30 day death/stroke/myocardial infarction rate of 0.94%;

●	12 month freedom from ipsilateral stroke, in stent restenosis and target lesion revascularization rate of 99.6%.

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

Safety and Efficacy of the New Micromesh-Covered Stent CGuard in Patients Undergoing Cartoid Artery Stenting: Early Experience From a Single Center

“Safety and Efficacy of the New Micromesh-Covered Stent CGuard in Patients Undergoing Carotid Artery Stenting: Early Experience From a Single Center” was an investigator-led, single-center study which evaluated CGuard EPS in 82 consecutive patients. The aim of the study was to evaluate the safety (technical success) and efficacy (clinical success) of the CGuard stent system – a new nitinol stent covered by a closed-cell polyethylene and terephthalate mesh designed to prevent embolic events. In 2017, the 30-day positive results were published online-ahead-of-print in the European Journal of Vascular and Endovascular Surgery (2017), https://doi.org/10.1016/j.ejvs.2017.09.015.

Key findings from the study are as follows:

●	100% success in implanting CGuard EPS;

●	One case of acute stent thrombosis occurred within 4 hours of the procedure:

●	One minor stroke was recorded within the peri-operative period following the acute stent thrombosis, mentioned above;

●	No new adverse neurological events were recorded at the post-operative period.

●	DW-MRI was performed to assess the occurrence of new ischaemic brain lesions from the target vessel following placement of the CGuard stent peri- (48-72 hours) and post-operatively (30 days) in 21 and 11 patients, respectively. Five of 21 patients (23.8%) had new ischaemic brain lesions peri-operatively (48-72 hours) on the ipsilateral side, for a total number of 30 lesions, with an average lesion volume of 0.039 +/- 0.025 cm3. Four patients (19.1%) had new ischaemic brain lesions on the contralateral side, for a total number of nine lesions, with an average lesion volume of 0.019 +/- 0.011 cm3 (range 0.016-0.034 cm3). At the postoperative period, spontaneous resolution was noted in all the lesions recorded in the peri-operative period in the 11 patients participating. Only one symptomatic patient had two new ischaemic brain lesions (1 ipsilateral and 1 contralateral).

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

Thirty-Day Results of the Novel CGuard-Covered Stent in Patients Undergoing Carotid Artery Stenting

“Thirty-Day Results of the Novel CGuard-Covered Stent in Patients Undergoing Carotid Artery Stenting” was an investigator-led, prospective single-center study which evaluated CGuard EPS in 103 patients that underwent carotid artery stenting procedures. The aim of the study was to provide early-term evaluation, safety, and efficacy of the novel CGuard micromesh self-expanding stent with embolic protection system (EPS). In April 2021, the 30-day positive results were published in the Journal of Endovascular Therapy, DOI: 10.1177/15266028211007466.

Key findings from the study are as follows:

●	100% technical success was achieved in all patients:

●	No major adverse events (death, stroke, or myocardial infarction) at 30 days.

The SIBERIA Trial for Carotid Artery Stenosis: A Randomized Controlled Trial of Conventional Versus Micronet™-Covered Stent Use in Percutaneous Neuroprotected Carotid Artery Revascularization: Peri-procedural and 30-day Diffusion-Weighted Magnetic Resonance Imaging and Clinical Outcomes (RCT trial)

“The SIBERIA Trial for Carotid Artery Stenosis: A Randomized Controlled Trial of Conventional Versus Micronet™-Covered Stent Use in Percutaneous Neuroprotected Carotid Artery Revascularization: Peri-procedural and 30-day Diffusion-Weighted Magnetic Resonance Imaging and Clinical Outcomes” was an investigator-initiated randomized clinical trial, single-center study, which evaluated one hundred patients who qualified for carotid revascularization with high risk for surgery and were randomized 1:1 to either CGuard EPS or AcculinkTM. The primary endpoints were incidence and volume of new cerebral embolic post-procedural lesions (24-48 hours) as determined by diffusion weighted magnetic resonance imaging (DW-MRI). The principal secondary endpoints included incidence of periprocedural or postprocedural stroke, myocardial infarction and death at 30 days. The 30 day results of the study were presented in a late-breaking session at the EuroPCR in June 2020 and published (Randomized Controlled Trial of Conventional Versus MicroNet-Covered Stent in Carotid Artery Revascularization, JACC Cardiovascular Interventions, Vol. 14, November 21, 2021). The conclusion of the study was that the CGuard™ Micronet™-covered stent use in consecutive unselected patients subjected to neuroprotected carotid artery stenting was associated with a greater than three-fold reduction in the procedure-generated mean cerebral lesion volume, and with zero post-procedural cerebral embolisms observed. The MicroNet covered stent significantly reduced periprocedural and abolished post procedural cerebral embolism in relation to a conventional carotid stent. This is consistent with the MicroNet covered stent’s sustained embolism prevention, translating into cerebral protection not only during but after carotid artery stenting. The incidence of restenosis and vessel occlusion according to the ICA (internal carotid artery) ultrasound and the incidence of strokes, myocardial infarctions or deaths between the study arms at 365 days were presented at the LINC conference in Leipzig, Germany in June , 2022. The 12 month outcomes demonstrated a significantly higher prevalence of the combined endpoint of death, stroke or myocardial infarctions and in-stent restenosis and vessel occlusion rate in the first generation (single layer) carotid stent, AcculinkTM, versus the MicroNet-Covered Stent, CGuard™.

Key findings from the study are as follows:

●	Peri Procedure, the CGuard™ arm was observed to have a 57% reduction in new cerebral lesion average volume per patient (171 mm3 vs. 73 mm3), a statistically significant improvement (p=0.017) and 222 mm3 vs. 84 mm3 (p=0.038);

●	Post Procedure (24-48 hours), the CGuard™ arm was observed to have a 78% reduction in the average volume of new cerebral lesions (157 mm3 vs. 700 mm3), a statistically significant improvement (p=0.007);

●	At 30 days, DW-MRI showed zero new cerebral lessons in the CGuard™ arm versus six in the Acculink™ arm (p=0.03);

●	At 30 days, there were zero strokes, myocardial infarctions or deaths in the CGuard arm and two events the Acculink™ arm (two strokes);

●	At 365 there were zero cases of restenosis and vessel occlusion in the CGuard™ arm versus 3 cases of restenosis and 1 case of vessel occlusion in the Acculink™ arm;

●	At 365 days, there were one event in the CGuard arm (one death) and five events the Acculink™ arm (two strokes, two deaths and one myocardial infarction).

Future Clinical Trials

Pre and post-marketing clinical trials (outside the United States) could be conducted to further evaluate the safety and efficacy of CGuard EPS in specific indications and new products, such as SwitchGuard. These trials would be designed to facilitate market acceptance and expand the use of the product.

Growth Strategy

Our primary business objective is to utilize our proprietary MicroNet technology and products to become the industry standard for treatment of stroke and complex vascular disease and to provide a superior solution to the common acute problems caused by current stenting procedures, such as restenosis, embolic showers and late thrombosis. We are pursuing the following business strategies to achieve this objective.

●	Widen the adoption of CGuard EPS. We are seeking to expand the population of CGuard EPS patients in those countries in which CGuard EPS is commercially available. In particular, our focus is on establishing CGuard EPS as a viable alternative (in appropriate cases) to conventional carotid stents and vascular surgery within the applicable medical communities. We intend to accomplish this goal by continuing to publish and present our clinical data, support investigator-initiated clinical registries and exploring addition of a procedural protection device to our portfolio incorporating the principal of reverse flow of the carotid artery as an adjunctive alternative to femoral access. We have partnered and will continue to seek out partnerships with organizations focused on the treatment of stroke. We will also continue to engage advisory boards and to develop a network of key opinion leaders to assist us in our efforts to widen the adoption of CGuard EPS. We aim to be the only company focusing on the broadest category of sub specialists treating Carotid Artery Disease, both surgeons and interventional sub specialists and the only company offering both a TCAR and TFEM delivery option.

●	Portfolio expansion and pipeline development We plan to continue to invest in advancing our portfolio with new delivery system alternatives to facilitate the use of CGuard by all physicians. We believe our delivery systems, if approved, will enable all endovascular access points including accessory devices for trans carotid artery revascularization.

●	Grow our presence in existing and new markets for CGuard EPS. We have launched CGuard EPS in most European and Latin American countries through a comprehensive distributor sales organizations network. We are continuing to focus on larger growing markets through this network by supporting our distributors with a comprehensive marketing and clinical education programs. In additional we have begun to sell direct to hospitals in certain markets and continue to evaluate the transition to a direct selling to hospitals model in certain currently served distributor markets, increasing our control on the market and gross profit margins. We are pursuing additional product registrations and distribution contracts with local distributors in other countries in Europe, Asia and Latin America. In February 2021, we executed a distribution agreement with Chinese partners for the purpose of expanding our presence in China. Currently, we are seeking strategic partners for a potential launch of CGuard EPS in Japan and other Asian countries. In addition, we are conducting a pivotal study of our CGuard™ Carotid Stent System, C-Guardians, for prevention of stroke in patients in the United States.

●	CMS approval of National Coverage Determination – During January 2023, CMS approved the first step of reimbursement of a national Coverage Decision for standard risk stent intervention of carotid disease. This decision has the potential to profoundly increase the available market to endovascular procedures as payment is pending for approval for a much boarder definition of surgical risk. Currently, only high-risk patients to surgery are paid through the CMS coverage, NCA - Percutaneous Transluminal Angioplasty (PTA) of the Carotid Artery Concurrent with Stenting (CAG-00085R8) - Tracking Sheet (cms.gov)

●	Continue to leverage our MicroNet technology to develop additional applications for interventional cardiologists and vascular surgeons. In addition to the applications described above, we believe that we will eventually be able to utilize our proprietary MicroNet technology to address imminent market needs for new product innovations to significantly improve patients’ care. We continue to broadly develop and protect intellectual property using our mesh technology. Examples of some areas include peripheral vascular disease and neurovascular disease.

●	Establish relationships with collaborative and development partners to fully develop and market our existing and future products. We are seeking strategic partners for collaborative research, development, marketing, distribution, or other agreements, which could assist with our development and commercialization efforts for CGuard EPS and other potential products that are based on our MicroNet technology.

Competition

The markets in which we compete are highly competitive, subject to change and impacted by new product introductions and other activities of industry participants.

Carotid

With respect to competition for our carotid embolic prevention system, CGuard EPS™, the manufacturers of products used in connection with CAS procedures in the United States, is comprised of a number of large companies, including Abbott Laboratories, Boston Scientific Corporation, Covidien Ltd. (currently part of Medtronic, Inc.) and Cordis Corporation. In Europe, in addition to the above mentioned manufacturers, Terumo Medical Corporation is also a market participant that has a share of the market for products used in connection with CAS procedures. As we develop and seek regulatory approval in the United States and Europe for our new TCAR delivery system, SwitchGuard™, and continue to seek greater market share for CGuard EPS™, we expect to compete with Silk Road Medical in the total carotid artery revascularization market that comprises both CAS and carotid endarterectomy (“CEA”).

Many of these companies are larger companies or divisions of publicly-traded companies that have certain competitive advantages, including greater capital resources, larger customer bases, broader product lines, larger sales forces, greater marketing and management resources, larger research and development staffs and larger facilities than ours and have established reputations, relationships with our target customers and worldwide distribution methods that are more effective than ours. However, while there are currently many market participants in the U.S. carotid stent market, we believe that the European market is somewhat more fragmented for CEA and CAS products, and, in our opinion, smaller competitors may be able to gain market share with greater flexibility and more efficiently than in the United States.

We believe the principal competitive factors in our market include the following:

●	Patient outcomes and adverse event rates;
●	Patient experience;
●	Acceptance by treating physicians and referral sources;
●	Physician learning curve;
●	Ease-of-use and reliability;
●	Patient recovery time and level of discomfort;
●	Economic benefits and cost savings;
●	Availability of reimbursement; and
●	Strength of clinical evidence.

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

Insurance Reimbursement

In most countries, a significant portion of a patient’s medical expenses is covered by third-party payors. Third-party payors can include both government-funded insurance programs and private insurance programs. While each payor develops and maintains its own coverage and reimbursement policies, payors, in many instances, have similarly established policies, and in the U.S., for example, coverage policies and reimbursement rates of private payors are often influenced by those established by the U.S. Department of Health and Human Services Centers for Medicare and Medicaid Services (CMS). The CGuard product sold to-date in applicable foreign countries have been designed and labeled to facilitate the utilization of existing reimbursement codes for such countries, and we intend to continue to design and label our present and future products in a manner consistent with this goal.

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

Intellectual Property

Patents

We have 58 issued patents, including 16 patents issued in the U.S., and 17 pending patent applications, 6 of which are pending in the United States. Many of these patents and applications cover aspects of our CGuard and MGuard technology. Patents outside the U.S. have been filed in Canada, China, Europe, Israel, India, Japan, Australia, and South Africa. The patents and applications fall into a number of patent families, as listed below:

Base Title of Patent Family	Pending patent applications (Countries)	Issued patents (Country and Patent No.)	Issue Date
Bifurcated Stent Assemblies		US 8,961,586 China ZL200780046676.2	02/24/2015 9/26/2012
Deformable Tip for Stent Delivery and Methods of Use		US 10,258,491 Israel 260,945	4/16/2019 07/01/2020
Handle for Two-Stage Deployment of a Stent	US EP CN JP IN
Shunts with Blood-Flow Indicators	US PCT
Device for Shunting Blood Between the Arterial and Venous Systems	PCT
Devices for shunting blood	US

In Vivo Filter Assembly		US 9,132,261	09/15/2015

Knitted Stent Jackets		Canada 2,666,728 Canada 2,887,189 China ZL200780046697.4 China ZL201210320950.3 EP 2076212 Germany, France, & UK US 10,137,015 India 323792	6/23/2015 5/1/2018 10/10/2012 12/2/2015 3/29/2017 11/27/2018 10/28/2019
Optimized Stent Jacket	US

Canada 2,670,724
Canada 3,013,758
China ZL201210454357.8
China ZL200780043259.2
India 297,257
Israel 230,922
US 9,132,003
US 9,526,644
US 9,782,281
US 10,070,976
US 10,406,006
US 10,406,008
US 11,051,959
EP 2088962
(BE, CH, DE, FR, UK, IT, IE, LX, NL)

EP3292837

(UK, DE, FR, IE)

12/11/2018 09/14/2021 12/09/2015 01/02/2013 05/30/2018 10/01/2020 09/15/2015 10/10/2017 12/27/2016 09/11/2018 09/10/2019 09/10/2019 07/06/2021 10/11/2017 11/09/2022
Stent Apparatuses for Treatment Via Body Lumens and Methods of Use	US EPO	South Africa 2007/10751 Canada 2,609,687 Canada 2,843,097 EP 1885281 (CH, DE, FR, GB, IE, IT) US 10,932,926 US 10,058,440 US 10,070,977	10/27/2010 4/22/2014 10/27/2015 2/13/2019 03/02/2021 8/28/2018 9/11/2018
Stent Thermoforming Apparatus and Methods		JP 6553178 US 9,527,234 US 10,376,393 Australia 2015326517 Canada 2962713	7/12/2019 12/27/2016 8/13/2019 05/21/2020 02/19/2019
Methods or using a self-adjusting stent assembly and kits including the same	US (allowed) EP IN CN (div) JP	China ZL 2019800679437	05/03/2022

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

Trademarks

We have registered or applied to register the following trademarks, which we use in connection with our products:

●	InspireMD® (US, European Union, and UK)
●	MGuard® (European Union, and UK)
●	CGuard® (US, European Union, and UK)
●	MGuard Prime® (European Union, and UK)
●	NGuard® (European Union and UK)
●	PVGuard® (European Union, and UK)
●	Micronet® (US)
●	(MNP Micronet Protection logo) (European Union and UK)
●	Carenet®)European Union and UK)
●	SmartFit™ (US, UK and CN)
●	SmartFit Logo (EP, UK, CN)
●	CGuard Prime (EP, UK, US, CN, JP)
●	SwitchGuard (EP, UK, US, JP)
●	True North Medical (US, EP, UK)
●	MicroMesh (US)
●	MicroMesh logo (US, EP, UK CN, JP)
●	Micronet logo (updated version) (US, EP, UK, CN, JP)

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

Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. These laws and regulations range from simple product registration requirements in some countries to complex approval process, clinical trials and production controls in others. As a result, the processes and time periods required to obtain foreign marketing approval may be longer or shorter than those necessary to obtain FDA market authorization. These differences may affect the timeliness of international market introduction of our products. For the European Union nations, medical devices must obtain a CE mark before they may be placed on the market. In order to obtain and maintain the CE mark, we must comply with EU law on medical devices, which, until May 26, 2021 was governed by the MDD, by presenting comprehensive technical files for our products demonstrating safety and efficacy of the product to be placed on the market and passing initial and annual quality management system audit as per ISO 13485 standard by a European Notified Body. We have obtained ISO 13485 quality system certification and CGuard EPS that we currently distribute into the European Union, displays the required CE mark. In order to maintain certification, we are required to pass an annual surveillance audit conducted by Notified Body auditors. The European Union replaced the MDD with the new MDR regulation. The MDR entered into force after a transitional period of three years and a one year extension of that transition period due to the COVID-19 pandemic on May 26, 2021 and which changes several aspects of the regulatory framework in the European Union. Manufacturers had the duration of the transition period to update their technical documentation and processes to meet the new requirements in order to obtain a CE Mark.

In our specific case, our CE mark for CGuard EPS under the MDD expired on November 12, 2022, and we are in the final stages of technical documentation review by the Notified Body auditor to meet the MDR requirements for recertification. In the meantime, on February 14, 2023, we received a derogation per Article 97 paragraph 1 of Regulation 2017/745 from the Agency for Medicines and Health Products (FAMHP) allowing us to continue marketing CGuard EPS in the EU until August 15, 2023, subject to certain procedural requirements. Subsequently, on March 20, 2023, Regulation (EU) 2023/607 was published allowing us to continue marketing CGuard EPS in EU countries under the MDD directive until December 31, 2027. As a result of the foregoing, we may market and sell CGuard EPS in the EU and certain other jurisdictions subject to certain procedural requirements while our MDR CE recertification is pending. We continue to expedite the review process for recertification under the MDR.

We have or had regulatory approval and made sales of CGuard EPS either through distributors pursuant to distribution agreements or directly, in the countries listed in the table below. While each of the European Union member countries accepts the CE mark as its sole requirement for marketing approval, some of these countries still require us to take additional steps in order to gain reimbursement rights for our products. Furthermore, while we believe that certain of the below-listed countries that are not members of the European Union and accept the CE mark as a primary requirement for marketing approval, each such country requires additional regulatory requirements for final marketing approval of our products. Furthermore, we are currently targeting additional countries in Europe, Asia, and Latin America; however, even if all governmental regulatory requirements are satisfied in each such country, we anticipate that obtaining marketing approval in each country could take as few as three months or as many as twelve months or more, due to the nature of the approval process in each individual country, including typical wait times for application processing and review, as discussed in greater detail below.

Please refer to the table below setting forth the approvals and sales made for CGuard EPS on a country-by-country basis

Approvals and Sales of CGuard EPS on a Country-by-Country Basis*

Countries	CGuard EPS Approval	CGuard EPS Sales
Argentina	Y	Y
Australia	N	Y	(2)
Austria	Y	Y
Belarus	Y	Y
Belgium	Y	Y
Brazil	Y	Y
Bulgaria	N	N
Chile	N	N
Colombia	Y	Y
Croatia	Y	N
Cyprus	Y	Y
Czech Republic	Y	Y
Denmark	Y	N
Dominican Republic	N	N
Ecuador	Y	N
Estonia	Y	Y
Finland	Y	Y
France	Y	Y
Germany	Y	Y
Greece	Y	Y
Netherlands	Y	Y
Hong Kong	N	N
Hungary	Y	Y
Iceland	Y	N
India	Y	Y
Ireland	Y	Y
Israel	Y	Y
Italy	Y	Y
Kazakhstan	Y	Y
Latvia	Y	Y
Lithuania	Y	Y
Liechtenstein	Y	N
Luxembourg	Y	N
Malaysia	N	N
Malta	Y	N
Mexico	Y	Y
Montenegro	N	N
New Zealand	N	N
Norway	Y	N
Peru	N	Y	(2)
Poland	Y	Y
Portugal	Y	Y
Romania	Y	Y
Russia	Y	Y
Saudi Arabia	N	N
Serbia	Y	Y
Slovakia	N	N
Slovenia	Y	Y
South Africa	Y	Y
Spain	Y	Y
Sweden	Y	Y
Switzerland	Y	Y
Turkey	N	N
Taiwan	Y	Y
Venezuela	N	N
Vietnam	N	Y	(2)
Ukraine	Y	Y
United Kingdom	N(3)	Y	(2)
United States	N	Y	(1)

*	As discussed elsewhere, our CE mark for the marketing and sale of CGuard EPS in the EU under the MDD expired on November 12, 2022 and was reinstated during March 2023.

(1)	Refers to units used in our ongoing FDA trial.
(2)	CGuard EPS approval to sell expired during prior twelve months.
(3)	The FAMHP derogation does not apply.

FDA Government Regulation of Medical Devices for Human Subjects

Many of our activities are subject to regulatory oversight by the FDA under provisions of the Federal Food, Drug, and Cosmetic Act and regulations thereunder, including regulations governing the development, marketing, labeling, promotion, manufacturing, and export of medical devices.

FDA Approval/Clearance Requirements

In the United States, most Class II or III medical devices must be cleared or approved by the FDA prior to commercialization. Unless an exemption applies, each medical device that we market or wish to market in the United States must receive 510(k) clearance or premarket approval. Medical devices that are class II devices receive 510(k) clearance are “cleared” by the FDA to market, distribute, and sell in the United States. Medical devices that are class III devices obtain a premarket approval by the FDA are “approved” to market, distribute, and sell in the United States. We anticipate filing a premarket approval application, or PMA, in the future for our product and do not anticipate filing a 510(k) premarket notification, provided that the FDA will not instruct us otherwise. We cannot guarantee that we will obtain premarket approval, which will likely include clinical testing. Descriptions of the premarket approval and 510(k) clearance processes are provided below.

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

Pervasive and Continuing FDA Regulation

A host of regulatory requirements apply to our approved devices, including the quality system regulation (which requires manufacturers to follow elaborate design, testing, control, documentation and other quality assurance procedures), the Medical Device Reporting regulations (which require that manufacturers report to the FDA specified types of adverse events involving their products), labeling regulations, and the FDA’s general prohibition against promoting products for unapproved or “off-label” uses. Class II devices also can have special controls such as performance standards, post-market surveillance, patient registries, and certain FDA guidelines do apply to Class I devices.

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

We have also engaged in direct sales in certain geographic markets such as United Kingdom and France.

Manufacturing and Suppliers

The polymer fiber for MicroNet is supplied by Biogeneral, Inc., a San Diego, California-based specialty polymer manufacturer for medical and engineering applications.

Our catheter supplier for CGuard EPS supplies us with catheters that help create the base for our CGuard EPS stents. Our agreement with with the supplier may be terminated by us upon eight months’ notice. On September 17, 2019, we amended the agreement with the supplier so that we are responsible for purchasing and handling inventory of CGuard EPS delivery system, and they are responsible for the manufacturing process.

Our catheter supplier for CGuard Prime supplies us with catheters that help create the base for our CGuard Prime. Our agreement with the supplier which may be terminated by us upon 9 months’ notice, calls for non-binding minimum orders.

We manufacture our CGuard EPS and our CGuard Prime at our own facility. The self-expanding bare-metal stents for our CGuard EPS and our CGuard Prime are being manufactured and supplied by a supplier. Our agreement with the supplier for the production of electro polished L605 bare-metal stents for CGuard EPS and CGuard Prime is priced on a per-stent basis, subject to the quantity of stents ordered. The complete assembly process for CGuard EPS and CGuard Prime, including knitting and securing the sleeve to the stent and the crimping of the sleeve stent on to a delivery catheter, is done at our Israel manufacturing site. Once CGuard EPS and CGuard Prime have been assembled, they are sent for sterilization in a third-party facility in Israel, and then back to our facility for final packaging and distribution.

A CGuard EPS and CGuard Prime consists of a CGuard stent and the delivery system. Each CGuard stent is manufactured from two main components, a self-expending nickel-titanium stent and the mesh polymer. This material is readily available and we acquire it in the open market. The mesh is made from polyethylene terephthalate (polyester). We have patent rights that cover the proposed CGuard stent with mesh. During the last year our mesh supplier informed us that it will not be able to supply the polymer fiber in the future due to issues with raw materials, therefore we purchased inventory which should be sufficient to support our production needs in the next 2.5 years. We are currently in the process of finding and qualifying another supplier or other material source which could take up to a year. The delivery system for CGuard is made out of polymer tubes we acquire from an original equipment manufacturer. In the event that our supplier can no longer supply this material, we would need to qualify another supplier, which could take up to a year. In addition, in order to retain the approval of the CE mark, we are required to perform periodic audits of the quality control systems of our key suppliers in order to ensure that their products meet our predetermined specifications.

Properties

Our headquarters are located in Tel Aviv, Israel, where we lease a 1,250 square meter office and manufacturing facility that has the capacity to manufacture and assemble 1,750 stents per month, based upon the production schedule of one shift per day. We believe that our current facility is sufficient to meet anticipated future demand by adding additional shifts to our current production schedule.

Human Capital Management

As of December 31, 2022, we had 56 employees, 55 full-time and 1 part-time, consisting of 2 in executive management, 6 in research and development, 8 in quality assurance and compliance, 5 in finance and accounting, 21 in operations/production, 12 in sales, marketing and clinical, and 2 in all other miscellaneous roles, Human resources, and administration. Except for 5 of our employees in Europe, our employees are not party to any collective bargaining agreements. We do not expect the collective bargaining agreements to which our employees are party to have a material effect on our business or results of operations. We also employ 3 independent contractors in Poland and 1 in Brazil.

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

●	failure to satisfy regulatory requirements of the new European Medical Device Regulation may prevent us from marketing CGuard EPS in countries requiring the CE mark.

●	we may become subject to claims by much larger and better capitalized competitors enforcing their intellectual property rights against us or seeking to invalidate our intellectual property or our rights thereto;

●	completing clinical trials for CGuard EPS in the United States require meeting a number of regulatory requirements and must be conducted in compliance with the FDA’s IDE regulations. Failure to maintain compliance with IDE regulations could have a material adverse effect on our business;

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

●	the results of our clinical trials may be insufficient to obtain regulatory approval for our product candidates;

●	our products may in the future be subject to product notifications, recalls, or voluntary market withdrawals that could harm our reputation, business and financial results;

●	we may be subject, directly or indirectly, to applicable U.S. federal and state anti-kickback, false claims laws, physician payment transparency laws, fraud and abuse laws or similar healthcare and security laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings;

●	we may be exposed to product liability claims and insurance may not be sufficient to cover these claims;

●	even if one or more of our products are approved by the FDA, we may fail to obtain an adequate level of reimbursement for our products by third party payors, such that there may be no commercially viable markets for our products or the markets may be much smaller than expected;

●	in the United States and European Union, our business could be significantly and adversely affected by healthcare reform initiatives and/or other legislation or judicial interpretations of existing or future healthcare laws and/or regulations;

●	if we are unable to obtain and maintain intellectual property protection covering our products, others may be able to make, use or sell our products, which would adversely affect our revenue;

●	we are an international business, and we are exposed to various global and local risks that could have a material adverse effect on our financial condition and results of operations venue;

●

our business, operating results and growth rates may be adversely affected by current or future unfavorable economic and market conditions and adverse developments with respect to financial institutions and associated liquidity risk;

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

●

the market prices of our common stock and our publicly traded warrants are subject to fluctuation and have been and may continue to be volatile, which could result in substantial losses for investors; and

●

our common stock could be delisted from the Nasdaq Stock Market if we fail to meet its continued listing requirements, including requirements with respect to the market value of publicly-held-shares, market value of listed shares, minimum bid price per share, and minimum stockholder’s equity, among others, and requirements relating to board and committee independence.

Risks Related to Our Financial Condition

We have a history of net losses and may experience future losses.

We have yet to establish any history of profitable operations. We reported a net loss of $18.5 million for the fiscal year ended December 31, 2022, and had a net loss of approximately $14.9 million during the fiscal year ended December 31, 2021. As of December 31, 2022, we had an accumulated deficit of $202 million. We expect to incur additional operating losses for the foreseeable future. There can be no assurance that we will be able to achieve sufficient revenues throughout the year or be profitable in the future.

Management has concluded that there is substantial doubt about our ability to continue as a going concern, and the report of our independent registered public accounting firm contains an explanatory paragraph as to our ability to continue as a going concern, which could prevent us from obtaining new financing on reasonable terms or at all.

Because we have had recurring losses and negative cash flows from operating activities, substantial doubt exists regarding our ability to remain as a going concern at the same level at which we are currently performing. Accordingly, the report of Kesselman & Kesselman, our independent registered public accounting firm, with respect to our financial statements for the year ended December 31, 2022, includes an explanatory paragraph as to our potential inability to continue as a going concern. The doubts regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all.

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

Risk Related to Commercialization of Our Products

While we derive most of our revenue from the sale of CGuard EPS in CE marked countries, our ability to generate significant revenues and achieve profitability depends, among other things, on our ability to receive FDA approval of CGuard EPS and other products we may develop, such as CGuard Prime™ and SwitchGuard™. If we fail to obtain FDA approval for CGuard EPS or any other products we may develop, our results of operations and the value of our business would be materially and adversely affected.

We derive most of our revenue from sales of our CGuard EPS in CE marked countries and certain other select jurisdictions. We have not received approvals in the United States and other jurisdictions and there can be no assurance that we will be able to receive regulatory approvals to commence marketing and sales for our CGuard EPS and other products we may develop, such as CGuard Prime™ and SwitchGuard™ in the United States or in such other jurisdictions. Our ability to generate significant revenues and achieve profitability depends on our ability to successfully obtain required regulatory approvals in the U.S. as well as to demonstrate sufficient clinical evidence and manufacture commercial quantities of our CGuard EPS or any other products we may develop at an acceptable cost. In addition, there may be insufficient demand for CGuard EPS or any other products we develop, such as CGuard Prime™ and SwitchGuard™. If we fail to generate sufficient revenues from these products, our results of operations and the value of our business and securities would be materially and adversely affected.

The future success of our business cannot be determined at this time, and we do not anticipate generating significant revenues from product sales for the foreseeable future. In addition, we have no experience in commercializing our CGuard EPS on a mass scale and face a number of challenges with respect to our commercialization efforts, including, among others, that:

●	we may not have adequate financial or other resources to demonstrate adequate clinical results, attain required regulatory approvals and licensures, and begin the commercialization efforts for our CGuard EPS in our target markets;

●	we may fail to obtain or maintain required regulatory approvals and licensures for our CGuard EPS in our target markets or may face adverse regulatory or legal actions relating to our products even if regulatory approval is obtained;

●	we may not demonstrate adequate clinical safety and clinical effectiveness results from our CGuard EPS, to support regulatory body approval or market acceptance and adoption;

●	we may not be able to scale up the manufacture of our CGuard EPS to commercial quantities at an adequate quality or at an acceptable cost;

●	we may not be able to establish adequate sales, marketing and distribution channels;

●	healthcare professionals and patients may not accept our CGuard EPS;

●	other technological may reduce the demand for our CGuard EPS;

●	new alliances between existing market participants and the entrance of new market participants may interfere with our market penetration efforts;

●	government and private third-party payors may not agree to provide coding, coverage and payment adequate to reimburse healthcare providers and patients for any or all of the purchase price of CGuard EPS, which may adversely affect healthcare providers’ and patients’ willingness to purchase our C-Scan system;

●	uncertainty as to market demand may result in inefficient pricing of our CGuard EPS;

●	we may not be able to adequately protect our intellectual property or may face third-party claims of intellectual property infringement; and

●	we are dependent upon the results of ongoing clinical studies relating to our CGuard EPS and the products of our competitors.

If we are unable to meet any one or more of these challenges successfully, our ability to effectively commercialize our CGuard EPS system could be limited, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Although we are nearing completion of enrollment in our C-Guardian trial of CGuard EPS study, the outcome of the study is inherently uncertain.

On September 8, 2020, we received approval from the FDA of our IDE for C-Guardian trial of CGuard EPS and we expect to complete enrollment in the second quarter of 2023. Clinical failure can occur at any stage of clinical development. Our clinical trials have been conducted under differing protocols, while using specific inclusion criteria and we cannot assure you that its actual clinical performances will be satisfactory to support proposed indications and regulatory approvals and clinical acceptance and adoption, or that its use will not result in unanticipated complications. Furthermore, the results of our clinical trials are subject to human analyses and interpretation of the data accumulated, which could be affected by various errors due to, among others, lack of sufficient clinical experience with CGuard EPS, assumptions used in the statistical analysis of results, and interpretation errors in the analysis of the clinical trials results. Failure can occur at any time during the clinical trial process. If CGuard EPS does not function as expected over time, we may not achieve regulatory clearances, and may not be widely adopted by healthcare providers and patients.

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

Failure to satisfy regulatory requirements of the new European Medical Device Regulation may prevent us from marketing CGuard EPS in countries requiring the CE mark.

For the European Union nations, medical devices must obtain a CE mark before they may be placed on the market. In order to obtain and maintain the CE mark, we must comply with EU law on medical devices, which, until May 26, 2021 was governed by the MDD, by presenting comprehensive technical files for our products demonstrating safety and efficacy of the product to be placed on the market and passing initial and annual quality management system audit as per ISO 13485 standard by a European Notified Body. We have obtained ISO 13485 quality system certification and CGuard EPS that we currently distribute into the European Union, displays the required CE mark. In order to maintain certification, we are required to pass an annual surveillance audit conducted by Notified Body auditors. The European Union replaced the MDD with the new MDR regulations. The MDR entered into force after a transitional period of three years and a one year extension of that transition period due to the COVID-19 pandemic on May 26, 2021 and which changes several aspects of the regulatory framework in the European Union. Manufacturers had the duration of the transition period to update their technical documentation and processes to meet the new requirements in order to obtain a CE Mark. In our specific case, our CE mark for CGuard EPS under the MDD expired on November 12, 2022, and we are in the final stages of technical documentation review by the Notified Body auditor to meet the MDR requirements for recertification. In the meantime, on February 14, 2023, we received a derogation per Article 97 paragraph 1 of Regulation 2017/745 from the Agency for Medicines and Health Products (FAMHP) allowing us to continue marketing CGuard EPS in the EU until August 15, 2023, subject to certain procedural requirements. Subsequently, on March 20, 2023 Regulation (EU) 2023/607 was published allowing us to continue marketing CGuard EPS in EU countries under the MDD directive until December 31, 2027. As a result of the foregoing, we may market and sell CGuard EPS in the EU and certain other jurisdictions subject to certain procedural requirements while our MDR CE recertification is pending. We continue to expedite the review process for recertification under the MDR however no assurance can be provided as to the length of time it will take to obtain recertification. If we are unable to obtain recertification in the future then this could have a material adverse effect on our business, financial condition, results of operations or cash flows.

If our manufacturing facilities are unable to provide an adequate supply of products, our growth could be limited and our business could be harmed.

We currently manufacture our CGuard EPS at our facility in Tel Aviv, Israel. If there were a disruption to our existing manufacturing facility, we would have no other means of manufacturing our CGuard EPS stents until we were able to restore the manufacturing capability at our facility or develop alternative manufacturing facilities. If we were unable to produce sufficient quantities of our CGuard EPS stents to meet market demand or for use in our current and planned clinical trials, or if our manufacturing process yields substandard stents, our development and commercialization efforts would be delayed.

To manufacture our CGuard EPS in quantities to meet anticipated market demand if we were to receive FDA approval, we will need to increase manufacturing capacity, which will involve significant challenges. In addition, the development of U.S. commercial-scale, regulation-compliant manufacturing capabilities will require us to invest substantial additional funds and hire and retain the technical personnel who have the necessary manufacturing experience. We may not successfully complete any required increase to existing manufacturing processes in a timely manner, or at all.

Additionally, any damage to or destruction of our Tel Aviv facility or its equipment, prolonged power outage or contamination at our facility would significantly impair our ability to produce CGuard EPS stents.

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

CGuard EPS is a complex medical device that requires training for qualified personal.

CGuard EPS is a complex medical device that requires training for qualified personal, including physicians. Although our distributors will be required to ensure that CGuard EPS is prescribed only by trained clinicians, the potential for misuse of CGuard EPS still exists due to its complexity. Such misuse could result in adverse medical consequences for patients that could damage our reputation, subject us to costly product liability litigation and otherwise have a material adverse effect on our business, financial condition and results of operations.

We operate in an intensely competitive and rapidly changing business environment, and there is a substantial risk our products could become obsolete or uncompetitive.

The medical device market is highly competitive. We compete with many medical device companies globally in connection with our current products and products under development. We face intense competition from numerous pharmaceutical and biotechnology companies in the therapeutics area, as well as competition from academic institutions, government agencies and research institutions. Abbott Laboratories, Boston Scientific Corporation, Covidien Ltd. (currently part of Medtronic, Inc.), Cordis Corporation and Terumo Medical Corporation produce a polytetrafluoroethylene mesh-covered stent and a double layer metal stent, respectively. Most of our current and potential competitors, including but not limited to those listed above, have, and will continue to have, substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution and personnel resources than we do. There can be no assurance that we will have sufficient resources to successfully commercialize our products, if and when they are approved for sale. The worldwide market for stent products is characterized by intensive development efforts and rapidly advancing technology. For example, during the second quarter of 2022 we ceased sales of our MGuard Prime EPS following a phase out period due to a shift in industry preferences. Our future success will depend largely upon our ability to anticipate and keep pace with those developments and advances. Current or future competitors could develop alternative technologies, products or materials that are more effective, easier to use or more economical than what we or any potential licensee develop. If our technologies or products become obsolete or uncompetitive, our related product sales and licensing revenue would decrease. This would have a material adverse effect on our business, financial condition and results of operations.

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

Some of the components of our products are currently provided by only one vendor, or a single-source supplier. We may have difficulty obtaining similar components from other suppliers that are acceptable to the FDA or foreign regulatory authorities if it becomes necessary. During the last year our mesh supplier informed us that it will not be able to supply the polymer fiber in the future due to issues with raw materials, therefore we purchased inventory which should be sufficient to support our production needs in the next 2.5 years. We are currently in the process of finding and qualifying another supplier or other material source which could take up to a year.

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

The COVID-19 pandemic has caused interruptions or delays of our business plan and if there is a renewed outbreak it may have a significant adverse effect on our business.

In the past, we have been impacted by the COVID-19 pandemic which has caused interruptions or delays of our business plan. In particular, we experienced a significant COVID-19 related impact on our financial condition and results of operations, primarily during the year ended December 31, 2020, which we primarily attribute to the postponement of CGuard EPS procedures (non-emergency procedures), as hospitals shifted resources to patients affected by COVID-19. If there is a renewed outbreak of COVID-19 it may result in restrictions and safety measures that could cause fluctuations in sales of our products, ability to manufacture, as well as potential disruptions to our supply chain.

In addition, if there is a renewed outbreak of COVID-19, this may cause disruptions that could have a material adverse impact on our FDA clinical trial plans and timelines, including:

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

The extent to which any future outbreak of COVID-19 will impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the virus.

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

Risks Related to our Clinical Trials and Regulatory Matters

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

In addition to our IDE approval, we must apply for and obtain IRB approval in connection with each clinical site before commencing any study activities. A written protocol with predefined end points, an appropriate sample size, and pre-determined patient inclusion and exclusion criteria, is also required before we may initiate or conduct the trial.

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

We may not be able to obtain IRB approval to undertake clinical trials in the United States for any products we intend to market in the United States in the future. If we do obtain such approvals, we may not be able to conduct studies which comply with the IDE and other regulations governing clinical investigations or the data from any such trials may not support clearance or approval of the investigational device. Failure to obtain such approvals or to comply with such regulations could have a material adverse effect on our business, financial condition and results of operations.

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

Clinical trials necessary to support a pre-market approval application are lengthy and expensive and require the enrollment of a large number of patients, and suitable patients may be difficult to identify and recruit. Any such delay or failure of clinical trials could prevent us from commercializing our stent products, which would materially and adversely affect our results of operations and the value of our business.

Clinical trials necessary to support a pre-market approval application to the FDA for our products, including CGuard EPS stent are expensive and require the enrollment of a large number of patients, and suitable patients may be difficult to identify and recruit, which may cause a delay in the development and commercialization of our product candidates. Patient enrollment in clinical trials and the ability to successfully complete patient follow-up depends on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and efficacy of our products, or they may be persuaded to participate in contemporaneous clinical trials of competitive products. In addition, patients participating in our clinical trials may die before completion of the trial or suffer adverse medical events unrelated to or related to our products. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial may cause an increase in costs and delays or result in the failure of the clinical trial.

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

After regulatory approval has been obtained for medical device products, the product and the manufacturer are subject to continual review, including the review of adverse events and clinical results that are reported after our products are made available to patients, and there can be no assurance that such approval will not be withdrawn or restricted. Regulators may also subject approvals to restrictions or conditions or impose post-approval obligations on the holders of these approvals, and the regulatory status of such products may be jeopardized if such obligations are not fulfilled. If post-approval studies are required, such studies may involve significant time and expense.

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

We have only limited experience in regulatory affairs, which may affect our ability, or the time required, to navigate complex regulatory requirements and obtain necessary regulatory approvals, if such approvals are received at all. Regulatory delays or denials may increase our costs, cause us to lose revenue and materially and adversely affect our results of operations and the value of our business.

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

Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including penalties, fines and/or exclusion or suspension from federal and state healthcare programs such as Medicare and Medicaid and debarment from contracting with the U.S. government. In addition, private individuals have the ability to bring actions on behalf of the U.S. government under the False Claims Act as well, as under the false claim laws of several states.

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

Even if one or more of our products are approved by the FDA, we may fail to obtain an adequate level of reimbursement for our products by third party payors, such that there may be no commercially viable markets for our products, or the markets, may be much smaller than expected.

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

The Affordable Care Act, signed into law in the United States in March 2010, contains certain provisions which can be modified through the regulatory process and for which it is unclear what the full impact and changes will be under the law.

The law also focuses on a number of provisions aimed at improving quality, broadening access to health insurance, enhancing remedies for fraud and abuse, adding transparency requirements, and decreasing healthcare costs, among others. Uncertainties remain regarding what negative unintended consequences these provisions will have on patient access to new technologies, pricing and the market for our products, and the healthcare industry in general. The Affordable Care Act includes provisions affecting the Medicare program, such as value-based payment programs, increased funding of comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments). Additionally, the provisions include a reduction in the annual rate of inflation for hospitals which started in 2011 and the establishment of an independent payment advisory board to recommend ways of reducing the rate of growth in Medicare spending. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, to modify, repeal or otherwise invalidate all, or certain provisions of, the Affordable Care Act. Following the enactment of the Tax Act, on December 14, 2018 in a case in the United States District Court for the Northern District of Texas, a federal judge ruled that the individual mandate imposed by the Affordable Care Act is unconstitutional and inseverable from the other provisions of the Affordable Care Act and, therefore, the remaining provisions of the Affordable Care Act are invalid. On November 10, 2020, the United States Supreme Court heard arguments on whether the Affordable Care Act is constitutional, in whole or in part, and determined that the case lacked standing.. The regulatory process of implementation of the Affordable Care Act will remain ongoing and may also increase our regulatory burdens and operating costs. Litigation and legislation related to the Affordable Care Act are likely to continue, with unpredictable and uncertain results. We cannot predict with certainty what affect further changes to the Affordable Care Act, and other similar health care laws that are enacted, would have on our business.

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

We cannot predict the impact that such actions against the Affordable Care Act and other laws enacted after its enactment will have on our business, and there is uncertainty as to what healthcare programs and regulations may be implemented or changed at the federal and/or state level in the United States, or the effect of any future legislation or regulation. Furthermore, we cannot predict what actions the Biden administration will implement in connection with laws impacting us. However, it is possible that such initiatives could have an adverse effect on our ability to obtain approval and/or successfully commercialize products in the United States in the future. For example, any changes that reduce, or impede the ability to obtain, reimbursement for the type of products we intend to commercialize in the United States (or our products more specifically, if approved) or reduce medical procedure volumes could adversely affect our business plan to introduce our products in the United States.

In May 2017, the European parliament and the council of the European Union approved the MDR which has replaced the existing medical device directives (93/42/EEC). The new regulations entered into full application in May 26, 2021. The new Medical Device Regulation imposes stricter requirements on medical device manufacturers and strengthens the supervising competences of the competent authorities of European Union member states, the notified bodies and the authorized representatives. If we fail to comply with the modified regulation and requirements, it can adversely affect our business, operating results and prospects. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of future products. See “Risk Factors – “Failure to satisfy regulatory requirements of the new European Medical Device Regulation may prevent us from marketing CGuard EPS in countries requiring the CE mark.”

Risk Factors Related to Our Intellectual Property

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

It is also possible that we have failed to identify relevant third-party patents or applications. For example, U.S. patent applications filed before November 29, 2000, and certain U.S. patent applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Patent applications in the United States and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our new products or services could have been filed by others without our knowledge. Additionally, pending patent applications which have been published can, subject to certain limitations, be later amended in a manner that could cover our services, our new products or the use of our new products. Third-party intellectual property right holders may also actively bring infringement claims against us. We cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims. If we are unable to successfully settle future claims on terms acceptable to us, we may be required to engage in or continue costly, unpredictable and time-consuming litigation and may be prevented from or experience substantial delays in pursuing the development of and/or marketing our new products or services. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing our new products or services that are held to be infringing. We might, if possible, also be forced to redesign our new products so that we no longer infringe the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.

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

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our shares of common stock.

Risks Related to Our Business Operations

We face risks associated with litigation and claims.

We have in the past and may, in the future, be involved in one or more lawsuits, claims or other proceedings. These suits could concern issues including contract disputes, employment actions, employee benefits, taxes, environmental, health and safety, fraud and abuse, personal injury and product liability matters.

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

For example, in the past we have been impacted by the COVID-19 pandemic which has caused interruptions or delays of our business plan. In particular, we experienced a significant COVID-19 related impact on our financial condition and results of operations, primarily during the year ended December 31, 2020, which we primarily attribute to the postponement of CGuard EPS procedures (non-emergency procedures), as hospitals shifted resources to patients affected by COVID-19. If there is a renewed outbreak of COVID-19 it may result in restrictions and safety measures that could cause fluctuations in sales of our products, ability to manufacture, as well as potential disruptions to our supply chain.

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

There is an increasing focus from certain investors, customers, consumers, employees and other stakeholders concerning ESG matters. Additionally, public interest and legislative pressure related to public companies’ ESG practices continue to grow. If our ESG practices fail to meet regulatory requirements or investor, customer, consumer, employee or other shareholders’ evolving expectations and standards for responsible corporate citizenship in areas including environmental stewardship, support for local communities, Board of Director and employee diversity, human capital management, employee health and safety practices, product quality, supply chain management, corporate governance and transparency, our reputation, brand and employee retention may be negatively impacted, and our customers and suppliers may be unwilling to continue to do business with us.

Customers, consumers, investors and other shareholders are increasingly focusing on environmental issues, including climate change, energy and water use, plastic waste and other sustainability concerns. Concern over climate change may result in new or increased legal and regulatory requirements to reduce or mitigate impacts to the environment. Changing customer and consumer preferences or increased regulatory requirements may result in increased demands or requirements regarding plastics and packaging materials, including single-use and non-recyclable plastic products and packaging, other components of our products and their environmental impact on sustainability, or increased customer and consumer concerns or perceptions (whether accurate or inaccurate) regarding the effects of substances present in certain of our products. Complying with these demands or requirements could cause us to incur additional manufacturing, operating or product development costs.

If we do not adapt to or comply with new regulations, including the SEC’s published proposed rules that would require companies to provide significantly expanded climate-related disclosures in their periodic reporting, which may require us to incur significant additional costs to comply and impose increased oversight obligations on our management and board of directors, or fail to meet evolving investor, industry or stakeholder expectations and concerns regarding ESG issues, investors may reconsider their capital investment in our Company, we may become subject to penalties, and customers and consumers may choose to stop purchasing our products, if approved for commercialization, which could have a material adverse effect on our reputation, business or financial condition.

Our business, operating results and growth rates may be adversely affected by current or future unfavorable economic and market conditions and adverse developments with respect to financial institutions and associated liquidity risk.

Our business depends on the economic health of the global economies. If the conditions in the global economies remain uncertain or continue to be volatile, or if they deteriorate, including as a result of the impact of military conflict, such as the war between Russia and Ukraine, terrorism or other geopolitical events, our business, operating results and financial condition may be materially adversely affected. Economic weakness, inflation and increases in interest rates, limited availability of credit, liquidity shortages and constrained capital spending have at times in the past resulted, and may in the future result, in challenging and delayed sales cycles, slower adoption of new technologies and increased price competition, and could negatively affect our ability to forecast future periods, which could result in an inability to satisfy demand for our products and a loss of market share.

In addition, increases in inflation raise our costs for commodities, labor, materials and services and other costs required to grow and operate our business, and failure to secure these on reasonable terms may adversely impact our financial condition. Additionally, increases in inflation, along with the uncertainties surrounding COVID-19, geopolitical developments and global supply chain disruptions, have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which may make it more difficult, costly or dilutive for us to secure additional financing. A failure to adequately respond to these risks could have a material adverse impact on our financial condition, results of operations or cash flows.

More recently, the closures of SVB and Signature Bank and their placement into receivership with the FDIC created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve and the FDIC jointly released a statement that depositors at SVB and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly, more onerous with respect to financial and operating covenants and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to alter our operating plans. In addition, there is a risk that one or more of our service providers, financial institutions, manufacturers, suppliers and other partners may be adversely affected by the foregoing risks, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

Israel’s most recent general elections were held on April 9, 2019, September 17, 2019, March 2, 2020, March 23, 2021 and November 1, 2022. In addition, proposed judicial reform has sparked widespread protests across Israel. Uncertainty surrounding future elections and the outcome of the judicial reform in Israel may continue and the political situation in Israel may further deteriorate. Actual or perceived political instability in Israel or any negative changes in the political environment, may individually or in the aggregate adversely affect the Israeli economy and, in turn, our business, financial condition, results of operations and growth prospects.

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

Risks Related to Our Common Stock, Preferred Stock and Warrants

The market prices of our common stock are subject to fluctuation and have been and may continue to be volatile, which could result in substantial losses for investors.

The market prices of our common stock have been and are likely to continue to be highly volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

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

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also significantly affect the market prices of our common stock.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our headquarters are located in Tel Aviv, Israel, where we lease a 1,750 square meter office and manufacturing facility that has the capacity to manufacture and assemble 1,200 stents per month, based upon the production schedule of one shift per day. We believe that our current facility is sufficient to meet anticipated future demand by adding additional shifts to our current production schedule.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been quoted on the Nasdaq Capital Market (“Nasdaq”) since May 21, 2021, under the symbol “NSPR.” The last reported sales price of our common stock on the Nasdaq on March 28, 2023, was $1.14 per share.

Record Holders

As of March 28, 2023, we had 266 stockholders of record of our common stock. This figure includes an indeterminate number of stockholders who hold their shares in “street name.”

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

Our CGuard™ carotid embolic prevention system (“CGuard EPS”) combines MicroNet and a self-expandable nitinol stent in a single device for use in carotid artery applications. Our CGuard EPS originally received CE mark approval in the European Union in March 2013 and was fully launched in Europe in September 2015. Subsequently, we launched CGuard EPS in Russia and certain countries in Latin America and Asia, including India. In September 2020, we launched CGuard EPS in Brazil after receiving regulatory approval in July 2020 and on February 3, 2021, we executed a distribution agreement with Chinese partners for the purpose of expanding our presence in China. Currently, we are seeking strategic partners for a potential launch of CGuard EPS in Japan and other Asian countries.

Our CE mark for CGuard EPS under the MDD expired on November 12, 2022, and we are in the final stages of technical documentation review by the Notified Body auditor to meet the MDR requirements for recertification. In the meantime, on February 14, 2023, we received a derogation per Article 97 paragraph 1 of Regulation 2017/745 from the Agency for Medicines and Health Products (FAMHP) allowing us to continue marketing CGuard EPS in the EU until August 15, 2023, subject to certain procedural requirements. Subsequently, on March 20, 2023, Regulation (EU) 2023/607 was published allowing us to continue marketing CGuard EPS in EU countries under the MDD directive until December 31, 2027. As a result of the foregoing, we may market and sell CGuard EPS in the EU and certain other jurisdictions subject to certain procedural requirements while our MDR CE recertification is pending. We continue to expedite the review process for recertification under the MDR.

On September 8, 2020, we received approval from the U.S. Food and Drug Administration (“FDA”) of our Investigation Device Exemption (“IDE”), thereby allowing us to proceed with a pivotal study of our CGuard™ Carotid Stent System, C-Guardians, for prevention of stroke in patients in the United States. C-Guardians is a prospective, multicenter, single-arm, pivotal study to evaluate the safety and efficacy of the CGuard™ Carotid Stent System when used to treat symptomatic and asymptomatic carotid artery stenosis in patients undergoing carotid artery stenting. The trial was designed to enroll approximately 315 subjects in a maximum of 40 study sites located in the United States and Europe. Study sites in Europe may contribute a maximum of approximately 50% of the total enrollees. The primary endpoint of the study will be the composite of incidence of death (all-cause mortality), all stroke, and myocardial infarction (DSMI) through 30-days post-index procedure, based on the clinical events committee (CEC) adjudication and ipsilateral stroke from 31-365 day follow-up, based on Clinical Events Committee (CEC) adjudication. The composite index will be compared to a performance goal based on the observed rate of the two components of the primary endpoint from previous pivotal stent trials which are considered industry standard. The performance goal will be considered met if the upper bound of the two-sided 95% confidence interval calculated from the observed primary endpoint rate is < 11.6% and the p-value is less than 0.025.

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

Leases

Operating leases are included in operating lease right-of-use (“ROU”) assets, Accounts payable and accruals - Other, and operating lease liabilities. ROU assets represent Company’s right to use an underlying asset for the lease term and lease liabilities represent obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, we use the incremental borrowing rate based on the information available at the lease commencement date as the rate implicit in the lease is not readily determinable. The determination of the incremental borrowing rate requires management judgment based on information available at lease commencement. The lease terms may include periods covered by options to extend the lease when it is reasonably certain that we will exercise such options, and periods covered by options to terminate the lease when it is reasonably certain that we will not exercise such options. Operating lease cost is recognized on a straight-line basis over the lease term. Lease agreements that include lease and non-lease components are accounted for as a single lease component. The Company elected the short-term lease recognition exemption for leases with a lease term of 12 months or less. Our Israeli subsidiary had a lease agreement for a facility in Israel, which expired on December 31, 2022, with an option to extend the agreement for two additional years until December 31, 2024. On May 25, 2022 the Company amended the agreement mentioned above and extended it until December 31, 2026 as well as leasing of additional space in the facility, the additional space amendment was taken in consideration when calculating the operating lease right of use assets and liabilities. The amendment period added approximately $835,000 to the leasing liability.

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

Results of Operations

Twelve months ended December 31, 2022 compared to the twelve months ended December 31, 2021

Revenues. For the twelve months ended December 31, 2022, revenue increased by $676,000, or 15%, to $5,171,000, from $4,495,000 during the twelve months ended December 31, 2021. This increase was predominantly driven by a 18.9% increase in sales volume of CGuard EPS, from $4,309,000 during the twelve months ended December 31, 2021, to $5,123,000 during the twelve months ended December 31, 2022. This sales increase was mainly due to growth in existing and new markets and sales in the United States related to stents used in our C-Guardians FDA study as enrolment accelerated.

With respect to regions, the increase in revenue was primarily attributable to a $269,000 increase in Latin America, a $112,000 increase in Asia, a $94,000 increase in Europe and a $50,000 increase in other geographies. This growth was mainly due to growth in existing and new markets. In addition, there was a $151,000 increase in revenue from North America due to sales in the United States related to stents used in our C-Guardians FDA study.

Gross Profit. For the twelve months ended December 31, 2022, gross profit (revenue less cost of revenues) increased by 48.1%, or $363,000, to $1,117,000, compared to a gross profit of $754,000 for the same period in 2021. This increase in gross profit resulted from a $186,000 increase in revenues (as mentioned above) less the associated related material and labor costs and a decrease of $177,000 in miscellaneous expenses. Gross margin (gross profits as a percentage of revenue) increased to 21.6% during the twelve months ended December 31, 2022 from 16.8% during the twelve months ended December 31, 2021, driven by the reasons mentioned above.

Research and Development Expenses. For the twelve months ended December 31, 2022, research and development expenses increased by 51.4%, or $2,652,000, to $7,810,000, from $5,158,000 during the twelve months ended December 31, 2021. This increase resulted primarily from an increase of $2,431,000 in expenses related to the enrollment in the C-Guardians FDA study which commenced in the second half of 2021 and an increase of $221,000 in miscellaneous expenses.

Selling and Marketing Expenses. For the twelve months ended December 31, 2022, selling and marketing expenses increased by 26.0%, or $757,000, to $3,664,000, from $2,907,000 during the twelve months ended December 31, 2021. This increase resulted primarily from an increase in salary expenses of $297,000, an increase in tradeshows and travel expenses of $288,000 in light of resumed marketing activities following the lifting of restrictions related to COVID-19, and an increase in share-based compensation expenses of $157,000 due to the expense recognition of grants made during the fourth quarter of 2021.

General and Administrative Expenses. For the twelve months ended December 31, 2022, general and administrative expenses increased by 12.8%, or $951,000, to $8,356,000, from $7,405,000 during the twelve months ended December 31, 2021. This increase resulted primarily from an increase in share-based compensation-related expenses of $372,000, mainly due to the expense recognition of grants made during the fourth quarter of 2021, an increase in regulatory expenses of $214,000 related to the implementation of the new European Medical Device Regulation, an increase in patent related expenses of $155,000, an increase in travel expenses of $139,000 in light of resumed activities following governments lifting restrictions related to COVID-19, an increase in directors’ and officers’ liability insurance expenses of $107,000, due to increased premiums caused by recent trends in the overall insurance industry and an increase of $154,000 in miscellaneous expenses offset, in part, by a decrease in shareholder related expenses of $190,000 mainly due to a special shareholders meeting (which occurred in 2021, but not in 2022) and also due to higher costs of our annual stockholder meeting in 2021 compared to our annual stockholder meeting in 2022.

Financial Income (Expenses). For the twelve months ended December 31, 2022, financial income increased by $407,000, to $250,000 of financial income, from $157,000 of financial expense during the twelve months ended December 31, 2021. The increase in financial income primarily resulted from a $229,000 increase in interest income from short-term bank deposits and an increase of $181,000 in financial income related to changes in exchange rates.

Tax Expenses. For the twelve months ended December 31, 2022, tax decreased by $17,000 compared to the twelve months ended December 31, 2021. Our expenses for income taxes reflect primarily the tax liability due to potential tax exposure.

Net Loss. Our net loss increased by $3,573,000, or 24.0%, to $18,491,000, for the twelve months ended December 31, 2021, from $14,918,000 during the twelve months ended December 31, 2021. The increase in net loss resulted primarily from an increase of $4,360,000 in operating expenses partially offset by an increase of $407,000 in financial income and an increase of $363,000 in gross profit.

Liquidity and Capital Resources

We had an accumulated deficit as of December 31, 2022 of $201 million, as well as a net loss of $18,491,000 and negative operating cash flows. We expect to continue incurring losses and negative cash flows from operations until our product, CGuard EPS, reach commercial profitability. As a result of these expected losses and negative cash flows from operations, along with our current cash position, we believe we have sufficient resources to fund operations until the end of September 2023. Therefore, there is substantial doubt about our ability to continue as a going concern.

Equity Financings

On July 28, 2020, we entered into a Sales Agreement with A.G.P. in connection with the ATM Facility. Any shares to be offered and sold under the Sales Agreement will be issued and sold pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-223130), filed with the Securities and Exchange Commission (“SEC”) on February 21, 2018 and the prospectus supplement thereto filed with the SEC on July 28, 2020, by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, or if specified by us, by any other method permitted by law. On January 11, 2021, we increased the aggregate amount of our shares of common stock that may be sold under the Sales Agreement from $9,300,000 to $10,382,954, and, as a result, utilized and sold the maximum amount allowable under the ATM Facility, which resulted in an aggregate amount of $10,381,958.

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

Twelve months ended December 31, 2022 compared to the twelve months ended December 31, 2021

General. At December 31, 2022, we had cash and cash equivalents of $4,632,000 and Short-term bank deposits of $13,171,000 as compared to $12,004,000 of cash and cash equivalents and $22,036,000 Short-term bank deposits as of December 31, 2021. We have historically met our cash needs through a combination of issuing new shares, borrowing activities and product sales. Our cash requirements are generally for research and development, marketing and sales activities, finance and administrative cost, capital expenditures and general working capital.

For the twelve months ended December 31, 2022, net cash used in our operating activities increased by $2,332,000 to $15,542,000, from $13,210,000 during the same period in 2021. The primary reason for the increase in cash used in our operating activities was an increase of $3,148,000 in payments for third party related expenses and for professional services (primarily due to payments related to our ongoing FDA trial, and production related payments), an increase of $802,000 in salary and bonus payments from $7,756,000 in the twelve months ended December 31, 2021 to $8,558,000 during the same period in 2022 offset, in part, by an increase of $1,618,000 in payments received from customers to $5,333,000 during the twelve months ended December 31, 2022, from $3,715,000 during the same period in 2021.

Cash provided by our investing activities was $8,441,000 during the twelve months ended December 31, 2022, compared to cash used of $22,457,000 during the twelve months ended December 31, 2021. The primary reasons for the increase in cash provided by our investing activities was withdrawal of short-term deposits, net of investments of $9,000,000 during the twelve months ended December 31,2022 , compared to investment in short-term deposits, net of withdrawals of $22,000,000 during the twelve months ended December 31,2021, and due to a decrease in employee funds to $86,000 during the twelve months ended December 31, 2022, compared to employee funds of $113,000 during the same period in 2021, offset, in part, by an increase of $129,000 in net payments made for purchase of property, plant and equipment to $473,000 during the twelve months ended December 31, 2022, from $344,000 during the same period in 2021.

Cash Used by financing activities for the twelve months December 31, 2022, was $140,000, compared to cash provided of $35,034,000 during the same period in 2021. The principal sources of the cash used by financing activities during the twelve months ended December 31, 2022 were due to issuance costs associated with a shelf registration statement on Form S-3 filed with the SEC on June 3, 2022. The principal sources of the cash provided by financing activities during the twelve months ended December 31, 2021 were our February 2021 public offering of common stock and warrants, exercise of Series F and Series G warrants, proceeds from an At-the-market offering as well as proceeds from the issuance of shares to Chinese distributor that resulted in approximately $35,034,000 of aggregate net proceeds.

As of December 31, 2022, our current assets exceeded our current liabilities by a multiple of 4.2. Current assets decreased by $15,768,000 during the period and current liabilities increased by $723,000 during the period. As a result, our working capital decreased by $16,491,000 to $16,256,000 as of December 31, 2022.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses on Financial Instruments. This guidance replaces the current incurred loss impairment methodology. Under the new guidance, on initial recognition and at each reporting period, an entity is required to recognize an allowance that reflects its current estimate of credit losses expected to be incurred over the life of the financial instrument based on historical experience, current conditions and reasonable and supportable forecasts. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates (“ASU 2019-10”). The purpose of this amendment is to create a two tier rollout of major updates, staggering the effective dates between larger public companies and all other entities. This granted certain classes of companies, including Smaller Reporting Companies (“SRCs”), additional time to implement major FASB standards, including ASU 2016-13. Larger public companies had an effective date of December 15, 2019, including interim periods within those fiscal years. +All other entities are permitted to defer adoption of ASU 2016-13, and its related amendments, until the earlier of fiscal periods beginning after December 15, 2022. Under the current SEC definitions, we meet the definition of an SRC and are adopting the deferral period for ASU 2016-13. The guidance requires a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. We do not believe the adoption of this standard will have a material impact on our consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The following financial statements are included as part of this Report (See Item 15):

●	Report of Kesselman & Kesselman, Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets as of December 31, 2022 and 2021
●	Consolidated Statements of Operations for the Years Ended December 31, 2022 and 2021
●	Consolidated Statements of Changes in Equity for the Years Ended December 31, 2022 and 2021
●	Consolidated Statements of Cash Flows for the Years Ended December 31, 2022 and 2021
●	Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures”, as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K. The disclosure controls and procedures evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

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

Management, including our chief executive officer and our chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework 2013. Based on its assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth information regarding our executive officers and the members of our board of directors.

Name	Age	Position
Marvin Slosman	59	President, Chief Executive Officer and Director
Craig Shore	61	Chief Financial Officer, Chief Administrative Officer, Secretary and Treasurer
Andrea Tommasoli	51	Chief Operating Officer
Shane Gleason	49	General Manager of North America and VP of Global Marketing
Michael Berman(1)(2)	65	Director
Paul Stuka(1)(2)(3)	68	Chairman of the Board of Directors
Thomas J. Kester(1)(3)	76	Director
Gary Roubin, M.D.	74	Director
Kathryn Arnold(3)	50	Director

(1)	Member of our audit committee

(2)	Member of our nominating and corporate governance committee

(3)	Member of our compensation committee

Our directors hold office until the earlier of their death, resignation or removal by stockholders or until their successors have been qualified. Our directors are divided into three classes. Paul Stuka and Gary Roubin are our Class 1 directors, with their terms of office expiring at our 2024 annual meeting of stockholders. Michael Berman is our Class 2 director, with his term of office expiring at our 2025 annual meeting of stockholders. Marvin Slosman, Thomas J. Kester and Kathryn Arnold are our Class 3 directors, with their terms of expiring at our 2023 annual meeting of stockholders. At each annual meeting of stockholders, directors elected to succeed those directors whose terms expire shall be elected for a term of office to expire at the third succeeding annual meeting of stockholders after their election, with each director to hold office until his or her successor shall have been duly elected and qualified.

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

Andrea Tommasoli has served as our Chief Operating Officer since March 19, 2023. Prior to Mr. Tommasoli’s appointment as Chief Operating Officer, he served as our Senior Vice President of Global Sales and Marketing since November 2020 bringing over two decades of life sciences industry experience to the Company. Prior to joining the Company, Mr. Tommasoli held commercial leadership positions at Integra LifeSciences, a medical device manufacturing company that manufactures products for skin regeneration, neurosurgery, reconstructive and general surgery, from 2011 to 2020, serving as the Senior Director of Indirect Markets from January 2017 to October 2020, as Director of Sales for Specialty Surgical Solutions Europe from June 2014 to December 2016 and as Director of Sales for Neurosurgery EMEA from July 2011 to June 2014. Prior to joining Integra, Mr. Tommasoli was a Managing Partner at Alticare, an independent company focusing on start-ups and growth companies in the medtech business from 2009 to 2011 and was the Director of St. Jude Medical Neuromodulation division in France from 2007 to 2009. Mr. Tommasoli has vast experience in commercializing innovative medical technology solutions that improve and advance standard of care. Mr. Tommasoli received his B.A. in nuclear engineering from Bologna University, Italy and his M.B.A. from HEC Paris, France.

Shane Gleason has served as our general manager of North America and vice president of global marketing since March 1, 2023. Prior to joining us, Mr. Gleason served as served as vice president of sales, vascular interventions at Surmodics from 2021. Before that, from 2019 to 2021, he served as senior director, US marketing at Edwards Life Sciences (NYSE: EW), a developer of artificial heart valve and hemodynamic monitoring technologies, and, before that, from 2017 to 2019 as, chief commercial officer at Nuvaira, Inc., a privately held developer of COPD therapies that preserve patient lung health. Earlier in his career, Mr. Gleason held sales and marketing leadership roles at Cordis, a Cardinal Health company (NYSE: CAH) from 2015 to 2016, Trivascular Technologies (part of Endologix) from 2012 to 2015, and Abbott Vascular (NYSE: ABT) from 2007 to 2010, where he launched the second FDA approved carotid stent system. Mr. Gleason received a Bachelor of Science, Engineering Science and Mechanics from Virginia Polytechnic Institute and State University and a Master of Business Administration from the University of Maryland Smith School of Business.

Michael Berman has served as our director since February 7, 2013. Mr. Berman is a medical device entrepreneur who has worked with high-potential development and early-stage commercial companies since 2014. From 2005 to 2012, Mr. Berman was a co-founder and the chairman of BridgePoint Medical, Inc., which developed technology to treat coronary and peripheral vascular chronic total occlusions and which was sold to Boston Scientific. Mr. Berman was also a member of the board of Lutonix, Inc. from 2007 until 2011, when the company was sold to C.R. Bard, Inc. From 2011 to 2018, Mr. Berman served as a co-founder and director of Rebiotix Inc., a company developing an innovative treatment for C Diff colitis. Rebiotix was sold to Ferring Pharmaceuticals in 2018. From 2014 till 2018 Mr. Berman served as a director of Mazor Robotics, a company pioneering Spinal Robotic Surgery. Mazor was sold to Medtronic in 2018. Mr. Berman has served (i) since 2011 as an advisor to, and since 2012 as a director of, Cardiosonic, Inc., a company developing a system for hypertension reduction via renal denervation, (ii) since 2005 as a director of PharmaCentra, LLC, which creates customizable marketing programs that help pharmaceutical companies communicate with physicians and patients, (iii) since 2018 as a Director of STMedical, a medical device company that has developed a temporary stent for the treatment of chronic sinusitis, (iv) since 2019 as a director of CardiacSense Inc, a medical device company that has developed a smart watch vital sign monitor, (v) since 2017 as a Director of Owlytics Healthcare, (vi) since 2013 as a Director of ClearCut Inc., a medical device company that has developed an MRI system for tumor margin assessment, (vii) since 2013 as a director of PulmOne Ltd., a medical device company developing an innovative Pulmonary Function Testing system, (viii) since 2019 as a director of QArt, a medical device company, (ix) since 2014 as a venture partner at RiverVest Ventures. (x) since 2017 as a Director of Truleaf Medical and (xi) since 2022 as a Director of Kedma Solar Ltd. Mr. Berman brings to the board his extensive executive and entrepreneurial experiences in the field of medical devices and vascular intervention, which should assist in strengthening and advancing our strategic focus.

Paul Stuka has served as a director since August 8, 2011 and has served as our chairman since June 2, 2017. Mr. Stuka has served as the managing member of Osiris Partners, LLC, an investment fund, since 2000. Prior to forming Osiris Partners, LLC, Mr. Stuka, with 35 years of experience in the investment industry, was a managing director of Longwood Partners, managing small cap institutional accounts. In 1995, Mr. Stuka joined State Street Research and Management as manager of its Market Neutral and Mid Cap Growth Funds. From 1986 to 1994, Mr. Stuka served as the general partner of Stuka Associates, where he managed a U.S.-based investment partnership. Mr. Stuka began his career in 1980 as an analyst at Fidelity Management and Research. As an analyst, Mr. Stuka followed a wide array of industries including healthcare, energy, transportation, and lodging and gaming. Early in his career he became the assistant portfolio manager for three Fidelity Funds, including the Select Healthcare Fund which was recognized as the top performing fund in the United States for the five-year period ending December 31, 1985. From 2013 to 2022 Mr. Stuka served as a director of Caliber Imaging & Diagnostics, Inc. (formerly Lucid, Inc.). Mr. Stuka’s qualifications to serve on the board include his significant strategic and business insight from his years of experience investing in the healthcare industry.

Thomas J. Kester has served as a director since September 6, 2016. Mr. Kester has been serving as the chief financial officer of Kester Search Group, LLC Inc., a private executive search firm specializing in sales force placement for medical, dental and diagnostic device companies, since October 2014. From 2004 to 2010, Mr. Kester served as a director of Orthofix International, NV (NASDAQ: OFIX), a global medical device company. From 2004 till 2019 Mr. Kester served as a director of Conestee Foundation Inc, a not for profit organization that developed a 400 acre Nature Preserve in the center of Greenville County, SC . Mr. Kester has served (i) since 2003 as a director of Upstate forever, a not for profit in Greenville, SC focused on protecting special places in the 10 county upstate region of South Carolina and promoting sustainable development, (ii) since 2021 as a director of South Carolina Environmental Law Project, a not for profit law firm representing clients on environmental issues. Mr. Kester’s experience includes 28 years from 1974 until 2002 at KPMG LLP, including 18 years as an audit partner, advising public and private companies in connection with annual audit and financings. Mr. Kester’s qualifications to serve on the board include his significant strategic and business insight from his years of experience auditing global companies and serving on the boards of several public and not-for-profit organizations. Mr. Kester received his B.S. in mechanical engineering from Cornell University and an M.B.A. from Harvard University.

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

Board Diversity Matrix

The table below provides certain information regarding the diversity of our board of directors as of the date set forth below.

Board Diversity Matrix (As of March 28, 2023)

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

Compensation Committee.  Our compensation committee is currently comprised of Messrs. Stuka and Kester and Ms. Arnold, each of whom qualify as an independent director under as defined in the Nasdaq Listing Rules and Rule 10A-3 promulgated under the Exchange Act. Mr. Stuka is the chairman of our compensation committee. The compensation committee reviews and approves our salary and benefits policies, including compensation of executive officers and directors. The compensation committee also administers our stock option plans and recommends and approves grants of stock options under such plans. The compensation committee operates under a formal charter adopted by the board of directors that governs its duties and conduct. Copies of the charter can be obtained free of charge from the Company’s web site, www.inspiremd.com, by contacting the Company.

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

Item 11. Executive Compensation.

Summary Compensation Table

The table below sets forth the compensation earned by our named executive officers for the twelve-month period ended December 31, 2022 and 2021.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Marvin Slosman	2022	432,500	(3)	233,550	(4)	-	-	30,759	(5)	696,809
President and Chief Executive Officer	2021	410,000	(2)	169,125	(4)	603,856	428,803	24,360	(5)	1,636,144

Craig Shore	2022	319,524	(6)	164,698	(4)(6)	-	-	141,013	(7)	625,234
Chief Financial Officer, Secretary and Treasurer	2021	319,569	(6)	164,257	(4)(6)	300,669	130,499	141,867	(7)	1,056,861

Andrea Tommasoli (8)	2022	226,837	(9)(10)	71,193	(4)(10)(11)	-	-	61,239	(12)	359,269
Chief Operating Officer	2021	242,515		46,572	(4)(10)(11)	244,192	72,872	62,337	(12)	668,488

(1)	For awards of stock, the aggregate grant date fair value is computed in accordance with FASB ASC Topic 718. Fair value is based on the Black-Scholes option pricing model using the fair value of the underlying shares at the measurement date.

(2)	Effective as of July 1, 2021, Mr. Slosman’s annual base salary was increased to $420,000.

(3)	Effective as of July 1, 2022, Mr. Slosman’s annual base salary was increased to $445,000.

(4)	Cash bonus awards for the 2021 calendar year were approved by the compensation committee in January 2022. Cash bonus awards for the 2022 calendar year were approved by the compensation committee in January 2023.

(5)	Mr. Slosman’s other compensation for the twelve months ended December 31, 2022 and 2021 consisted of benefits related to health insurance.

(6)	Effective as of January 1, 2022, Mr. Shore’s annualized base salary was increased to NIS 1,073,280. Compensation amounts received in non-U.S. currency have been converted into U.S. dollars using the average exchange rate for the applicable period, except for bonus amounts which have been converted into U.S. dollars using 3.519 NIS per dollar which was the exchange rate as of December 31, 2022. The average exchange rate for the twelve month period ended December 31, 2022 and 2021 were 3.359 NIS per dollar and 3.229 NIS per dollar, respectively.

(7)

Mr. Shore’s other compensation consisted solely of benefits in the twelve months ended December 31, 2022 and 2021. In each of the periods reported, Mr. Shore’s benefits included our contributions to his severance, pension, vocational studies and disability funds, an annual recreation payment, a company car or car allowance, cell phone and a daily food allowance.

(8)	Mr. Tommasoli was appointed Chief Operating Officer in March 2023. Amounts presented are during Mr. Tommasoli’s tenure as Senior Vice President of Global Sales and Marketing.

(9)	Effective as of January 1, 2022, Mr. Tommasoli’ s annualized base salary was increased to Euro 215,256.

(10)	Compensation amounts received in non-U.S. currency have been converted into U.S. dollars using the average exchange rate for the applicable period, except for bonus amounts which have been converted into U.S. dollars using 1.073 Euro per dollar which was the exchange rate as of December 31, 2022. The average exchange rate for the twelve-month period ended December 31, 2022 and 2021 were 1.054 Euro per dollar and 1.183 Euro per dollar, respectively.

(11)	Amount consists of a cash bonus of $14,546 and sales commissions of $56,647 with respect to 2022 and a cash bonus of $21,599 and sales commissions of $24,973 with respect to 2021.

(12)

Mr. Tommasoli’s other compensation consisted solely of benefits in the twelve months ended December 31, 2022 and 2021. In each of the periods reported, Mr. Tommasoli’ s benefits included our contributions to car allowance, retirement benefits, health insurance, provident fund and other insurances typical in France (excluding social security charges for illness, family allowance and retirement).

Agreements with Named Executive Officers

Marvin Slosman

On December 9, 2019, we entered into an Employment Agreement with Marvin Slosman, which was subsequently amended on December 31, 2019, November 8, 2021 and January 5, 2023 (as amended, the “Slosman Employment Agreement”), pursuant to which Mr. Slosman was appointed as our new chief executive officer and president. Mr. Slosman’s term of employment commenced on January 1, 2020, was to remain in effect for three years (the “Initial Employment Term”), unless earlier terminated, and was to be automatically renewed for successive one-year terms after the Initial Employment Term. We subsequently amended Mr. Shore’s employment agreement to remove that certain definitive term of his employment such that his employment agreement shall expire if and when terminated by either party pursuant to the terms thereof. Mr. Slosman was also appointed as a Class 3 director, effective January 1, 2020, with a term expiring on the 2020 annual meeting of our stockholders.

As consideration for his services as chief executive officer, Mr. Slosman will be entitled to receive (i) an annual base salary, which as of July 1, 2022 was increased to $445,000, less applicable payroll deductions and tax (“Base Salary”), which will be reviewed by the Board on an annual basis for increase; (ii) reimbursement of up to $50,000 for any reasonable and customary, documented out-of-pocket relocation expenses actually incurred by Mr. Slosman in 2019 or 2020 calendar years, in connection with his relocation to Europe; (iii) annual performance bonuses in an amount up to 60% percent of the Base Salary, as may be in effect from time to time, for each calendar year during his employment with us based on the extent to which performance criteria/financial results for the applicable year have been met; and (iv) equity awards as of the date of the Slosman Employment Agreement that represent, in the aggregate, 5% of the Company’s issued and outstanding common stock determined on a fully diluted basis as of the date of grant (the “Equity Awards”), with 75% of the Equity Awards being granted as restricted stock units and with the remaining 25% of the Equity Awards being granted as stock options, all of which Equity Awards shall be outside of the 2013 Long-Term Incentive Plan and subject to terms and conditions of the award agreements entered by Mr. Slosman. In addition, on or before December 31, 2020, Mr. Slosman shall become eligible to receive an additional grant of equity awards under the 2013 Long-Term Incentive Plan and the applicable award agreements up to 5% (including the Equity Awards) of the Company’s actual outstanding shares of Common Stock on the date of grant, provided that the actual amount of the grant shall be based on the achievement of certain performance/financial criteria as established by the Board after consultation with Mr. Slosman, in its reasonable discretion.

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

In the event Mr. Slosman voluntarily resigns without good reason, we may, in our sole discretion, shorten the notice period and determine the date of termination without any obligation to pay Mr. Slosman any additional compensation other than the accrued obligations and without triggering a termination of Mr. Slosman’s employment without cause. In the event we terminate Mr. Slosman’s employment for cause or Mr. Slosman voluntarily resigns without good reason, we shall have no further liability or obligation to Mr. Slosman under the Slosman Employment Agreement. Notwithstanding the foregoing, in the event that this the Slosman Employment Agreement terminates, we shall, subject to the execution and timely return by Mr. Slosman of a release of claims, pay Mr. Slosman cash payments totalling $100,000 in the aggregate, payable in equal instalments on our regular pay dates that occur during the period commencing on 60th day following his employment termination date and ending on the last day of the Restricted Period (as defined below); provided, however, that if, at any time within the period commencing on the date that is 3 months prior to the termination of his employment agreement , we and a third party execute a definitive, written, and binding agreement (a “Sale Agreement”) to enter into certain transactions described therein that, if consummated, would constitute a change in control in us, then Mr. Slosman’s termination shall be deemed a termination by us without cause or for good reason, as of the date such Sale Agreement is executed, provided further that any amounts payable to Mr. Slosman pursuant to such termination shall be reduced by any amounts previously paid to him upon expiration of the Slosman Employment Agreement, termination by us for cause or voluntary resignation by Mr. Slosman without good reason.

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

Craig Shore

We have been a party to an employment agreement with Craig Shore since November 28, 2010. On May 5, 2014, we entered into an amended and restated employment agreement with Mr. Shore, which was amended on January 5, 2015, July 25, 2016, March 25, 2019, August 14, 2020, November 4, 2021, January 17, 2022 and January 15, 2023 (as amended, the “Shore Employment Agreement”). The Shore Employment Agreement had an initial term that originally was to end on December 31, 2020, and was to automatically renew for additional one-year periods on January 1st thereafter unless either party gave the other party written notice of its election not to extend such employment at least six months prior to the next January 1st renewal date. We subsequently amended the Shore Employment Agreement to remove that certain definitive term of his employment such that his employment agreement shall expire if and when terminated by either party pursuant to the terms thereof.

Under the terms of the Shore Employment Agreement, Mr. Shore is entitled to an annual base salary, which as of January 1, 2023 was increased to no less than NIS 93,912 per month (NIS 1,126,944 on an annualized basis). Such amount may be reduced only as part of an overall cost reduction program that affects all of our senior executives and does not disproportionately affect Mr. Shore, so long as such reduction does not reduce the base salary to a rate that is less than 90% of the amount set forth above (or 90% of the amount to which it has been increased). The base salary will be reviewed annually by our chief executive officer for increase (but not decrease, except as permitted as part of an overall cost reduction program) as part of our annual compensation review. Mr. Shore is also eligible to receive an annual bonus in an amount equal to 60% of his then-annual salary upon the achievement of reasonable target objectives and performance goals, to be determined by the board of directors in consultation with Mr. Shore. Mr. Shore is eligible to receive the percentage of his annual bonus corresponding to the percentage of his achievement of such target objectives and performance goals. The annual bonus will be reviewed annually by our chief executive officer for increase in the amount of the percentage of his then-base salary (but not decrease), as well as the criteria and the goals, as part of our annual compensation review. In addition, Mr. Shore is eligible to receive such additional bonus or incentive compensation as the board may establish from time to time in its sole discretion. Mr. Shore will also be considered for grants of equity awards each year as part of the board’s annual compensation review, which will be made at the sole discretion of the board of directors. Each grant will, with respect to any awards that are options, have an exercise price equal to the fair market value of our common stock as of the date of grant, and will be subject to a three-year vesting period subject to Mr. Shore’s continued service with us, with one-third of each additional grant vesting equally on the first, second, and third anniversary of the date of grant for such awards.

If Mr. Shore’s employment is terminated upon his death or disability, by us without cause (as such term is defined in the Shore Employment Agreement), or upon his resignation for “good reason” (as such term is defined in the Shore Employment Agreement), Mr. Shore will be entitled to receive, in addition to any amounts he is entitled to receive under the manager’s insurance policy: (i) any unpaid base salary and accrued unpaid vacation or earned incentive compensation and the pro rata amount of any bonus plan incentive compensation for the fiscal year of such termination (based on the number of business days he was actually employed by us during the fiscal year of such termination and based on the percentage of the goals that he actually achieved under the bonus plan) that he would have received had his employment not been terminated; (ii) a one-time lump sum severance payment equal to 100% of his base salary, provided that he executes a release relating to employment matters and the circumstances surrounding his termination in favor of us, our subsidiaries and our officers, directors and related parties and agents, in a form reasonably acceptable to us at the time of such termination; (iii) vesting of all unvested stock options, stock appreciation rights or similar stock-based rights granted to him and immediate lapse of any risk of forfeiture included in restricted or other stock grants previously made to Mr. Shore; (iv) an extension of the exercise period of all vested stock options granted to Mr. Shore until the earlier of (a) two years from the date of termination or (b) the latest date that each stock option would otherwise expire by its original terms; (v) to the fullest extent permitted by our then-current benefit plans, continuation of health, dental, vision and life insurance coverage for the lesser of 12 months after termination or until Mr. Shore obtains coverage from a new employer; and (vi) reimbursement of up to $30,000 for executive outplacement services, subject to certain restrictions. The severance payment described in (ii) of the foregoing sentence upon Mr. Shore’s death or disability will be reduced by any payments received by Mr. Shore pursuant to any of our employee welfare benefit plans providing for payments in the event of death or disability. If the Shore Employment Agreement is terminated by us for cause or by Mr. Shore voluntarily, Mr. Shore will only be entitled to unpaid amounts owed to him (e.g., base salary, accrued vacation and earned incentive compensation through the date of such termination) and whatever rights, if any, are available to him pursuant to our stock-based compensation plan or any award documents related to any stock-based compensation.

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

If we terminate Mr. Shore’s employment without cause, Mr. Shore will be entitled, under Israeli law, to severance payments equal to his last month’s salary multiplied by the number of years Mr. Shore has been employed with us. In order to finance this obligation, we make monthly contributions equal to 8.33% of Mr. Shore’s salary to a severance payment fund. The total amount accumulated in Mr. Shore’s severance payment fund as of December 31, 2022 was $254,000, as adjusted for conversion from New Israeli Shekels to U.S. Dollars. However, if Mr. Shore’s employment is terminated without cause, on account of a disability or upon his death, as of December 31, 2022, Mr. Shore would have been entitled to receive $308,000 in severance under Israeli law, thereby requiring us to pay Mr. Shore $54,000, in addition to releasing the $254,000 in Mr. Shore’s severance payment fund. On the other hand, pursuant to the Shore Employment Agreement, Mr. Shore is entitled to the total amount contributed to and accumulated in his severance payment fund in the event of the termination of his employment as a result of his voluntary resignation. In addition, Mr. Shore would be entitled to receive his full severance payment under Israeli law, including the total amount contributed to and accumulated in his severance payment fund, if he retires from our company at or after age 67.

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

Andrea Tommasoli

We have been a party to an employment agreement with Mr. Andrea Tommasoli since November 2, 2020 (the “Tommasoli Agreement”). Mr. Tommasoli served as the Company’s Senior Vice President of Global Sales and Marketing since November 2020 until his promotion to Chief Operating Officer, effective as of March 19, 2023. Following his promotion Mr. Tommasoli receives an annual base salary of 240,000 Euros (approximately $260,000) and is entitled to a yearly gross bonus of 35% of his base salary, which will be based on the Board’s assessment of Mr. Tommasoli’s individual performance and the overall performance of the Company. Mr. Tommasoli’s remuneration is subject to deduction of the employee’s share of social contributions, and CSG and CRDS. The Tommasoli Agreement was entered into for an indefinite period, and it may be terminated at any time by either the Company or Mr. Tommasoli with a six months’ notice period; however, no notice period applies in case of serious or gross misconduct. The Tommasoli Agreement further provides for standard benefits, such as reimbursement of business expenses, professional vehicle expenses and participation in the Company’s employee benefit plans and programs. The Tommasoli Agreement also contains certain standard confidentiality requirements.

Change of Control Agreements

Pursuant to our forms of our restricted stock award agreement, stock option agreement, or restricted stock unit award agreement pursuant to our, in the event of a change of control, any unvested awards shall become immediately vested.

We do not currently have any plans providing for the payment of retirement benefits to our named executive officers or directors, other than as described above and under “Agreements with Executive Officers” above.

We do not currently have any change-of-control or severance agreements with any of our named executive officers or directors, other than as described under “Agreements with Executive Officers” above. In the event of the termination of employment of the named executive officers, any and all unexercised stock options shall expire and no longer be exercisable after a specified time following the date of the termination, other than as described under “Agreements with Executive Officers” above.

Outstanding Equity Awards at December 31, 2022

The following table shows information concerning unexercised options and unvested shares of restricted stock outstanding as of December 31, 2022 for each of our named executive officers.

Option Awards						Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date	Number of shares of stock that have not vested (#)		Market value of shares of stock that have not vested ($)
Marvin Slosman	2,702	1,351	(1)	16.50	1/2/2030
						4,053	(2)	3,486
	17,412	8,706	(3)	5.85	8/31/2030
						26,117	(4)	22,461
	13,333	26,667	(5)	6.90	4/19/2031
	16,285	32,570	(6)	4.12	10/13/2031
						97,711	(7)	84,032

Craig Shore	1	-		124,687.50	07/25/2026
	10,057	5,029	(3)	5.85	8/31/2030
						15,085	(8)	12,973
	2,222	4,445	(5)	6.90	4/19/2031
	8,109	16,217	(9)	4.09	11/10/2031
						48,652	(10)	41,841

Andrea Tommasoli	4,023	2,012	(11)	5.25	11/2/2030
						6,034	(12)	5,190
	6,585	13,171	(6)	4.12	10/13/2031
						39,513	(13)	33,981

(1)	These options vest annually, with one vesting remaining on January 2, 2023.

(2)	These restricted stock units (RSUs) vest annually, with one vesting remaining on January 2, 2023.In case of the holders termination of services for any reason other than by the Company for cause, the Company shall convert the vested RSUs into the number of whole shares of Common Stock equal to the number of vested RSUs and shall deliver them to the holder.

(3)	These options vest annually, with one vesting remaining on August 31, 2023.

(4)	These RSUs vest annually, with one vesting remaining on August 31, 2023.

(5)	These options vest annually, with one-half vesting on each of April 19, 2023, and April 19, 2024.

(6)	These options vest annually, with one-half vesting on each of October 13, 2023, and October 13, 2024.

(7)	These RSUs vest annually, with one-half vesting on each of October 13, 2023, and October 13, 2024.

(8)	These shares of restricted stock vest annually, with one vesting remaining on August 31, 2023.

(9)	These options vest annually, with one-half vesting on each of November 10, 2023, and November 10, 2024.

(10)	These shares of restricted stock vest annually, with one-half vesting on each of November 10, 2023, and November 10, 2024.

(11)	These options vest annually, with one vesting remaining on November 2, 2023.

(12)	These shares of restricted stock vest annually, with one vesting remaining November 2, 2023.

(13)	These shares of restricted stock vest annually, with one-half vesting on each of October 3, 2023, and October 3, 2024.

Option Exercises and Stock Vested

There were no stock options exercised by our named executive officers during the twelve months ended December 31, 2022.

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

As of December 31, 2022, we had 73,175 shares of common stock available for future issuance under our 2013 Long-Term Incentive Plan.

As of March 28, 2023, we had 74,195 shares of common stock available for future issuance under our 2013 Long-Term Incentive Plan.

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

As of December 31, 2022, we had 739,826 shares of common stock available for future issuance under our 2021 Equity Incentive Plan.

As of March 28, 2023, we had 700,039 shares of common stock available for future issuance under our 2021 Equity Incentive Plan.

Director Compensation

The following table provides certain information concerning the compensation for services rendered in all capacities by each non-employee director serving on our board during the year ended December 31, 2022, other than Mr. Slosman, our Chief Executive Officer, who did not receive additional compensation for his services as director and whose compensation is set forth in the Summary Compensation Table found elsewhere in this Item 11.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Paul Stuka	62,000	-	-	-	62,000
Michael Berman	41,000	-	-	-	41,000
Campbell Rogers, M.D.(1)	21,333	-	-	-	21,333
Thomas Kester	46,000	-	-	-	46,000
Gary Roubin, M.D.	35,000	-	-	-	35,000
Kathryn Arnold	36,000	-	-	-	36,000

(1)	Dr. Rogers’ term as a director ended on August 31, 2022

For the 2022 calendar year, our board approved the following compensation for our independent directors: (i) a $48,000 stipend, payable quarterly to the chairman of the board; (ii) a $30,000 stipend, payable quarterly to the other directors; (iii) annual committee chair compensation of $12,000 for the chairman of the audit committee, $8,000 for the chairman of the compensation committee and $5,000 for the chairmen of the nominating and corporate governance committee and the research and development committee; and (iv) annual committee membership compensation of $4,000 for members of the audit committee and the compensation committee and $2,000 for members of the nominating and corporate governance committee and the research and development committee.

Beginning on January 1, 2023, directors may elect to receive all or a portion of their cash retainer amount in shares of our common stock under the 2021 Equity Incentive Plan. If a director makes that election, a stock award under the 2021 Plan will be paid quarterly on the first day of each quarter (“Grant Dates”) and will become fully vested on the Grant Dates. The stock award will be determined by dividing (x) the product of the cash retainer amount and percentage of the cash retainer amount elected to be taken in shares by (y) the “Fair Market Value” (as defined in the 2021 Equity Incentive Plan of a share on the Grant Dates. If a director’s service on the board terminates for any reasons prior to a Grant Date, he/she will receive a pro rata portion of shares or cash based on the number of days served on the board during the relevant quarter.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 28, 2023 by:

●	each person known by us to beneficially own more than 5.0% of our common stock;

●	each of our directors;

●	each of the named executive officers; and

●	all of our directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security.

Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o InspireMD, Inc., 4 Menorat Hamaor St., Tel Aviv, Israel 6744832. As of March 28, 2023, we had 8,326,648 shares outstanding.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percentage Beneficially Owned(1)
5% Owners
Officers and Directors
Marvin Slosman	189,106	(2)	2.22%
Craig Shore	362,749	(3)	4.25%
Michael Berman	12,329	(4)	*
Paul Stuka	122,280	(5)	1.47%
Thomas Kester	47,647	(6)	*
Gary Roubin, M.D.	195,864	(7)	2.34%
Kathryn Arnold	32,042	(8)	*
Shane Gleason	-		*
Andrea Tommasoli	87,982	(9)	1.06%
All directors and executive officers as a group (9 persons)	1,049,997		11.94%

*	Represents ownership of less than one percent.

(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 30, 2023. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)	Consists of (i) 6,392 shares of common stock, (ii) 12,159 Restricted Stock Units granted outside the plan that are currently exercisable or exercisable within 60 days of March 30, 2023, (iii) 52,235 Restricted Stock Units granted under the 2013 Equity Incentive Plan, (iv) 48,856 Restricted Stock Units granted under the 2021 Equity Incentive Plan, (v) options to purchase 64,417 shares of common stock that are currently exercisable or exercisable within 60 days of March 30, 2023, and (vi) 5,048 warrants to purchase shares of common stock that are currently exercisable.

(3)	Consists of (i) 54,902 shares of common stock, (ii) options to purchase 22,612 shares of common stock that are currently exercisable or exercisable within 60 days of March 30, 2023, (iii) 15,085 shares of restricted stock granted under the Israeli Appendix of the InspireMD, Inc. 2013 Long-Term Incentive Plan, (iv) 48,652 shares of restricted stock granted under the 2021 Equity Incentive Plan, and (v) 224,219 shares of restricted stock granted to employees under the Israeli Appendix of the InspireMD, Inc. 2013 Long-Term Incentive Plan held in trust, and with respect to which Mr. Shore was granted a proxy with the right to vote such shares at his discretion.

(4)	Consists of (i) 5,378 shares of common stock, (ii) warrants to purchase 2,688 shares of common stock that are currently exercisable or exercisable within 60 days of March 30, 2023, and (iii) options to purchase 4,263 shares of common stock that are currently exercisable or exercisable within 60 days of March 30, 2023. Excludes 10,710 shares of restricted stock granted under the Israeli Appendix of InspireMD, Inc. 2013 Long-Term Incentive Plan and 17,248 shares of restricted stock granted under the 2021 Equity Incentive Plan held in trust, with respect to which the trustee has a proxy with the right to vote such shares at his discretion.

(5)	Paul Stuka is the principal and managing member of Osiris Investment Partners, L.P., and, as such, has beneficial ownership of (A) 73,534 shares of common stock (B) personally holding (i) options to purchase 6,443 shares of common stock that are currently exercisable or exercisable within 60 days of March 30, 2023, (ii) 5,310 shares of restricted stock granted under the InspireMD, Inc. 2013 Long-Term Incentive Plan, (iii) 17,386 shares of restricted stock granted under the 2021 Equity Incentive Plan, and (iv) 19,607 shares of common stock.

(6)	Consists of (i) 19,077 shares of common stock, (ii) 8,780 shares of restricted stock granted under the InspireMD, Inc. 2013 Long-Term Incentive Plan, (iii) 11,499 shares of restricted stock granted under the 2021 Equity Incentive Plan, (iv) 4,032 warrants to purchase shares of common stock that are currently exercisable, and (v) options to purchase 4,260 shares of common stock that are currently exercisable or exercisable within 60 days of March 28, 2023.

(7)	Consists of (i) 147,385 shares of common stock, (ii) 5,310 shares of restricted stock granted under the InspireMD, Inc. 2013 Long-Term Incentive Plan, (ii) 11,499 shares of restricted stock granted under the 2021 Equity Incentive Plan, and (iii) 22,880 warrants to purchase shares of common stock that are currently exercisable and (iv) options to purchase 8,790 shares of common stock that are currently exercisable or exercisable within 60 days of March 28, 2023.

(8)	Consists of (i) 9,261 shares of common stock, (ii) 7,024 shares of restricted stock granted under the InspireMD, Inc. 2013 Long-Term Incentive Plan, (iii) 11,499 shares of restricted stock granted under the 2021 Equity Incentive Plan, and (iv) options to purchase 4,258 shares of common stock that are currently exercisable or exercisable within 60 days of March 28, 2023.

(9)	Consists of (i) 31,825 shares of common stock, (ii) 6,034 shares of restricted stock granted under the InspireMD, Inc. 2013 Long-Term Incentive Plan, (iii) 39,513 shares of restricted stock granted under the 2021 Equity Incentive Plan, and (iv) options to purchase 10,609 shares of common stock that are currently exercisable or exercisable within 60 days of March 28, 2023.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2022, with respect to our equity compensation plans under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	451,293		4.43	813,001
Equity compensation plans not approved by security holders	10,088	(1)	9.77	-
Total	461,381		4.55	813,001

(1)	Comprised of awards made to individuals outside the InspireMD, Inc. 2011 UMBRELLA Option Plan, 2013 Long Term Incentive Plan and 2021 Equity Incentive Plan, as described below:

●	On January, 2020, we issued to Mr. Marvin Slosman, our Chief Executive Officer, President and Director, 12,159 shares of restricted stock and 4,053 shares of common stock, as inducement awards outside the Company’s 2013 Long-Term Incentive Plan.

●	On November 3, 2020, we issued to Mr. Andrea Tommasoli, our Senior Vice President of Global Sales and Marketing, options to purchase 6,035 shares of our common stock, as inducement awards outside the Company’s 2013 Long-Term Incentive Plan.

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

Item 14. Principal Accountant Fees and Services.

The fees billed for professional services provided to us by Kesselman & Kesselman, Certified Public Accountants (“Kesselman”), a member of PricewaterhouseCoopers International Limited, for the years ended December 31, 2022 and 2021 are described below.

Fee category	2022	2021
Audit Fees (1)	$188,000	$176,000
Audit – related fees	25,900	$49,900
Tax fees	40,282	$38,675
All other fees	-	$-
Total fees	$254,182	$264,575

Audit Fees

Kesselman billed us audit fees in the aggregate amount of $188,000 and $176,000 for the years ended December 31, 2022 and 2021, respectively. These fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

Audit-Related Fees

Kesselman billed us audit-related fees in the aggregate amount of $25,900 and $49,900 for the year ended December 31, 2022 and 2021, respectively. The fees for the year ended December 31, 2022 mostly related to registration statement on Form S-3 filed with the SEC in June 2022.

The fees for the year ended December 31, 2021 mostly related to registration statement on Form S-1 filed with the SEC in February 2021 and to registration statement on Form S-3 filed with the SEC in April 2021.

Tax Fees

Kesselman billed us tax fees in the aggregate amount of $40,282 and $38,675 for the year ended December 31, 2022 and 2021, respectively. These fees relate to professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Kesselman did not bill us for any other fees for the year ended December 31, 2022 and 2021.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Documents filed as part of report:

1. Financial Statements

The following financial statements are included herein:

●	Report of Kesselman & Kesselman, Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets as of December 31, 2022 and 2021
●	Consolidated Statements of Operations for the Years Ended December 31, 2022 and 2021
●	Consolidated Statements of Changes in Equity for the Years Ended December 31, 2022 and 2021
●	Consolidated Statements of Cash Flows for the Years Ended December 31, 2022 and 2021
●	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

None

3. Exhibits

See Index to Exhibits

Item 16. Form 10-K Summary

Not applicable.

Index to Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2015)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2021).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 25, 2016)

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 29, 2016)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 15, 2017)

3.6	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 29, 2017)

3.7	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 12, 2017)

3.8	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 7, 2018)

3.9	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 1, 2018)

3.10	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 3, 2018)

3.11	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc., dated March 27, 2019 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 28, 2019)

3.12	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc., dated April 14, 2021 (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2021)

3.13	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 5, 2013)

3.15	Form of Series B Warrant Agent Agreement and Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to Amendment No.3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2017)

4.1*	Description of Securities

10.2+	Form of Indemnity Agreement between InspireMD, Inc. and each of the directors and executive officers thereof (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.3	Agreement by and between InspireMD Ltd. and MeKo Laser Material Processing, dated as of April 15, 2010 (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.4	Agreement by and between InspireMD Ltd. and Natec Medical Ltd, dated as of September 23, 2009 (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.5+	InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2013)

10.6+	Amended and Restated Employment Agreement, dated May 5, 2014, by and between InspireMD, Inc. and Craig Shore (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2014)

10.7+	First Amendment to the InspireMD, Inc. Amended and Restated 2011 UMBRELLA Option Plan (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2014)

10.8+	Form of Incentive Stock Option Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.9+	Form of Nonqualified Stock Option Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.3 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.10+	Form of Restricted Stock Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.4 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.11+	Form of Restricted Stock Unit Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.5 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.12+	Form of Section 3(i) Stock Option Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (Israeli) (incorporated by reference to Exhibit 99.6 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.13+	Form of Section 102 Capital Gain Stock Option Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (Israeli) (incorporated by reference to Exhibit 99.7 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.14+	Form of Section 102 Capital Gain Restricted Stock Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (Israeli) (incorporated by reference to Exhibit 99.8 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.15+	Form of Stock Option Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (European) (incorporated by reference to Exhibit 99.9 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.16+	Form of Restricted Stock Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (European) (incorporated by reference to Exhibit 99.10 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.17+	Form of Stock Option Award Agreement outside the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.11 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.18+	First Amendment to Amended and Restated Employment Agreement, dated January 5, 2015, by and between InspireMD, Inc. and Craig Shore (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2015)

10.19+	First Amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 9, 2015)

10.20+	Second Amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 25, 2016)

10.21+	Second Amendment to Amended and Restated Employment Agreement, dated July 25, 2016, by and between InspireMD, Inc. and Craig Shore agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 29, 2016)

10.22+	Third Amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 29, 2016)

10.23+	Director Offer Letter, between InspireMD, Inc. and Thomas J. Kester, dated September 6, 2016

10.29	Form of Underwriter Warrant, dated April 2, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 3, 2018)

10.31	Form of Series D Warrant (incorporated by reference to Exhibit A to Exhibit 4.3 to the Company’s Registration Statement on Form S-1, Amendment No. 2, filed with the SEC on June 26, 2018 (File No. 333-225680))

10.32	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1, Amendment No. 2, filed with the SEC on June 26, 2018 (File No. 333-225680))

10.33+	Fourth Amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 26, 2018)

10.34+	Fifth Amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 21, 2019)

10.35+	Third Amendment to Amended and Restated Employment Agreement, dated March 25, 2019, by and between InspireMD, Inc. and Craig Shore (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 28, 2019)

10.36	Form of Underwriter Warrant, dated April 8, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 8, 2019)

10.37	Form of Series E Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on September 13, 2019 (File No. 333-233432)).

10.38	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on September 13, 2019 (File No. 333-233432)).

10.39+	Employment Agreement, dated December 9, 2019, by and between the Company and Marvin Slosman (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 10, 2019).

10.40+	First Amendment to Employment Agreement, dated December 31, 2019, by and between the Company and Marvin Slosman (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 6, 2020).

10.41+	Nonqualified Stock Option Agreement, by and between the Company and Marvin Slosman (incorporated by reference to Exhibit 10.60 to the Annual Report on Form 10-K filed on March 10, 2020)

10.42+	Restricted Stock Unit Award agreement, by and between the Company and Marvin Slosman (incorporated by reference to Exhibit 10.61 to the Annual Report on Form 10-K filed on March 10, 2020)

10.43	Form of Series F Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on June 1, 2020 (File No. 333-238247)).

10.44	Form of Underwriter Warrant (incorporated by reference to Exhibit 1.1 to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on June 1, 2020 (File No. 333-238247))

10.45	Form of Series G Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on February 3, 2021 (File No. 333-238247))

10.46	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on February 3, 2021 (File No. 333-238247))

10.47+	Sixth Amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 31, 2020)

10.48+	Seventh Amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 9, 2021)

10.49+	First Amendment to Employment Agreement, dated November 8, 2021, by and between InspireMD, Inc. and Marvin Slosman (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 8, 2021).

10.50+	Fifth Amendment to Employment Agreement, dated November 4, 2021, by and between InspireMD, Inc. and Craig Shore (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 8, 2021).

10.51+	Sixth Amendment to Employment Agreement, dated January 17, 2022, by and between InspireMD, Inc. and Craig Shore (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K filed on March 7, 2022)

10.52+	2021 Equity Compensation Plan (incorporated by reference to Annex A to the registrant’s Proxy Statement on Schedule 14A filed with the Commission on August 12, 2021).

10.53+	Form of Nonqualified Stock Option Agreement for U.S. employees under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.53 to the Annual Report on Form 10-K filed on March 7, 2022)

10.54+	Form of Nonqualified Stock Option Agreement for European employees under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K filed on March 7, 2022)

10.55+	Form of Nonqualified Stock Option Agreement for consultants under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K filed on March 7, 2022)

10.56+	Form of Nonqualified Stock Option Agreement for Israeli employees under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K filed on March 7, 2022)

10.57+	Form of Nonqualified Stock Option Agreement for U.S. directors under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.57 to the Annual Report on Form 10-K filed on March 7, 2022)

10.58+	Form of Restricted Stock Award Agreement for U.S. employees under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.58 to the Annual Report on Form 10-K filed on March 7, 2022)

10.59+	Form of Restricted Stock Award Agreement for U.S. directors under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.59 to the Annual Report on Form 10-K filed on March 7, 2022)

10.60+	Form of Restricted Stock Award Agreement for Israeli employees under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.60 to the Annual Report on Form 10-K filed on March 7, 2022)

10.61+	Form of Restricted Stock Award Agreement for European employees under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.61 to the Annual Report on Form 10-K filed on March 7, 2022)

10.62+	Form of Restricted Stock Unit Award Agreement under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.62 to the Annual Report on Form 10-K filed on March 7, 2022)

10.63	Sales Agreement by and between InspireMD, Inc. and A.G.P./Alliance Global Partners, dated June 3, 2022 (incorporated by reference to Exhibit 1.2 of the Registration Statement on Form S-3 as filed on June 3, 2022).

10.64+*	Third Amendment to Employment Agreement, dated January 5, 2023, by and between InspireMD, Inc. and Marvin Slosman

10.65+*	Seventh Amendment to Employment Agreement, dated January 18, 2023, by and between InspireMD, Inc. and Craig Shore

10.66+*^	Employment Agreement, dated November 2, 2020, by and between the Company and Andrea Tommasoli

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

23.1*	Consent of Kesselman & Kesselman, Certified Public Accountants

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

^ Portions of this exhibit (indicated by asterisks) have been omitted under rules of the U.S. Securities and Exchange Commission permitting the confidential treatment of select information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIREMD, INC.

Date: March 30, 2023	By:	/s/ Marvin Slosman
Marvin Slosman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marvin Slosman	President, Chief Executive Officer and Director	March 30, 2023
Marvin Slosman	(principal executive officer)

/s/ Craig Shore	Chief Financial Officer, Chief Administrative Officer, Secretary and Treasurer	March 30, 2023
Craig Shore	(principal financial and accounting officer)

/s/ Paul Stuka	Chairman of the Board of Directors	March 30, 2023
Paul Stuka

/s/ Michael Berman	Director	March 30, 2023
Michael Berman

/s/ Thomas J. Kester	Director	March 30, 2023
Thomas J. Kester

/s/ Gary Roubin	Director	March 30, 2023
Gary Roubin

/s/ Kathryn Arnold	Director	March 30, 2023
Kathryn Arnold

INSPIREMD, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2022

F-1

INSPIREMD, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2022

Report of Independent Registered Public Accounting Firm

To the board of directors and shareholders of InspireMD Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of InspireMD Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in equity and cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

March 30, 2023

We have served as the Company’s auditor since 2010.

INSPIREMD, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

	December 31,
	2022		2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,632		$12,004
Short-term bank deposits	13,171		22,036
Accounts receivable:
Trade, net	1,034		1,224
Other	213		165
Prepaid expenses	655		522
Inventory	1,621		1,143
TOTAL CURRENT ASSETS	21,326		37,094

NON-CURRENT ASSETS:
Property, plant and equipment, net	917		632
Operating lease right of use assets	1,554		1,081
Fund in respect of employee rights upon retirement	856		905
TOTAL NON-CURRENT ASSETS	3,327		2,618
TOTAL ASSETS	$24,653		$39,712

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	659		893
Other	4,411		3,454
TOTAL CURRENT LIABILITIES	5,070		4,347

LONG-TERM LIABILITIES:
Operating lease liabilities	1,195		781
Liability for employee rights upon retirement	995		1,052

TOTAL LONG-TERM LIABILITIES	2,190		1,833

COMMITMENTS AND CONTINGENT LIABILITIES (Note 6)
TOTAL LIABILITIES	7,260		6,180

EQUITY:

Common stock, par value $0.0001 per share; 150,000,000 shares authorized at December 31, 2022 and 2021; 8,330,918 and 8,296,256 shares issued and outstanding at December 31, 2022 and 2021, respectively	1		1
Preferred C shares, par value $0.0001 per share; 1,172,000 shares authorized at December 31, 2022 and 2021; 1,718 shares issued and outstanding at December 31, 2022 and 2021;		*		*
Additional paid-in capital	218,977		216,625
Accumulated deficit	(201,585)		(183,094)
Total equity	17,393		33,532
Total liabilities and equity	$24,653		$39,712

*	Represents an amount less than $1

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except per share data)

	Year Ended December 31,
	2022	2021

REVENUES	$5,171	$4,495
COST OF REVENUES	4,054	3,741
GROSS PROFIT	1,117	754
OPERATING EXPENSES:
Research and development	7,810	5,158
Selling and marketing	3,664	2,907
General and administrative	8,356	7,405
Total operating expenses	19,830	15,470
LOSS FROM OPERATIONS	(18,713)	(14,716)
FINANCIAL INCOME (EXPENSES), net:	250	(157)
LOSS BEFORE TAX EXPENSES	(18,463)	(14,873)
TAX EXPENSES	28	45
NET LOSS	$(18,491)	$(14,918)
NET LOSS PER SHARE - basic and diluted	(2.35)	(2.03)
WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES USED IN COMPUTING NET LOSS PER SHARE - basic and diluted	7,871,814	7,346,022

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. dollars in thousands, except share data)

	Common stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Additional paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity

BALANCE as of January 1, 2021	3,284,322	*	17,303	*	2,343	*	$180,339	$(168,176)	$12,163
Net loss								(14,918)	(14,918)
Issuance of common shares, including at the market offering net of $2,024 issuance costs	3,133,775	1					25,241		25,242
Exercise of Warrants F	1,093,536	*					8,120		8,120
Exercise of Warrants G	131,876	*					1,349		1,349
Conversion of Series B Convertible Preferred Stock to common shares	207,528	*	(17,303)	*					*
Conversion of Series C Convertible Preferred Stock to common shares	831	*			(625)	*			*
Share-based compensation related to restricted stock, restricted stock units and stock options award, net of forfeitures of 20,822 shares	399,120						1,576		1,576
Round up of shares due to reverse stock split effectuated on April 26, 2021	45,268	*	-	-	-	-	-	-	*
BALANCE as of December 31, 2021	8,296,256	1	-	-	1,718	*	216,625	(183,094)	33,532

*	Represents an amount less than $1

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. dollars in thousands, except share data)

	Common stock		Series C Convertible Preferred Stock		Additional paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	capital	deficit	equity

BALANCE as of December 31, 2021	8,296,256	1	1,718	*	216,625	(183,094)	33,532
Net loss						(18,491)	(18,491)
Share-based compensation related to restricted stock, restricted stock units and stock options award, net of forfeitures of 10,832 shares	34,662				2,352		2,352
BALANCE as of December 31, 2022	8,330,918	1	1,718	*	218,977	(201,585)	17,393

*	Represents an amount less than $1

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Year ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,491)	$(14,918)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	188	161
Gain from sale of property, plant and equipment	-	(1)
Change in liability for employees rights upon retirement	(57)	142
Other financial expense	131	8
Change in operating right of use asset and operating leasing liability	(60)	(14)
Increase in interest receivable on short term deposits	(135)	(36)
Share-based compensation expenses	2,352	1,576
Loss (gain) on amounts funded in respect of employee rights upon retirement, net	135	(67)
Changes in operating asset and liability items:
Decrease (Increase) in prepaid expenses	7	(188)
Decrease (increase) in trade receivables	190	(748)
Increase in other receivables	(48)	(19)
Decrease (increase) in inventory	(478)	272
Increase (decrease) in trade payables	(234)	657
Increase (decrease) in other payables	958	(35)
Net cash used in operating activities	(15,542)	(13,210)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(473)	(344)
Investment in short-term bank deposits	(19,000)	(24,000)
Withdrawal from short-term bank deposits	28,000	2,000
Amounts funded in respect of employee rights upon retirement	(86)	(113)
Net cash provided by (used in) investing activities	8,441	(22,457)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance costs of At The Market offering	(140)	-
Proceeds from issuance of shares and warrants and exercise of Pre-Funded Warrants and unit purchase option, net of $2,024 issuance costs	-	35,034
Net cash provided by (used in) financing activities	(140)	35,034
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(131)	(8)
DECREASE IN CASH AND CASH EQUIVALENTS	(7,372)	(641)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	12,004	12,645
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,632	$12,004
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of right-of-use assets by means of lease liabilities	835	91

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

The Company has an accumulated deficit as of December 31, 2022, as well as a history of net losses and negative operating cash flows in recent years. The Company expects to continue incurring losses and negative cash flows from operations until its product, CGuard™ EPS, reaches commercial profitability. As a result of these expected losses and negative cash flows from operations, along with the Company’s current cash position, the Company has sufficient resources to fund operations until the end of September 2023. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. These financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 - DESCRIPTION OF BUSINESS (continued):

c.

Failure to satisfy regulatory requirements of the new European Medical Device Regulation could prevent the Company from marketing CGuard EPS in countries requiring the CE Mark.

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

In the Company’s specific case, the Company’s’ CE mark for CGuard EPS under the MDD expired on November 12, 2022 and it is in the final stages of technical documentation review by the Notified Body auditor to meet the Medical Device Regulation (“MDR”) (MDR 2017/745) requirements (which replaced the MDD) for recertification. In the meantime, on February 14, 2023, the Company received a derogation per Article 97 paragraph 1 of Regulation 2017/745 from the Agency for Medicines and Health Products (FAMHP) allowing it to continue marketing CGuard EPS in the European Union until August 15, 2023 subject to certain procedural requirements. Subsequently, on March 20, 2023, Regulation (EU) 2023/607 was published allowing us to continue marketing CGuard EPS in EU countries under the MDD directive until December 31, 2027. This allows the Company to market and sell CGuard EPS in the EU and certain other jurisdictions subject to certain procedural requirements while the Company’s MDR CE recertification is pending.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 - DESCRIPTION OF BUSINESS (continued):

d.	Risks Related to the Geopolitical and Military Tensions Between Russia and Ukraine in Europe

In February 2022, Russia launched a military invasion into Ukraine. The Company derived approximately 9.9% of total sales in Russia and Belarus in 2021 while during 2022 the Company’s sales to Russia and Belarus were 12.1%. The escalation of geopolitical instability in Russia and Ukraine as well as currency fluctuations in the Russian Ruble could negatively impact the Company’s operations, sales, and future growth prospects in that region.

As a result of the crisis in Ukraine, the United States and the EU have implemented sanctions against certain Russian individuals and entities and have made it more difficult for us to collect on outstanding accounts receivable from customers in this region. The Company’s global operations expose the Company to risks that could adversely affect the Company’s business, financial condition, results of operations, cash flows or the market price of the Company’s securities, including the potential for increased tensions between the United States and Russia resulting from the current situation involving Russia and Ukraine, tariffs, economic sanctions and import-export restrictions imposed by either nation, and retaliatory actions by the other nation, as well as the potential negative impact on the Company’s business and sales in Russia, and Belarus. Current geopolitical instability in Russia and Ukraine and related sanctions by the U.S. government against certain companies and individuals may hinder the Company’s ability to conduct business with potential or existing customers and vendors in these countries.

The U.S. government has imposed sanctions through several executive orders restricting U.S. companies from conducting business with specified Russian individuals and companies. While the Company believes that the executive orders currently do not preclude the Company from conducting business with the Company’s current customers or vendors in Russia, and Belarus, the sanctions imposed by the U.S. government may be expanded in the future to restrict the Company from engaging with them. If the Company is unable to conduct business with new or existing customers or vendors or pursue business opportunities in Russia, or Belarus, the Company’s business, including revenue, profitability and cash flows, and operations could be adversely affected. The Company cannot provide assurance that current sanctions or potential future changes in sanctions will not have a material impact on the Company’s operations in Russia, and Belarus or on the Company’s financial results.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a. Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates using assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

f. Concentration of credit risk and allowance for doubtful accounts

Financial instruments that may potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and short-term bank deposits, which are deposited in major financially sound institutions in the U.S, Israel and Germany, and trade accounts receivable. The Company’s trade accounts receivable is derived from revenues earned from customers from various countries. The Company performs ongoing credit evaluations of its customers’ financial condition and, requires no collateral from its customers. The Company also has a credit insurance policy for some of its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected ability to collect the accounts receivable. The Company reviews its allowance for doubtful accounts quarterly by assessing individual accounts receivable and all other balances based on historical collection experience and an economic risk assessment. If the Company determines that a specific customer is unable to meet its financial obligations to the Company, the Company provides an allowance for credit losses to reduce the receivable to the amount management reasonably believes will be collected, which is netted against “Accounts receivable - Trade”.

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

h. Leases

Operating leases are included in operating lease right-of-use (“ROU”) assets. Short-term balances regarding lease liabilities are included in accounts payable and accruals - Other and long-term balances regarding lease liabilities are included in operating lease liabilities. ROU assets represent Company’s right to use an underlying asset for the lease term and lease liabilities represent obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses the incremental borrowing rate based on the information available at the lease commencement date as the rate implicit in the lease is not readily determinable. The determination of the incremental borrowing rate requires management judgment based on information available at lease commencement. The lease terms may include periods covered by options to extend the lease when it is reasonably certain that the Company will exercise such options, and periods covered by options to terminate the lease when it is reasonably certain that the Company will not exercise such options. Operating lease cost is recognized on a straight-line basis over the lease term. Lease agreements that include lease and non-lease components are accounted for as a single lease component. The Company elected the short-term lease recognition exemption for leases with a lease term of 12 months or less.

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

j. Impairment in value of long-lived assets

The Company tests long-lived tangible assets for impairment whenever events or circumstances present an indication of impairment. If the sum of expected future cash flows (undiscounted and without interest charges) of the long-lived assets is less than the carrying amount of such assets, an impairment would be recognized, and the assets would be written down to their estimated fair values, based on expected future discounted cash flows.

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

Revenue from sales of goods, including sales to distributors, is recognized when the customer obtains control of the product, once the Company has a present right to payment and the customer has legal title, and risk and rewards of ownership are obtained by the customer. Generally, this occurs when products are shipped. In few cases when products are directly sold to medical centers on consignment basis, revenue is recognized when the product is consumed.

The Company recognizes the incremental costs of obtaining contracts as an expense since the amortization period of the assets that the Company otherwise would have recognized is one year or less. The costs are recorded under selling and marketing expenses. Disaggregated revenue is disclosed in Note 11.

The Company recognizes revenue net of value added tax (VAT).

l. Research and development costs

Research and development costs, including the costs of the Company’s US based clinical trial costs of approximately $4,468,000 and $2,037,000 for the years ended December 31, 2022 and 2021, respectively, and are charged to the statement of operations as incurred.

m. Share-based compensation

The Company has equity incentive plans under which the Company grants equity awards, including stock options, restricted stock and restricted stock units (“RSUs”) to employees and service providers. Employee equity awards are classified as equity awards and accounted for using the grant-date fair value method. The Company determines compensation expense associated with restricted stock and RSUs based on the fair value of our common stock on the date of grant. The fair value of option awards is estimated using the Black-Scholes valuation model and expensed over the requisite service period. The Company elected to account for forfeitures as they occur.

The Company elected to recognize compensation expenses for awards to employees with only service conditions that have graded vesting schedules using the accelerated multiple option approach.

n. Uncertain tax positions

The Company follows a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit. If under the first step a tax position is assessed to be more likely than not of being sustained on audit, the second step is performed, under which the tax benefit is measured as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Such liabilities are classified as long-term, unless the liability is expected to be resolved within twelve months from the balance sheet date. The Company’s policy is to include interest related to unrecognized tax benefits within “Financial expenses - net”.

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

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

p. Advertising

Costs related to advertising and promotion of products are charged to sales and marketing expense as incurred. Advertising expenses were approximately $359,000 and $290,000 for the years ended December 31, 2022 and 2021, respectively.

q. Net loss per share

Basic and diluted net loss per share is computed by dividing the net loss for the period attributable to common stock by the weighted average number of shares of common stock outstanding during the period, including 0 and 11,696 weighted average shares of common stock issuable to holders of Series B Convertible Preferred Stock for the years ended December 31, 2022 and 2021, respectively. The total number of shares of common stock related to outstanding options, warrants, restricted stock, RSUs and Series C Convertible Preferred Stock excluded from the calculations of diluted loss per share were 2,741,355 and 2,840,179 for the years ended December 31, 2022 and 2021, respectively.

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

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

t. Issued accounting pronouncements effective in future periods

Financial Instruments - Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses on Financial Instruments. This guidance replaces the current incurred loss impairment methodology. Under the new guidance, on initial recognition and at each reporting period, an entity is required to recognize an allowance that reflects its current estimate of credit losses expected to be incurred over the life of the financial instrument based on historical experience, current conditions and reasonable and supportable forecasts. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates (“ASU 2019-10”). The purpose of this amendment is to create a two-tier rollout of major updates, staggering the effective dates between larger public companies and all other entities. This granted certain classes of companies, including Smaller Reporting Companies (“SRCs”), additional time to implement major FASB standards, including ASU 2016-13. Larger public companies had an effective date for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All other entities are permitted to defer adoption of ASU 2016-13, and its related amendments, until the earlier of fiscal periods beginning after December 15, 2022. Under the current SEC definitions, the Company meets the definition of an SRC and is adopting the deferral period for ASU 2016-13. The guidance requires a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

a.	Composition of assets, grouped by major classifications, is as follows:

	December 31,
	2022	2021
	($ in thousands)
Cost:
Computer equipment	$396	$361
Office furniture and equipment	231	157
Machinery and equipment	1,704	1,599
Leasehold improvements	494	243
	2,825	2,360
Less - accumulated depreciation and amortization	(1,908)	(1,728)
Net carrying amount	$917	$632

b.	Depreciation and amortization expenses totaled approximately $188,000 and $161,000 for the years ended December 31, 2022 and 2021, respectively.

NOTE 4 - LIABILITY FOR EMPLOYEES RIGHT UPON RETIREMENT

Israeli labor law generally requires payment of severance pay upon dismissal of an employee or upon termination of employment in certain other circumstances.

Pursuant to section 14 of the Israeli Severance Compensation Act, 1963, most of the Company’s employees are entitled to have monthly deposits, at a rate of 8.33% of their monthly salary, made in their name with insurance companies. Payments in accordance with section 14 relieve the Company from any future severance payments to these employees. The severance pay expenses for such employees were approximately $241,000 and $199,000 for the years ended December 31, 2022 and 2021, respectively.

The severance pay liability of the Company for the rest of its Israeli employees, which reflects the undiscounted amount of the liability, is based upon the number of years of service and the latest monthly salary. The severance pay liability is partly covered by insurance policies and by regular deposits with recognized severance payment funds. The Company may only withdraw funds previously deposited for savings in connection with the payment of severance. The severance pay expenses for such employees were approximately $68,000 and $103,000 for the years ended December 31, 2022 and 2021, respectively.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5 – LEASE AGREEMENTS

1)	The Company’s Israeli subsidiary had a lease agreement for a facility in Israel, which expired on December 31, 2022 with an option to extend the agreement for two additional years until December 31, 2024. On May 25, 2022 the Company amended the agreement mentioned above and extended it until December 31, 2026 as well as leasing of additional space in the facility, the additional space amendment was taken in consideration when calculating the operating lease right of use assets and liabilities.

2)	Operating lease cost for the years ended December 31, 2022 and 2021 was $442,000 and $476,000 respectively.

Supplemental information related to leases are as follows:

	December 31	December 31
	2022	2021
	($ in thousands)	($ in thousands)
Operating lease right-of-use assets	1,554	1,081
Current Operating lease liabilities	(419)	(420)
Non-current operating lease liabilities	(1,195)	(781)

Other information:

Operating cash flows from operating leases (cash paid in thousands)	(436)	(437)
Weighted Average Remaining Lease Term	4	3
Weighted Average Discount Rate	8.69%	8.38%

Maturities of lease liabilities are as follows:

Amount
($ in thousands)
2023	432
2024	472
2025	472
2026	513
Total lease payments	1,889
Less imputed interest	(275)
Total	1,614

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

In addition, the agreement stipulates that if the Distributor fails to obtain the Regulatory Approvals by the time stipulated in the agreement due to the failure of the clinical trials, and this Agreement was terminated as a result of such failure to obtain Regulatory Approvals, InspireMD shall reimburse Distributor in an amount which is 50% of Distributor’s direct out of pocket costs to 3rd parties for conducting the clinical trials, which reimbursement will not exceed USD 1,000,000. The financial statements include a liability, based on 50% of the Distributor costs incurred up to December 31, 2022. The liability at December 31, 2022. is immaterial.

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

Public Offering

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

In addition, and on the same day, the Company entered into an investment transaction with one of the Chinese parties to the Distribution Agreement, which included a securities purchase agreement pursuant to which investor agreed to invest $900,000 in exchange for 89,445 shares of the Company’s common stock at a purchase price of $10.062 per share.

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

On July 7, 2016, the Company issued 442,424 shares of Series B Preferred Stock in a public offering. During the year ended December 31, 2021, all the remaining 17,303 shares of Series B Convertible Preferred Stock were converted into 207,528 shares of common stock.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7 – EQUITY (continued):

On March 14, 2017, the Company issued 1,069,822 shares of Series C Preferred Stock in a public offering.

During the year ended December 31, 2021, an amount of 625 shares of Series C Convertible Preferred Stock were converted into 831 shares of common stock. As of December 31, 2021 and 2022, there were 1,718 shares of Series C Preferred Stock outstanding with a total stated value of $10,997 which convertible into an aggregate of 2,284 shares of our common stock reflecting a conversion price equal to $ 4.815.

As of December 31, 2022, the Company has outstanding warrants to purchase an aggregate of 1,793,815 shares of common stock as follows:

	Number of underlying common stock	Weighted average exercise price
Series E Warrants	198,159		$27.000
Series F Warrants	433,878		$7.425
Series G Warrants	1,092,344		$10.230
Underwriter Warrants	18,277		$7.425
Other warrants	51,157		$225.000 and above
Total Warrants	1,793,815	$

As of December 31, 2022, the Company has 155,000,000 authorized shares of capital stock, par value $0.0001 per share, of which 150,000,000 are shares of common stock and 5,000,000 are shares of “blank check” preferred stock.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7 – EQUITY (continued):

b.	Share-Based Compensation

1)	Pursuant to the current Section 102 of the Israeli Tax Ordinance, which came into effect on January 1, 2003, options may be granted through a trustee (i.e., Approved 102 Options) or not through a trustee (i.e., Unapproved 102 Options). As a result of an election made by the Company under Section 102 of the Income Tax Ordinance, the Company will not be allowed to claim as an expense for tax purposes in Israel the amounts credited to the employee as capital gains to the grantees, although it will generally be entitled to do so in respect of the salary income component (if any) of such awards when the related tax is paid by the employee.

2)	During the years ended December 31, 2022 and 2021, the Company granted stock options to the CEO, employees, consultants and directors to purchase a total of 154,508 and 225,225, respectively, shares of the Company’s common stock. The options have exercise prices ranging from $2.61-$2.97 and $3.89-$10.05 per share, respectively, which were the fair market value of the company’s common stock on the date of each respective grant. The fair value of the above options, using the Black-Scholes pricing models, was approximately $360,356 and $1,026,000, respectively. Of the 154,508 options granted during the year ended December 31, 2022, 109,839 options are subject to a three-year vesting period, with one-third of such awards vesting each year and 44,669 options with performance conditions, mainly related to clinical activities.

3)	During the years ended December 31, 2022 and 2021, the Company granted to the employees and directors 45,494 and 419,943 restricted stock, respectively. The fair value of these restricted stock was approximately $109,886 and $1,781,981, respectively. The restricted stock are subject to a three-year vesting period, with one-third of such awards vesting each year.

4)	During the year ended December 31, 2021, the Company granted to the CEO 146,567 RSUs. The fair value of these restricted stock units was approximately $603,856. The RSUs granted during the year ended December 31, 2021, are subject to a three-year vesting period, with one-third of such awards vesting each year.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7 – EQUITY (continued):

5)	The following table summarizes information about stock options granted to employees:

	Year ended December 31
	2022		2021
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Outstanding - beginning of period	289,408	5.29	91,692	$6.20
Granted	7,841	2.61	205,223	4.90
Forfeited	(2,537)	5.70	(7,507)	5.69

Outstanding- end of period	294,712	5.21	289,408	$5.29
Exercisable at the end of the period	123,115	5.51	28,360	6.26

6)	The following table summarizes information about stock options granted to non-employees:

	Year ended December 31
	2022		2021
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Outstanding - beginning of period	20,002	6.90	-	-
Granted	146,667	2.89	20,002	6.90
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding - end of period	166,669	3.37	20,002	6.90
Exercisable at the end of the period	35,667	3.61	-	-

7)	The following table summarizes information about restricted stock granted to employees:

	Year ended December 31
	2022	2021
	Number of restricted stock
Outstanding - beginning of period	527,668	185,725
Reverse Split Adjustments	-	59
Granted	45,494	419,943
Forfeited	(10,832)	(20,822)
Vested	(206,379)	(57,237)
Outstanding - end of period	355,951	527,668

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7 – EQUITY (continued):

8)	The following table summarizes information about RSUs granted to employees:

	Year ended December 31
	2022	2021
	Number of RSUs
Outstanding - beginning of period	237,078	90,511
Granted	-	146,567
Forfeited	-	-
Vested	-	-
Outstanding - end of period	237,078	237,078

9)	The following table provides additional information about all options outstanding and exercisable:

		Outstanding as of December 31, 2022
Exercise price	Options outstanding	Weighted average remaining contractual life (years)	Options exercisable
$2.61-2.97	154,508	9.25	29,000
$3.89-4.12	146,347	8.81	48,782
$4.95-10.05	156,473	8.00	78,298
$16.50	4,053	7.01	2,702
	461,381	8.67	158,782

The weighted average of the remaining contractual life of total vested and exercisable options as of December 31, 2022 was 8.41 years.

The aggregate intrinsic value of the total exercisable options as of December 31, 2022 was approximately $0.

The weighted average fair value of options granted was $2.56 for the year ended December 31, 2022. The weighted average fair value of options granted was estimated using the Black-Scholes option-pricing model.

10)	The following table sets forth the assumptions that were used in determining the fair value of options granted to employees for the year December 31, 2022 and 2021:

Year ended December 31
	2022	2021
Expected life	5.125-6.5 years	5.5-6.5 years
Risk-free interest rates	1.79%-2.88%-	0.59%-1.40%
Volatility	127.43%-130.93%	129.11%-136.78%
Dividend yield	-	-

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

11)	As of December 31, 2022, the total unrecognized compensation cost on employee and non-employee stock options, restricted stock and RSUs, related to unvested stock-based compensation, amounted to approximately $1.30 million. This cost is expected to be recognized over a weighted-average period of approximately 0.85 years. This expected cost does not include the impact of any future stock-based compensation awards.

12)	The following table summarizes the allocation of total share-based compensation expense in the consolidated statements of operations:

	Year ended December 31
	2022	2021
	($ in thousands)
Cost of revenues	$72	$49
Research and development	582	64
Sales and marketing	318	182
General and administrative	1,380	1,281
	$2,352	$1,576

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8 – RELATED PARTIES TRANSACTIONS

On May 10, 2021, the board of directors of the Company appointed a new member. During the twelve months ended December 31, 2022 and 2021, a consulting company whose founder and CEO is our new board member provided certain marketing services in the amount of $9,645 and $33,775, respectively.

NOTE 9 - TAXES ON INCOME:

a.	Tax laws applicable to the Company and its subsidiaries

Taxation in the United States

InspireMD, Inc. is taxed under U.S. tax laws. Accordingly, the applicable federal corporate tax rate in 2022 is 21%. State tax may also apply.

Taxation in Israel

InspiredMD, Ltd is taxed under Israeli tax laws. Accordingly, the applicable corporate tax rate in 2022 is 23%.

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

The main benefit, to which InspireMD Ltd. is entitled, conditional upon the fulfilling of certain conditions stipulated by the above law, is a two-year exemption and five to eight years of a reduced tax rate of 10% to 23% from tax on income derived from beneficiary activities in facilities in Israel. The two-year exemption starts only when the Company starts to pay taxes after using all tax offsetting losses. The tax benefit period is twelve years from the year of election, which means that after a year of election, the two-year exemption and eight years of reduced tax rate can only be used within the next twelve years. The Company elected the year 2011 as a year of election and accordingly 2022 is the last year that would have entitled the Company tax benefits under this law.

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

As of December 31, 2022, the Company had a net carry forward tax loss of approximately $51 million, of which approximately $35 million (arising before January 1, 2018), expires until 2037, and approximately $16 million, which does not expire, but is limited to offset 80% of the net income in the year it is utilized.

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

As of December 31, 2022, InspireMD Ltd., an Israeli subsidiary, had a net carry forward tax loss of approximately $107 million. Under Israeli tax laws, the carry forward tax losses can be utilized indefinitely.

The Israeli subsidiary is taxed in the New Israeli Shekel (“NIS”), which is different from its functional currency (U.S. Dollar). The change in the Israeli subsidiary NOL’s for tax purposes is partly resulted by such rate differences.

d.	Loss before income taxes

The components of loss before income taxes are as follows:

	Year ended December 31
	2022	2021
	($ in thousands)
Loss before taxes on income:
InspireMD, Inc.	$(4,773)	$(4,452)
Subsidiaries	(13,690)	(10,421)
	$(18,463)	$(14,873)

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9 - TAXES ON INCOME (continued):

e.	Current taxes on income

The main reconciling item between the statutory tax rate of the Company and the effective tax rate is the change in valuation allowance in respect of tax benefits from carried forward tax losses due to uncertainty of the realization of such tax benefits.

The changes in the valuation allowance for the year ended December 31, 2022 and 2021 were as follows:

	Year ended December 31
	2022	2021
	($ in thousands)
Balance at the beginning of the year	$39,212	$35,145
Changes during the year:
Losses during the year (including foreign exchange rate effect)	859	4,067
Balance at the end of the year	$40,071	$39,212

f.	Accounting for Uncertain Tax position

The following is a reconciliation of the total amounts of the Company’s uncertain tax positions during the year ended December 31, 2022 and 2021 were as follows:

	Year ended December 31,
	2022	2021
	($ in thousands)
Balance at beginning of period	$89	$52
Increase in uncertain tax positions because of tax positions taken during the year	17	37
Balance at end of period	$106	$89

A summary of open tax years by major jurisdiction is presented below:

Jurisdiction	Years
U.S.	2019-2022
Israel	2018-2022
Germany	2019-2022

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9 - TAXES ON INCOME (continued):

g.	Deferred income tax:

	December 31,
	2022	2021
	($ in thousands)

Long-term:
Provision for vacation and recreation pay	45	53
R&D expenses	1,452	1,000
Operating lease right of use assets	(357)	(248)
Operating lease liabilities	371	276
Share-based compensation	3,021	2,849
Carry forward tax losses	35,507	35,248
Accrued severance pay, net	32	34
	40,071	39,212
Less-valuation allowance	(40,071)	(39,212)
	-	-

NOTE 10 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION:

Balance sheets:

Inventory:

	December 31,
	2022	2021
	($ in thousands)
Finished goods	$179	$92
Work in process	510	436
Raw materials and supplies	932	615
	$1,621	$1,143

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION (continued):

a.	Accounts payable and accruals-other:

	December 31,
	2022	2021
	($ in thousands)
Employees and employee institutions	$1,853	$1,510
Accrued vacation and recreation pay	197	233
Accrued expenses	554	632
Clinical trial accrual	1,258	504
Current Operating lease liabilities	419	420
Other	130	155
	$4,411	$3,454

NOTE 11 – DISAGGREGATED REVENUE AND ENTITY WIDE DISCLOSURES:

Revenues are attributed to geographic areas based on the location of the customers. The following is a summary of revenues:

	Year ended December 31,
	2022	2021
	($ in thousands)
Germany	$866	$948
Italy	970	981
Other	3,335	2,566
	$5,171	$4,495

By product:

	Year ended December 31,
	2022	2021
	($ in thousands)
CGuard™ EPS	$5,123	$4,309
MGuard Prime™ EPS	48	186
	$5,171	$4,495

By principal customers:

	Year ended December 31,
	2022	2021
Customer A	17%	20%
Customer B	10%	13%

All tangible long lived assets are located in Israel.

NOTE 12 - SUBSEQUENT EVENTS:

Election to Receive Shares of Common Stock in lieu of Cash Compensation

Beginning on January 1, 2023, non-employee directors may elect to receive all or a portion of their cash retainer amount in shares of the Company’s common stock under the 2021 Equity Incentive Plan. If a director makes that election, a stock award under the 2021 Equity Incentive Plan will be paid quarterly on the first day of each quarter (“Grant Dates”) and will become fully vested on the Grant Dates. The stock award will be determined by dividing (x) the product of the cash retainer amount and percentage of the cash retainer amount elected to be taken in shares by (y) the “Fair Market Value” (as defined in the 2021 Equity Incentive Plan) of a share on the Grant Dates. If a director’s service on the board terminates for any reasons prior to a Grant Date, he/she will receive a pro rata portion of shares or cash based on the number of days served on the board during the relevant quarter.

