Form 10-Q
period 2023-06-30
InspireMD, Inc.
filed 2023-08-07
CIK 1433607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

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

The number of shares of the registrant’s common stock, $0.0001 par value, outstanding as of August 7, 2023: 21,195,103

2

Item 1. Financial Statements

INSPIREMD, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE QUARTER ENDED JUNE 30, 2023

INSPIREMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in thousands)

	June 30,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,545	$4,632
Short-term bank deposits	6,631	13,171
Marketable securities	28,817	-
Accounts receivable:
Trade, net	1,470	1,034
Other	312	213
Prepaid expenses	56	655
Inventory	1,689	1,621
TOTAL CURRENT ASSETS	50,520	21,326

NON-CURRENT ASSETS:
Property, plant and equipment, net	873	917
Operating lease right of use assets	1,388	1,554
Fund in respect of employee rights upon retirement	857	856
TOTAL NON-CURRENT ASSETS	3,118	3,327
TOTAL ASSETS	$53,638	$24,653

INSPIREMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in thousands other than share and per share data)

	June 30,	December 31,
	2023	2022
LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	768	659
Other	4,061	4,411
TOTAL CURRENT LIABILITIES	4,829	5,070

LONG-TERM LIABILITIES-
Operating lease liabilities	970	1,195
Liability for employees’ rights upon retirement	1,026	995

TOTAL LONG-TERM LIABILITIES	1,996	2,190

COMMITMENTS AND CONTINGENT LIABILITIES
TOTAL LIABILITIES	6,825	7,260

EQUITY:

Common stock, par value $0.0001 per share; 150,000,000 shares authorized at June 30, 2023 and December 31, 2022; 21,192,204 and 8,330,918 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	2	1

Preferred C shares, par value $0.0001 per share;
1,172,000 shares authorized at June 30, 2023 and December 31, 2022; 1,718 shares issued and outstanding at June 30, 2023 and December 31 2022, respectively

	*	*
Additional paid-in capital	257,729	218,977
Accumulated deficit	(210,918)	(201,585)
Total equity	46,813	17,393
Total liabilities and equity	$53,638	$24,653

*	Represents an amount less than $1 thousand

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

REVENUES	$1,649	$1,531	$2,888	$2,714
COST OF REVENUES	1,158	1,100	2,024	2,161
GROSS PROFIT	491	431	864	553
OPERATING EXPENSES:
Research and development	1,993	2,056	3,836	3,736
Selling and marketing	892	986	1,680	1,732
General and administrative	2,921	2,070	5,044	4,252
Total operating expenses	5,806	5,112	10,560	9,720
LOSS FROM OPERATIONS	(5,315)	(4,681)	(9,696)	(9,167)
FINANCIAL INCOME, net:	238	45	363	50
NET LOSS	$(5,077)	$(4,636)	$(9,333)	$(9,117)
NET LOSS PER SHARE - basic and diluted	$(0.24)	$(0.59)	$(0.64)	$(1.17)
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING NET LOSS PER SHARE - basic and diluted	21,074,187	7,807,795	14,619,622	7,806,030

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

INSPIREMD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(U.S. dollars in thousands, except share data)

	Common stock		Series C Convertible Preferred Stock		Additional paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	capital	deficit	equity

BALANCE AT January 1, 2023	8,330,918	1	1,718	*	218,977	(201,585)	17,393
Net loss						(9,333)	(9,333)
Issuance of common shares, pre-funded warrants and warrants, net of $4,635 issuance costs	10,266,270	1			37,533		37,534
Share-based compensation related to stock, restricted stock, restricted stock units and stock options award, net of forfeitures of 4,270 shares	2,595,016	*			1,219		1,219
BALANCE AT June 30, 2023	21,192,204	2	1,718	*	257,729	(210,918)	46,813

*	Represents an amount less than $1 thousand

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(U.S. dollars in thousands, except share data)

	Common stock		Series C Convertible Preferred Stock		Additional paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	capital	deficit	equity

BALANCE AT April 1, 2023	8,326,648	1	1,718	*	219,266	(205,841)	13,426
Net loss						(5,077)	(5,077)
Issuance of common shares, pre-funded warrants and warrants, net of $4,635 issuance costs	10,266,270	1			37,533		37,534
Share-based compensation related to stock, restricted stock, restricted stock units and stock options award	2,599,286	*			930		930
BALANCE AT June 30, 2023	21,192,204	2	1,718	*	257,729	(210,918)	46,813

*	Represents an amount less than $1 thousand

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. dollars in thousands)

	Six months ended June 30
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(9,333)	$(9,117)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	113	84
Gain from sale of property, plant and equipment	(8)	-
Loss on amounts funded in respect of employee rights upon retirement	42	103
Changes in fair value of marketable securities	21	-
Change in liability for employees’ rights upon retirement	31	(90)
Other financial expenses	23	132
Change in operating right of use asset and leasing liability	(60)	(63)
Share-based compensation expenses	1,219	1,327
Decrease (increase) in interest receivable on short term deposits	40	(42)
Changes in operating asset and liability items:
Decrease in prepaid expenses	599	338
Decrease (increase) in trade receivables	(436)	41
Increase in other receivables	(99)	(6)
Increase in inventory	(68)	(311)
Increase in trade payables	109	234
Increase (decrease) in other payables	(349)	127
Net cash used in operating activities	(8,156)	(7,243)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in short-term bank deposits	(5,500)	(10,000)
Purchase of property, plant and equipment	(70)	(152)
Proceeds from sale of property, plant and equipment	9	-
Investments in marketable securities	(28,838)	-
Withdrawal from short-term bank deposits	12,000	12,000
Amounts funded in respect of employee rights upon retirement	(43)	(47)
Net cash provided by (used in) investing activities	(22,442)	1,801
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance costs of At The Market offering	-	(37)
Proceeds from issuance of shares and warrants net of $4,635 issuance costs,	37,534	-
Net cash provided by financing activities	37,534	(37)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(23)	(132)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,913	(5,611)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	4,632	12,004
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$11,545	$6,393
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of right-of-use assets by means of lease liabilities	-	835

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

c. Risks Related to the Geopolitical and Military Tensions Between Russia and Ukraine in Europe

In February 2022, Russia launched a military invasion into Ukraine. The Company derived approximately 12.1% of total sales in Russia and Belarus in 2022 while during the six and three months ended June 30, 2023, the Company’s sales to Russia and Belarus were 10.0% and 11.6%, compared to 6.8% and 10.9% in the six and three months ended June 30, 2022, respectively. The escalation of geopolitical instability in Russia and Ukraine as well as currency fluctuations in the Russian Ruble could negatively impact the Company’s operations, sales, and future growth prospects in that region.

As a result of the crisis in Ukraine, the United States and the EU have implemented sanctions against certain Russian individuals and entities and have made it more difficult for the Company to collect on outstanding accounts receivable from customers in this region. The Company’s global operations expose the Company to risks that could adversely affect the Company’s business, financial condition, results of operations, cash flows or the market price of the Company’s securities, including the potential for increased tensions between the United States and Russia resulting from the current situation involving Russia and Ukraine, tariffs, economic sanctions and import-export restrictions imposed by either nation, and retaliatory actions by the other nation, as well as the potential negative impact on the Company’s business and sales in Russia and Belarus. Current geopolitical instability in Russia and Ukraine and related sanctions by the U.S. government against certain companies and individuals may hinder the Company’s ability to conduct business with potential or existing customers and vendors in these countries.

The U.S. government has imposed sanctions through several executive orders restricting U.S. companies from conducting business with specified Russian individuals and companies. While the Company believes that the executive orders currently do not preclude the Company from conducting business with the Company’s current customers or vendors in Russia and Belarus, the sanctions imposed by the U.S. government may be expanded in the future to restrict the Company from engaging with them. If the Company is unable to conduct business with new or existing customers or vendors or pursue business opportunities in Russia or Belarus, the Company’s business, including revenue, profitability and cash flows, and operations could be adversely affected. The Company cannot provide assurance that current sanctions or potential future changes in sanctions will not have a material impact on the Company’s operations in Russia and Belarus or on the Company’s financial results.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements for the year ended December 31, 2022. In the opinion of the company, all adjustments considered necessary for a fair statement of the results of the interim periods reported herein have been included (consisting only of normal recurring adjustments). These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2022, as found in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2023. The results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of results that could be expected for the entire fiscal year.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. As of June 30, 2023, cash and cash equivalents consisted of cash, short-term deposits (up to three months from the date of deposit) and money market funds. As of December 31, 2022, this balance consisted solely of cash.

Marketable securities

Marketable securities consist of debt securities. The Company elected the fair value option to measure and recognize its investments in debt securities in accordance with ASC 825, Financial Instruments as the Company manages its portfolio and evaluates the performance on a fair value basis. Changes in fair value, realized gains and losses on sales of marketable securities, are reflected in the statements of operation as finance expense (income), net.

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENT

Recently adopted accounting pronouncement

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses on Financial Instruments. This guidance replaces the incurred loss impairment methodology. Under the new guidance, on initial recognition and at each reporting period, an entity is required to recognize an allowance that reflects its current estimate of credit losses expected to be incurred over the life of the financial instrument based on historical experience, current conditions and reasonable and supportable forecasts. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates (“ASU 2019-10”). The purpose of this amendment is to create a two-tier rollout of major updates, staggering the effective dates between larger public companies and all other entities. This granted certain classes of companies, including Smaller Reporting Companies (“SRCs”), additional time to implement major FASB standards, including ASU 2016-13. Larger public companies had an effective date for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All other entities are permitted to defer adoption of ASU 2016-13, and its related amendments, until the earlier of fiscal periods beginning after December 15, 2022. Under the current SEC definitions, the Company met the definition of an SRC and adopted the deferral period for ASU 2016-13. The guidance requires a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company adopted the provisions of this update as of January 1, 2023 with no material impact on its consolidated financial statements.

Recently issued accounting pronouncement, not yet adopted

In August 2020, the FASB issued ASU 2020-06 “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40).” This guidance simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. This ASU is effective for the Company for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of ASU 2020-06 on the Company’s consolidated financial statements.

NOTE 4 – FAIR VALUE MEASUREMENTS

Fair value is based on the price that would be received from the sale of an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, the guidance establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described as follows:

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

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows:

	As of June 30, 2023
	Total	Level 1	Level 2	Level 3
	($ in thousands)
Assets:
Cash equivalents-
Money market funds	$3,598	$3,598	$-	$-

Marketable securities-
U.S government bonds	$28,817	$-	$28,817	$-

The Company’s debt securities are classified within Level 2 because it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value.

The cost of marketable securities as of June 30, 2023 is $28,838 thousand.

NOTE 5 - MARKETABLE SECURITIES

The following table sets forth the Company’s marketable securities for the indicated period:

	June 30,	December 31,
	2023	2022
	($ in thousands)
U.S government bonds	$28,817	$-

The following table summarizes the fair value of the Company’s marketable securities classified by maturity as of June 30, 2023, and December 31, 2022:

	June 30,	December 31,
	2023	2022
	($ in thousands)
Amounts maturing within one year	$17,429	$-
Amounts maturing after one year through two years	11,388	-
	$28,817	$-

The table below sets forth a summary of the changes in the fair value of the Company’s marketable securities for the six months period ended June 30, 2023:

Six months ended June 30,
2023
($ in thousands)

Balance at beginning of the period	$-
Additions	28,838
Sale or maturity
Changes in fair value during the period	(21)
Balance at end of the period
28,817

NOTE 6 - EQUITY:

a.	Private Placement

On May 12, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) pursuant to which the Company agreed to sell and issue in a private placement (the “Private Placement Offering) an aggregate of 10,266,270 shares (the “Private Placement Shares”) of the Company’s common stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 15,561,894 shares of common stock and warrants to purchase up to an aggregate of 51,656,328 shares of common stock, consisting of Series H warrants to purchase up to 12,914,086 shares of common stock (the “Series H Warrants”), Series I warrants to purchase up to 12,914,078 shares of common stock (the “Series I Warrants”), Series J warrants to purchase up to 12,914,086 shares of Common Stock (the “Series J Warrants”) and Series K warrants to purchase up to 12,914,078 shares of common stock (the “Series K Warrants” and together with the Series H Warrants, Series I Warrants and Series J Warrants, the “Warrants”), at an offering price of $1.6327 per Private Placement Share and associated Warrants and an offering price of $1.6326 per Pre-Funded Warrant and associated Warrants. The Private Placement Offering closed on May 16, 2023.

Aggregate gross proceeds to the Company in respect of the Private Placement Offering were $42.2 million, before deducting fees payable to the placement agent and other offering expenses payable by the Company which amounted to approximately $4.6 million. If the Warrants are exercised in cash in full this would result in an additional $71.4 million of gross proceeds.

The Pre-Funded Warrants are immediately exercisable at an exercise price of $0.0001 per share and will not expire until exercised in full. The Warrants are immediately exercisable upon issuance at an exercise price of $1.3827 per share. The Warrants have a term of the earlier of (i) five years from the date of issuance and (ii) (A) in the case of the Series H Warrants, 20 trading days following the Company’s public release of primary and secondary end points related to one year follow up study results from the Company’s C-Guardians pivotal trial, (B) in the case of the Series I Warrants, 20 trading days following the Company’s announcement of receipt of Premarket Approval (PMA) from the Food and Drug Administration, or FDA, for the CGuard Prime Carotid Stent System (135 cm), (C) in the case of the Series J Warrants, 20 trading days following the Company’s announcement of receipt of FDA approval for the SwitchGuard transcarotid system and CGuard Prime 80 cm and (D) in the case on the Series K Warrants, 20 trading days following the end of the fourth fiscal quarter after the fiscal quarter in which the first commercial sales of the CGuard Carotid Stent System in the United States begin. The Warrants may be exercised on a cashless basis if there is no effective registration statement registering the shares underlying the warrants.

As of June 30, 2023, there are 15,561,894 outstanding Pre-Funded Warrants.

Pursuant to the full ratchet anti-dilution adjustment provisions in the respective certificate of designation for the Company’s Series C Preferred Stock, the conversion price of the outstanding shares of the Series C Preferred Stock was reduced to $1.3827 per share, effective as of the date of the securities purchase agreement entered for the Offering, and the number of shares of common stock issuable upon conversion of the Series Series C Preferred Stock increased by 5,668 additional shares of common stock upon conversion of the Series C Preferred Stock, based on 1,718 shares of Series C Preferred Stock outstanding as of May 16, 2023.

As of June 30, 2023, there were 1,718 shares of Series C Preferred Stock outstanding, convertible into an aggregate of 7,952 shares of the company’s common stock.

b.	As of June 30, 2023, the Company has outstanding warrants to purchase an aggregate of 53,449,832 shares of common stock as follows:

	Number of underlying Common stock	Exercise price
Series E Warrants	198,159		$27.000 0
Series F Warrants	433,878		$7.4250
Series G Warrants	1,092,344		$10.230 0
Series H Warrants	12,914,086		$1.3827
Series I Warrants	12,914,078		$1.3827
Series J Warrants	12,914,086		$1.3827
Series K Warrants	12,914,078		$1.3827
Underwriter Warrants	17,966		$7.4250
Other warrants	51,157		225 and above
Total Warrants	53,449,832	$

As of June 30, 2023, the Company had 155,000,000 authorized shares of capital stock, par value $0.0001 per share, of which 150,000,000 are shares of common stock and 5,000,000 are shares of “blank check” preferred stock.

c.	During the six months ended June 30, 2023, the Company granted 2,569,540 restricted shares of the Company’s common stock to employees and directors. The shares are subject to a three-year vesting period, with one-third of such awards vesting each year.

The fair value of the above restricted shares was approximately $4.52 million.

d.	During the six months ended June 30, 2023, the Company granted 1,045,150 restricted share units of the Company’s common stock to the chief executive officer. The shares are subject to a three-year vesting period, with one-third of such awards vesting each year.

The fair value of the above restricted share units was approximately $1,839 thousand.

e.	On January 6, 2023, the Company granted to a consultant options to purchase a total of 50,000 shares of the Company’s common stock. The options have an exercise price of $1.15 per share, which was the fair market value of the Company’s common stock on the date of the grant. 45,000 options are subject to a three-year vesting period (of which 20,000 options are vesting in the first year, 15,000 options are vesting in the second year and 10,000 options are vesting in the third year) and 5,000 options with performance conditions related to marketing activities.

In calculating the fair value of the above options, the Company used the following assumptions: dividend yield of 0% and expected term of 5.125-6.5 years; expected volatility ranging from 124.58%-125.61%; and risk-free interest rate ranging from 3.65%-3.68%.

The fair value of the above options, using the Black-Scholes option-pricing model, was approximately $50,658.

On May 17, 2023, the Company granted to employees and directors options to purchase a total of 1,011,930 shares of the Company’s common stock. The options have an exercise prices of $1.76 per share, which was the fair market value of the Company’s common stock on the date of the grant. The options are subject to a three-year vesting period, with one-third of such awards vesting each year.

In calculating the fair value of the above options the Company used the following assumptions: dividend yield of 0% and expected term of 5.5-6.5 years; expected volatility of 116.76%-123.30%; and risk-free interest rate of 3.58%.

The fair value of the above options, using the Black-Scholes option-pricing model, was approximately $1.56 million.

On May 17, 2023, the Company granted to consultants options to purchase a total of 575,000 shares of the Company’s common stock. The options have an exercise price of $1.76 per share, which was the fair market value of the Company’s common stock on the date of the grant. The options are subject to a three-year vesting period, with one-third of such awards vesting each year.

In calculating the fair value of the above options the Company used the following assumptions: dividend yield of 0% and expected term of 5.5-6.5 years; expected volatility of 116.76%-123.30%; and risk-free interest rate of 3.58%.

The fair value of the above options, using the Black-Scholes option-pricing model, was approximately $885 thousand.

f.	Election to Receive Shares of Common Stock in lieu of Cash Compensation

Beginning on January 1, 2023, non-employee directors may elect to receive all or a portion of their cash retainer amount in shares of the Company’s common stock under the 2021 Equity Incentive Plan. If a director makes that election, a stock award under the 2021 Equity Incentive Plan will be paid quarterly on the first day of each next quarter (“Issuance Dates”) and will become fully vested on the Issuance Dates. The stock award will be determined by dividing (x) the product of the cash retainer amount and percentage of the cash retainer amount elected to be taken in shares by (y) the “Fair Market Value” (as defined in the 2021 Equity Incentive Plan) of a share on the Issuance Dates. If a director’s service on the board terminates for any reasons prior to an Issuance Date, he/she will receive a pro rata portion of shares or cash based on the number of days served on the board during the relevant quarter. On April 1, 2023, the Company issued 29,746 shares of common stock to non-employee directors who elected to receive all or a portion of their cash retainer amount for the three months ended March 31, 2023 in shares of the Company’s common stock under the 2021 Equity Incentive Plan. As of June 30, 2023, there was an accrual for $55,000 for director’s fees for the three months ended June 30, 2023. Out of this an amount of $22,875 will be paid in cash and $32,125 will be issued in shares of the Company’s common stock under the 2021 Equity Incentive Plan and accordingly on July 1, 2023 the Company issued 12,648 share of common stock.

NOTE 7 – RELATED PARTIES TRANSACTIONS

During the six and three months ended June 30, 2022, a consulting company whose founder and CEO is a member of the company’s board of directors, provided certain marketing services in the amount of $8,776 and $2,500, respectively. During the six and three months ended June 30, 2023, no marketing services were provided.

NOTE 8 - NET LOSS PER SHARE:

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock, fully vested pre-funded warrants and fully vested restricted stock units outstanding during the period. The calculation of diluted net loss per share excludes potential share issuances of common stock upon the exercise of share options, warrants, and unvested restricted stocks, unvested restricted stock units and Series C preferred stock as the effect is anti-dilutive.

For the purpose of calculating basic net loss per share, the additional shares of common stock that are issuable upon exercise of the Pre-funded Warrants have been included since the shares are issuable for a negligible consideration, as determined by the Company according to ASC 260-10-45-13, and have no vesting or other contingencies associated with them. For the six and three-month periods ended June 30, 2023, we had weighted average Pre-funded Warrants of 3,954,956 and 7,866,452, respectively, which were used in the computations of net loss per share for the six and three-month periods.

The total number of shares of common stock related to outstanding options, warrants, unvested restricted stock, unvested restricted stock units and Series C Preferred Stock excluded from the calculations of diluted loss per share were 75,186,979 for the six and three-month periods ended June 30, 2023. This amount includes 2,905,615 of unvested restricted stock included in the number of issued and outstanding shares as of June 30, 2023.

The total number of shares of common stock related to outstanding options, warrants, restricted stock, restricted stock units and Series C Preferred Stock excluded from the calculations of diluted loss per share were 3,010,707 for the six and three month periods ended June 30, 2022. This amount includes 547,792 of unvested restricted stock included in the number of issued and outstanding shares as of June 30, 2022.

NOTE 9 - FINANCIAL INSTRUMENTS:

a.	Fair value of financial instruments

The carrying amounts of financial instruments approximate their fair value either because these amounts are presented at fair value or due to the relatively short-term maturities of such instruments.

b.	As of June 30, 2023, and December 31, 2022, allowance for expected credit loss was immaterial.

NOTE 10- INVENTORY:

	June 30,	December 31,
	2023	2022
	($ in thousands)
Finished goods	$177	$179
Work in process	513	510
Raw materials and supplies	999	932
	$1,689	$1,621

NOTE 11 - ACCOUNTS PAYABLE AND ACCRUALS - OTHER:

	June 30,	December 31,
	2023	2022
	($ in thousands)
Employees and employee institutions	1,263	1,853
Accrued vacation and recreation pay	303	197
Accrued expenses	742	554
Clinical trial accrual	1,214	1,258
Current Operating lease liabilities	418	419
Other	121	130
	4,061	4,411

NOTE 12 - DISAGGREGATED REVENUE AND ENTITY WIDE DISCLOSURES:

Revenues are attributed to geographic areas based on the location of the customers. The following is a summary of revenues:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	($ in thousands)

Germany	$276	$426	$490	$675
Italy	338	229	605	473
Other	1,035	876	1,793	1,566
	$1,649	$1,531	$2,888	$2,714

By product:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	($ in thousands)

CGuard	$1,649	$1,505	$2,888	$2,666
MGuard	-	26	-	48
	$1,649	$1,531	$2,888	$2,714

By principal customers:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Customer A	17%	28%	17%	25%
Customer B	11%	8%	12%	9%

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

On September 8, 2020, we received approval from the U.S. Food and Drug Administration (“FDA”) of our Investigation Device Exemption (“IDE”), thereby allowing us to proceed with a pivotal study of our CGuard™ Carotid Stent System, C-Guardians, for prevention of stroke in patients in the United States. C-Guardians is a prospective, multicenter, single-arm, pivotal study to evaluate the safety and efficacy of the CGuard™ Carotid Stent System when used to treat symptomatic and asymptomatic carotid artery stenosis in patients undergoing carotid artery stenting. The trial was designed to enroll approximately 315 subjects in a maximum of 40 study sites located in the United States and Europe. Study sites in Europe may contribute a maximum of approximately 50% of the total enrollees. The primary endpoint of the study will be the composite of incidence of death (all-cause mortality), all stroke, and myocardial infarction (DSMI) through 30-days post-index procedure, based on the clinical events committee (CEC) adjudication and ipsilateral stroke from 31-365 day follow-up, based on Clinical Events Committee (CEC) adjudication. The composite index will be compared to a performance goal based on the observed rate of the two components of the primary endpoint from previous pivotal stent trials which are considered industry standard. The performance goal will be considered met if the upper bound of the two-sided 95% confidence interval calculated from the observed primary endpoint rate is < 11.6% and the p-value is less than 0.025. In June 2023, we completed enrollment of 315 patients across 25 trial sites in the U.S. and Europe in our IDE clinical trial,

Additionally, we intend to continue to invest in current and future potential new indications, products and manufacturing enhancements for CGuard EPS that are expected to reduce cost of goods and/or provide the best-in-class performing delivery systems, such as CGuard Prime™for transfemoral access. In furtherance of our strategy that focuses on establishing CGuard EPS as a viable alternative to vascular surgery, we are developing a new transcarotid artery revascularization (TCAR) delivery system, SwitchGuard™, for transcarotid access and neuro protection. In addition, we intend to explore new indications for CGuard EPS to leverage the advantages of stent design and mesh protection, well suited in labels such as acute stroke with tandem lesions.

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

The Warrants may be exercised on a cashless basis if there is no effective registration statement registering the shares underlying the Warrants. Under the terms of the Pre-Funded Warrants and Warrants, certain of the selling stockholders may not exercise the Pre-Funded Warrants or Warrants to the extent such exercise would cause such selling stockholder, together with its affiliates and attribution parties, to beneficially own a number of shares of common stock which would exceed 4.99% or 9.99% of our then outstanding common stock following such exercise, excluding for purposes of such determination common stock issuable upon exercise of the Pre-Funded Warrants or Warrants which have not been exercised. The Warrants may be exercised into pre-funded warrants if the selling stockholder is unable to exercise the Warrant due to the foregoing beneficial ownership limitation or at the selling shareholder’s election.

In connection with the Purchase Agreement, we entered into a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, we are required to file a resale registration statement (the “Registration Statement”) with the SEC to register for resale the Private Placement Shares and the shares of common stock issuable upon exercise of the Pre-Funded Warrants and Warrants, within 20 days of the signing date of the Purchase Agreement (the “Signing Date”), and to have such Registration Statement declared effective within 45 days after the Signing Date in the event the Registration Statement is not reviewed by the SEC, or 90 days of the Signing Date in the event the Registration Statement is reviewed by the SEC. We will be obligated to pay certain liquidated damages if we fail to file the Registration Statement when required, fails to cause the Registration Statement to be declared effective by the SEC when required, of if we fail to maintain the effectiveness of the Registration Statement. The Registration Statement was subsequently filed on May 23, 2023 and declared effective on June 1, 2023. We paid LifeSci Capital LLC, a placement fee equal to 5.6% of the aggregate gross proceeds from the closing of the Private Placement Offering, or approximately $2.4 million, and legal expenses of $41,600. In addition, we paid Piper Sandler & Co. a financial advisory fee of $1.5 million, AGP/Alliance Global Partners a financial advisory fee of $250,000 and lead investor counsel expenses of $125,000.

Critical Accounting Policies

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are more fully described in both (i) “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) Note 2 of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2022. Other than the following new accounting policies, there have not been any material changes to such critical accounting policies since December 31, 2022.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. As of June 30, 2023, cash and cash equivalents consisted of cash, short-term deposits (up to three months from the date of deposit) and money market funds. As of December 31, 2022, this balance consisted solely of cash.

Marketable securities

Marketable securities consist of debt securities. we elected the fair value option to measure and recognize its investments in debt securities in accordance with ASC 825, Financial Instruments as we manage our portfolio and evaluates the performance on a fair value basis. Changes in fair value, realized gains and losses on sales of marketable securities, are reflected in the statements of operation as finance expense (income), net.

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

Results of Operations

Three months ended June 30, 2023, compared to the three months ended June 30, 2022

Revenues. For the three months ended June 30, 2023, revenue increased by $118,000, or 7.7%, to $1,649,000, from $1,531,000 during the three months ended June 30, 2022. This increase was predominantly driven by a 9.6% increase in sales of CGuard EPS from $1,505,000 during the three months ended June 30, 2022, to $1,649,000 during the three months ended June 30, 2023. This sales increase was mainly due to growth in existing markets.

With respect to geographical regions, the increase in revenue was primarily attributable to a $63,000 increase in Asia, a $53,000 increase in Latin America and a $13,000 increase in other geographies, for reasons mentioned in the paragraph above. This increase was offset by a $11,000 decrease in Europe.

Gross Profit. For the three months ended June 30, 2023, gross profit (revenue less cost of revenues) increased by $60,000, or 14.0%, to $491,000, from $431,000 during the three months ended June 30, 2022. This increase in gross profit resulted from a $90,000 increase in revenues (as mentioned above), less the associated related material and labor offset by $30,000 in miscellaneous expenses. Gross margin (gross profits as a percentage of revenue) increased to 29.8% during the three months ended June 30, 2023, from 28.1% during the three months ended June 30, 2022, driven by the factors mentioned above.

Research and Development Expenses. For the three months ended June 30, 2023, research and development expenses decreased by $63,000, or 3.1%, to $1,993,000, from $2,056,000 during the three months ended June 30, 2022. This decrease resulted primarily from a decrease of $261,000 in expenses related to the C-Guardians FDA study, offset, in part, by an increase of $132,000 in compensation expenses, and an increase of $66,000 in miscellaneous expenses.

Selling and Marketing Expenses. For the three months ended June 30, 2023, selling and marketing expenses decreased by $94,000, or 9.5%, to $892,000, from $986,000 during the three months ended June 30, 2022. This decrease resulted primarily from a decrease in compensation expenses of $104,000 offset, in part, by an increase of $10,000 in miscellaneous expenses.

General and Administrative Expenses. For the three months ended June 30, 2023, general and administrative expenses increased by $851,000, or 41.1%, to $2,921,000, from $2,070,000 during the three months ended June 30, 2022. This increase resulted primarily from an increase in compensation expenses of $457,000, mainly due to an increase of approximately $257,000 of share-based compensation-related expenses due to the expense recognition of grants made during the second quarter of 2023 and an increase in salary expenses and related accruals of $208,000  mainly due to hiring of a General Manager of North America and VP of Global Marketing, an increase of legal expenses of $219,000 and an increase of $175,000 in miscellaneous expenses.

Financial Income. For the three months ended June 30, 2023, financial income increased by $193,000, to $238,000, from $45,000 during the three months ended June 30, 2022. The increase in financial income primarily resulted from a $211,000 increase in interest income from investment in marketable securities, money market funds and short-term bank deposits.

Tax Expenses. For the three months ended June 30, 2023, there was no change in our tax expenses as compared to the three months ended June 30, 2022.

Net Loss. Our net loss increased by $441,000, or 9.5%, to $5,077,000, for the three months ended June 30, 2023, from $4,636,000 during the three months ended June 30, 2022. The increase in net loss resulted primarily from an increase of $694,000 in operating expenses partially offset by an increase of $193,000 in financial income and an increase of $60,000 in gross profit.

Six months ended June 30, 2023, compared to the six months ended June 30, 2022

Revenues. For the six months ended June 30, 2023, revenue increased by $174,000, or 6.4%, to $2,888,000, from $2,714,000 during the six months ended June 30, 2022. This increase was predominantly driven by a 8.3% increase in sales volume of CGuard EPS from $2,666,000 during the six months ended June 30, 2022, to $2,888,000 during the six months ended June 30, 2023. This sales increase was mainly due to growth in existing markets.

With respect to geographical regions, the increase in revenue was primarily attributable to a $167,000 increase in Europe, a $38,000 increase in Asia and a $3,000 increase in other geographies. This increase in sales of was partially offset by a $34,000 decrease in Latin America. This growth was mainly due to reason mentioned in the paragraph above.

Gross Profit. For the six months ended June 30, 2023, gross profit (revenue less cost of revenues) increased by 56.2%, or $311,000, to $864,000, compared to a $553,000 for the same period in 2022. This increase in gross profit resulted from a decrease in write-offs of $181,000 and a $161,000 increase in revenues (as mentioned above) less the associated related material and labor costs. This increase was partially offset by an increase of $31,000 in miscellaneous expenses. Gross margin (gross profits as a percentage of revenue) increased to 29.9% during the six months ended June 30, 2023, from 20.4% during the six months ended June 30, 2022, driven by the reasons mentioned above.

Research and Development Expenses. Research and Development Expenses. For the six months ended June 30, 2023, research and development expenses increased by 2.7%, or $100,000, to $3,836,000, from $3,736,000 during the six months ended June 30, 2022. This increase resulted primarily from an increase of $158,000 in expenses related to the CGuard Prime regulatory and approval process, increase in compensation expenses of $169,000 and an increase of $129,000 in miscellaneous expenses offset, in part, by a decrease of $356,000 in expenses related to the C-Guardians FDA study.

Selling and Marketing Expenses. For the six months ended June 30, 2023, selling and marketing expenses decreased by 3.0%, or $52,000, to $1,680,000, from $1,732,000 during the six months ended June 30, 2022. This decrease resulted primarily from a decrease of approximately $64,000 of share-based compensation-related expenses, offset, in part, by an increase of $12,000 in miscellaneous expenses.

General and Administrative Expenses. For the six months ended June 30, 2023, general and administrative expenses increased by 18.6%, or $792,000, to $5,044,000, from $4,252,000 during the six months ended June 30, 2022. This increase resulted primarily from an increase in salary expenses of $276,000, an increase in legal expenses of $261,000, an increase in regulatory expenses of $193,000 related to MDR registration process and an increase of $62,000 in miscellaneous expenses.

Financial Income. For the six months ended June 30, 2023, financial income increased by $313,000, to $363,000 of financial income, from $50,000 of financial income during the six months ended June 30, 2022. The increase in financial income primarily resulted from a $299,000 increase in interest income from investment in marketable securities, money market funds and short-term bank deposits.

Tax Expenses. For the six months ended June 30, 2023, there was no change in our tax expenses as compared to the six months ended June 30, 2022.

Net Loss. Our net loss increased by $216,000, or 2.4%, to $9,333,000, for the six months ended June 30, 2023, from $9,117,000 during the six months ended June 30, 2022. The increase in net loss resulted primarily from an increase of $840,000 in operating expenses, offset by an increase of $313,000 in financial income and increase of $311,000 in gross profit.

Liquidity and Capital Resources

As of June 30, 2023, we have the ability to fund our planned operations for at least the next 12 months from issuance date of the financial statement. However, we expect to continue incurring losses and negative cash flows from operations until our products (primarily CGuard™ EPS) reach commercial profitability. Therefore, in order to fund our operations until such time that we can generate substantial revenues, we may need to raise additional funds.

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

In May 2023, we closed a Private Placement Offering that resulted in aggregate gross proceeds of approximately $42.2 million, before deducting fees payable to the placement agent and other offering expenses payable by the Company. If the Warrants from the Private Placement Offering are exercised in cash in full this would result in an additional $71.4 million of gross proceeds.

Six months ended June 30, 2023 compared to the six months ended June 30, 2022

General. At June 30, 2023, we had cash and cash equivalents of $11,545,000 short-term bank deposits of $6,631,000 and marketable securities of $28,817,000 as compared to cash and cash equivalents of $4,632,000 and short-term bank deposits of $13,171,000 as of December 31, 2022. We have historically met our cash needs through a combination of issuing new shares, borrowing activities and product sales. Our cash requirements are generally for research and development, marketing and sales activities, finance and administrative costs, capital expenditures and general working capital.

For the six months ended June 30, 2023, net cash used in our operating activities increased by $913,000, or 12.6%, to $8,156,000, from $7,243,000 during the same period in 2022. The primary reason for the increase in cash used in our operating activities was an increase of $687,000 in compensation costs paid during the six months ended June 30, 2023 from $4,625,000 in the six months ended June 30, 2022 to $5,312,000 during the same period in 2023 and a decrease of $235,000 in payments received from customers, to $2,472,000 during the six months ended June 30, 2023 from $2,707,000 during the same period in 2022, offset in part by a decrease of $9,000 in payments for third party related expenses and for professional services.

Cash used in our investing activities was $22,442,000 during the six months ended June 30, 2023, compared to cash provided of $1,801,000 during the six months ended June 30, 2022. The primary reasons for the increase in cash used by our investing activities is an investment in marketable securities of $28,838,000, offset by an increase in withdrawal from short-term bank deposits, net of investment in short-term deposits, of $4,500,00, and a decrease of $82,000 in payments made for purchase of property, plant and equipment to $70,000 during the three months ended June 30, 2023.

Cash provided by financing activities for the six months June 30, 2023, was $37,534,000. The principal source of the cash provided by financing activities during the six months ended June 30, 2023 were the proceeds from the Private Placement Offering in May 2023 that resulted in approximately $37,534,000 of aggregate net proceeds. Cash used by financing activities for the six months ended June 30, 2022 was $37,000 and the cash used by financing activities during the six months ended June 30, 2022 were due to issuance cost associated with a shelf registration statement on Form S-3 filed with the SEC on June 3, 2022.

As of June 30, 2023, our current assets exceeded our current liabilities by a multiple of 10.5. Current assets increased by $29,194,000 during the period and current liabilities decreased by $241,000 during the period. As a result, our working capital increased by $29,435,000 to $45,691,000 as of June 30, 2023.

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

Contractual Obligations and Commitments

During the three months ended June 30, 2023, there were no material changes to our contractual obligations and commitments.

Recently Adopted and Issued Accounting Pronouncements

See Note 3 to our condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for new accounting pronouncements adopted.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of June 30, 2023, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

INSPIREMD, INC.

Date: August 7, 2023	By:	/s/ Marvin Slosman
	Name:	Marvin Slosman,
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2023	By:	/s/ Amir Kohen
	Name:	Amir Kohen
	Title:	Interim Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

