Form 10-K
period 2023-12-31
InspireMD, Inc.
filed 2024-03-05
CIK 1433607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2023, based on the price at which the common equity was last sold on such date, was $46,130,594. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 5, 2024
Common Stock, $0.0001 par value	23,456,590

Documents incorporated by reference:

Portions of the Registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders, which the Registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Our CGuard™ carotid embolic prevention system (“CGuard EPS”) combines MicroNet and a unique self-expandable nitinol stent in a single device for use in carotid artery revascularization. Our CGuard EPS originally received CE mark approval under Medical Device Directive 93/42/EEC (“MDD”) in the European Union (“EU”) in March 2013 and was fully launched in Europe in September 2015. Subsequently, we launched CGuard EPS in over 30 countries and on February 3, 2021, we executed a distribution agreement with Chinese partners for the purpose of expanding our presence in the Asian markets. In January 2024, we received CE mark recertification under the EU’s Medical Device Regulation regulatory framework. Currently, we are seeking strategic partners for a potential launch of CGuard EPS in Japan and other Asian countries.

On September 8, 2020, we received approval from the U.S. Food and Drug Administration (“FDA”) of our Investigation Device Exemption (“IDE”), thereby allowing us to proceed with a pivotal study of our CGuard™ Carotid Stent System, C-GUARDIANS, for prevention of stroke in patients in the United States. C-GUARDIANS is a prospective, multicenter, single-arm, pivotal study to evaluate the safety and efficacy of the CGuard™ Carotid Stent System when used to treat symptomatic and asymptomatic carotid artery stenosis in patients undergoing carotid artery stenting (“CAS”). The study, which completed enrollment in June 2023, enrolled 316 patients across 24 trial sites in the U.S. and Europe and from April 2023 included deployment of the CGuard stent using CGuard Prime, our next generation CAS stent platform.

The primary endpoint is a composite of: (1) incidence of major adverse events including Death (all-cause mortality), any Stroke, and Myocardial Infarction (DSMI) through 30-days post index procedure, or (2) ipsilateral stroke from day 31 to day 365 post-procedure. All events are adjudicated by an independent clinical events committee. The composite index will be compared to a performance goal based on the observed rate of the two components of the primary endpoint from previous pivotal stent trials which are considered industry standard. The performance goal will be considered met if the upper bound of the two-sided 95% confidence interval calculated from the observed primary endpoint rate is < 11.6% and the p-value is less than 0.025.

In November 2023, we announced positive 30-day follow up results from the C-GUARDIANS trial in which stenting with the CGuard Carotid Stent System in patients with carotid artery stenosis and at high risk for carotid endarterectomy had a DSMI rate of 0.95%, measured from the date of the procedure through 30 days follow-up post-procedure. We anticipate reporting primary endpoint results from the C-GUARDIANS trial mid 2024 that may support the submission of a premarket approval, or PMA, application in the third quarter of 2024 with a view to potential FDA approval of the CGuard Prime stent system in the first half of 2025.

We continue to invest in current and future potential new indications, products and manufacturing enhancements for CGuard that are expected to reduce cost of goods and/or provide the best-in-class performing delivery systems, such as CGuard Prime. In furtherance of our strategy that focuses on establishing the CGuard Carotid Stent System as a viable alternative to vascular surgery, we are developing a new transcarotid artery revascularization (TCAR) system, SwitchGuard™ neuroprotection system (“SwitchGuard NPS”), for transcarotid access and neuro protection. In addition, we intend to explore new indications for CGuard to leverage the advantages of stent design and mesh protection, well suited in labels such as acute stroke with tandem lesions.

We consider our current addressable market for our CGuard Carotid Stent System and SwitchGuard NPS to be both symptomatic and asymptomatic individuals with diagnosed high-grade carotid artery stenosis for whom intervention is preferable to medical (drug) therapy. This group includes not only carotid artery stenting patients but also individuals undergoing carotid endarterectomy, as the two approaches compete for the same patient population. Assuming full penetration of the intervention caseload by CGuard, we estimate that the addressable market for CGuard Carotid Stent System and SwitchGuard NPS is approximately $1.3 billion (source: Health Research International Personal Medical Systems, Inc. September 13, 2021 Results of Update Report on Global Carotid Stenting Procedures and Markets by Major Geography and Addressable Markets and internal estimates). According to this same report and internal estimates, assuming full penetration of treatment for all individuals diagnosed with high-grade carotid artery stenosis, we estimate the total available market for CGuard Carotid Stent System and SwitchGuard NPS to be approximately $9.3 billion, which may grow over time if expanded treatment options such as CGuard Carotid Stent System and SwitchGuard NPS lead to increased patient screening for carotid artery disease.

In October 2023, the Centers for Medicare and Medicaid Service (“CMS”) issued its final National Coverage Determination (“NCD”), expanding coverage of CAS to include both asymptomatic and standard risk patients, significantly expanding the U.S. CAS addressable market.

Our mission is to offer a comprehensive set of delivery solutions (TCAR and Transfemoral) in order to deliver best in class results through patient outcomes by way of stent performance with CGuard Carotid Stent System and SwitchGuard NPS.

We were organized in the State of Delaware on February 29, 2008.

Private Placement

On May 12, 2023, we entered into a securities purchase agreement (the “Purchase Agreement”) pursuant to which we agreed to sell and issue in a private placement (the “Private Placement Offering”) an aggregate of 10,266,270 shares (the “Private Placement Shares”) of our common stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 15,561,894 shares of common stock and warrants to purchase up to an aggregate of 51,656,328 shares of common stock, consisting of Series H warrants to purchase up to 12,914,086 shares of common stock (the “Series H Warrants”), Series I warrants to purchase up to 12,914,078 shares of common stock (the “Series I Warrants”), Series J warrants to purchase up to 12,914,086 shares of Common Stock (the “Series J Warrants”) and Series K warrants to purchase up to 12,914,086 shares of common stock (the “Series K Warrants” and together with the Series H Warrants, Series I Warrants and Series J Warrants, the “Warrants”), at an offering price of $1.6327 per Private Placement Share and associated Warrants and an offering price of $1.6326 per Pre-Funded Warrant and associated Warrants.

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

In connection with the Purchase Agreement, we entered into a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, we were required to file a resale registration statement (the “Registration Statement”) with the SEC to register for resale the Private Placement Shares and the shares of common stock issuable upon exercise of the Pre-Funded Warrants and Warrants, within 20 days of the signing date of the Purchase Agreement (the “Signing Date”), and to have such Registration Statement declared effective within 45 days after the Signing Date in the event the Registration Statement is not reviewed by the SEC, or 90 days of the Signing Date in the event the Registration Statement is reviewed by the SEC. We were obligated to pay certain liquidated damages if we fail to file the Registration Statement when required, fails to cause the Registration Statement to be declared effective by the SEC when required, of if we fail to maintain the effectiveness of the Registration Statement. The Registration Statement was subsequently filed on May 23, 2023 and declared effective on June 1, 2023. We paid LifeSci Capital LLC, a placement fee equal to 5.6% of the aggregate gross proceeds from the closing of the Private Placement Offering, or approximately $2.4 million, and legal expenses of $41,600. In addition, we paid Piper Sandler & Co. a financial advisory fee of $1.5 million, AGP/Alliance Global Partners a financial advisory fee of $250,000 and lead investor counsel expenses of $125,000.

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

In 2022, 3.0 million people between the age of 50 and 89 years old were estimated to be diagnosed with high grade carotid artery disease, of which, approximately 394,000 of those diagnosed required intervention for carotid artery disease (according to the Health Research International Personal Medical Systems, Inc. September 13, 2021 Results of Update Report on Global Carotid Stenting Procedures and Markets by Major Geography and Addressable Markets). There are three current intervention treatments used for carotid artery disease. The first is a carotid endarterectomy where a surgeon accesses the blocked carotid artery though an incision in the neck, and then surgically removes the plaque. The second is transcarotid artery revascularization where a surgeon accesses the blocked carotid artery though an incision in the neck, and then places a stent to open the artery and prevent embolization while combining high-rate blood flow reversal to protect the brain. The third is carotid artery stenting, which is a minimally invasive endovascular treatment for carotid artery disease and an alternative to carotid endarterectomy. Endovascular techniques using stents and carotid embolic prevention system protect against plaque and debris traveling downstream, blocking off the vessel and disrupting blood flow. We believe that the use of a stent with an embolic protection system should increase the number of patients being treated since it would avoid the need for complex surgery.

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

CGuard – Carotid Artery Applications

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

Our CGuard EPS originally received CE mark approval in the EU in March 2013 and was fully launched in Europe in September 2015. Subsequently, we launched CGuard EPS in 30 plus countries and on February 3, 2021, we executed a distribution agreement with Chinese partners for the purpose of expanding our presence in China.

On September 8, 2020, we received approval from the FDA of our IDE, thereby allowing us to proceed with a pivotal study of our CGuard™ Carotid Stent System, C-GUARDIANS, for prevention of stroke in patients in the United States. C-GUARDIANS is a prospective, multicenter, single-arm, pivotal study to evaluate the safety and efficacy of the CGuard™ Carotid Stent System when used to treat symptomatic and asymptomatic carotid artery stenosis in patients undergoing carotid artery stenting. The study, which completed enrollment in June 2023, enrolled 316 patients across 24 trial sites in the U.S. and Europe and from April 2023 included deployment of the CGuard stent using CGuard Prime, our next generation CAS stent platform.

The primary endpoint is a composite of: (1) incidence of major adverse events including Death (all-cause mortality), any Stroke, and Myocardial Infarction (DSMI) through 30-days post index procedure, or (2) ipsilateral stroke from day 31 to day 365 post-procedure. All events are adjudicated by an independent clinical events committee.The composite index will be compared to a performance goal based on the observed rate of the two components of the primary endpoint from previous pivotal stent trials which are considered industry standard. The performance goal will be considered met if the upper bound of the two-sided 95% confidence interval calculated from the observed primary endpoint rate is < 11.6% and the p-value is less than 0.025.

In November 2023, we announced positive 30-day follow up results from the C-GUARDIANS trial in which stenting with the CGuard Carotid Stent System in patients with carotid artery stenosis and at high risk for carotid endarterectomy had a DSMI rate of 0.95%, measured from the date of the procedure through 30 days follow-up post-procedure. We anticipate reporting primary endpoint results from the C-GUARDIANS trial in mid 2024 that may support the submission of a PMA application in the third quarter of 2024 with a view to potential FDA approval of the CGuard Prime stent system in the first half of 2025.

CGuard Prime Stent System

The CGuard Prime stent system is a mesh-covered self-expanding carotid stent that is loaded into a transfemoral rapid exchange (Rx) delivery system that we are developing and that is subject to regulatory approval.

The CGuard Prime Carotid Stent is a self-expanding nitinol stent covered with a MicroNet bio-stable sleeve woven from a single strand of 23 μm Polyethylene Terephthalate (PET). The MicroNet sleeve is designed to trap and seal thrombus and plaque against the vessel wall, providing continuous embolic prevention. The CGuard Prime Carotid Stent is available in diameters ranging from 6.0mm to 10mm and in lengths of 20, 30, 40 and 60mm. The CGuard Prime delivery system is a rapid exchange (Rx), delivery system with a 6Fr profile that can accommodate all stent sizes from 6mm to 10mm. The CGuard Prime is available in two lengths: 80 cm and 135 cm.

CGuard Prime advances the first generation CGuard transfemoral delivery system with new handle design for deployment accuracy, new catheter design for more flexible navigation of tortuous anatomy especially in acute revascularize settings as well as two lengths, 135cm and 80cm for booth transfemoral and transcarotid access. From April 2023, the C-GUARDIANS trial included deployment of the CGuard stent using CGuard Prime.

Switchguard NPS

SwitchGuard NPS is a Class IIa, non-invasive transcarotid artery revascularization (TCAR) device that we are developing and that is subject to regulatory approval that is composed of medical grade tubing with male Luer lock connectors at each end and an in-line 200-micron blood filter. The device is intended as an external arterial-venous (A-V) shunt, allowing arterial blood to flow into the venous system, while filtering particulate before returning blood to the patient on the venous side.

The SwitchGuard arterio-venous extension line with filter is intended for flow circuit and particle removal when connecting arterial and/or venous introducers during interventional procedures.

SwitchGuard is being developed to answer a need of flow reversal for cerebral protection in coronary artery stenting (“CAS”) since symptomatic distal embolization, caused by the release of material (thrombotic, necrotic, or atherosclerotic) from the site of the lesion during the intervention, is the most frequent and important complication of CAS. Reversing blood flow has been shown to reduce stroke risk during carotid artery procedures.

Physicians frequently use extension lines constructed from blood filter transfusion sets during interventional procedures for the purpose of A-V shunting.

We expect to submit an IDE to the FDA for the C-GUARDIANS II clinical trial during the second half of 2024, which, if approved, would allow us to initiate a clinical trial to support the clearance of the SwitchGuard NPS coupled with CGuard Prime. In February 2024, we appointed the principal investigators for the C-GUARDIANS II clinical trial of SwitchGuard NPS.

Acute Stroke with Tandem Lesions

It is estimated that 20-30% of acute ischemic strokes are caused by large vessel occlusion involve tandem lesions- high grade stenosis/occlusion of the internal carotid artery plus thrombotic occlusion of an intracranial vessel. Currently there is no indicated use of CAS for these lesions during stroke treatment when the placement of an embolic protection device is not possible. We believe CGuard Prime is optimally suited for intervention in this acute setting by way for design (flexible / low metal structure) as well as MicroNet mesh offering embolic protection both during and post procedural implantation. Our goal is to develop CGuard Prime to mitigate strokes in this acute setting.

In November 2023, we announced a strategic agreement with Jacobs Institute to execute an early feasibility study of CGuard Prime for the treatment of acute stroke patients with tandem lesions. The study is expected to enroll 15 acute stroke patients across three U.S. sites to explore the safety and feasibility. of using CGuard Prime to treat acute ischemic stroke patients with tandem lesions.

MGuard Prime

We historically developed and sold the MGuard Prime embolic protection system (“MGuard Prime EPS”) which was marketed for use in patients with acute coronary syndromes, notably acute myocardial infarction (heart attack) and saphenous vein graft coronary interventions. Over the past years there has been a shift in industry preferences towards drug eluting stents. As a result of declining sales and utilization of the MGuard Prime EPS, which was largely driven by the predominant industry preferences favoring drug-eluting stents, during the second quarter of 2022 we ceased sales of MGuard Prime EPS following a phase out period.

Completed Clinical Trials for CGuard EPS

CARENET

The CARENET trial was the first multi-center study of CGuard EPS following the receipt of CE mark of this device in March 2013. The CARENET trial was designed to evaluate feasibility and safety of CGuard EPS in treatment of carotid lesions in consecutive patients suitable for CASin a multi-operator, real-life setting. The acute, 30-day, magnetic resonance imaging (“MRI”), ultrasound and six-month clinical event results were presented at the LINC conference in Leipzig, Germany in February, 2015. In the third quarter of 2015, the results of the CGuard CARENET trial were published in the Journal of the American College of Cardiology. In November 2015, positive twelve-month follow-up data from the CGuard CARENET trial was presented at the 42nd Annual Symposium on Vascular and Endovascular Issues, documenting the benefits of the CGuard MicroNet technology as well as the patency benefits (maintaining the artery open) of the internal and external carotid arteries at twelve months. In September 2022, the results of the CGuard CARENET trial five year follow up were published in the Journal of the American College of Cardiology: Cardiovascular Interventions Vol. 15, No 18, 2022 September 26, 2022:1883-1891. There was no ipsilateral stroke or ipsilateral stroke-related death which occurred throughout the five years. In addition, no stent restenosis or external carotid artery occlusion occurred in CARENET by 5 years, indicating normal healing and uncompromised side-branch patency.

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

The conclusions of the CARENET trial were:

●	The CARENET trial demonstrated safety of the CGuard EPS stent, with a 30 day MACCE rate of 0%.

●	Incidence of new ipsilateral lesions (percent of patients with new lesions on the ipsilateral side (same side where the stent was employed)) at 48 hours was reduced by almost half compared to published data, and volume was reduced almost tenfold.

●	All but one lesion had resolved completely by 30 days.

●	Twelve-month data showed no stroke or stroke-related deaths, and no cardiac adverse events.

●	Five-year data showed no ipsilateral stroke or ipsilateral stroke-related deaths, and no stent restenosis or external carotid artery occlusion occurred in CARENET by 5 years, indicating normal healing and uncompromised side-branch patency.

●	CGuard EPS offers enhanced benefits for patients undergoing CAS with unprecedented safety.

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

PARADIGM-101 was subsequently increased to include 500 consecutive patients with symptomatic or increased stroke risk asymptomatic atherosclerotic carotid stenosis patients. The new study is known as PARADIGM -500. In June 2022, the 1-year results were presented at the EuroPCR in Leipzig, Germany.

Key findings from the PARADIGM-500 study are as follows.

●	30 Day Death/Stroke rate of 0.75%; 30-day death/stroke/myocardial infarction rate of 0.94%;

●	12-month freedom from ipsilateral stroke, in stent restenosis and target lesion revascularization rate of 99.6%.

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

Safety and Efficacy of the New Micromesh-Covered Stent CGuard in Patients Undergoing Carotid Artery Stenting: Early Experience From a Single Center

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

CGUARD Mesh-Covered Stent in Real World: The IRON-Guard Registry

“CGUARD Mesh-Covered Stent in Real World: The IRON-Guard Registry using CGuard EPS” was a physician initiated prospective multi-center registry that included 200 patients from 12 medical centers in Italy. The objective of the study was to report 30-day outcomes (including MACCE) in a prospective series of patients who were treated with CGuard EPS between April 2015 and June 2016. In January 2017, 30-day results were presented at the Leipzig Interventional Course (LINC) 2017 and published in the Journal of EuroIntervention in May 2017. The 12-month follow-up was published in the Journal of EuroIntevention in October 2018.

Key 30-day results presented were:

●	100% success in implanting CGuard EPS;

●	No MI, major stroke or death at 30 days;

●	There were two transient ischemic attacks and five periprocedural minor strokes, including one thrombosis solved by surgery.

●	Total elimination of post-procedural neurologic complications by 30 days;

●	DW-MRI performed pre-procedure and between 24- and 72-hours post-procedure in 61 patients, indicated that 12 patients had new micro emboli (19%).

●	At 12-month, there were no new major neurological adverse events, thrombosis or external carotid occlusion recorded;

●	One myocardial infarction occurred at 12 months.

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

The SIBERIA Trial for Carotid Artery Stenosis: A Randomized Controlled Trial of Conventional Versus Micronet™-Covered Stent Use in Percutaneous Neuroprotected Carotid Artery Revascularization: Peri-procedural and 30-day Diffusion-Weighted Magnetic Resonance Imaging and Clinical Outcomes (RCT trial)

“The SIBERIA Trial for Carotid Artery Stenosis: A Randomized Controlled Trial of Conventional Versus Micronet™-Covered Stent Use in Percutaneous Neuroprotected Carotid Artery Revascularization: Peri-procedural and 30-day Diffusion-Weighted Magnetic Resonance Imaging and Clinical Outcomes” was an investigator-initiated randomized clinical trial, single-center study, which evaluated one hundred patients who qualified for carotid revascularization with high risk for surgery and were randomized 1:1 to either CGuard EPS or AcculinkTM. The primary endpoints were incidence and volume of new cerebral embolic post-procedural lesions (24-48 hours) as determined by diffusion weighted magnetic resonance imaging (DW-MRI). The principal secondary endpoints included incidence of periprocedural or postprocedural stroke, myocardial infarction and death at 30 days. The 30-day results of the study were presented in a late-breaking session at the EuroPCR in June 2020 and published (Randomized Controlled Trial of Conventional Versus MicroNet-Covered Stent in Carotid Artery Revascularization, JACC Cardiovascular Interventions, Vol. 14, November 21, 2021). The conclusion of the study was that the CGuard™ Micronet™-covered stent use in consecutive unselected patients subjected to neuroprotected carotid artery stenting was associated with a greater than three-fold reduction in the procedure-generated mean cerebral lesion volume, and with zero post-procedural cerebral embolisms observed. The MicroNet covered stent significantly reduced periprocedural and abolished post procedural cerebral embolism in relation to a conventional carotid stent. This is consistent with the MicroNet covered stent’s sustained embolism prevention, translating into cerebral protection not only during but after carotid artery stenting. The incidence of restenosis and vessel occlusion according to the ICA (internal carotid artery) ultrasound and the incidence of strokes, myocardial infarctions or deaths between the study arms at 365 days were presented at the LINC conference in Leipzig, Germany in June, 2022. The 12-month outcomes demonstrated a significantly higher prevalence of the combined endpoint of death, stroke or myocardial infarctions and in-stent restenosis and vessel occlusion rate in the first generation (single layer) carotid stent, AcculinkTM, versus the MicroNet-Covered Stent, CGuard™.

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

On-going and Planned Clinical Trials

C-GUARDIANS

C-GUARDIANS is a prospective, multicenter, single-arm, pivotal study to evaluate the safety and efficacy of the CGuard Carotid Stent System when used to treat symptomatic and asymptomatic carotid artery stenosis in patients undergoing carotid artery stenting.

The study completed enrollment in June 2023. The primary endpoint is a composite of: (1) incidence of major adverse events including Death (all-cause mortality), any Stroke, and Myocardial Infarction (DSMI) through 30-days post index procedure, or (2) ipsilateral stroke from day 31 to day 365 post-procedure. All events are adjudicated by an independent clinical events committee. The composite index will be compared to a performance goal based on the observed rate of the two components of the primary endpoint from previous pivotal stent trials which are considered industry standard. The performance goal will be considered met if the upper bound of the two-sided 95% confidence interval calculated from the observed primary endpoint rate is < 11.6% and the p-value is less than 0.025.

From July 2021 to June 2023, 316 patients were prospectively enrolled at 24 sites in the US and the EU and from April 2023 included deployment of the CGuard stent using CGuard Prime, our next generation CAS stent platform. All CAS procedures were performed utilizing the CGuard MicroNetTM mesh covered stent and cleared intra-procedural cerebral protection distal embolic filters or proximal embolic protection with flow cessation, or both. At 30 days, the hierarchical DSMI rate was 0.95% in the intent to treat (ITT) analysis and 0.63% in the per- protocol (PP) analysis. Three patients experienced major adverse cardiovascular events by 30-days: one patient who did not take dual antiplatelet therapy (protocol violation) had a major stroke and died and two other patients had a stroke. There was no myocardial infarction (MI). These results support a potential “neuroprotective” effect of the CGuard stent from the procedure to 30 days follow-up.

We expect the primary endpoint at 1-year will be analyzed during the third quarter of 2024 when the last patient enrolled reaches 1-year of follow-up. We anticipate reporting primary endpoint results from the C-GUARDIANS trial in mid 2024 that may support the submission of a PMA application in the third quarter of 2024 with a view to potential FDA approval of the CGuard Prime stent system in the first half of 2025.

Early Feasibility Study of CGuard EPS for Acute Stroke Patients with Tandem Lesions

In November 2023, we announced the entry into a strategic agreement with the Jacobs Institute at the State University of New York at Buffalo to execute an early feasibility study of CGuard EPS for the treatment of acute stroke patients with tandem lesions. The study, a prospective, single center, single-arm, open label, non-blinded study is expected to enroll 15 acute stroke patients across three U.S. sites to assess the safety and feasibility .of using CGuard EPS to treat acute ischemic stroke patients with tandem lesions. of Dr. Adnan Siddiqui, Vice-Chairman and Professor of Neurosurgery at the State University of New York at Buffalo, CEO of the Jacobs Institute, is the Principal Investigator for the study. First patient enrollment is expected in the second quarter of 2024.

C-GUARDIANS II for SwitchGuard NPS

The SwitchGuard™ NPS is designed to allow the treating physician to reverse cerebral blood flow during a TCAR procedure. SwitchGuard™ is intended to prevent embolic debris generated during the procedure from traveling to the brain, passing the blood through the filter housed within the SwitchGuard™ before returning it to the patient to minimize blood loss.

We plan to submit an IDE to the FDA in the second half of 2024 for C-GUARDIANS II, a multicenter, single-arm, pivotal study to evaluate the safety and efficacy of the SwitchGuard NPS for providing cerebral embolic protection during carotid artery stenting via the Transcarotid Artery Revascularization (TCAR) approach. We appointed Patrick Geraghty, M.D., professor of surgery and radiology, section of vascular surgery at Washington University School of Medicine in St. Louis, MO, and Patrick Muck, M.D., program director and chief of vascular surgery at Good Samaritan Hospital in Cincinnati, OH, to act as lead principal investigators for the trial.

Additionally, William Gray, M.D., system chief of the cardiovascular division at Main Line Health in Wynnewood, PA and professor of medicine at Thomas Jefferson University in Philadelphia, PA, will act as a strategic advisor to the Company.

Future Clinical Trials

Pre and post-marketing clinical trials (outside the United States) could be conducted to further evaluate the safety and efficacy of CGuard EPS in specific indications.

Growth Strategy

Our primary business objective is to utilize our proprietary MicroNet technology and products to become the industry standard for the treatment of carotid disease and prevention of stroke and to provide a superior solution to the common acute problems caused by current stenting procedures, such as restenosis, embolic showers and late thrombosis. We are pursuing the following business strategies to achieve this objective.

●	Widen the adoption of CGuard. We are seeking to expand the population of CGuard patients in those countries in which CGuard is commercially available. In particular, our focus is on establishing CGuard as a viable alternative (in appropriate cases) to carotid endarterectomy and the use of conventional carotid stents within the applicable medical communities. We intend to accomplish this goal by continuing to publish and present our clinical data, supporting investigator-initiated clinical registries and exploring the addition of additional devices to our portfolio, including the SwithchGuard NPS for use in TCAR cases. We have partnered and will continue to seek out partnerships with organizations focused on the treatment of stroke. We will also continue to engage advisory boards and to develop a network of key opinion leaders to assist us in our efforts to widen the adoption of CGuard. We aim to be the only company focusing on both the surgeons and interventionalists who perform both CAS and TCAR procedures.

●	Portfolio expansion and pipeline development We plan to continue to invest in advancing our portfolio with new delivery system alternatives to facilitate the use of CGuard and SwitchGuard by all physicians. We believe our delivery systems, if approved, will enable all endovascular access points including accessory devices for trans carotid artery revascularization.

●	Grow our presence in existing and new markets for CGuard EPS. We have launched CGuard EPS in most European and Latin American countries through a comprehensive distributor sales organizations network. We are continuing to focus on larger growing markets through this network by supporting our distributors with robust marketing and clinical education programs. We plan to continue to evaluate the transition to a direct selling model in certain currently served distributor markets, increasing our control on the market and gross profit margins. We are pursuing additional product registrations and distribution contracts with local distributors in other countries in Europe, Asia and Latin America. In February 2021, we executed a distribution agreement with Chinese partners for the purpose of expanding our presence in China. Currently, we are seeking strategic partners for a potential launch of CGuard EPS in Japan and other Asian countries. In addition, we plan to commercialize in the United States through a direct sales organization upon potential PMA approval of CGuard Prime.

●	CMS approval of National Coverage Determination (NCD) – On October 11 2023, CMS issued an NCD covering the use of carotid stents (both CAS and TCAR) for the treatment of both symptomatic and asymptomatic patients either at high- or standard-surgical risk. This decision significantly increases the available market to endovascular procedures. Previously, only symptomatic patients at high-risk to surgery were covered through the CMS coverage, NCA - Percutaneous Transluminal Angioplasty (PTA) of the Carotid Artery Concurrent with Stenting (CAG-00085R8) - Tracking Sheet (cms.gov)

●	Continue to leverage our MicroNet technology to develop additional applications for interventional cardiologists and vascular surgeons. In addition to the applications described above, we believe that we will eventually be able to utilize our proprietary MicroNet technology to address imminent market needs for new product innovations to significantly improve patient care. We continue to broadly develop and protect intellectual property using our mesh technology. Examples of some areas include peripheral vascular disease and neurovascular disease.

●	Establish relationships with collaborative and development partners to fully develop and market our existing and future products. We are seeking strategic partners for collaborative research, development, marketing, distribution, or other agreements, which could assist with our development and commercialization efforts for CGuard and other potential products that are based on our MicroNet technology.

Competition

The markets in which we compete are highly competitive, subject to change and impacted by new product introductions and other activities of industry participants.

Carotid

With respect to competition for our carotid embolic prevention system, CGuard EPS, the manufacturers of products used in connection with CAS procedures in the United States, including a number of large companies, including Abbott Laboratories, Boston Scientific Corporation, Medtronic and Cordis Corporation. In Europe, in addition to the above-mentioned manufacturers, Terumo Medical Corporation also participates in the market for products used in connection with CAS procedures. As we develop and seek regulatory approval in the United States and Europe for our new TCAR neuroprotection system SwitchGuard, and continue to seek greater market share for CGuard, we expect to compete with Silk Road Medical in the total carotid artery revascularization market that comprises CAS, TCAR and carotid endarterectomy (“CEA”).

Many of these companies are larger companies or divisions of publicly-traded companies that have certain competitive advantages, including greater capital resources, larger customer bases, broader product lines, larger sales forces, greater marketing and management resources, larger research and development staffs and larger facilities than ours and have established reputations, relationships with our target customers and worldwide distribution methods that are more effective than ours. However, while there are currently many market participants in the U.S. carotid stent market, we believe that the European market is somewhat more fragmented for CAS products, and, in our opinion, smaller competitors may be able to gain market share with greater flexibility and more efficiently than in the United States.

We believe the principal competitive factors in our market include the following:

●	Strength of clinical evidence- patient outcomes and adverse event rates;
●	Scale and effectiveness of commercialization efforts/organizations
●	Acceptance by treating physicians and referral sources;
●	Physician learning curve;
●	Ease-of-use and reliability;
●	Economic benefits and cost savings;
● ●	Availability of reimbursement; and Patient experience

Sales and Marketing

Sales and Marketing

Based on the positive CGuard EPS clinical data, we initiated the commercial launch of CGuard EPS in CE marked countries in early 2015. In September 2015, we announced full market launch of CGuard EPS in Europe. Since 2017 we have focused on sales of our products through local distribution partners and our own internal sales initiatives to gain greater reach into all the relevant clinical specialties and to expand our geographic coverage. Our current strategy seeks to broaden our sales efforts to increase CGuard EPS penetration within the community of interventionalists. In parallel, we aim at transitioning vascular surgeons from carotid endarterectomy procedures to carotid stenting with CGuard and accessory devices, which we believe can greatly expand our customer base. We have focused and we plan to continue to focus our marketing efforts primarily on key growth markets and to evaluate opportunities in new territories as they become available. In addition, we are using international trade shows and industry conferences to gain market exposure and brand recognition. We continue to work with leading physicians to enhance our marketing efforts and are developing relationships with new key opinion leaders to champion our technology and work with us in clinical studies.

Product Positioning

We believe that CGuard has potential to become the standard of care in treading carotid artery disease. It is a second-generation stent with positive patient outcomes demonstrating significant reduction in post-procedural neurological events.

Additionally, we intend to continue to evaluate potential product and manufacturing enhancements for CGuard expected to reduce cost of goods or provide the best-in-class performing delivery system and accessory solutions. We believe these improvements may allow us to reduce cost of goods and increase penetration in our existing geographies and better position us for entry into new markets.

Insurance Reimbursement

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

In October 2023, CMS issued its final National Coverage Determination (“NCD”), expanding coverage of CAS to include both asymptomatic and standard risk patients, significantly expanding the U.S. CAS addressable market.

Intellectual Property

Patents

We have 59 issued patents, including 19 patents issued in the U.S., and 26 pending patent applications, 7 of which are pending in the United States. Many of these patents and applications cover aspects of our CGuard and MGuard technology. Patents outside the U.S. have been filed in Canada, China, Europe, Israel, India, Japan, Australia, and South Africa. The patents and applications fall into a number of patent families, as listed below:

Base Title of Patent Family	Pending patent applications (Countries)	Issued patents (Country and Patent No.)	Issue Date
Bifurcated Stent Assemblies		US 8,961,586 China ZL200780046676.2	02/24/2015 9/26/2012
Deformable Tip for Stent Delivery and Methods of Use		US 10,258,491 Israel 260,945	4/16/2019 07/01/2020
Handle for Two-Stage Deployment of a Stent	US (cont) EP CN JP IN	US 11,844,893	12/12/2023
Shunts with Blood-Flow Indicators	US (cont) EP CN JP (allowed) JP (divisional)	US 11,844,893	12/19/2023
IN
HK
Device for Shunting Blood Between the Arterial and Venous Systems	US EP CN JP IN
HK
Devices for shunting blood	US PCT

In Vivo Filter Assembly		US 9,132,261	09/15/2015

Knitted Stent Jackets		Canada 2,666,728 Canada 2,887,189 China ZL200780046697.4 China ZL201210320950.3 EP 2076212 Germany, France, & UK US 10,137,015 India 323792	6/23/2015 5/1/2018 10/10/2012 12/2/2015 3/29/2017 11/27/2018 10/28/2019

Optimized Stent Jacket	US (cont)

Canada  2,670,724

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
Stent Apparatuses for Treatment Via Body Lumens and Methods of Use	EPO	South Africa 2007/10751 Canada 2,609,687 Canada 2,843,097 EP 1885281 (CH, DE, FR, GB, IE, IT) US 10,932,926 US 10,058,440 US 10,070,977	10/27/2010 4/22/2014 10/27/2015 2/13/2019 03/02/2021 8/28/2018 9/11/2018
Stent Thermoforming Apparatus and Methods		JP 6553178 US 9,527,234 US 10,376,393	7/12/2019 12/27/2016 8/13/2019
Methods or using a self-adjusting stent assembly and kits including the same	US (cont) EP IN CN (div)	US 11,684,498 China ZL 2019800679437	06/27/2023 05/03/2022
Intravascular sheath	US (provisional)

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

Trademarks

We have registered or applied to register the following trademarks, which we use in connection with our products:

●	InspireMD® (US, European Union, and UK)
●	MGuard® (European Union, and UK)
●	CGuard® (US, European Union, and UK)
●	MGuard Prime® (European Union, and UK)
●	NGuard® (European Union and UK)
●	PVGuard® (European Union, and UK)
●	Micronet® (US)
●	(MNP Micronet Protection logo) (European Union and UK)
●	Carenet®)European Union and UK)
●	SmartFit™ (US, UK, EP and CN)
●	SmartFit Logo (EP, UK, CN)
●	CGuard Prime (EP, UK, US, CN, JP)
●	SwitchGuard (EP, UK, US, JP)
●	True North Medical (EP, UK)
●	MicroMesh logo (EP, UK)
●	Micronet logo (updated version) (US, EP, UK, JP)

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

Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. These laws and regulations range from simple product registration requirements in some countries to complex approval process, clinical trials and production controls in others. As a result, the processes and time periods required to obtain foreign marketing approval may be longer or shorter than those necessary to obtain FDA market authorization. These differences may affect the timeliness of international market introduction of our products. For the European Union nations, medical devices must obtain a CE mark before they may be placed on the market. In order to obtain and maintain the CE mark, we must comply with EU law on medical devices, which, until May 26, 2021 was governed by the MDD, by presenting comprehensive technical files for our products demonstrating safety and efficacy of the product to be placed on the market and passing initial and annual quality management system audit as per ISO 13485 standard by a European Notified Body. We have obtained ISO 13485 quality system certification and CGuard EPS that we currently distribute into the European Union, displays the required CE mark. In order to maintain certification, we are required to pass an annual surveillance audit conducted by Notified Body auditors. The European Union replaced the MDD with the new MDR regulation. The MDR entered into force after a transitional period of three years and a one year extension of that transition period due to the COVID-19 pandemic on May 26, 2021 and which changes several aspects of the regulatory framework in the European Union. Manufacturers had the duration of the transition period to update their technical documentation and processes to meet the new requirements in order to obtain a CE Mark. In January 2024, we received CE mark recertification of CGuard EPS under the MDR.

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

Please refer to the table below setting forth the approvals and sales made for CGuard EPS on a country-by-country basis

Approvals and Sales of CGuard EPS on a Country-by-Country Basis*

Countries	CGuard EPS Approval	CGuard EPS Sales
Argentina	Y	Y
Australia	Y	Y
Austria	Y	Y
Belarus	Y	Y
Belgium	Y	Y
Brazil	Y	Y
Bulgaria	N	N
Chile	Y	Y
Colombia	Y	Y
Croatia	Y	N
Cyprus	Y	Y
Czech Republic	Y	Y
Denmark	Y	N
Dominican Republic	N	N
Ecuador	Y	N
Estonia	Y	Y
Finland	Y	Y
France	Y	Y
Germany	Y	Y
Greece	Y	Y
Netherlands	Y	Y
Hong Kong	N	N
Hungary	Y	N
Iceland	Y	N
India	Y	Y
Ireland	Y	N
Israel	Y	Y
Italy	Y	Y
Kazakhstan	Y	Y
Latvia	Y	Y
Lithuania	Y	Y
Liechtenstein	Y	N
Luxembourg	Y	N
Malaysia	N	N
Malta	Y	N
Mexico	Y	Y
Moldova	Y	Y
Montenegro	N	N
New Zealand	Y	N
Norway	Y	N

Peru	Y	Y
Poland	Y	Y
Portugal	Y	Y
Romania	Y	Y
Russia	Y	Y
Saudi Arabia	N	N
Serbia	Y	Y
Slovakia	N	N
Slovenia	Y	Y
South Africa	Y	Y
Spain	Y	Y
Sweden	Y	Y
Switzerland	Y	Y
Turkey	N	N
Taiwan	Y	Y
Venezuela	N	N
Vietnam	Y	Y
Ukraine	Y	Y
United Kingdom	Y	Y
United States	N	Y	(1)

(1)	Refers to CGuard units used in our ongoing FDA trial.

FDA Government Regulation of Medical Devices for Human Subjects

Many of our activities are subject to regulatory oversight by the FDA under provisions of the Federal Food, Drug, and Cosmetic Act and regulations thereunder, including regulations governing the development, marketing, labeling, promotion, manufacturing, and export of medical devices.

FDA Approval/Clearance Requirements

In the United States, most Class II or III medical devices must be cleared or approved by the FDA prior to commercialization. Unless an exemption applies, each medical device that is marketed in the United States must receive either 510(k) clearance or PMA. Medical devices that are class II devices receive 510(k) clearance are “cleared” by the FDA to market, distribute, and sell in the United States. Medical devices that are class III devices obtain a premarket approval by the FDA are “approved” to market, distribute, and sell in the United States, after FDA performs an on-site audit at the company premises.

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

Class II devices are required to file a Premarket review of 510(k) application that may also require General Controls, and any other special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. Pursuant to the Medical Device User Fee and Modernization Act of 2002 (MDUFMA), as of October 2002, unless a specific exemption applies, 510(k) submissions are subject to user fees. Certain Class II devices are exempt from this premarket review process.

Class III includes devices with the greatest risk. Devices in this class must demonstrate safety and efficacy requirements. In addition, Class III devices cannot generally be marketed until they receive a premarket approval. The safety and effectiveness of Class III devices cannot be assured solely by the General Controls and the other requirements described above. These devices require formal clinical studies to demonstrate safety and effectiveness. Under MDUFMA, PMAs (and supplemental PMAs) are subject to significantly higher user fees than 510(k) applications, and they also require considerably more time and resources.

The FDA decides whether a device line must undergo either the 510(k) clearance or premarket approval based on statutory criteria that utilize a risk-based classification system. Premarket approval is the FDA process of scientific and regulatory review to evaluate the safety and effectiveness of Class III medical devices and, in many cases, Class II medical devices. Class III devices are those that support or sustain human life, are of substantial importance in preventing impairment of human health, or which present a potential, unreasonable risk of illness or injury. The FDA uses these criteria to decide whether a premarket approval or a 510(k) is appropriate, including the level of risk that the agency perceives is associated with the device and a determination by the agency of whether the product is a type of device that is similar to devices that are already legally marketed. Devices deemed to pose relatively less risk are placed in either Class I or II. In many cases, the FDA requires the manufacturer to submit a 510(k) requesting clearance (also referred to as a premarket notification), unless an exemption applies. The 510(k) must demonstrate that the manufacturer’s proposed device is “substantially equivalent” in intended use and in safety and effectiveness to a legally marketed predicate device. A “predicate device” is a pre-existing medical device to which equivalence can be drawn, generally by a Class II device that was in commercial distribution before May 28, 1976, for which the FDA has not yet called for submission of a PMA. A product that lacks a predicate device will default to a Class III device, although a company may seek to submit a De Novo classification request, rather than a PMA. The De Novo request allows a regulatory pathway to classify novel medical devices and FDA will determine which category is appropriate for that device and for which general controls alone, or general and special controls, provide reasonable occurrence of safety and effectiveness for the intended use, but for which there is no legally marketed predicate device.

Premarket Approval Pathway

Our CGuard Carotid Stent System is classified as a Class III medical device (considered a PMA) by the FDA. Class III medical devices are generally the highest risk devices and are therefore subject to more rigorous regulatory requirements by the FDA, since the FDA process of premarket approval involves scientific and regulatory review to evaluate the safety and effectiveness of Class III medical devices for the purpose(s) intended. The FDA will either approve or deny a premarket approval application and we cannot market a device until the FDA approves a premarket approval application.

A PMA must be supported by extensive data including, but not limited to, analytical, preclinical, clinical trials, manufacturing, statutory preapproval inspections, and labeling to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device is safe and effective for its intended use. Before a premarket approval application is submitted, a manufacturer must generally apply for an Investigational Device Exemption (IDE) to conduct clinical trials. If the device presents a “significant risk,” as defined by the FDA, to human health, the FDA requires the device sponsor to file an IDE application with the FDA and obtain IDE approval prior to initiation of broader human clinical trials.

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

Following the IDE, a PMA application must be prepared and after a PMA is sufficiently complete, then the FDA will accept the application and begin an in-depth review of the submitted information. By statute, the FDA has 180 days to review the “accepted application,” although, generally, review of the application can take between one and three years, but it may take significantly longer. During this review period, the FDA may request additional information or clarification of information already provided. Also, during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The preapproval inspections conducted by the FDA include an evaluation of the manufacturing facility to ensure compliance with the Quality Systems Regulations, as well as inspections of the clinical trial sites by the Bioresearch Monitoring group to evaluate compliance with good clinical practice and human subject protections. New premarket approval applications or premarket approval supplements are required for modifications that affect the safety or effectiveness of the device, including, for example, certain types of modifications to the device’s indication for use, manufacturing process, labeling and design. Significant changes to an approved premarket approval require a 180-day supplement, whereas less substantive changes may utilize a 30-day notice, or a 135-day supplement. Premarket approval supplements often require submission of the same type of information as a premarket approval application, except that the supplement is limited to information needed to support any changes from the device covered by the original premarket approval application, and it may not require as extensive clinical data or the convening of an advisory panel.

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

At this time, we have not registered as an establishment with the FDA. If we are approved or cleared to manufacture, prepare, or process a device in the United States, we and any third-party manufacturers that we may use will be required to register our establishments with the FDA. In addition, we and our manufacturing facilities will be subject to FDA inspections for compliance with the FDA’s Quality System Regulation. Additionally, some of our subcontractors may also be subject to FDA announced and unannounced inspections for compliance with the FDA’s Quality System Regulation and assurances that the Company is marketing appropriately the indications for use of the product. These regulations will require that we manufacture our products and maintain our documents in a prescribed manner with respect to design, manufacturing, testing and quality control activities and ensure that marketing materials and promotion are in compliance. As a medical device manufacturer, we will further be required to comply with FDA requirements regarding the reporting of adverse events associated with the use of our medical devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. FDA regulations also govern product labeling and prohibit a manufacturer from marketing a medical device for unapproved applications.

U.S. Healthcare Laws and Regulations

In addition to the FDA regulations, there are a variety of other healthcare laws and regulations to which we may be subject if any of our products are marketed, sold, distributed, and/or utilized in the United States. In the United States, we may be subject to the oversight of FDA, Office of the Inspector General within the Department of Health and Human Services (OIG), the Center for Medicare and Medicaid Services (CMS), the Department of Justice (DOJ), in addition to others. We supply products that may be reimbursed by federally funded programs such as Medicare. As a result, our activities may be subject to regulation by CMS and potential enforcement by CMS, OIG and DOJ. Of specific note are federal and state fraud and abuse laws, which prohibit the payment or receipt of kickbacks, bribes or other remuneration, including the offer or solicitation of such payment, intended to induce or reward the purchase, recommendation or generation of business involving healthcare products any item or service payable by a health-care program. Other provisions of federal and state laws prohibit presenting, or causing to be presented, to third party payors (including, government programs, such as Medicare and Medicaid) for reimbursement, claims that are false or fraudulent, or which are for items or services that were not provided as claimed. In addition, other healthcare laws and regulations may apply, such as transparency and reporting requirements and privacy and security requirements. Violations of these laws can lead to civil and criminal penalties, including exclusion from participation in federal and state healthcare programs, any of which could have a material adverse effect on our business. These laws are potentially applicable to manufacturers of products regulated by the FDA as medical devices, such as us, and hospitals, physicians and other institutional or individual providers that may refer or purchase such products. The healthcare laws that may be applicable to our business or operations include, but are not limited to:

●	The federal Anti-Kickback Statute, which prohibits a person from knowingly and willfully offering, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, in return for or to induce referring or recommending an individual to another person to receive items or services or to purchase, lease, order, or arrange for any good, facility, item or service payable in whole or in part under a Federal health care program;

●	Federal false claims laws and civil monetary penalty laws, including the False Claims Act, prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other government healthcare programs that are false or fraudulent, or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. The False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal health care program, knowingly makes, uses or causes to be made or used, a false record or statement material to a false or fraudulent claim, or knowingly makes a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. The federal Civil Monetary Penalties Law prohibits, among other things, the offering or transferring of remuneration to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of Medicare or Medicaid payable items or services;

●	The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which includes provisions that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, and for knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and its implementing regulations, including privacy protection that impose obligations and requirements on healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform certain services for them that involve the use or disclosure of individually identifiable health information, with respect to safeguarding the privacy and security of certain individually identifiable health information;

●	The federal transparency requirements under the Affordable Care Act, including the provision commonly referred to as the Open Payments Act or Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or Children’s Health Insurance Program to report annually to Centers for Medicare and Medicaid Services, or CMS, information related to payments and other transfers of value to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members; and

●	Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may be broader in scope and apply to referrals and items or services reimbursed by both governmental and non-governmental third-party payors, including private insurers, many of which differ from each other in significant ways and often are not preempted by federal law, thus complicating compliance efforts.

Customers

Our customer base is varied. We currently have distribution agreements for our CE mark-approved CGuard EPS with medical product distributors based in Europe, the Middle East, Asia Pacific and Latin America. We are currently in discussions with additional distribution companies in Europe, Asia, and Latin America.

Our distribution agreements stipulate that, while we shall assist in training by providing training materials, marketing guidance, marketing materials, and technical guidance, each distributor will be responsible for carrying out local registration, sales and marketing activities. In addition, in most cases, all sales costs, including sales representatives, incentive programs, and other marketing activities, will be borne by the distributor. Under current agreements, distributors purchase stents from us at a fixed price. Our current agreements with distributors are generally for a term of two to three years.

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

Our catheter supplier for CGuard EPS supplies us with catheters that help create the base for our CGuard EPS stents. Our agreement with the supplier may be terminated by us upon eight months’ notice. On September 17, 2019, we amended the agreement with the supplier so that we are responsible for purchasing and handling inventory of components used in the manufacturing of CGuard EPS catheters, and they are responsible for the manufacturing process.

Our catheter supplier for CGuard Prime supplies us with catheters that help create the base for our CGuard Prime stent system. Our agreement with the supplier which may be terminated by us upon 9 months’ notice, calls for non-binding minimum orders.

We manufacture our CGuard EPS and our CGuard Prime at our own facility. The self-expanding bare-metal stents for our CGuard EPS and our CGuard Prime are being manufactured and supplied by a third-party. Our agreement with the supplier for the production of electro polished L605 bare-metal stents for CGuard EPS and CGuard Prime is priced on a per-stent basis, subject to the quantity of stents ordered. The complete assembly process for CGuard EPS and CGuard Prime, including knitting and securing the sleeved to the stent and the crimping of the sleeved stent in to a delivery catheter, is done at our Israel manufacturing site. Once CGuard EPS and CGuard Prime have been assembled, they are sent for sterilization in a third-party facility in Israel, and then back to our facility for final packaging and distribution.

A CGuard EPS and CGuard Prime consists of a CGuard stent and the delivery system. Each CGuard stent is manufactured from two main components, a self-expending nickel-titanium stent and the mesh polymer. This material is readily available and we acquire it in the open market. The mesh is made from polyethylene terephthalate (polyester). We have patent rights that cover the proposed CGuard stent with mesh. During 2022 our mesh supplier informed us that it will not be able to supply the polymer fiber in the future due to issues with raw materials, therefore we purchased inventory which should be sufficient to support our production needs until the end of 2026. We are currently testing a different source of PET showing equivalent mechanical properties of the original raw material. BioGeneral will produce the fiber from the new PET: samples were already produced for preliminary R&D testing. Complete validation process will take up to 18 months. The delivery system for CGuard is made out of polymer tubes we acquire from an original equipment manufacturer. In the event that our supplier can no longer supply this material, we would need to qualify another supplier, which could take up to a year. In addition, in order to retain the approval of the CE mark, we are required to perform periodic audits of the quality control systems of our key suppliers in order to ensure that their products meet our predetermined specifications.

Human Capital Management

As of December 31, 2023, we had 66 employees, 65 full-time and 1 part-time, consisting of 5 in executive management, 6 in research and development, 10 in quality assurance and compliance, 5 in finance and accounting, 26 in operations/production, 11 in sales, marketing and clinical, and 3 in all other miscellaneous roles, Human resources, and administration. Except for 5 of our employees in Europe, our employees are not party to any collective bargaining agreements. We do not expect the collective bargaining agreements to which our employees are party to have a material effect on our business or results of operations. We also employ 2 independent contractors in Poland and 1 in Brazil.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” immediately following this prospectus summary. These risks include, among others, the following:

●	we have a history of net losses and may experience future losses;

●	our history of recurring losses and negative cash flows from operating activities, significant future commitments and the uncertainty regarding the adequacy of our liquidity to pursue our complete business objectives,

●	we will need to raise additional capital to meet our business requirements in the future, and such capital raising may be costly or difficult to obtain and could dilute our stockholders’ ownership interests;

●	we may become subject to claims by much larger and better capitalized competitors enforcing their intellectual property rights against us or seeking to invalidate our intellectual property or our rights thereto;

●	completing clinical trials for CGuard Carotid Stent System and SwitchGuard NPS in the United States require meeting a number of regulatory requirements and must be conducted in compliance with the FDA’s IDE regulations. Failure to maintain compliance with IDE regulations could have a material adverse effect on our business;

●	clinical trials necessary to support a pre-market approval application will be lengthy and expensive and will require the enrollment of a large number of patients, and suitable patients may be difficult to identify and recruit. Any such delay or failure of clinical trials could prevent us from commercializing our stent products, which would materially and adversely affect our results of operations and the value of our business;

●	the results of our clinical trials may be insufficient to obtain regulatory approval for our products;

●	our products may in the future be subject to product notifications, recalls, or voluntary market withdrawals that could harm our reputation, business and financial results;

●	we may be subject, directly or indirectly, to applicable U.S. federal and state anti-kickback, false claims laws, physician payment transparency laws, fraud and abuse laws or similar healthcare and security laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings;

●	we may be exposed to product liability claims and insurance may not be sufficient to cover these claims;

●	even if one or more of our products are approved by the FDA, we may fail to obtain an adequate level of reimbursement for our products by third party payors, such that there may be no commercially viable markets for our products or the markets may be much smaller than expected;

●	in the United States and European Union, our business could be significantly and adversely affected by healthcare reform initiatives and/or other legislation or judicial interpretations of existing or future healthcare laws and/or regulations;

●	if we are unable to obtain and maintain intellectual property protection covering our products, others may be able to make, use or sell our products, which would adversely affect our revenue;

●	we are an international business, and we are exposed to various global and local risks that could have a material adverse effect on our financial condition and results of operations venue;

●	our business, operating results and growth rates may be adversely affected by current or future unfavorable economic and market conditions and adverse developments with respect to financial institutions and associated liquidity risk;

●	there are inherent limitations in all control systems, and misstatements due to error or fraud may occur and not be detected;

●	we anticipate being subject to fluctuations in currency exchange rates because we expect a substantial portion of our revenues will be generated in Euros and U.S. dollars, while a significant portion of our expenses will be incurred in New Israeli Shekels;

●	if there are significant shifts in the political, economic and military conditions in Israel and its neighbours, it could have a material adverse effect on our business relationships and profitability;

●	it may be difficult for investors in the United States to enforce any judgments obtained against us or some of our directors or officers;

●	the market prices of our common stock and our publicly traded warrants are subject to fluctuation and have been and may continue to be volatile, which could result in substantial losses for investors; and

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

We have yet to establish any history of profitable operations. We reported a net loss of $19.9 million for the fiscal year ended December 31, 2023, and had a net loss of approximately $18.5 million during the fiscal year ended December 31, 2022. As of December 31, 2023, we had an accumulated deficit of $222 million. We expect to incur additional operating losses for the foreseeable future. There can be no assurance that we will be able to achieve sufficient revenues throughout the year or be profitable in the future.

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

In order for us to pursue our business objectives without materially curtailing our operations, we will need to raise additional capital, which additional capital may not be available on reasonable terms or at all. For instance, we will need to raise additional funds to accomplish the following:

●	furthering our efforts to ultimately seek the FDA approval for commercial sales of CGuard EPS and Switchguard NPS in the United States;

●	development of our current and future products, including CGuard EPS and SwitchGuard NPS enhancements;

●	pursuing growth opportunities, including more rapid expansion and funding regional distribution systems;

●	making capital improvements to improve our infrastructure;

●	hiring and retaining qualified management and key employees;

●	responding to competitive pressures;

●	complying with regulatory requirements such as licensing and registration; and

●	maintaining compliance with applicable laws.

In May 2023, we issued four series of Warrants that expire upon the earlier of five years and 20 trading days following the occurrence of certain milestones specific to each series. If the Warrants are exercised in cash in full, this would result in $71.4 million of gross proceeds. There can be no assurance that we will achieve any of the milestones set forth in the Warrants or that the Warrants will be exercised in cash in full.

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

Risk Related to Commercialization of Our Products

While we derive most of our revenue from the sale of CGuard EPS in CE marked countries, our ability to generate significant revenues and achieve profitability depends, among other things, on our ability to receive FDA approval of CGuard Prime and SwitchGuard and other products we may develop. If we fail to obtain FDA approval for CGuard Prime, SwitchGuard or any other products we may develop, our results of operations and the value of our business would be materially and adversely affected.

We derive most of our revenue from sales of our CGuard EPS in CE marked countries and certain other select jurisdictions. We have not received approvals in the United States and certain other jurisdictions for CGuard Prime and have not received any approvals for SwitchGuard and there can be no assurance that we will be able to receive regulatory approvals to commence marketing and sales for our products in any jusrisdiction where we are seeking approvals. Our ability to generate significant revenues and achieve profitability depends on our ability to successfully obtain required regulatory approvals in the U.S. as well as to demonstrate sufficient clinical evidence and manufacture commercial quantities of our CGuard Prime, SwitchGuard and any other products we may develop at an acceptable cost. In addition, there may be insufficient demand for CGuard Prime, SwitchGuard and any other products we develop. If we fail to generate sufficient revenues from these products, our results of operations and the value of our business and securities would be materially and adversely affected.

The future success of our business cannot be determined at this time, and we do not anticipate generating significant revenues from product sales for the foreseeable future. In addition, we have no experience in commercializing our CGuard Prime or any other product we develop on a mass scale and face a number of challenges with respect to our commercialization efforts, including, among others, that:

●	we may not have adequate financial or other resources to demonstrate adequate clinical results, attain required regulatory approvals and licensures, and begin the commercialization efforts for our CGuard Prime, SwitchGuard or any other product we develop in our target markets;

●	we may fail to obtain or maintain required regulatory approvals and licensures for our CGuard Prime, SwitchGuard or any other product we develop in our target markets or may face adverse regulatory or legal actions relating to our products even if regulatory approval is obtained;

●	we may not demonstrate adequate clinical safety and clinical effectiveness results from our CGuard Prime, SwitchGuard or any other product we develop to support regulatory body approval or market acceptance and adoption;

●	We may not be able to scale up the manufacture of our CGuard Prime, SwitchGuard or any other product we develop to commercial quantities at an adequate quality or at an acceptable cost;

●	we may not be able to establish adequate sales, marketing and distribution channels;

●	healthcare professionals and patients may not accept our CGuard Prime, SwitchGuard or any other product we develop;

●	other technological challenges may reduce the demand for our CGuard Prime, SwitchGuard or any other product we develop;

●	new alliances between existing market participants and the entrance of new market participants may interfere with our market penetration efforts;

●	government and private third-party payors may not agree to provide coding, coverage and payment adequate to reimburse healthcare providers and patients for any or all of the purchase price of CGuard Prime, SwitchGuard or any other product we develop which may adversely affect healthcare providers’ and patients’ willingness to purchase our C-Scan system;

●	uncertainty as to market demand may result in inefficient pricing of our CGuard Prime, SwitchGuard or any other product we develop;

●	we may not be able to adequately protect our intellectual property or may face third-party claims of intellectual property infringement; and

●	we are dependent upon the results of ongoing clinical studies relating to our CGuard Prime and the products of our competitors.

If we are unable to meet any one or more of these challenges successfully, our ability to effectively commercialize CGuard Prime, SwitchGuard or any other product we develop could be limited, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Although we completed the enrollment in our C-GUARDIANS trial of the CGuard Carotid Stent System, the outcome of the study is inherently uncertain.

In June 2023, we completed enrollment in the C-GUARDIANS trial. We anticipate reporting primary endpoint results from the C-GUARDIANS trial in mid 2024 that may support the submission of a PMA application in the third quarter of 2024 with a view to potential FDA approval of the CGuard Prime stent system in the first half of 2025. Although we reported positive 30-day follow-up data in November 2023, there can be no assurance that the primary endpoint results will be sufficient to support a PMA application or FDA approval, Clinical failure can occur at any stage of clinical development. Our clinical trials have been conducted under differing protocols, while using specific inclusion criteria and we cannot assure you that its actual clinical performances will be satisfactory to support proposed indications and regulatory approvals and clinical acceptance and adoption, or that its use will not result in unanticipated complications. Furthermore, the results of our clinical trials are subject to human analyses and interpretation of the data accumulated, which could be affected by various errors due to, among others, lack of sufficient clinical experience with CGuard EPS, SwitchGuard or any other product we develop, assumptions used in the statistical analysis of results, and interpretation errors in the analysis of the clinical trials results. Failure can occur at any time during the clinical trial process. If CGuard EPS, SwitchGuard or any other product we develop does not function as expected over time, we may not achieve regulatory clearances, and may not be widely adopted by healthcare providers and patients.

We plan on self-commercializing CGuard Prime in the U.S. if we receive FDA approval and historically have no experience selling, marketing or distributing products in the U.S.

We plan on self-commercializing CGuard Prime in the U.S., subject to receipt of FDA approval. As part of our plan, we intend to build out manufacturing, sales, marketing and distribution capabilities. Historically we have not had experience in manufacturing, selling, marketing or distributing products in the U.S. To be able to commercialize CGuard Prime upon approval, if at all, we must either develop internal manufacturing, sales, marketing and distribution capabilities, which is expensive and time-consuming, or enter into arrangements with third parties to perform these services.

There are risks involved with establishing our own manufacturing, sales, marketing and distribution capabilities. We must commit significant financial and managerial resources to develop a manufacturing facility and marketing and sales force with technical expertise and with supporting distribution capabilities. Factors that may inhibit our efforts to commercialize our products directly and without strategic partners include:

●	our inability to recruit and retain adequate numbers of effective manufacturing, sales and marketing personnel;

●	the inability of sales personnel to obtain access to or persuade physicians to use our stents;

●	the inability to price our products at a sufficient price point to ensure an adequate and attractive level of profitability;

●	the difficulty of obtaining reimbursement from governmental and commercial payers;

●	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

●	unforeseen costs and expenses associated with creating and sustaining an independent manufacturing, sales and marketing organization.

We may not be successful in recruiting the manufacturing, sales and marketing personnel necessary to sell CGuard Prime upon approval, if at all, and, even if we do build a sales force, we may not be successful in marketing CGuard Prime, which would have a material adverse effect on our business, financial condition and results of operations.

If we are unable to establish our own manufacturing, sales, marketing and distribution capabilities or enter into successful arrangements with third parties to perform these services, any future product revenues and our profitability, may be materially adversely affected.

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

We currently manufacture CGuard at our facility in Tel Aviv, Israel. If there were a disruption to our existing manufacturing facility, we would have no other means of manufacturing CGuard until we were able to restore the manufacturing capability at our facility or develop alternative manufacturing facilities. If we were unable to produce sufficient quantities of CGuard, SwitchGuard or any other product we develop to meet market demand or for use in our current and planned clinical trials, or if our manufacturing process yields substandard stents, our development and commercialization efforts would be delayed.

To manufacture CGuard, SwitchGuard and any other product we develop in quantities to meet anticipated market demand if we were to receive FDA approval, we will need to increase manufacturing capacity, which will involve significant challenges. In addition, the development of U.S. commercial-scale, regulation-compliant manufacturing capabilities will require us to invest substantial additional funds and hire and retain the technical personnel who have the necessary manufacturing experience. We may not successfully complete any required increase to existing manufacturing processes in a timely manner, or at all.

Additionally, any damage to or destruction of our Tel Aviv facility or its equipment, prolonged power outage or contamination at our facility would significantly impair our ability to produce CGuard.

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

CGuard is a complex medical deice that requires training for qualified personal.

CGuard and SwitchGuard are complex medical devices that requires training for qualified personal, including physicians. Although our distributors will be required to ensure that CGuard and SwitchGuard is prescribed only by trained clinicians, the potential for misuse of CGuard and SwitchGuard still exists due to its complexity. Such misuse could result in adverse medical consequences for patients that could damage our reputation, subject us to costly product liability litigation and otherwise have a material adverse effect on our business, financial condition and results of operations.

We operate in an intensely competitive and rapidly changing business environment, and there is a substantial risk our products could become obsolete or uncompetitive.

The medical device market is highly competitive. We compete with many medical device companies globally in connection with our current products and products under development. We face intense competition from numerous pharmaceutical and biotechnology companies in the therapeutics area, as well as competition from academic institutions, government agencies and research institutions. Abbott Laboratories, Boston Scientific Corporation, Medtronic, Cordis Corporation and Terumo Medical Corporation produce a polytetrafluoroethylene mesh-covered stent and a double layer metal stent, respectively As we develop and seek regulatory approval in the United States and Europe for our new TCAR neuroprotection system SwitchGuard and continue to seek greater market share for CGuard, we expect to compete with Silk Road Medical in the total carotid artery revascularization market that comprises CAS, TCAR and CEA. Most of our current and potential competitors, including but not limited to those listed above, have, and will continue to have, substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution and personnel resources than we do. There can be no assurance that we will have sufficient resources to successfully commercialize our products, if and when they are approved for sale. The worldwide market for stent products is characterized by intensive development efforts and rapidly advancing technology. For example, during the second quarter of 2022 we ceased sales of our MGuard Prime EPS following a phase out period due to a shift in industry preferences. Our future success will depend largely upon our ability to anticipate and keep pace with those developments and advances. Current or future competitors could develop alternative technologies, products or materials that are more effective, easier to use or more economical than what we or any potential licensee develop. If our technologies or products become obsolete or uncompetitive, our related product sales and licensing revenue would decrease. This would have a material adverse effect on our business, financial condition and results of operations.

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

Our competitors have maintained their positions in the market by, among other things, establishing intellectual property rights relating to their products and enforcing these rights aggressively against their competitors and new entrants into the market. All the major companies in the field of stents and related markets, including Boston Scientific, C.R. Bard, Inc., W.L. Gore & Associates and Medtronic, have been repeatedly involved in patent litigation relating to stents since at least 1997. The field of stents and related markets have experienced rapid technological change and obsolescence in the past, and our competitors have strong incentives to stop or delay the introduction of new products and technologies. We may pose a competitive threat to many of the companies in these markets. Accordingly, these companies will have a strong incentive to take steps, through patent litigation or otherwise, to prevent us from distributing our products. Such litigation or claims would divert attention and resources away from the development and/or commercialization of our products and could result in an adverse court judgment that would make it impossible or impractical to sell our products in one or more territories.

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

Some of the components of our products are currently provided by only one vendor, or a single-source supplier. We may have difficulty obtaining similar components from other suppliers that are acceptable to the FDA or foreign regulatory authorities if it becomes necessary. During 2022, our mesh supplier informed us that it will not be able to supply the polymer fiber in the future due to issues with raw materials, therefore we purchased inventory which should be sufficient to support our production needs until the middle of 2028. We are currently testing a different source of PET showing equivalent mechanical properties of the original raw material however there can be no assurance that the alternative source will result in successful validation and if we are unable to timely source an alternative supplier this could result regulatory delays and the interruption of our manufacturing and delivery of stents for an extended period of time which would delay completion of our clinical trials or commercialization of our products.

In addition, we will be required to obtain prior regulatory approval from the FDA or foreign regulatory authorities to use different suppliers or components that may not be as safe or as effective. As a result, regulatory approval of our products may not be received on a timely basis or at all.

Finally, we rely on a third-party vendor to perform the sterilization process. A third-party vendor’s failure to properly sterilize a component may cause delays or disruptions in our manufacturing process.

If there is a renewed outbreak of the COVID-19 pandemic, it may have a significant adverse effect on our business.

In the past, we were impacted by the COVID-19 pandemic, which has caused interruptions or delays of our business plan. If there is a renewed outbreak of COVID-19 it may result in restrictions and safety measures that could cause fluctuations in sales of our products, ability to manufacture, as well as potential disruptions to our supply chain.

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

Risks Related to our Clinical Trials and Regulatory Matters

Completing clinical trials for CGuard, SwitchGuard or any other product we develop in the United States require meeting a number of regulatory requirements and must be conducted in compliance with the FDA’s IDE regulations. Failure to maintain compliance with IDE regulations could have a material adverse effect on our business.

Clinical trials involve use of a medical device on human subjects under the supervision of qualified investigators in accordance with current Good Clinical Practices, including the requirement that all research subjects provide informed consent for their participation in the clinical study. The FDA classifies medical device candidates into “significant risk” and “non-significant risk” devices. Significant risk devices present a potential for serious risk to the health, safety, or welfare of a subject. Examples may include implants, devices that support or sustain human life, and devices that are substantially important in diagnosing, curing, mitigating, or treating disease or in preventing impairment to human health. If a medical device candidate presents a significant risk, an IDE application must be submitted and approved prior to commencing any human clinical trials in the United States in connection with such device.

In addition to our IDE approval, we must apply for and obtain IRB approval in connection with each clinical site before commencing any study activities. A written protocol with predefined end points, an appropriate sample size, and pre-determined patient inclusion and exclusion criteria, is also required before we may initiate or conduct the trial.

Importantly, the C-GUARDIANS trial and any others that we are conducting or may conduct in the future, must be conducted in accordance with the FDA’s IDE regulations, which, among other things, establish requirements for investigational device labeling, prohibit pre-approval promotion of a device candidate, and specify recordkeeping, reporting, and monitoring responsibilities of study sponsors and study investigators.

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

Relatedly, certainty that clinical trials must meet FDA requirements, including desired endpoints, produce meaningful or useful data, and be free of unexpected adverse effects, or that the FDA will accept the validity of foreign clinical study data, as applicable, cannot be guaranteed, and such uncertainty could preclude or delay regulatory approvals and commercialization, resulting in significant financial costs and reduced revenue. Moreover, the timing of the commencement, continuation, and completion of any future clinical trial may be subject to significant delays attributable to various causes, including, but not limited to, scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, failure of patients to complete the clinical trial, delay in or failure to meet regulatory and/or IRB requirements to conduct a clinical trial at a one or more prospective sites, and shortages of supply in the investigational device.

Clinical trials necessary to support a PMA application are lengthy and expensive and require the enrollment of a large number of patients, and suitable patients may be difficult to identify and recruit. Any such delay or failure of clinical trials could prevent us from commercializing our stent products, which would materially and adversely affect our results of operations and the value of our business.

Clinical trials necessary to support a pre-market approval application to the FDA for our products, including CGuard, SwitchGuard and any other product we develop stent are expensive and require the enrollment of a large number of patients, and suitable patients may be difficult to identify and recruit, which may cause a delay in the development and commercialization of our products. Patient enrollment in clinical trials and the ability to successfully complete patient follow-up depends on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and efficacy of our products, or they may be persuaded to participate in contemporaneous clinical trials of competitive products. In addition, patients participating in our clinical trials may die before completion of the trial or suffer adverse medical events unrelated to or related to our products. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial, including during a follow-up period, may cause an increase in costs and delays or result in the failure of the clinical trial.

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

The results of our C-GUARDIANS trial as well as any other clinical trials may be insufficient to obtain regulatory approval for our products.

We will only receive regulatory approval to commercialize CGuard Prime, SwitchGuard or any other product we develop if we can demonstrate to the satisfaction of the FDA or the applicable foreign regulatory agency, in well designed and conducted clinical trials, that the product is safe and effective. If we are unable to demonstrate that a product is safe and effective in advanced clinical trials involving large numbers of patients, we will be unable to submit the necessary application to receive regulatory approval to commercialize the product. We face risks that:

●	the product may not prove to be safe or effective;

●	the product’s benefits may not outweigh its risks;

●	the results from advanced clinical trials may not confirm the positive results from pre-clinical studies and early clinical trials;

●	the FDA or comparable foreign regulatory authorities may interpret data from pre-clinical and clinical testing in different ways than us; and

●	the FDA or other regulatory agencies may require additional or expanded trials and data.

Patients may discontinue their participation in our clinical studies, which may negatively impact the results of these studies and extend the timeline for completion of our development programs.

Clinical trials for our products require sufficient patient enrollment. We may not be able to enroll a sufficient number of patients in a timely or cost-effective manner. Patients enrolled in our clinical studies may discontinue their participation at any time during the study as a result of a number of factors, including withdrawing their consent or experiencing adverse clinical events, which may or may not be judged to be related to our products under evaluation. If a large number of patients in a study discontinue their participation in the study, the results from that study may not be positive or may not support a filing for regulatory approval of the product.

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

Even if CGuard Prime, SwitchGuard or any other product we develop receives marketing approval, we or others may later discover that the product is less effective than previously believed or causes undesirable side effects that were not previously identified, which could compromise our ability or that of any collaborators to market the product, and could cause regulatory authorities to take certain regulatory actions.

It is possible that our clinical trials may indicate an apparent positive effect of a product that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. For example, we, or others, may discover that our products are less safe and effective than previously believed. If, we, or others, discover that a product is less effective than previously believed or causes undesirable side effects that were not previously identified, any of the following adverse events could occur:

●	regulatory authorities may withdraw their approval of the product or seize the product;
●	we, or any of our collaborators, may be required to recall the product, change the way the product is administered or conduct additional clinical trials;
●	additional restrictions may be imposed on the marketing of, or the manufacturing processes for, the particular product;
●	we, or any of our collaborators, may be subject to fines, injunctions or the imposition of civil or criminal penalties;
●	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication including with the product;
●	we, or any of our collaborators, may be required to create a Medication Guide outlining the risks of the previously unidentified side effects for distribution to patients;
●	we could be sued and held liable for harm caused to patients;
●	physicians and patients may stop using our product; and
●	our reputation may suffer.

Any of these events could harm our business and operations and could negatively impact our stock price.

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

Because long-term success measures have not been completely validated for our products, especially CGuard, SwitchGuard and any other product we may develop, regulatory agencies may take a significant amount of time in evaluating product approval applications. Treatments may exhibit a favorable measure using one metric and an unfavorable measure using another metric. Any change in accepted metrics may result in reconfiguration of, and delays in, our clinical trials. Additionally, we have only limited experience in filing and prosecuting the applications necessary to gain regulatory approvals, and our clinical, regulatory and quality assurance personnel are currently composed of only ten employees. As a result, we may experience delays in connection with obtaining regulatory approvals for our products.

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

Moreover, if we obtain regulatory approval for any of our products, we will only be permitted to market our products for the indication approved by the regulatory authority, and such approval may involve limitations on the indicated uses or promotional claims we may make for our products. In addition, later discovery of previously unknown problems with our products, including adverse events of unanticipated severity or frequency, or with our suppliers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

●	restrictions on the marketing or manufacturing of our products, withdrawal of the product from the market, or voluntary or mandatory product recalls;

●	fines, warning letters, or untitled letters;

●	holds on clinical trials;

●	refusal by the regulatory authority to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;

●	product seizure or detention, or refusal to permit the import or export of our products; and

●	injunctions, the imposition of civil penalties or criminal prosecution.

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

We market CGuard EPS in certain international markets. In order to market any our products in other foreign jurisdictions, we must obtain separate regulatory approvals from the appropriate governing body in each applicable country. The approval processes vary among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain CE mark or FDA approval. Foreign regulatory approval processes may include all of the risks associated with obtaining CE mark or FDA approval in addition to other risks. We may not obtain foreign regulatory approvals on a timely basis, if at all. CE mark approval or any future FDA approval does not ensure approval by regulatory authorities in other countries. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in certain markets.

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

We may be exposed to product liability claims based on the use of any of our products, or products incorporating our licensed technology, in the market or clinical trials. We may also be exposed to product liability claims based on the sale of any products under development following the receipt of regulatory approval. Product liability claims could be asserted directly by consumers, health-care providers or others. We have obtained product liability insurance coverage; however, such insurance may not provide full coverage for our future clinical trials, products to be sold, and other aspects of our business. Insurance coverage is becoming increasingly expensive, and we may not be able to maintain current coverage or expand our insurance coverage to include future clinical trials or the sale of new products or existing products in new territories, at a reasonable cost or in sufficient amounts to protect against losses due to product liability or at all. A successful product liability claim, or series of claims brought against us could result in judgments, fines, damages and liabilities that could have a material adverse effect on our business, financial condition and results of operations. We may incur significant expense investigating and defending these claims, even if they do not result in liability. Moreover, even if no judgments, fines, damages or liabilities are imposed on us, our reputation could suffer, which could have a material adverse effect on our business, financial condition and results of operations.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, to modify, repeal or otherwise invalidate all, or certain provisions of, the Affordable Care Act. Following the enactment of the Tax Act, on December 14, 2018 in a case in the United States District Court for the Northern District of Texas, a federal judge ruled that the individual mandate imposed by the Affordable Care Act is unconstitutional and inseverable from the other provisions of the Affordable Care Act and, therefore, the remaining provisions of the Affordable Care Act are invalid. On November 10, 2020, the United States Supreme Court heard arguments on whether the Affordable Care Act is constitutional, in whole or in part, and determined that the case lacked standing. The regulatory process of implementation of the Affordable Care Act will remain ongoing and may also increase our regulatory burdens and operating costs. Litigation and legislation related to the Affordable Care Act are likely to continue, with unpredictable and uncertain results. We cannot predict with certainty what affect further changes to the Affordable Care Act, and other similar health care laws that are enacted, would have on our business.

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

In May 2017, the European parliament and the council of the European Union approved the MDR which has replaced the existing medical device directives (93/42/EEC). The regulations entered into full application in May 26, 2021. The MDR provided a transitional period for placing on the market or putting into service of medical devices, which period was further extended on March 20. 2023, but such transitional provisions are not relevant to our products where already certified under the The MDR imposes stricter requirements on medical device manufacturers and strengthens the supervising competences of the competent authorities of European Union member states, the notified bodies and the authorized representatives. If we fail to comply with the modified regulation and requirements, it can adversely affect our business, operating results and prospects. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of future products.

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

The validity of our patent claims depends, in part, on whether prior art references exist that describe or render obvious our inventions as of the filing date of our patent applications. We may not have identified all prior art, such as U.S. and foreign patents or published applications or published scientific literature, that could adversely affect the patentability of our issued patents and pending patent applications. For example, some material references may be in a foreign language and may not be uncovered during examination of our patent applications. Additionally, patent applications in the United States are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the U.S. Patent and Trademark Office for the entire time prior to issuance as a U.S. patent. Patent applications filed in countries outside the U.S. are not typically published until at least 18 months from their first filing date. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Therefore, we cannot be certain that we were the first to invent, or the first to file patent applications relating to, our stent technologies and related surgical technologies that we are developing. Third parties may initiate adversarial proceedings, known as an inter-partes review (IPR) in the U.S. Patent and Trademark Office to challenge the validity of our patent claims in the United States. It is possible that we may be unsuccessful in the proceedings, resulting in a loss of some portion or all of our patent rights in the United States.

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

Intellectual property rights of third parties could adversely affect our ability to commercialize our products and services, and we might be required to litigate or obtain licenses from third parties in order to develop or market our products. Such litigation or licenses could be costly or not available on commercially reasonable terms.

It is inherently difficult to conclusively assess our freedom to operate without infringing on third-party rights. Our competitive position may be adversely affected if existing patents or patents resulting from patent applications issued to third parties or other third-party intellectual property rights are held to cover our products or services or elements thereof, or our manufacturing or uses relevant to our development plans. In such cases, we may not be in a position to develop or commercialize products or services unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. There may also be pending patent applications that if they result in issued patents, could be alleged to be infringed by our new products or services. If such an infringement claim should be brought and be successful, we may be required to pay substantial damages, be forced to abandon our new products or services or seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all.

It is also possible that we have failed to identify relevant third-party patents or applications. For example, certain U.S. patent applications that will not be filed outside the United States remain confidential until patents issue. Patent applications in the United States and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our new products or services could have been filed by others without our knowledge. Additionally, pending patent applications can, subject to certain limitations, be later amended in a manner that could cover our services, our new products or the use of our new products. Third-party intellectual property right holders may also actively bring infringement claims against us. We cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims. If we are unable to successfully settle future claims on terms acceptable to us, we may be required to engage in or continue costly, unpredictable and time-consuming litigation and may be prevented from or experience substantial delays in pursuing the development of and/or marketing our new products or services. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing our new products or services that are held to be infringing. We might, if possible, also be forced to redesign our new products so that we no longer infringe the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.

Patent policy and rule changes could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of any issued patents.

Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of any patents that may issue from our patent applications or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. We therefore cannot be certain that we were the first to file the invention claimed in our owned and licensed patent or pending applications, or that we or our licensor were the first to file for patent protection of such inventions. Assuming all other requirements for patentability are met, in the United States prior to March 15, 2013, the first to make the claimed invention without undue delay in filing, is entitled to the patent, while generally outside the United States, the first to file a patent application is entitled to the patent. After March 15, 2013, under the Leahy-Smith America Invents Act, or the Leahy-Smith Act, enacted on September 16, 2011, the United States has moved to a first to file system. The Leahy-Smith Act also includes a number of significant changes that affect the way patent applications are prosecuted and also affect patent litigation. In general, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of any issued patents, all of which could have a material adverse effect on our business and financial condition.

We may be involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming, and unsuccessful.

Competitors may infringe our intellectual property. If we were to initiate legal proceedings against a third-party to enforce a patent covering one of our products or services, the defendant could counterclaim that the patent covering our product is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the United States Patent and Trademark Office, or USPTO, or made a misleading statement, during prosecution. Under the Leahy-Smith Act, the validity of U.S. patents may also be challenged in post-grant and inter partes review proceedings before the USPTO. The outcome following legal assertions of invalidity and unenforceability is unpredictable.

Derivation and interference proceedings initiated by third parties or brought by us may be necessary to determine the priority and ownership of inventions and/or their scope with respect to our patent or patent applications or those of our licensors. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development partnerships that would help us bring our new products or services to market.

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

Our business depends on the economic health of the global economies. If the conditions in the global economies remain uncertain or continue to be volatile, or if they deteriorate, including as a result of the impact of military conflict, such as the war between Israel and Hamas and Russia and Ukraine, terrorism or other geopolitical events, our business, operating results and financial condition may be materially adversely affected. Economic weakness, inflation and increases in interest rates, limited availability of credit, liquidity shortages and constrained capital spending have at times in the past resulted, and may in the future result, in challenging and delayed sales cycles, slower adoption of new technologies and increased price competition, and could negatively affect our ability to forecast future periods, which could result in an inability to satisfy demand for our products and a loss of market share.

In addition, increases in inflation raise our costs for commodities, labor, materials and services and other costs required to grow and operate our business, and failure to secure these on reasonable terms may adversely impact our financial condition. Additionally, increases in inflation, along with the uncertainties surrounding any resurgence of COVID-19, geopolitical developments and global supply chain disruptions, have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which may make it more difficult, costly or dilutive for us to secure additional financing. A failure to adequately respond to these risks could have a material adverse impact on our financial condition, results of operations or cash flows.

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

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. In addition, since the commencement of these events, there have been continued hostilities along Israel’s northern border with Lebanon (with the Hezbollah terror organization) and southern border (with the Houthi movement in Yemen, as described below). It is possible that hostilities with Hezbollah in Lebanon will escalate, and that other terrorist organizations, including Palestinian military organizations in the West Bank as well as other hostile countries, such as Iran, will join the hostilities. Such clashes may escalate in the future into a greater regional conflict.

In connection with the Israeli security cabinet’s declaration of war against Hamas and possible hostilities with other organizations, several hundred thousand Israeli military reservists were drafted to perform immediate military service, including five full time employees in Israel of ours. Although many of such military reservists have since been released, including all our employees, they may be called up for additional reserve duty, depending on developments in the war in Gaza and along Israel’s other borders. Military service call ups that result in absences of personnel from us for an extended period of time may materially and adversely affect our business, prospects, financial condition and results of operations. As of the date hereof, we currently have 56 full-time employees located in Israel.

Since the war broke out on October 7, 2023, our operations have not been adversely affected by this situation, and we have not experienced disruptions to our clinical studies. None of the clinical sites currently participating in our clinical studies are located in Israel however we currently manufacture our CGuard at our facility in Tel Aviv, Israel. If there were a disruption to our existing manufacturing facility or our ability to procure raw materials and ship our products, we would have no other means of manufacturing and distributing CGuard until we were able to restore the manufacturing and distribution capability at our facility or develop alternative manufacturing facilities and distribution capabilities.

The intensity and duration of Israel’s current war against Hamas is difficult to predict at this stage, as are such war’s economic implications on the Company’s business and operations and on Israel’s economy in general. If the war extends for a long period of time or expands to other fronts, such as Lebanon, Syria and the West Bank, our operations may be adversely affected.

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

Finally, political conditions within Israel may affect our operations. Israel has held five general elections between 2019 and 2022, and prior to October 2023, the Israeli government pursued extensive changes to Israel’s judicial system, which sparked extensive political debate and unrest. To date, these initiatives have been substantially put on hold. Actual or perceived political instability in Israel or any negative changes in the political environment, may individually or in the aggregate adversely affect the Israeli economy and, in turn, our business, financial condition, results of operations and growth prospects.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity

Risk management and strategy

We have developed and maintain a cybersecurity risk management program that focuses primarily on securing and safeguarding computer systems, networks, cloud services, business applications, and data and that is integrated in our overall risk management strategy and framework. We have implemented protocols to protect against cyber threats and ensure the containment and security of sensitive business data, including ongoing security reviews of critical systems, continuous monitoring of event data, and employee training programs, which processes are aligned with our overall business and operational goals and strategies. Our risk assessment occurs on an ongoing basis and covers identification of risks that could act against the company’s objectives as well as specific risks related to a compromise to the security of data.

We engage a third-party to provide operational support for cybersecurity risks. This forms a critical part of our risk management strategy, facilitating effective management and mitigation of risks, and ensuring adherence to applicable regulatory and industry standards.

Overall, we believe that we have established a robust framework for confidentiality, integrity, and availability of information, adhering to relevant security standards, practices, and compliance requirements. In addition, we maintain insurance to help protect against risks associated with cybersecurity threats. As of the date of this report, we do not believe that any risks from cybersecurity threats have materially affected, or are reasonably likely to materially affect, us, including our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Item 1.A – Risk Factors – Risks Related to Our Business Operations – Our business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in our cyber-security.” in this Form 10-K.

Governance

Our board of directors provides oversight of our cybersecurity program and helps guide our strategy for managing cybersecurity risks in the context of our overall risk management system. Our cybersecurity program is managed by our Senior Vice President of Finance, our internal IT team and our external Chief Information Security Officer (“CISO”) whose is responsible for leading enterprise-wide cybersecurity strategy, protocols, framework, standards and processes. The Senior Vice President of Finance reports to our board of directors, as well as our Chief Executive Officer and Chief Financial Officer and other members of senior management as appropriate.

Item 2. Properties.

Our headquarters are located in Tel Aviv, Israel, where we lease a 1,700 square meter office and manufacturing facility that has the capacity to manufacture and assemble 2,000 stents per month, based upon the production schedule of one shift per day. We believe that our current facility is sufficient to meet anticipated future demand by adding additional shifts to our current production schedule.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been quoted on the Nasdaq Capital Market (“Nasdaq”) since May 21, 2021, under the symbol “NSPR.” The last reported sales price of our common stock on the Nasdaq on March 4, 2024, was $2.57 per share.

Record Holders

As of March 3, 2023, we had 278 stockholders of record of our common stock. This figure includes an indeterminate number of stockholders who hold their shares in “street name.”

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

Our CGuard EPS combines MicroNet and a unique self-expandable nitinol stent in a single device for use in carotid artery revascularization. Our CGuard EPS originally received CE mark approval under the MDD in the EU in March 2013 and was fully launched in Europe in September 2015. Subsequently, we launched CGuard EPS in over 30 countries and on February 3, 2021, we executed a distribution agreement with Chinese partners for the purpose of expanding our presence in the Asian markets. In January 2024, we received CE mark recertification under the EU’s Medical Device Regulation regulatory framework. Currently, we are seeking strategic partners for a potential launch of CGuard EPS in Japan and other Asian countries.

On September 8, 2020, we received approval from the FDA of our IDE, thereby allowing us to proceed with a pivotal study of our CGuard™ Carotid Stent System, C-GUARDIANS, for prevention of stroke in patients in the United States. C-GUARDIANS is a prospective, multicenter, single-arm, pivotal study to evaluate the safety and efficacy of the CGuard™ Carotid Stent System when used to treat symptomatic and asymptomatic carotid artery stenosis in patients undergoing CAS. The study, which completed enrollment in June 2023, enrolled 316 patients across 24 trial sites in the U.S. and Europe and from April 2023 included deployment of the CGuard stent using CGuard Prime, our next generation CAS stent platform.

The primary endpoint is a composite of: (1) incidence of major adverse events including Death (all-cause mortality), any Stroke, and Myocardial Infarction (DSMI) through 30-days post index procedure, or (2) ipsilateral stroke from day 31 to day 365 post-procedure. All events are adjudicated by an independent clinical events committee. The composite index will be compared to a performance goal based on the observed rate of the two components of the primary endpoint from previous pivotal stent trials which are considered industry standard. The performance goal will be considered met if the upper bound of the two-sided 95% confidence interval calculated from the observed primary endpoint rate is < 11.6% and the p-value is less than 0.025.

In November 2023, we announced positive 30-day follow up results from the C-GUARDIANS trial in which stenting with the C-Guard Carotid Stent System in patients with carotid artery stenosis and at high risk for carotid endarterectomy had a DSMI rate of 0.95%, measured from the date of the procedure through 30 days follow-up post-procedure. We anticipate reporting primary endpoint results from the C-GUARDIANS trial in mid 2024 that may support the submission of a PMA application in the third quarter of 2024 with a view to potential FDA approval of the CGuard Prime stent system in the first half of 2025.

We continue to invest in current and future potential new indications, products and manufacturing enhancements for CGuard that are expected to reduce cost of goods and/or provide the best-in-class performing delivery systems, such as CGuard Prime. In furtherance of our strategy that focuses on establishing the CGuard Carotid Stent System as a viable alternative to vascular surgery, we are developing a new transcarotid artery revascularization (TCAR) delivery system, SwitchGuard NPS, for transcarotid access and neuro protection. In addition, we intend to explore new indications for CGuard to leverage the advantages of stent design and mesh protection, well suited in labels such as acute stroke with tandem lesions.

We consider our current addressable market for our CGuard Carotid Stent System and SwitchGuard NPS to be both symptomatic and asymptomatic individuals with diagnosed high-grade carotid artery stenosis ) for whom intervention is preferable to medical (drug) therapy. This group includes not only carotid artery stenting patients but also individuals undergoing carotid endarterectomy, as the two approaches compete for the same patient population. Assuming full penetration of the intervention caseload by CGuard Carotid Stent System, we estimate that the addressable market for CGuard Carotid Stent System and SwitchGuard NPS is approximately $1.3 billion (source: Health Research International Personal Medical Systems, Inc. September 13, 2021 Results of Update Report on Global Carotid Stenting Procedures and Markets by Major Geography and Addressable Markets and internal estimates). According to this same report and internal estimates, assuming full penetration of treatment for all individuals diagnosed with high-grade carotid artery stenosis, we estimate the total available market for CGuard Carotid Stent System and SwitchGuard NPS to be approximately $9.3 billion, which may grow over time if expanded treatment options such as CGuard Carotid Stent System and SwitchGuard NPS lead to increased patient screening for carotid artery disease.

Recent Developments

Private Placement

On May 12, 2023, we entered into a securities purchase agreement (the “Purchase Agreement pursuant to which we agreed to sell and issue in a private placement (the “Private Placement Offering) an aggregate of 10,266,270 shares (the “Private Placement Shares”) of our common stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 15,561,894 shares of common stock and warrants to purchase up to an aggregate of 51,656,328 shares of common stock, consisting of Series H warrants to purchase up to 12,914,078 shares of common stock (the “Series H Warrants”), Series I warrants to purchase up to 12,914,078 shares of common stock (the “Series I Warrants”), Series J warrants to purchase up to 12,914,086 shares of Common Stock (the “Series J Warrants”) and Series K warrants to purchase up to 12,914,078 shares of common stock (the “Series K Warrants” and together with the Series H Warrants, Series I Warrants and Series J Warrants, the “Warrants”), at an offering price of $1.6327 per Private Placement Share and associated Warrants and an offering price of $1.6326 per Pre-Funded Warrant and associated Warrants.

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

In connection with the Purchase Agreement, we entered into a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, we were required to file a resale registration statement (the “Registration Statement”) with the SEC to register for resale the Private Placement Shares and the shares of common stock issuable upon exercise of the Pre-Funded Warrants and Warrants, within 20 days of the signing date of the Purchase Agreement (the “Signing Date”), and to have such Registration Statement declared effective within 45 days after the Signing Date in the event the Registration Statement is not reviewed by the SEC, or 90 days of the Signing Date in the event the Registration Statement is reviewed by the SEC. We were obligated to pay certain liquidated damages if we fail to file the Registration Statement when required, fails to cause the Registration Statement to be declared effective by the SEC when required, of if we fail to maintain the effectiveness of the Registration Statement. The Registration Statement was subsequently filed on May 23, 2023 and declared effective on June 1, 2023. We paid LifeSci Capital LLC, a placement fee equal to 5.6% of the aggregate gross proceeds from the closing of the Private Placement Offering, or approximately $2.4 million, and legal expenses of $41,600. In addition, we paid Piper Sandler & Co. a financial advisory fee of $1.5 million, AGP/Alliance Global Partners a financial advisory fee of $250,000 and lead investor counsel expenses of $125,000.

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

Marketable securities

Marketable securities consist of debt securities. We elected the fair value option to measure and recognize our investments in debt securities in accordance with ASC 825, Financial Instruments as we manage our portfolio and evaluates the performance on a fair value basis. Changes in fair value, realized gains and losses on sales of marketable securities, are reflected in the statements of operation as finance expense (income), net.

Concentration of credit risk and allowance for doubtful accounts

Financial instruments that may potentially subject us to a concentration of credit risk consist of cash and cash equivalents and short-term bank deposits, which are deposited in major financially sound institutions in the U.S, Israel and Germany, and trade accounts receivable and other receivables. Our trade accounts receivable is derived from revenues earned from customers from various countries. We perform ongoing credit evaluations of our customers’ financial condition and, requires no collateral from our customers. We also have a credit insurance policy for some of our customers. We maintain the allowance for estimated losses resulting from the inability of our customers to make required payments. The allowance represents the current estimate of lifetime expected credit losses over the remaining duration of existing accounts receivable considering current market conditions and supportable forecasts when appropriate. The estimate is a result of our ongoing evaluation of collectability, customer creditworthiness, historical levels of credit losses, and future expectations. The allowance for expected credit losses was immaterial during the periods presented.

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

The attribution for nonemployee awards is in the same manner as if we had paid cash for the goods or services.

In addition, certain of our share-based awards to service providers are performance based, i.e., the vesting of these awards depends upon achieving certain goals. We recognize compensation expenses for awards with performance conditions when we conclude that it is probable that the performance condition will be achieved.

Results of Operations

Twelve months ended December 31, 2023 compared to the twelve months ended December 31, 2022

Revenues. For the twelve months ended December 31, 2023, revenue increased by $1,034,000, or 20.0%, to $6,205,000, from $5,171,000 during the twelve months ended December 31, 2022. This increase was predominantly driven by a 21.1% increase in sales volume of CGuard EPS, from $5,123,000 during the twelve months ended December 31, 2022, to $6,205,000 during the twelve months ended December 31, 2023. This sales increase was mainly due to growth in existing and new markets.

With respect to regions, the increase in revenue was primarily attributable to a $1,036,000 increase in Europe, a $76,000 increase in Asia and $24,000 increase in Latin America. This growth was mainly due to growth in existing and new markets. This increase was offset by a $92,000 decline in revenue in the U.S. as less stents were used in our C-GUARDIANS FDA study as trial enrollment ended in June 2023 as well as a $10,000 decline in other markets.

Gross Profit. For the twelve months ended December 31, 2023, gross profit (revenue less cost of revenues) increased by 61.8%, or $690,000, to $1,807,000, compared to a gross profit of $1,117,000 for the same period in 2022. This increase in gross profit resulted from a $484,000 increase in revenues less the associated related material and labor costs, a decrease in write-offs of $179,000 and a decrease of $27,000 in miscellaneous expenses. Gross margin (gross profits as a percentage of revenue) increased to 29.1% during the twelve months ended December 31, 2023, from 21.6% during the twelve months ended December 31, 2022, driven by the reasons mentioned above.

Research and Development Expenses. For the twelve months ended December 31, 2023, research and development expenses increased by 2.2%, or $171,000, to $7,981,000, from $7,810,000 during the twelve months ended December 31, 2022. This increase resulted primarily from an increase of compensation expenses to employees and consultants of $638,000 mainly due to an increase of approximately $341,000 of share-based compensation-related expenses due to the expense recognition of grants made during the second quarter of 2023, an increase of $165,000 in expenses related to the SwitchGuard regulatory and approval process, and an increase of $513,000 in miscellaneous expenses offset, in part, by a decrease of $1,145,000 in expenses related to the C-GUARDIANS FDA study as we completed enrollment in June 2023.

Selling and Marketing Expenses. For the twelve months ended December 31, 2023, selling and marketing expenses increased by 5.5%, or $201,000, to $3,865,000, from $3,664,000 during the twelve months ended December 31, 2022. This increase resulted primarily from an increase of compensation expenses of $151,000 mainly due to an increase of share-based compensation-related expenses due to the expense recognition of grants made during the second quarter of 2023 and an increase of $50,000 in miscellaneous expenses.

General and Administrative Expenses. For the twelve months ended December 31, 2023, general and administrative expenses increased by 32.9%, or $2,748,000, to $11,104,000, from $8,356,000 during the twelve months ended December 31, 2022. This increase resulted primarily from an increase in compensation expenses of $2,177,000, mainly due to an increase of approximately $1,585,000 of share-based compensation-related expenses due to the expense recognition of grants made during the second quarter of 2023 and an increase in salary expenses and related accruals of $592,000 mainly due to hiring of a General Manager of North America and VP of Global Marketing (who was subsequently promoted to the Company’s Chief Commercial Officer in the third quarter of 2023), an increase in legal expenses of $292,000 and an increase of $279,000 in miscellaneous expenses.

Financial Income (Expenses). For the twelve months ended December 31, 2023, financial income increased by $1,042,000, to $1,292,000 from $250,000 during the twelve months ended December 31, 2022. The increase in financial income primarily resulted from a $1,152,000 increase in interest income from investment in marketable securities, money market funds and short-term bank deposits.

Tax Expenses. For the twelve months ended December 31, 2023, tax increased by $37,000 compared to the twelve months ended December 31, 2022. Our expenses for income taxes reflect primarily the tax liability due to potential tax exposure.

Net Loss. Our net loss increased by $1,425,000, or 7.7%, to $19,916,000 for the twelve months ended December 31, 2022, from $18,491,000 during the twelve months ended December 31, 2022. The increase in net loss resulted primarily from an increase of $3,120,000 in operating expenses, offset by an increase of $1,042,000 in financial income and increase of $690,000 in gross profit.

Liquidity and Capital Resources

As of the date of issuance of the consolidated financial statements, we have the ability to fund our planned operations for at least the next 12 months. However, we expect to continue incurring losses and negative cash flows from operations until our products (primarily CGuard reaches commercial profitability. Therefore, in order to fund our operations until such time that we can generate substantial revenues, we may need to raise additional funds.

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

In May 2023, we closed a Private Placement Offering that resulted in aggregate gross proceeds of approximately $42.2 million, before deducting fees payable to the placement agent and other offering expenses payable by the Company. If the Warrants from the Private Placement Offering are exercised in cash in full this would result in an additional $71.4 million of gross proceeds. There can be no assurance that we will achieve any of the milestones set forth in the Warrants or that the Warrants will be exercised in cash in full.

Twelve months ended December 31, 2023 compared to the twelve months ended December 31, 2022

General. At December 31, 2023, we had cash and cash equivalents of $9,640,000 and marketable securities of $29,383,000 as compared to $4,632,000 of cash and cash equivalents and $13,171,000 Short-term bank deposits as of December 31, 2022. We have historically met our cash needs through a combination of issuing new shares, borrowing activities and product sales. Our cash requirements are generally for research and development, marketing and sales activities, finance and administrative cost, capital expenditures and general working capital.

For the twelve months ended December 31, 2023, net cash used in our operating activities increased by $834,000 to $16,376,000, from $15,542,000 during the same period in 2022. The primary reason for the increase in cash used in our operating activities was an increase of $731,000 in payments for third party related expenses and for professional services, an increase of $937,000 in salary and bonus payments from $8,558,000 in the twelve months ended December 31, 2022 to $9,495,000 during the same period in 2022, offset, in part, by an increase of $137,000 in payments received from customers to $5,470,000 during the twelve months ended December 31, 2023, from $5,333,000 during the same period in 2022 and an increase of $697,000 in interest income received from marketable securities, money market funds and short-term bank deposits

Cash used by our investing activities was $16,092,000 during the twelve months ended December 31, 2023, compared to cash provided by our investing activities of $8,441,000 during the twelve months ended December 31, 2022. The primary reason for the increase in cash used by our investing activities is an investment in marketable securities, net of withdrawal of $28,644,000, offset by an increase in withdrawal from short-term bank deposits, net of investment in short-term deposits, of $4,000,000, and a decrease of $92,000 in payments made for purchase of property, plant and equipment during the twelve months ended December 31, 2023.

Cash provided by financing activities for the twelve months December 31, 2023, was $37,534,000. The principal source of the cash provided by financing activities during the twelve months ended December 31, 2023 were the proceeds from the Private Placement Offering in May 2023 that resulted in approximately $37,534,000 of aggregate net proceeds. Cash used by financing activities for the twelve months ended December, 2022 was $140,000, the cash used by financing activities during the twelve months ended December, 2022 were due to issuance costs associated with a shelf registration statement on Form S-3 filed with the SEC on June 3, 2022.

As of December 31, 2023, our current assets exceeded our current liabilities by a multiple of 7.3. Current assets increased by $22,833,000 during the period and current liabilities increased by $950,000 during the period. As a result, our working capital increased by $21,883,000 to $38,139,000 as of December 31, 2023.

Contractual Obligations

Operating lease payments represent our commitment for future rent made under non-cancelable lease for our offices in Israel. The total future payments for our operating lease obligation at December 31, 2023 were approximately $1,815,000 and are due in the next twelve months. For additional details regarding our lease, see Note 7_ to our consolidated financial statements included in this Annual Report on Form 10-K.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses on Financial Instruments. This guidance replaces the current incurred loss impairment methodology. Under the new guidance, on initial recognition and at each reporting period, an entity is required to recognize an allowance that reflects its current estimate of credit losses expected to be incurred over the life of the financial instrument based on historical experience, current conditions and reasonable and supportable forecasts. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates (“ASU 2019-10”). The purpose of this amendment is to create a two tier rollout of major updates, staggering the effective dates between larger public companies and all other entities. This granted certain classes of companies, including Smaller Reporting Companies (“SRCs”), additional time to implement major FASB standards, including ASU 2016-13. Larger public companies had an effective date of December 15, 2019, including interim periods within those fiscal years. +All other entities are permitted to defer adoption of ASU 2016-13, and its related amendments, until the earlier of fiscal periods beginning after December 15, 2022. Under the current SEC definitions, we meet the definition of an SRC and are adopting the deferral period for ASU 2016-13. The guidance requires a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. We adopted the provisions of this update as of January 1, 2023 with no material impact on our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting: Improvements to Reportable Segment Disclosures”. This guidance expands public entities ‘segment disclosures primarily by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments are required to be applied retrospectively to all prior periods presented in an entity’s financial statements. We are currently evaluating this guidance to determine the impact it may have on our consolidated financial statements related disclosures. In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the U.S. and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. We are currently evaluating this guidance to determine the impact it may have on our consolidated financial statements related disclosures.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The following financial statements are included as part of this Report (See Item 15):

●	Report of Kesselman & Kesselman, Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets as of December 31, 2023 and 2021
●	Consolidated Statements of Operations for the Years Ended December 31, 2023 and 2021
●	Consolidated Statements of Changes in Equity for the Years Ended December 31, 2023 and 2021
●	Consolidated Statements of Cash Flows for the Years Ended December 31, 2023 and 2021
●	Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures”, as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K. The disclosure controls and procedures evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

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

Management, including our chief executive officer and our chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework 2013. Based on its assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other Information

The remaining information required by this Item 10 will be included in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 13 will be included in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Documents filed as part of report:

1. Financial Statements

The following financial statements are included herein:

●	Report of Kesselman & Kesselman, Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets as of December 31, 2023 and 2022
●	Consolidated Statements of Operations for the Years Ended December 31, 2023 and 2022
●	Consolidated Statements of Changes in Equity for the Years Ended December 31, 2023 and 2022
●	Consolidated Statements of Cash Flows for the Years Ended December 31, 2023 and 2022
●	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

None

3. Exhibits

See Index to Exhibits

Item 16. Form 10-K Summary

Not applicable.

Index to Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2015)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2021).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 25, 2016)

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 29, 2016)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 15, 2017)

3.6	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 29, 2017)

3.7	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 12, 2017)

3.8	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 7, 2018)

3.9	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 1, 2018)

3.10	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 3, 2018)

3.11	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc., dated March 27, 2019 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 28, 2019)

3.12	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc., dated April 14, 2021 (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2021)

3.13	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 5, 2013)

3.15	Form of Series B Warrant Agent Agreement and Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to Amendment No.3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2017)

4.1*	Description of Securities

10.1+	Form of Indemnity Agreement between InspireMD, Inc. and each of the directors and executive officers thereof (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.2+	InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2013)

10.3+	Amended and Restated Employment Agreement, dated May 5, 2014, by and between InspireMD, Inc. and Craig Shore (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2014)

10.4+	First Amendment to the InspireMD, Inc. Amended and Restated 2011 UMBRELLA Option Plan (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2014)

10.5+	Form of Incentive Stock Option Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.6+	Form of Nonqualified Stock Option Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.3 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.7+	Form of Restricted Stock Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.4 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.8+	Form of Restricted Stock Unit Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.5 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.9+	Form of Section 3(i) Stock Option Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (Israeli) (incorporated by reference to Exhibit 99.6 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.10+	Form of Section 102 Capital Gain Stock Option Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (Israeli) (incorporated by reference to Exhibit 99.7 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.11+	Form of Section 102 Capital Gain Restricted Stock Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (Israeli) (incorporated by reference to Exhibit 99.8 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.12+	Form of Stock Option Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (European) (incorporated by reference to Exhibit 99.9 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.13+	Form of Restricted Stock Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (European) (incorporated by reference to Exhibit 99.10 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.14+	Form of Stock Option Award Agreement outside the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.11 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.15+	First Amendment to Amended and Restated Employment Agreement, dated January 5, 2015, by and between InspireMD, Inc. and Craig Shore (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2015)

10.16+	First Amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 9, 2015)

10.17+	Second Amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 25, 2016)

10.18+	Second Amendment to Amended and Restated Employment Agreement, dated July 25, 2016, by and between InspireMD, Inc. and Craig Shore agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 29, 2016)

10.19+	Third Amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 29, 2016)

10.20+	Director Offer Letter, between InspireMD, Inc. and Thomas J. Kester, dated September 6, 2016

10.21+	Fourth Amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 26, 2018)

10.22+	Fifth Amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 21, 2019)

10.23+	Third Amendment to Amended and Restated Employment Agreement, dated March 25, 2019, by and between InspireMD, Inc. and Craig Shore (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 28, 2019)

10.24	Form of Underwriter Warrant, dated April 8, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 8, 2019)

10.25	Form of Series E Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on September 13, 2019 (File No. 333-233432)).

10.26	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on September 13, 2019 (File No. 333-233432)).

10.27+	Employment Agreement, dated December 9, 2019, by and between the Company and Marvin Slosman (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 10, 2019).

10.28+	First Amendment to Employment Agreement, dated December 31, 2019, by and between the Company and Marvin Slosman (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 6, 2020).

10.29+	Nonqualified Stock Option Agreement, by and between the Company and Marvin Slosman (incorporated by reference to Exhibit 10.60 to the Annual Report on Form 10-K filed on March 10, 2020)

10.30+	Restricted Stock Unit Award agreement, by and between the Company and Marvin Slosman (incorporated by reference to Exhibit 10.61 to the Annual Report on Form 10-K filed on March 10, 2020)

10.31	Form of Series F Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on June 1, 2020 (File No. 333-238247)).

10.32	Form of Underwriter Warrant (incorporated by reference to Exhibit 1.1 to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on June 1, 2020 (File No. 333-238247))

10.33	Form of Series G Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on February 3, 2021 (File No. 333-238247))

10.34	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on February 3, 2021 (File No. 333-238247))

10.35+	Sixth Amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 31, 2020)

10.36+	Seventh Amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 9, 2021)

10.37+	First Amendment to Employment Agreement, dated November 8, 2021, by and between InspireMD, Inc. and Marvin Slosman (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 8, 2021).

10.38+	Fifth Amendment to Employment Agreement, dated November 4, 2021, by and between InspireMD, Inc. and Craig Shore (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 8, 2021).

10.39+	Sixth Amendment to Employment Agreement, dated January 17, 2022, by and between InspireMD, Inc. and Craig Shore (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K filed on March 7, 2022)

10.40+	2021 Equity Compensation Plan (incorporated by reference to Annex A to the registrant’s Proxy Statement on Schedule 14A filed with the Commission on August 12, 2021).

10.41+	Form of Nonqualified Stock Option Agreement for U.S. employees under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.53 to the Annual Report on Form 10-K filed on March 7, 2022)

10.42+	Form of Nonqualified Stock Option Agreement for European employees under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K filed on March 7, 2022)

10.43+	Form of Nonqualified Stock Option Agreement for consultants under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K filed on March 7, 2022)

10.44+	Form of Nonqualified Stock Option Agreement for Israeli employees under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K filed on March 7, 2022)

10.45+	Form of Nonqualified Stock Option Agreement for U.S. directors under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.57 to the Annual Report on Form 10-K filed on March 7, 2022)

10.46+	Form of Restricted Stock Award Agreement for U.S. employees under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.58 to the Annual Report on Form 10-K filed on March 7, 2022)

10.47+	Form of Restricted Stock Award Agreement for U.S. directors under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.59 to the Annual Report on Form 10-K filed on March 7, 2022)

10.48+	Form of Restricted Stock Award Agreement for Israeli employees under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.60 to the Annual Report on Form 10-K filed on March 7, 2022)

10.49+	Form of Restricted Stock Award Agreement for European employees under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.61 to the Annual Report on Form 10-K filed on March 7, 2022)

10.50+	Form of Restricted Stock Unit Award Agreement under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.62 to the Annual Report on Form 10-K filed on March 7, 2022)

10.51	Sales Agreement by and between InspireMD, Inc. and A.G.P./Alliance Global Partners, dated June 3, 2022 (incorporated by reference to Exhibit 1.2 of the Registration Statement on Form S-3 as filed on June 3, 2022).

10.52+	Third Amendment to Employment Agreement, dated January 5, 2023, by and between InspireMD, Inc. and Marvin Slosman (incorporated by reference to Exhibit 10.64 to the Annual Report on Form 10-K filed on March 30, 2023)

10.53+	Seventh Amendment to Employment Agreement, dated January 18, 2023, by and between InspireMD, Inc. and Craig Shore (incorporated by reference to Exhibit 10.65 to the Annual Report on Form 10-K filed on March 30, 2023)

10.54+^	Employment Agreement, dated November 2, 2020, by and between the Company and Andrea Tommasoli (incorporated by reference to Exhibit 10.66 to the Annual Report on Form 10-K filed on March 30, 2023)

10.55	Form of Securities Purchase Agreement dated as of May 12, 2023 between the Company and purchaser identified therein (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated May 15, 2023)

10.56	Form of Pre-Funded Warrant dated May 15, 2023 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated May 15, 2023)

10.57	Form of Series H Warrant dated May 15, 2023 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K dated May 15, 2023)

10.58	Form of Series I Warrant dated May 15, 2023 (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K dated May 15, 2023)

10.59	Form of Series J Warrant dated May 15, 2023 (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K dated May 15, 2023)

10.60	Form of Series K Warrant dated May 15, 2023 (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K dated May 15, 2023)

10.61	Form of Registration Rights Agreement dated as of May 12, 2023 between the Company and purchaser identified therein (incorporated by reference to Exhibit 10.7 of the Current Report on Form 8-K dated May 15, 2023)

10.62+*	Fourth Amendment to Employment Agreement, dated August 14, 2020, by and between InspireMD, Inc. and Craig Shore

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

23.1*	Consent of Kesselman & Kesselman, Certified Public Accountants

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	InspireMD, Inc. Executive Officer Clawback Policy

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

INSPIREMD, INC.

Date: March 5, 2024	By:	/s/ Marvin Slosman
Marvin Slosman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marvin Slosman	President, Chief Executive Officer and Director	March 5, 2024
Marvin Slosman	(principal executive officer)

/s/ Craig Shore	Chief Financial Officer, Chief Administrative Officer, Secretary and Treasurer	March 5, 2024
Craig Shore	(principal financial and accounting officer)

/s/ Paul Stuka	Chairman of the Board of Directors	March 5, 2024
Paul Stuka

/s/ Michael Berman	Director	March 5, 2024
Michael Berman

/s/ Thomas J. Kester	Director	March 5, 2024
Thomas J. Kester

/s/ Gary Roubin	Director	March 5, 2024
Gary Roubin

/s/ Kathryn Arnold	Director	March 5, 2024
Kathryn Arnold

INSPIREMD, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2023

Report of Independent Registered Public Accounting Firm

To the board of directors and shareholders of InspireMD Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of InspireMD Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in equity and cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Kesselman & Kesselman
Certified Public Accountants (Isr.)
A member of PricewaterhouseCoopers International Limited

Tel-Aviv, Israel

March 5, 2024

We have served as the Company’s auditor since 2010

INSPIREMD, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,640	$4,632
Short-term bank deposits	-	13,171
Marketable securities	29,383	-
Accounts receivable:
Trade, net	1,804	1,034
Other	648	213
Prepaid expenses	578	655
Inventory	2,106	1,621
TOTAL CURRENT ASSETS	44,159	21,326

NON-CURRENT ASSETS:
Property, plant and equipment, net	1,060	917
Operating lease right of use assets	1,473	1,554
Fund in respect of employee rights upon retirement	951	856
TOTAL NON-CURRENT ASSETS	3,484	3,327
TOTAL ASSETS	$47,643	$24,653

	December 31,
	2023	2022
LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	939	659
Other	5,081	4,411
TOTAL CURRENT LIABILITIES	6,020	5,070

LONG-TERM LIABILITIES:
Operating lease liabilities	1,038	1,195
Liability for employee rights upon retirement	1,084	995

TOTAL LONG-TERM LIABILITIES	2,122	2,190

COMMITMENTS AND CONTINGENT LIABILITIES (Note 8)
TOTAL LIABILITIES	8,142	7,260

EQUITY:

Common stock, par value $0.0001 per share; 150,000,000 shares authorized at December 31, 2023 and 2022; 21,841,215 and 8,330,918 shares issued and outstanding at December 31, 2023 and 2022, respectively	2	1
Preferred C shares, par value $0.0001 per share; 1,172,000 shares authorized at December 31, 2023 and 2022; 1,718 shares issued and outstanding at December 31, 2023 and 2022;	*	*
Additional paid-in capital	261,000	218,977
Accumulated deficit	(221,501)	(201,585)
Total equity	39,501	17,393
Total liabilities and equity	$47,643	$24,653

*	Represents an amount less than $1

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except per share data)

	Year Ended December 31,
	2023	2022

REVENUES	$6,205	$5,171
COST OF REVENUES	4,398	4,054
GROSS PROFIT	1,807	1,117
OPERATING EXPENSES:
Research and development	7,981	7,810
Selling and marketing	3,865	3,664
General and administrative	11,104	8,356
Total operating expenses	22,950	19,830
LOSS FROM OPERATIONS	(21,143)	(18,713)
FINANCIAL INCOME , net:	1,292	250
LOSS BEFORE TAX EXPENSES	(19,851)	(18,463)
TAX EXPENSES	65	28
NET LOSS	$(19,916)	$(18,491)
NET LOSS PER SHARE - basic and diluted	(0.82)	(2.35)
WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES USED IN COMPUTING NET LOSS PER SHARE - basic and diluted	24,268,181	7,871,814

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. dollars in thousands, except share data)

	Common stock		Series C Convertible Preferred Stock		Additional paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	capital	deficit	equity

BALANCE as of January 1, 2022	8,296,256	1	1,718	*	216,625	(183,094)	33,532
Net loss						(18,491)	(18,491)
Share-based compensation related to restricted stock, restricted stock units and stock options award, net of forfeitures of 10,832 shares	34,662				2,352		2,352
BALANCE as of December 31, 2022	8,330,918	1	1,718	*	218,977	(201,585)	17,393

*	Represents an amount less than $1

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. dollars in thousands, except share data)

	Common stock		Series C Convertible Preferred Stock		Additional paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	capital	deficit	equity

BALANCE as of January 1, 2023	8,330,918	1	1,718	*	218,977	(201,585)	17,393
Net loss						(19,916)	(19,916)
Exercise of pre-funded warrants	307,260	*				-	-
Issuance of common shares, pre-funded warrants and warrants, net of $4,635 issuance costs	10,266,270	1			37,533		37,534
Share-based compensation related to stock, restricted stock, restricted stock units and stock options award, net of forfeitures of 29,695 shares	2,936,767	-*	-	-	4,490		4,490
BALANCE as of December 31, 2023	21,841,215	2	1,718	*	261,000	(221,501)	39,501

*	Represents an amount less than $1

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Year ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,916)	$(18,491)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	232	188
Gain from sale of property, plant and equipment	(6)	-
Change in fair value of markable securities, net of interest received	(739)	-
Change in liability for employees rights upon retirement	89	(57)
Other financial expense	58	131
Change in operating right of use asset and operating leasing liability	62	(60)
Share-based compensation expenses	4,490	2,352
Decrease (increase) in interest receivable on short term deposits	171	(135)
Loss (gain) on amounts funded in respect of employee rights upon retirement, net	(16)	135
Changes in operating asset and liability items:
Decrease in prepaid expenses	77	7
Decrease (increase) in trade receivables	(770)	190
Increase in other receivables	(435)	(48)
Increase in inventory	(485)	(478)
Increase (decrease) in trade payables	280	(234)
Increase in other payables	532	958
Net cash used in operating activities	(16,376)	(15,542)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(381)	(473)
Proceeds from sale of property, plant and equipment	12	-
Investment in short-term bank deposits	(5,500)	(19,000)
Investments in marketable securities	(34,644)	-
Proceeds from matured marketable securities	6,000	-
Amounts funded in respect of employee rights upon retirement	(79)	(86)
Withdrawal from short-term bank deposits	18,500	28,000

Net cash provided by (used in) investing activities	(16,092)	8,441
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance costs of At The Market offering	-	(140)
Proceeds from issuance of shares and warrants net of $4,635 issuance costs,	37,534	-
Net cash provided by (used in) financing activities	37,534	(140)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(58)	(131)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,008	(7,372)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,632	12,004
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF YEAR	9,640	$4,632
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of right-of-use assets by means of lease liabilities	419	835
Non-cash lease incentive	45	-
Decrease in right-of-use assets and lease liabilities due to shortening lease term	131	-

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

The Company ceased sales of the Company’s MGuard Prime EPS in the beginning of 2022.

The Company market its products through distributors in international markets, mainly in Europe.

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

b.

Status of European Medical Device Regulation for marketing CGuard EPS in countries requiring the CE Mark.

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

In the Company’s specific case, the Company’s CE mark for CGuard EPS under the MDD expired on November 12, 2022. On February 14, 2023, the Company received a derogation per Article 97 paragraph 1 of Regulation 2017/745 from the Agency for Medicines and Health Products (FAMHP) allowing the Company to continue marketing CGuard EPS in the EU until August 15, 2023. Subsequently, on March 20, 2023 Regulation (EU) 2023/607 was published allowing the Company to continue marketing CGuard EPS in EU countries under the MDD directive until December 31, 2027.

In January 2024, the Company received CE mark recertification for the CGuard™ EPS under the EU’s Medical Device Regulation regulatory framework and can market Cguard permanently in EU countries as long as the Company is able to maintain its regulatory approvals.

c.

Risks Related to Our Operations in Israel including the recent attack by Hamas and other terrorist organizations from the Gaza Strip and Israel’s war against them.

In October 2023, Israel was attacked by a terrorist organization and entered a state of war. As of the date of these consolidated financial statements, the war in Israel is ongoing and continues to evolve. The Company operations including the production facility are located in Israel. Currently, such activities in Israel remain largely unaffected. During the year ended December 31, 2023, the impact of this war on the Company’s results of operations and financial condition was immaterial, but such impact may increase, which could be material, as a result of the continuation, escalation or expansion of such war.

d.	Risks Related to the Geopolitical and Military Tensions Between Russia and Ukraine in Europe

The Company derived approximately 13.5% and 12.1% in the years ended December 31, 2023 and 2022, respectively, of total sales in Russia and Belarus. The escalation of geopolitical instability in Russia and Ukraine as well as currency fluctuations in the Russian Ruble could negatively impact the Company’s operations, sales, and future growth prospects in that region.

As a result of the crisis in Ukraine, the United States and the EU have implemented sanctions against certain Russian individuals and entities and have made it more difficult for the Company to collect on outstanding accounts receivable from customers in this region. The Company cannot provide assurance that potential future changes in sanctions will not have a material impact on the Company’s operations in Russia and Belarus or on the Company’s financial results.

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

  d. Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. As of December 31, 2023, cash and cash equivalents consisted of cash, short-term deposits (up to three months from the date of deposit) and money market funds. As of December 31, 2022, this balance consisted solely of cash.

  e. Marketable securities

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

Marketable securities are classified under current assets in the consolidated balance sheet as they represent the investment of funds available for the Company’s current operations.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

  f. Short-term bank deposits

Bank deposits with original maturities of more than three months but less than one year are presented as part of short-term bank deposits. Deposits are presented at their cost which approximates market values including accrued interest. Interest on deposits is recorded as financial income.

  g. Concentration of credit risk and allowance for doubtful accounts

Financial instruments that may potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and short-term bank deposits, which are deposited in major financially sound institutions in the U.S, Israel and Germany, and trade accounts receivable and other receivables. The Company’s trade accounts receivable is derived from revenues earned from customers from various countries. The Company performs ongoing credit evaluations of its customers’ financial condition and, requires no collateral from its customers. The Company also has a credit insurance policy for some of its customers. The Company maintains the allowance for estimated losses resulting from the inability of the Company’s customers to make required payments. The allowance represents the current estimate of lifetime expected credit losses over the remaining duration of existing accounts receivable considering current market conditions and supportable forecasts when appropriate. The estimate is a result of the Company’s ongoing evaluation of collectability, customer creditworthiness, historical levels of credit losses, and future expectations. The allowance for expected credit losses was immaterial during the periods presented.

  h. Inventory

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

  i. Leases

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

  j. Property, plant and equipment

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

  k. Impairment in value of long-lived assets

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

  l. Revenue recognition

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

The Company recognizes revenue net of value added tax (VAT).

  m. Research and development costs

Research and development costs, including the costs of the Company’s US based clinical trial costs were approximately $3,300,000 and $4,468,000 for the years ended December 31, 2023 and 2022, respectively, and charged to the statement of operations as incurred.

  n. Share-based compensation

The Company has equity incentive plans under which the Company grants equity awards, including stock options, restricted stock and restricted stock units (“RSUs”) to employees, directors and service providers. Employee and service providers equity awards are accounted for using the grant-date fair value method. The Company determines compensation expense associated with restricted stock and RSUs based on the fair value of our common stock on the date of grant. The fair value of option awards is estimated using the Black-Scholes valuation model and expensed over the requisite service period. The Company elected to account for forfeitures as they occur.

The Company elected to recognize compensation expenses for awards to employees with only service conditions that have graded vesting schedules using the accelerated multiple option approach.   The attribution for nonemployee awards is in the same manner as if the Company had paid cash for the goods or services.

In addition, certain of our share-based awards to service providers are performance based, i.e., the vesting of these awards depends upon achieving certain goals. The company recognizes compensation expenses for awards with performance conditions when the company concludes that it is probable that the performance condition will be achieved.

  o. Uncertain tax positions

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

  q. Advertising

Costs related to advertising and promotion of products are charged to sales and marketing expense as incurred. Advertising expenses were approximately $426,000 and $359,000 for the years ended December 31, 2023 and 2022, respectively.

  r. Net loss per share

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock, pre-funded warrants and fully vested restricted stock units outstanding during the period. The calculation of diluted net loss per share excludes the effect of potential dilution of share options, warrants, and unvested restricted stocks, unvested restricted stock units and Series C preferred stock as the effect is anti-dilutive.

For the purpose of calculating basic net loss per share, the additional shares of common stock that are issuable upon exercise of the Pre-funded Warrants have been included since the shares are issuable for a negligible consideration, as determined by the Company according to ASC 260-10-45-13, and have no vesting or other contingencies associated with them. For the year ended December 31, 2023, we had weighted average Pre-funded Warrants to purchase 9,612,502 share of common stock, which was used in the computation of net loss per share for the year.

The total number of shares of common stock related to outstanding options, warrants, unvested restricted stock, unvested restricted stock units and Series C Preferred Stock, which were excluded from the calculations of diluted loss per share were 74,978,006 and 2,741,355 for the years ended December 31, 2023 and 2022, respectively. This amount includes 3,054,086 and 355,951 of unvested restricted stock included in the number of issued and outstanding shares as of December 31, 2023 and 2022, respectively.

  s. Segment reporting

The Company has one operating and reportable segment.

  t. Fair value measurement

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

  u. Recently adopted accounting pronouncement

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

  v. Recently issued accounting pronouncement, not yet adopted

1)

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting: Improvements to Reportable Segment Disclosures”. This guidance expands public entities segment disclosures primarily by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments are required to be applied retrospectively to all prior periods presented in an entity’s financial statements. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements related disclosures.

2)	In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the U.S. and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

3)

In August 2020, the FASB issued ASU 2020-06 “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40).” This guidance simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. This ASU is effective for the Company for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The initial adoption of ASU 2020-06 is not expected to have a material impact on the Company’s consolidated financial statements.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 3 – FAIR VALUE MEASUREMENTS

As of December 31, 2023, the carrying amounts of accounts payable, accounts receivable and other receivable approximate their fair values due to the short-term maturities of these instruments.

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows:

	As of December 31, 2023 ($ in thousands)
	Total	Level 1	Level 2	Level 3

Assets:
Cash equivalents-
Money market funds	$7,094	$7,094	$-	$-

Marketable securities-
U.S government bonds	$29,383	$-	$29,383	$-

The Company’s debt securities are classified within Level 2 because it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value.

The cost of Marketable securities as of December 31, 2023 is $28,727,000 .

NOTE 4 - MARKETABLE SECURITIES

The following table sets forth the Company’s marketable securities for the indicated period:

December 31, 2023
($ in thousands)

U.S government bonds	$29,383

The following table summarizes the fair value of the Company’s marketable securities classified by maturity as of December 31, 2023:

December 31, 2023
($ in thousands)

Amounts maturing within one year	$24,523
Amounts maturing after one year through two years	4,860
$29,383

The table below sets forth a summary of the changes in the fair value of the Company’s marketable securities for the year ended December 31, 2023:

Year ended December 31,
2023
($ in thousands)

Balance at beginning of the period	$-
Additions	34,644
Sale or maturity	(6,000)
Interest Received	(38)
Changes in fair value	777
Balance at end of the period	29,383

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

a.	Composition of assets, grouped by major classifications, is as follows:

	December 31,
	2023	2022
	($ in thousands)
Cost:
Computer equipment	$425	$396
Office furniture and equipment	249	231
Machinery and equipment	1,702	1,704
Leasehold improvements	724	494
	3,100	2,825
Less - accumulated depreciation and amortization	(2,040)	(1,908)
Net carrying amount	$1,060	$917

b.	Depreciation and amortization expenses totaled approximately $232,000 and $188,000 for the years ended December 31, 2023 and 2022, respectively.

NOTE 6 - LIABILITY FOR EMPLOYEES RIGHT UPON RETIREMENT

Israeli labor law generally requires payment of severance pay upon dismissal of an employee or upon termination of employment in certain other circumstances.

Pursuant to section 14 of the Israeli Severance Compensation Act, 1963, most of the Company’s employees are entitled to have monthly deposits, at a rate of 8.33% of their monthly salary, made in their name with insurance companies. Payments in accordance with section 14 relieve the Company from any future severance payments to these employees. The severance pay expenses for such employees were approximately $256,000 and $241,000 for the years ended December 31, 2023 and 2022, respectively.

The severance pay liability of the Company for the rest of its Israeli employees, which reflects the undiscounted amount of the liability, is based upon the number of years of service and the latest monthly salary. The severance pay liability is partly covered by insurance policies and by regular deposits with recognized severance payment funds. The Company may only withdraw funds previously deposited for savings in connection with the payment of severance. The severance pay expenses for such employees were approximately $116,000 and $68,000 for the years ended December 31, 2023 and 2022, respectively.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7 – LEASE AGREEMENTS

1)

The Company’s Israeli subsidiary had a lease agreement for a facility in Israel, which expired on December 31, 2022 with an option to extend the agreement for two additional years until December 31, 2024. On May 25, 2022 the Company amended the agreement mentioned above and extended it until December 31, 2026 as well as leasing of additional space in the facility. On August 24, 2023, the Company amended the lease agreement mentioned above, leasing additional space in the facility and shortened the lease term of another space in the building. The balances of right of use assets and lease liabilities increased due to the newly leased space and decreased due to the lease that was shortened.

2)	Operating lease cost for the years ended December 31, 2023 and 2022 was $433,000 and $442,000 respectively.

Supplemental information related to leases are as follows:

	December 31,
	2023	2022
	($ in thousands)
Operating lease right-of-use assets	1,473	1,554
Current Operating lease liabilities	(557)	(419)
Non-current operating lease liabilities	(1,038)	(1,195)

Other information:

Operating cash flows from operating leases (cash paid in thousands)	(429)	(436)
Weighted Average Remaining Lease Term	3	4
Weighted Average Discount Rate	9.73%	8.69%

Maturities of lease liabilities are as follows:

Amount
($ in thousands)
2024	579
2025	584
2026	653
Total lease payments	1,816
Less imputed interest	(221)
Total	1,595

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8 - COMMITMENTS AND CONTINGENT LIABILITIES:

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

In addition, the agreement stipulates that if the Distributor fails to obtain the Regulatory Approvals by the time stipulated in the agreement due to the failure of the clinical trials, and this Agreement was terminated as a result of such failure to obtain Regulatory Approvals, InspireMD shall reimburse Distributor in an amount which is 50% of Distributor’s direct out of pocket costs to 3rd parties for conducting the clinical trials, which reimbursement will not exceed USD 1,000,000. The financial statements include a liability, based on 50% of the Distributor costs incurred until December 31, 2023. The liability at December 31, 2023 is immaterial.

NOTE 9 - EQUITY

a.	Share capital

The Company’s common stock are listed on the Nasdaq Capital Market.

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

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9 – EQUITY (continued):

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

The Company issued a total of 307,260 shares of its common stock in connection with the exercise of Pre-Funded Warrants to purchase 307,271 shares of common stock on a cashless basis.  As of December 31, 2023, there are Pre-Funded Warrants to purchase an aggregate of 15,254,623 share of common stock outstanding.

Pursuant to the full ratchet anti-dilution adjustment provisions in the respective certificate of designation for the Company’s Series C Preferred Stock, the conversion price of the outstanding shares of the Series C Preferred Stock was reduced to $1.3827 per share, effective as of the date of the securities purchase agreement entered for the Offering, and the number of shares of common stock issuable upon conversion of the Series C Preferred Stock increased by 5,668 additional shares of common stock upon conversion of the Series C Preferred Stock, based on 1,718 shares of Series C Preferred Stock outstanding as of May 16, 2023.

As of December 31, 2023 and 2022, there were 1,718 shares of Series C Preferred Stock outstanding, convertible into an aggregate of 7,952 and 2,284 shares of the Company’s common stock, respectively with a total stated value of $10,997.

As of December 31, 2023, the Company has outstanding warrants to purchase an aggregate of 53,396,008 shares of common stock as follows:

	Number of underlying Common stock	Exercise price
Series E Warrants	198,159		$27.0000
Series F Warrants	433,878		$7.4250
Series G Warrants	1,092,344		$10.2300
Series H Warrants	12,914,086		$1.3827
Series I Warrants	12,914,078		$1.3827
Series J Warrants	12,914,086		$1.3827
Series K Warrants	12,914,078		$1.3827
Underwriter Warrants	15,299		$7.4250
Total Warrants	53,396,008	$

As of December 31, 2023, the Company has 155,000,000 authorized shares of capital stock, par value $0.0001 per share, of which 150,000,000 are shares of common stock and 5,000,000 are shares of “blank check” preferred stock.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9 – EQUITY (continued):

b.	Share-Based Compensation

1)

On September 30, 2021, at our 2021 annual meeting of stockholders, our stockholders approved our 2021 Equity Incentive Plan.

The Company’s. 2021 Equity Incentive Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly, in combination, or in tandem.

As of December 31, 2023, we had 7,731,618 shares of common stock available for future issuance under our 2021 Equity Incentive Plan.

5)	The following table summarizes information about stock options granted to employees:

	Year ended December 31
	2023		2022
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Outstanding - beginning of period	294,712	5.21	289,408	$5.29
Granted	1,097,250	1.89	7,841	2.61
Forfeited	(12,266)	4.00	(2,537)	5.70
Outstanding- end of period	1,379,696	2.58	294,712	$5.21
Exercisable at the end of the period	215,709	5.38	123,115	5.51

6)	The following table summarizes information about stock options granted to non-employees:

	Year ended December 31
	2023		2022
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Outstanding - beginning of period	166,669	3.37	20,002	6.90
Granted	625,000	1.71	146,667	2.89
Outstanding - end of period	791,669	2.06	166,669	3.37
Exercisable at the end of the period	84,667	3.42	35,667	3.61

7)	The following table summarizes information about restricted stock granted to employees:

	Year ended December 31
	2023	2022
	Number of restricted stock
Outstanding - beginning of period	355,951	527,668
Granted	2,914,340	45,494
Forfeited	(29,695)	(10,832)
Vested	(186,510)	(206,379)
Outstanding - end of period	3,054,086	355,951

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9 – EQUITY (continued):

8)	The following table summarizes information about RSUs granted to employees:

	Year ended December 31
	2023	2022
	Number of RSUs
Outstanding - beginning of period	237,078	237,078
Granted	1,045,150	-
Outstanding - end of period	1,282,228	237,078

9)	The following table provides additional information about all options outstanding and exercisable:

	Outstanding as of December 31, 2023
Exercise price	Options outstanding	Weighted average remaining contractual life (years)	Options exercisable
$1.15-2.97	1,786,211	9.28	73,946
$3.30-4.12	227,932	8.53	95,075
$4.95-10.05	153,169	7.00	127,303
$16.50	4,053	6.01	4,053
	2,171,365	9.03	300,376

The weighted average of the remaining contractual life of total vested and exercisable options as of December 31, 2023 was 7.54 years.

The aggregate intrinsic value of the total exercisable options as of December 31, 2023 was approximately $10,983.

The weighted average fair value of options granted to employees was $1.65 and $2.33 for the years ended December 31, 2023 and 2022, respectively. The weighted average fair value of options granted was estimated using the Black-Scholes option-pricing model.

The weighted average fair value of options granted to consultants was $1.50 and $2.57 for the years ended December 31, 2023 and 2022, respectively. The weighted average fair value of options granted was estimated using the Black-Scholes option-pricing model.

The weighted average fair value of restricted stock granted was $1.95 and $2.42 for the years ended December 31, 2023 and 2022, respectively.

The weighted average fair value of RSU granted was $1.76 for the year ended December 31, 2023.

The vesting period for outstanding stock options, restricted stock, and RSUs is typically three years, with one-third of the awards vesting annually. Additionally, some of our share-based awards to service providers are performance-based, vesting upon the achievement of specified performance criteria related to clinical or marketing activities.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9 – EQUITY (continued):

10)	The following table sets forth the assumptions that were used in determining the fair value of options granted to employees for the year December 31, 2023 and 2022:

Year ended December 31
	2023	2022
Expected life	5.125-6.5 years	5.125-6.5 years
Risk-free interest rates	3.58%-4.73%	1.79%-2.88%
Volatility	109.62%-125.61%	127.43%-130.93%
Dividend yield	-	-

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

11)	As of December 31, 2023, the total unrecognized compensation cost on employee and non-employee stock options, restricted stock and RSUs, related to unvested stock-based compensation, amounted to approximately $7.18 million. This cost is expected to be recognized over a weighted-average period of approximately 0.97 years. This expected cost does not include the impact of any future stock-based compensation awards.

12)	The following table summarizes the allocation of total share-based compensation expense in the consolidated statements of operations:

	Year ended December 31
	2023	2022
	($ in thousands)
Cost of revenues	$93	$72
Research and development	649	582
Sales and marketing	416	318
General and administrative	3,332	1,380
	$4,490	$2,352

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10 – RELATED PARTIES TRANSACTIONS

1)	During the twelve months ended December 31, 2023 and 2022, a consulting company whose founder and CEO is our board member provided certain marketing services in the amount of $788 and $9,645, respectively.

2)	On September 15, 2023, the board approved the company’s entry into a consultancy agreement with a member of the immediate family of the CEO for certain administrative projects in connection with the Company’s expansion to the U.S. until a full-time Company employee is retained in such capacity. Pursuant to the Consultancy Agreement, the Company will pay a fixed hourly fee of $50 for a maximum of 20 hours per week and customary expenses. The Company may terminate this Agreement for any reason or no reason, at any time, upon 30 days prior written notice to consultant.

Consulting expenses for the year ended December 31, 2023, were $11,440.

3)	Election to Receive Shares of Common Stock in lieu of Cash Compensation

For the year 2023, certain non-employee directors elected to receive all or a portion of their cash retainer amount in shares of the Company’s common stock under the 2021 Equity Incentive Plan. For a director that made that election, a stock award under the 2021 Equity Incentive Plan was paid quarterly on the first day of each next quarter (“Issuance Dates”) and became fully vested on the Issuance Dates. The stock award was determined by dividing (x) the product of the cash retainer amount and percentage of the cash retainer amount elected to be taken in shares by (y) the “Fair Market Value” (as defined in the 2021 Equity Incentive Plan) of a share on the Issuance Dates.

During the years ended December 31, 2023 the Company issued 52,129 shares of common stock to non-employee directors who elected to receive all or a portion of their cash retainer amount for the nine months ended September 30, 2023 in shares of the Company’s common stock under the 2021 Equity Incentive Plan.

As of December 31, 2023, there was an accrual for $55,000 for director’s fees for the three months ended December 31, 2023. Out of this an amount of $22,875 was paid in cash and $32,125 was issued in shares of the Company’s common stock under the 2021 Equity Incentive Plan. On January 1, 2024 the Company issued 11,854 shares of common stock.

NOTE 11 - TAXES ON INCOME:

a.	Tax laws applicable to the Company and its subsidiaries

Taxation in the United States

InspireMD, Inc. is taxed under U.S. tax laws. Accordingly, the applicable federal corporate tax rate in 2023 is 21%. the applicable state income tax rate in 2023 is 3.42%.

Taxation in Israel

InspiredMD, Ltd is taxed under Israeli tax laws. Accordingly, the applicable corporate tax rate in 2023 is 23%.

Taxation in Germany

InspireMD GmbH is taxed according to the tax laws in Germany. Accordingly, the applicable tax rates are corporate tax rate of 15.825% and trade tax rate of 17.15%.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 11 - TAXES ON INCOME: (continued):

b.	Tax benefits under the Law for the Encouragement of Capital Investments, 1959 (the “Law”):

On December 29, 2016, the Investment Law was amended (“73 Amendment”), which includes, inter alia, two new tax incentive opportunities. These are the Preferred Technological Enterprise (“PTE”) and Special Preferred Technological Enterprise (“SPTE”). In order to benefit from either of these options, a Company must meet certain qualifications and receive formal approval from the Israel Innovation Authority (“IIA”) which allows the Company to use the reduced corporate tax rate of 12% on its “Preferred Technological Income” (earned from enterprises located in Development outside of Zone A) in the case of a “preferred technology enterprise”, or 6% on its “preferred technology income” (earned from enterprises located in Development Zone A or outside it) in the case of a “special preferred technology enterprise”. Additionally, any “technology income”, as this term is defined by the Law, not classified as “preferred technology income” is subject to the corporate tax rate.

Furthermore, according to the provisions regarding “preferred technology enterprise” and “special preferred technology enterprise” in the Law and the regulations thereunder, and to the extent the income is attributable to manufacturing, this income is classified as “preferred income” and is taxed at 7.5% or 16% according to the development zone. To the extent the income is from an intangible asset used for marketing, it is subject to the normal corporate tax rate.

Additionally, when income of a company originating from “preferred technology income” is distributed as dividend to a foreign-resident corporation, tax withholding from the dividend is 4%, provided that 90% or more of that company’s shares are directly held by one or more foreign corporations, and the profits resulted after they acquired the shares.

c.	Carry forward tax losses

As of December 31, 2023, the Company had a net carry forward tax loss of approximately $54 million, of which approximately $35 million (arising before January 1, 2018), expires until 2038, and approximately $19 million, which does not expire, but is limited to offset 80% of the net income in the year it is utilized.

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

As of December 31, 2023, InspireMD Ltd., an Israeli subsidiary, had a net carry forward tax loss of approximately $107 million. Under Israeli tax laws, the carry forward tax losses can be utilized indefinitely.

The Israeli subsidiary is taxed in the New Israeli Shekel (“NIS”), which is different from its functional currency (U.S. Dollar). The change in the Israeli subsidiary NOL’s for tax purposes is partly resulted by such rate differences.

d.	Loss before income taxes

The components of loss before income taxes are as follows:

	Year ended December 31
	2023	2022
	($ in thousands)
Loss before taxes on income:
InspireMD, Inc.	$(5,772)	$(4,773)
Subsidiaries	(14,079)	(13,690)
	$(19,851)	$(18,463)

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 11 - TAXES ON INCOME (continued):

e.	Current taxes on income

The main reconciling item between the statutory tax rate of the Company and the effective tax rate is the change in valuation allowance in respect of tax benefits from carried forward tax losses due to uncertainty of the realization of such tax benefits.

The changes in the valuation allowance for the year ended December 31, 2023 and 2022 were as follows:

	Year ended December 31
	2023	2022
	($ in thousands)
Balance at the beginning of the year	$40,071	$39,212
Changes during the year:
Losses during the year (including foreign exchange rate effect)	2,580	859
Balance at the end of the year	$42,651	$40,071

f.	Accounting for Uncertain Tax position

The following is a reconciliation of the total amounts of the Company’s uncertain tax positions during the year ended December 31, 2023 and 2022 were as follows:

	Year ended December 31,
	2023	2022
	($ in thousands)
Balance at beginning of period	$106	$89
Increase in uncertain tax positions because of tax positions taken during the year	62	17
Balance at end of period	$168	$106

A summary of open tax years by major jurisdiction is presented below:

Jurisdiction	Years
U.S.	2020-2023
Israel	2019-2023
Germany	2020-2023

g.	Deferred income tax:

	December 31,
	2023	2022
	($ in thousands)

Provision for vacation and recreation pay	68	45
R&D expenses	1,691	1,452
Operating lease right of use assets	(339)	(357)
Operating lease liabilities	367	371
Share-based compensation	3,492	3,021
Carry forward tax losses	37,342	35,507
Accrued severance pay, net	30	32
	42,651	40,071
Less-valuation allowance	(42,651)	(40,071)
	-	-

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION:

Balance sheets:

Inventory:

	December 31,
	2023	2022
	($ in thousands)
Finished goods	$210	$179
Work in process	562	510
Raw materials and supplies	1,334	932
	$2,106	$1,621

a.	Accounts payable and accruals-other:

	December 31,
	2023	2022
	($ in thousands)
Employees and employee institutions	$2,188	$1,853
Accrued vacation and recreation pay	287	197
Accrued expenses	1,115	554
Clinical trial accrual	744	1,258
Current Operating lease liabilities	557	419
Other	190	130
	$5,081	$4,411

NOTE 13 – DISAGGREGATED REVENUE AND ENTITY WIDE DISCLOSURES:

Revenues are attributed to geographic areas based on the location of the customers. The following is a summary of revenues:

	Year ended December 31,
	2023	2022
	($ in thousands)
Italy	$1,195	$970
Germany	896	866
Russia	738	381
Other	3,376	2,954
	$6,205	$5,171

By product:

	Year ended December 31,
	2023	2022
	($ in thousands)
CGuard™ EPS	$6,205	$5,123
MGuard Prime™ EPS	-	48
	$6,205	$5,171

By principal customers:

	Year ended December 31,
	2023	2022
Customer A	14%	17%
Customer B	12%	7%

All tangible long lived assets are located in Israel.

NOTE 14 - SUBSEQUENT EVENTS:

On January 23, 2024, the Company granted 1,528,316 restricted shares of the Company’s common stock to employees and directors. The shares to employees are subject to a three-year vesting period, with one-third of such awards vesting each year. The shares to directors are subject to a one-year vesting period.

On January 23, 2024, the Company granted 563,499 restricted share units of the Company’s common stock to the chief executive officer. The shares are subject to a three-year vesting period, with one-third of such awards vesting each year.

On January 23, 2024, the Company granted to employees and directors options to purchase a total of 669,464 shares of the Company’s common stock. The options have an exercise prices of $3.14 per share, which was the fair market value of the Company’s common stock on the date of the grant. The options to employees are subject to a three-year vesting period, with one-third of such awards vesting each year. The options to directors are subject to a one-year vesting period.

