Form 10-Q
period 2024-03-31
InspireMD, Inc.
filed 2024-05-13
CIK 1433607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

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

The number of shares of the registrant’s common stock, $0.0001 par value, outstanding as of May 13, 2024: 24,929,825

2

Item 1. Financial Statements

INSPIREMD, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE QUARTER ENDED MARCH 31, 2024

INSPIREMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in thousands)

	March 31 2024	December 31 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,389	$9,640
Marketable securities	24,561	29,383
Accounts receivable:
Trade, net	1,187	1,804
Other	483	648
Prepaid expenses	531	578
Inventory	2,360	2,106
TOTAL CURRENT ASSETS	38,511	44,159

NON-CURRENT ASSETS:
Property, plant and equipment, net	1,186	1,060
Operating lease right of use assets	1,366	1,473
Fund in respect of employee rights upon retirement	965	951
TOTAL NON-CURRENT ASSETS	3,517	3,484
TOTAL ASSETS	$42,028	$47,643

INSPIREMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in thousands other than share and per share data)

	March 31 2024	December 31 2023
LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	659	939
Other	4,218	5,081
TOTAL CURRENT LIABILITIES	4,877	6,020

LONG-TERM LIABILITIES-
Operating lease liabilities	914	1,038
Liability for employees rights upon retirement	1,150	1,084

TOTAL LONG-TERM LIABILITIES	2,064	2,122

COMMITMENTS AND CONTINGENT LIABILITIES
TOTAL LIABILITIES	6,941	8,142

EQUITY:

Common stock, par value $0.0001 per share; 150,000,000 shares authorized at March 31, 2024 and December 31, 2023; 23,412,385 and 21,841,215 shares issued and outstanding at March 31, 2024 and December 2023, respectively	2	2
Preferred C shares, par value $0.0001 per share;
1,172,000 shares authorized at March 31, 2024 and December 31, 2023; 1,718 shares issued and outstanding at March 31, 2024 and December 31 2023, respectively	*	*
Additional paid-in capital	263,618	261,000
Accumulated deficit	(228,533)	(221,501)
Total equity	35,087	39,501
Total liabilities and equity	$42,028	$47,643

*	Represents an amount less than $1 thousand

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except per share data)

	3 Months Ended March 31,
	2024	2023

REVENUES	$1,511	$1,239
COST OF REVENUES	1,219	866
GROSS PROFIT	292	373
OPERATING EXPENSES:
Research and development	2,625	1,843
Selling and marketing	1,237	788
General and administrative	3,844	2,123
Total operating expenses	7,706	4,754
LOSS FROM OPERATIONS	(7,414)	(4,381)
FINANCIAL INCOME, net	382	125
NET LOSS	$(7,032)	$(4,256)
NET LOSS PER SHARE - basic and diluted	(0.21)	(0.53)
WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES USED IN COMPUTING NET LOSS PER SHARE - basic and diluted	34,242,976	8,093,340

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

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(U.S. dollars in thousands, except share data)

	Common stock		Series C Convertible Preferred Stock		Additional paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	capital	deficit	equity

BALANCE AT January 1, 2024	21,841,215	2	1,718	*	261,000	(221,501)	39,501
Net loss						(7,032)	(7,032)
Share-based compensation related to stock, restricted stock, restricted stock units and stock options award, net of forfeitures of 75,090 shares	1,571,170				2,618		2,618
BALANCE AT March 31, 2024	23,412,385	2	1,718	*	263,618	(228,533)	35,087

*	Represents an amount less than $1 thousand

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. dollars in thousands)

	Three months ended March 31
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,032)	$(4,256)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	69	55
Change in fair value of markable securities, net of interest received	(218)	-
Change in liability for employees rights upon retirement	66	36
Other financial expenses	4	22
Change in operating right of use asset and operating leasing liability	(25)	(34)
Share-based compensation expenses	2,618	289
Loss on amounts funded in respect of employee rights upon retirement, net	14	23
Decrease in interest receivable on short term deposits	-	14
Changes in operating asset and liability items:
Decrease in prepaid expenses	47	261
Decrease (Increase) in trade receivables	617	(383)
Decrease (Increase) in other receivables	165	(97)
Increase in inventory	(254)	(76)
Decrease in trade payables	(280)	(52)
Decrease in other payables	(855)	(633)
Net cash used in operating activities	(5,064)	(4,831)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(195)	(25)
Investment in short-term bank deposits	-	(2,500)
Withdrawal from short-term bank deposits	-	7,000
Investments in marketable securities	(1,960)	-
Proceeds from matured marketable securities	7,000	-
Amounts funded in respect of employee rights upon retirement	(28)	(26)
Net cash provided by (used in) investing activities	4,817	4,449
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by (used in) financing activities	-	-
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(4)	(22)
DECREASE IN CASH AND CASH EQUIVALENTS	(251)	(404)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	9,640	4,632
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$9,389	$4,228

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

The Company markets its product through distributors in international markets, mainly in Europe.

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

b.

Risks Related to the Company’s Operations in Israel including the recent attack by Hamas and other terrorist organizations from the Gaza Strip and Israel’s war against them.

In October 2023, Israel was attacked by a terrorist organization and entered a state of war. As of the date of these consolidated financial statements, the war in Israel is ongoing and continues to evolve. The Company operations, including its production facility, are located in Israel. Currently, such activities in Israel remain largely unaffected. During the three months ended March 31, 2024, the impact of this war on the Company’s results of operations and financial condition was immaterial, but such impact may increase, which could be material, as a result of the continuation, escalation or expansion of such war.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. In the opinion of the Company, the financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2024 and its results of operations, changes in equity and cash flows for the three months ended March 31, 2024 and 2023. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2023, as found in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 5, 2024. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of results that could be expected for the entire fiscal year.

NOTE 3 - RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06 “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40).” This guidance simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. This ASU is effective for the Company for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company adopted the provisions of this update as of January 1, 2024 with no material impact on its consolidated financial statements.

Recently issued accounting pronouncement, not yet adopted

1)	In November 2023, the FASB issued ASU 2023-07 “Segment Reporting: Improvements to Reportable Segment Disclosures”. This guidance expands public entities segment disclosures primarily by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under Accounting Standards Codification (“ASC”) 280. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments are required to be applied retrospectively to all prior periods presented in an entity’s financial statements. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements related disclosures.

2)	In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the U.S. and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

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

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows:

	As of March 31, 2024 ($ in thousands)
	Total	Level 1	Level 2	Level 3

Assets:
Cash equivalents-
Money market funds	$3,745	$3,745	$-	$-

Marketable securities-
U.S government bonds	$24,561	$-	$24,561	$-

	As of December 31, 2023 ($ in thousands)
	Total	Level 1	Level 2	Level 3

Assets:
Cash equivalents-
Money market funds	$7,094	$7,094	$-	$-

Marketable securities-
U.S government bonds	$29,383	$-	$29,383	$-

The Company’s debt securities are classified within Level 2 because it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value.

The cost of marketable securities as of March 31, 2024 is $23,878 thousand.

Fair value of financial instruments

The carrying amounts of financial instruments included in working capital approximate their fair value due to the relatively short-term maturities of such instruments.

As of March 31, 2024, and December 31, 2023, allowance for expected credit loss was immaterial.

NOTE 5 - MARKETABLE SECURITIES

The following table sets forth the Company’s marketable securities for the indicated period:

	March 31, 2023	December 31, 2023
	($ in thousands)
U.S government bonds	$24,561	$29,383

The following table summarizes the fair value of the Company’s marketable securities classified by maturity as of March 31, 2024, and December 31, 2023:

	March 31, 2024	December 31, 2023
	($ in thousands)
Amounts maturing within one year	$23,573	$24,523
Amounts maturing after one year through two years	988	4,860
	$24,561	$29,383

The table below sets forth a summary of the changes in the fair value of the Company’s marketable securities for the three month period ended March 31, 2024:

Three months ended March 31, 2024
($ in thousands)

Balance at beginning of the period	$29,383
Additions	1,960
Maturity	(7,000)
Interest Received	(75)
Changes in fair value during the period	293
Balance at end of the period	24,561

NOTE 6 - EQUITY:

a.	As of March 31, 2024, there were 1,718 shares of Series C preferred stock outstanding, convertible into an aggregate of 7,952 shares of the Company’s common stock, with a total stated value of $10,997.

b.	As of March 31, 2024, there are 15,254,623 outstanding pre-funded warrants.

c.	As of March 31, 2024, the Company has outstanding warrants to purchase an aggregate of 53,396,008 shares of common stock as follows:

	Number of underlying Common stock	Exercise price
Series E Warrants	198,159		$27.0000
Series F Warrants	433,878		$7.4250
Series G Warrants	1,092,344		$10.2300
Series H Warrants	12,914,086		$1.3827
Series I Warrants	12,914,078		$1.3827
Series J Warrants	12,914,086		$1.3827
Series K Warrants	12,914,078		$1.3827
Underwriter Warrants	15,299		$7.4250
Total Warrants	53,396,008	$

As of March 31, 2024, the Company had 155,000,000 authorized shares of capital stock, par value $0.0001 per share, of which 150,000,000 are shares of common stock and 5,000,000 are shares of “blank check” preferred stock.

d.

During the three months ended March 31, 2024, the Company granted 1,634,403 restricted shares of the Company’s common stock to employees and directors. The shares to employees are subject to a three-year vesting period, with one-third of such awards vesting each year. The shares to directors are subject to a one-year vesting period.

The fair value of the above restricted shares was approximately $5.07 million.

During the three months ended March 31, 2024, the Company granted 563,499 restricted share units of the Company’s common stock to the chief executive officer. The shares are subject to a three-year vesting period, with one-third of such awards vesting each year.

The fair value of the above restricted share units was approximately $1.77 million

During the three months ended March 31, 2024, the Company granted to employees and directors options to purchase a total of 715,614 shares of the Company’s common stock. The options have an exercise prices ranging from $2.71-$3.14 per share, which was the fair market value of the Company’s common stock on the respective dates of the grant. The options to employees are subject to a three-year vesting period, with one-third of such awards vesting each year. The options to directors are subject to a one-year vesting period.

In calculating the fair value of the above options, the Company used the following assumptions: dividend yield of 0% and expected term of 5.5-6.5 years; expected volatility ranging from 96.40%-119.38%; and risk-free interest rate ranging from 3.93%-4.10%.

The fair value of the above options, using the Black-Scholes option-pricing model, was approximately $1.85 million.

NOTE 7 – RELATED PARTIES TRANSACTIONS

During the three months ended March 31, 2024, a member of the immediate family of the CEO provided certain administrative services in connection with the Company’s expansion to the U.S. in the amount of $15 thousand.

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

For the purpose of calculating basic net loss per share, the additional shares of common stock that are issuable upon exercise of the pre-funded warrants have been included since the shares are issuable for a negligible consideration, as determined by the Company according to ASC 260-10-45-13, and have no vesting or other contingencies associated with them. For the three month period ended March 31, 2024, the Company had weighted average pre-funded warrants to purchase 15,254,623 share of common stock, which was used in the computation of net loss per share for the quarter.

The total number of shares of common stock related to outstanding options, warrants, unvested restricted stock, unvested restricted stock units and Series C preferred stock, which were excluded from the calculations of diluted loss per share were 62,556,668 and 2,773,675 for the three month period ended March 31, 2024 and 2023. This amount includes 4,611,500 and 342,766 of unvested restricted stock included in the number of issued and outstanding shares as of March 31, 2024 and 2023.

NOTE 9 - INVENTORY:

	March 31, 2024	December 31, 2023
	($ in thousands)
Finished goods	$73	$210
Work in process	917	562
Raw materials and supplies	1,370	1,334
	$2,360	$2,106

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUALS - OTHER:

	March 31, 2024	December 31, 2023
	($ in thousands)
Employees and employee institutions	1,207	2,188
Accrued vacation and recreation pay	348	287
Accrued expenses	1,101	1,115
Clinical trial accrual	826	744
Current Operating lease liabilities	549	557
Other	187	190
	$4,218	$5,081

NOTE 11 - DISAGGREGATED REVENUE AND ENTITY WIDE DISCLOSURES:

Revenues are attributed to geographic areas based on the location of the customers. The following is a summary of revenues:

	Three months ended March 31
	2024	2023
	($ in thousands)
Italy	$295	$267
Germany	242	214
Poland	152	119
Other	822	639
	$1,511	$1,239

By principal customers:

	Three months ended March 31
	2024	2023
Customer A	16%	17%
Customer B	12%	13%
Customer C	10%	10%

All tangible long lived assets are located in Israel.

F-14

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

In November 2023, we announced positive 30-day follow up results from the C-GUARDIANS trial in which stenting with the CGuard Carotid Stent System in patients with carotid artery stenosis and at high risk for carotid endarterectomy had a DSMI rate of 0.95%, measured from the date of the procedure through 30 days follow-up post-procedure. We anticipate reporting primary endpoint results from the C-GUARDIANS trial at the end of May 2024 that may support the submission of a premarket approval, or PMA, application in the third quarter of 2024 with a view to potential FDA approval of the CGuard Prime stent system in the first half of 2025.

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

Recent Developments

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. In addition, since the commencement of these events, there have been continued hostilities along Israel’s northern border with Lebanon (with the Hezbollah terror organization) and southern border (with the Houthi movement in Yemen). It is possible that hostilities with Hezbollah in Lebanon will escalate, and that other terrorist organizations, including Palestinian military organizations in the West Bank as well as other hostile countries will join the hostilities. In addition, Iran recently launched a direct attack on Israel involving hundreds of drones and missiles and has threatened to continue to attack Israel and is widely believed to be developing nuclear weapons. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza, Hezbollah in Lebanon, the Houthi movement in Yemen and various rebel militia groups in Syria and Iraq. Such clashes may escalate in the future into a greater regional conflict. We cannot currently predict the intensity or duration of Israel’s war against Hamas, nor can we predict how this war will ultimately affect our business and operations or Israel’s economy in general.

Critical Accounting Policies

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are more fully described in both (i) “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) Note 2 of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2023. There have not been any material changes to such critical accounting policies since December 31, 2023.

The currency of the primary economic environment in which our operations are conducted is the U.S. dollar (“$” or “dollar”).

Results of Operations

Three months ended March 31, 2024, compared to the three months ended March 31, 2023

Revenues. For the three months ended March 31, 2024, revenue increased by $272,000, or 22.0%, to $1,511,000, from $1,239,000 during the three months ended March 31, 2023. This increase was predominantly driven by growth in existing markets.

With respect to geographical regions, the increase in revenue was primarily attributable to a $169,000 increase in Europe, a $115,000 increase in Latin America, $50,000 increase in Asia and a $10,000 increase in other geographies, for reasons mentioned in the paragraph above. This increase was offset by a $59,000 decrease in the United States as we completed in June 2023 the enrollment of all patients in our C-Guardians IDE clinical trial and accordingly there were no further enrollments in the three months ended March 31, 2024 and a $13,000 decrease in other territories.

Gross Profit. For the three months ended March 31, 2024, gross profit (revenue less cost of revenues) decreased by $81,000, or 21.6%, to $292,000, from $373,000 during the three months ended March 31, 2023. This decrease in gross profit resulted from a $85,000 increase in training costs for new hires to build capacity for anticipated increased volume requirements, offset by $4,000 in miscellaneous expenses. Gross margin (gross profits as a percentage of revenue) decreased to 19.4% during the three months ended March 31, 2024, from 30.1% during the three months ended March 31, 2023, driven by the factors mentioned above.

Research and Development Expenses. For the three months ended March 31, 2024, research and development expenses increased by $782,000, or 42.4%, to $2,625,000, from $1,843,000 during the three months ended March 31, 2023. This increase resulted primarily from an increase in compensation expenses of $567,000, mainly due to an increase of share-based compensation-related expenses due to the expense recognition of grants made during the second quarter of 2023 and the first quarter of 2024 and due to the hiring of the Executive Vice President and General Manager of North America in connection with our expansion plans in the United States, an increase of $159,000 related to an early feasibility study of CGuard Prime for the treatment of acute stroke patients with tandem lesions and an increase of $56,000 in miscellaneous expenses.

Selling and Marketing Expenses. For the three months ended March 31, 2024, selling and marketing expenses increased by $449,000, or 57.0%, to $1,237,000, from $788,000 during the three months ended March 31, 2023. This increase resulted primarily from an increase in compensation expenses of $381,000, mainly due to an increase of share-based compensation-related expenses due to the expense recognition of grants made during the second quarter of 2023 and the first quarter of 2024 and an increase of $68,000 in miscellaneous expenses.

General and Administrative Expenses. For the three months ended March 31, 2024, general and administrative expenses increased by $1,721,000, or 81.1%, to $3,844,000, from $2,123,000 during the three months ended March 31, 2023. This increase resulted primarily from an increase in compensation expenses of $1,682,000, mainly due to an increase of share-based compensation-related expenses due to the expense recognition of grants made during the second quarter of 2023 and the first quarter of 2024, and an increase of $39,000 in miscellaneous expenses.

Financial Income. For the three months ended March 31, 2024, financial income increased by $257,000 or 205.6%, to $382,000, from $125,000 during the three months ended March 31, 2023. The increase in financial income primarily resulted from a $264,000 increase in interest income from investment in marketable securities, money market funds and short-term bank deposits.

Tax Expenses. For the three months ended March 31, 2024, there was no change in our tax expenses as compared to the three months ended March 31, 2023.

Net Loss. Our net loss increased by $2,776,000, or 65.2%, to $7,032,000, for the three months ended March 31, 2024, from $4,256,000 during the three months ended March 31, 2023. The increase in net loss resulted primarily from an increase of $2,952,000 in operating expenses and a decrease of $81,000 in gross profit, partially offset by an increase of $257,000 in financial income.

Liquidity and Capital Resources

As of March 31, 2024, we have the ability to fund our planned operations for at least the next 12 months from issuance date of the financial statement. However, we expect to continue incurring losses and negative cash flows from operations until our products (primarily CGuard™ EPS) reach commercial profitability. Therefore, in order to fund our operations until such time that we can generate substantial revenues, we may need to raise additional funds.

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

In May 2023, we closed a private placement offering of 10,266,270 shares (the “Private Placement Shares”) of our common stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 15,561,894 shares of common stock and warrants to purchase up to an aggregate of 51,656,328 shares of common stock, consisting of Series H warrants to purchase up to 12,914,086 shares of common stock (the “Series H Warrants”), Series I warrants to purchase up to 12,914,078 shares of common stock (the “Series I Warrants”), Series J warrants to purchase up to 12,914,086 shares of Common Stock (the “Series J Warrants”) and Series K warrants to purchase up to 12,914,086 shares of common stock (the “Series K Warrants” and together with the Series H Warrants, Series I Warrants and Series J Warrants, the “Warrants”), at an offering price of $1.6327 per Private Placement Share and associated Warrants and an offering price of $1.6326 per Pre-Funded Warrant and associated Warrants that resulted in aggregate gross proceeds of approximately $42.2 million, before deducting fees payable to the placement agent and other offering expenses payable by us. If the Warrants issued in the private placement offering are exercised in cash in full this would result in an additional $71.4 million of gross proceeds.

Three months ended March 31, 2024 compared to the Three months ended March 31, 2023

General. At March 31, 2024, we had cash and cash equivalents of $9,389,000 and marketable securities of $24,561,000 as compared to cash and cash equivalents of $9,640,000 and short-term bank deposits of $29,383,000 as of December 31, 2023. We have historically met our cash needs through a combination of issuing new shares, borrowing activities and product sales. Our cash requirements are generally for research and development, marketing and sales activities, finance and administrative costs, capital expenditures and general working capital.

For the three months ended March 31, 2024, net cash used in our operating activities increased by $233,000, or 4.8%, to $5,064,000, from $4,831,000 during the same period in 2023. The primary reason for the increase in cash used in our operating activities was an increase of $917,000 in payments for third party related expenses and for professional services, an increase of $547,000 in compensation costs paid during the three months ended March 31, 2023, from $3,128,000 in the three months ended March 31, 2023 to $3,675,000 during the same period in 2024, offset in part by an increase of $1,185,000 in payments received from customers, and an increase of $46,000 in interest income received from money market funds and marketable securities.

Cash provided in our investing activities was $4,817,000 during the three months ended March 31, 2024, compared to cash provided of $4,449,000 during the three months ended March 31, 2023. The primary reason for the increase in cash provided by our investing activities is a withdrawal of marketable securities of $5,040,000, net of investment in marketable securities in the three months ended March 31, 2024, compared to a withdrawal of short-term bank deposits of $4,500,000, net of investment in short-term bank deposits in the three months ended March 31, 2023, offset by an increase of $170,000 in payments made for purchase of property, plant and equipment during the three months ended March 31, 2024.

There was no cash provided by financing activities for the three months ended March 31, 2024 and for the three months ended March 31, 2023.

As of March 31, 2024, our current assets exceeded our current liabilities by a multiple of 7.9. Current assets decreased by $5,648,000 during the period and current liabilities decreased by $1,143,000 during the period. As a result, our working capital decreased by $4,505,000 to $33,634,000 as of March 31, 2024.

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

Contractual Obligations and Commitments

During the three months ended March 31, 2024, there were no material changes to our contractual obligations and commitments since the year ended December 31, 2023.

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

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of March 31, 2024, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below in this Item 1A and the Risk Factors included in our previous filings made with the SEC, there have been no material changes to our risk factors from those disclosed in “Part I. Item 1A. Risk Factors” in the Form 10-K filed with the SEC on March 5, 2024.

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

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. In addition, since the commencement of these events, there have been continued hostilities along Israel’s northern border with Lebanon (with the Hezbollah terror organization) and southern border (with the Houthi movement in Yemen, as described below). It is possible that hostilities with Hezbollah in Lebanon will escalate, and that other terrorist organizations, including Palestinian military organizations in the West Bank as well as other hostile countries will join the hostilities. In addition, Iran recently launched a direct attack on Israel involving hundreds of drones and missiles and has threatened to continue to attack Israel and is widely believed to be developing nuclear weapons. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza, Hezbollah in Lebanon, the Houthi movement in Yemen and various rebel militia groups in Syria and Iraq. These situations may potentially escalate in the future to more violent events which may affect Israel and us. Additionally, Yemeni rebel group, the Houthis, launched series of attacks on global shipping routes in the Red Sea, causing disruptions of supply chain. Such clashes may escalate in the future into a greater regional conflict.

In connection with the Israeli security cabinet’s declaration of war against Hamas and possible hostilities with other organizations, several hundred thousand Israeli military reservists were drafted to perform immediate military service, including five full time employees in Israel of ours. Although many of such military reservists have since been released, including the majority of our employees, they may be called up for additional reserve duty, depending on developments in the war in Gaza and along Israel’s other borders. As of the date hereof, two of our non-management employees in Israel. Military service call ups that result in absences of personnel from us for an extended period of time may materially and adversely affect our business, prospects, financial condition and results of operations. As of the date hereof, we currently have 56 full-time employees located in Israel and 12 employees located outside of Israel.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

INSPIREMD, INC.

Date: May 13, 2024	By:	/s/ Marvin Slosman
	Name:	Marvin Slosman,
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2024	By:	/s/ Craig Shore
	Name:	Craig Shore
	Title:	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

