Form 10-Q
period 2024-06-30
InspireMD, Inc.
filed 2024-08-05
CIK 1433607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

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

The number of shares of the registrant’s common stock, $0.0001 par value, outstanding as of August 5, 2024: 25,706,671

2

Item 1. Financial Statements

INSPIREMD, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE QUARTER ENDED JUNE 30, 2024

INSPIREMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in thousands)

	June 30,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,385	$9,640
Marketable securities	18,778	29,383
Accounts receivable:
Trade, net	1,307	1,804
Other	450	648
Prepaid expenses	717	578
Inventory	2,206	2,106
TOTAL CURRENT ASSETS	51,843	44,159

NON-CURRENT ASSETS:
Property, plant and equipment, net	1,595	1,060
Operating lease right of use assets	1,257	1,473
Funds in respect of employee rights upon retirement	964	951
TOTAL NON-CURRENT ASSETS	3,816	3,484
TOTAL ASSETS	$55,659	$47,643

INSPIREMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in thousands other than share and per share data)

	June 30,	December 31,
	2024	2023
LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	927	939
Other	6,038	5,081
TOTAL CURRENT LIABILITIES	6,965	6,020

LONG-TERM LIABILITIES-
Operating lease liabilities	786	1,038
Liability for employees’ rights upon retirement	1,145	1,084

TOTAL LONG-TERM LIABILITIES	1,931	2,122

COMMITMENTS AND CONTINGENT LIABILITIES
TOTAL LIABILITIES	8,896	8,142

EQUITY:

Common stock, par value $0.0001 per share; 150,000,000 shares authorized at June 30, 2024 and December 31, 2023; 25,196,479 and 21,841,215 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	3	2
Preferred C shares, par value $0.0001 per share; 1,172,000 shares authorized at June 30, 2024 and December 31, 2023; 1,718 shares issued and outstanding at June 30, 2024 and December 31 2023	*	*
Additional paid-in capital	283,202	261,000
Accumulated deficit	(236,442)	(221,501)
Total equity	46,763	39,501
Total liabilities and equity	$55,659	$47,643

*	Represents an amount less than $1 thousand

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

REVENUES	$1,739	$1,649	$3,250	$2,888
COST OF REVENUES	1,408	1,158	2,627	2,024
GROSS PROFIT	331	491	623	864
OPERATING EXPENSES:
Research and development	3,401	1,993	6,026	3,836
Selling and marketing	1,445	892	2,682	1,680
General and administrative	3,745	2,921	7,589	5,044
Total operating expenses	8,591	5,806	16,297	10,560
LOSS FROM OPERATIONS	(8,260)	(5,315)	(15,674)	(9,696)
FINANCIAL INCOME, net:	351	238	733	363
NET LOSS	$(7,909)	$(5,077)	$(14,941)	$(9,333)
NET LOSS PER SHARE - basic and diluted	$(0.22)	$(0.24)	$(0.43)	$(0.64)
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING NET LOSS PER SHARE - basic and diluted	35,877,926	21,074,187	35,060,451	14,619,622

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

INSPIREMD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(U.S. dollars in thousands, except share data)

	Common stock		Series C Convertible Preferred Stock		Additional paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	capital	deficit	equity

BALANCE AT January 1, 2024	21,841,215	2	1,718	*	261,000	(221,501)	39,501
Net loss						(14,941)	(14,941)
Exercise of pre-funded warrants	1,528,390	*					*
Exercise of Warrants Series H to 12,621,090 pre-funded warrants and 292,996 common stock, net of $1,000 issuance costs	292,996	1			16,853		16,854
Share-based compensation related to stock, restricted stock, restricted stock units and stock options award, net of forfeitures of 112,382 shares	1,533,878	*			5,349		5,349
BALANCE AT June 30, 2024	25,196,479	3	1,718	*	283,202	(236,442)	46,763

*	Represents an amount less than $1 thousand

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(U.S. dollars in thousands, except share data)

	Common stock		Series C Convertible Preferred Stock		Additional paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	capital	deficit	equity

BALANCE AT April 1, 2024	23,412,385	2	1,718	*	263,618	(228,533)	35,087
Net loss						(7,909)	(7,909)
Exercise of pre-funded warrants	1,528,390	*					*
Exercise of Warrants Series H to 12,621,090 pre-funded warrants and 292,996 common stock, net of $1,000 issuance costs	292,996	1			16,853		16,854
Share-based compensation related to stock, restricted stock, restricted stock units and stock options award, net of forfeitures of 37,292 shares	(37,292)	*			2,731		2,731
BALANCE AT June 30, 2024	25,196,479	3	1,718	*	283,202	(236,442)	46,763

*	Represents an amount less than $1 thousand

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. dollars in thousands)

	Six months ended June 30
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,941)	$(9,333)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	135	113
Gain from sale of property, plant and equipment	-	(8)
Loss on amounts funded in respect of employee rights upon retirement	34	42
Changes in fair value of marketable securities, net of interest received	(435)	21
Change in liability for employees’ rights upon retirement	61	31
Other financial expenses	14	23
Change in operating right of use asset and leasing liability	(55)	(60)
Share-based compensation expenses	5,349	1,219
Decrease in interest receivable on short term deposits	-	40
Changes in operating asset and liability items:
Decrease (increase) in prepaid expenses	(139)	599
Decrease (increase) in trade receivables	497	(436)
Decrease (increase) in other receivables	198	(99)
Increase in inventory	(100)	(68)
Increase (decrease) in trade payables	(12)	109
Decrease in other payables	(24)	(349)
Net cash used in operating activities	(9,418)	(8,156)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in short-term bank deposits	-	(5,500)
Purchase of property, plant and equipment	(670)	(70)
Proceeds from sale of property, plant and equipment	-	9
Investments in marketable securities	(1,960)	(28,838)
Proceeds from matured marketable securities	13,000	-
Withdrawal from short-term bank deposits	-	12,000
Amounts funded in respect of employee rights upon retirement	(47)	(43)
Net cash provided by (used in) investing activities	10,323	(22,442)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	17,854
Proceeds from issuance of shares and warrants, net		37,534
Net cash provided by financing activities	17,854	37,534
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(14)	(23)
INCREASE IN CASH AND CASH EQUIVALENTS	18,745	6,913
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	9,640	4,632
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$28,385	$11,545
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Issuance Costs not yet paid	1,000	-

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

As of the date of issuance of the condensed consolidated financial statements, the Company has the ability to fund its planned operations for at least the next 12 months. However, the Company expects to continue incurring losses and negative cash flows from operations until its product, CGuard™ EPS, reaches commercial profitability. Therefore, in order to fund the Company’s operations until such time that the Company can generate substantial revenues, the Company may need to raise additional funds.

b.	War against Hamas

In October 2023, Israel was attacked by a terrorist organization and entered a state of war. In addition, since the commencement of these events, there have been continued hostilities along Israel’s northern border with Lebanon (with the Hezbollah terror organization) and southern border (with the Houthi movement in Yemen) As of the date of these consolidated financial statements, the war in Israel is ongoing and continues to evolve. The Company operations, including its production facility, are located in Israel. Currently, such activities in Israel remain largely unaffected. During the six months ended June 30, 2024, the impact of this war on the Company’s results of operations and financial condition was immaterial, but such impact may increase, which could be material, as a result of the continuation, escalation or expansion of such war.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements for the year ended December 31, 2023. In the opinion of the company, all adjustments considered necessary for a fair statement of the results of the interim periods reported herein have been included (consisting only of normal recurring adjustments). These condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2023, as found in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 5, 2024. The results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of results that could be expected for the entire fiscal year.

NOTE 3 - RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06 “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40).” This guidance simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. This ASU is effective for the Company for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company adopted the provisions of this update as of January 1, 2024 with no material impact on its condensed consolidated financial statements.

Recently issued accounting pronouncement, not yet adopted

1)	In November 2023, the FASB issued ASU 2023-07 “Segment Reporting: Improvements to Reportable Segment Disclosures”. This guidance expands public entities segment disclosures primarily by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under Accounting Standards Codification (“ASC”) 280. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments are required to be applied retrospectively to all prior periods presented in an entity’s financial statements. The Company is currently evaluating this guidance to determine the impact it may have on its condensed consolidated financial statements related disclosures.

2)

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the U.S. and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating this guidance to determine the impact it may have on its condensed consolidated financial statements disclosures.

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

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows:

	As of June 30, 2024
	Total	Level 1	Level 2	Level 3

Assets:
Cash equivalents-
Money market funds	$20,340	$20,340	$-	$-

Marketable securities-
U.S government bonds	$18,778	$-	$18,778	$-

	As of December 31, 2023 ($ in thousands)
	Total	Level 1	Level 2	Level 3

Assets:
Cash equivalents-
Money market funds	$7,094	$7,094	$-	$-

Marketable securities-
U.S government bonds	$29,383	$-	$29,383	$-

The Company’s debt securities are classified within Level 2 because it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value.

The cost of marketable securities as of June 30, 2024, is $18,137 thousand.

The cost of marketable securities as of December 31, 2023 is $28,727 thousand.

NOTE 5 - MARKETABLE SECURITIES

The following table sets forth the Company’s marketable securities for the indicated periods:

	June 30,	December 31,
	2024	2023
	($ in thousands)
U.S government bonds	$18,778	$29,383

The following table summarizes the fair value of the Company’s marketable securities classified by maturity as of June 30, 2024, and December 31, 2023:

	June 30,	December 31,
	2024	2023
	($ in thousands)
Amounts maturing within one year	$18,778	$24,523
Amounts maturing after one year through two years	-	4,860
	$18,778	$29,383

The table below sets forth a summary of the changes in the fair value of the Company’s marketable securities for the six months period ended June 30, 2024:

	Six months ended June 30,	Six months ended June 30,
	2024	2023
	($ in thousands)

Balance at beginning of the period	$29,383	-
Additions	1,960	28,838
Maturity	(13,000)
Interest received	(122)
Changes in fair value during the period	557	(21)
Balance at end of the period	18,778	28,817

NOTE 6 - EQUITY:

Exercise of Series H Warrant

The Series H Warrants have a term of the earlier of (i) five years from the date of issuance and (ii) 20 trading days following the Company’s public release of primary and secondary end points related to one year follow up study results from the Company’s C-GUARDIANS pivotal trial.

Following the announcement on May 28, 2024 of the one year follow up study results from the Company’s C-GUARDIANS pivotal trial, the Series H warrants for the purchase of 12,914,086 shares of common stock were exercised in full into 292,996 shares of common stock and pre-funded warrants exercisable into 12,621,090 shares of common stock. The net proceeds to the Company from the exercise of the Series H warrants were $16.9 million after deduction of placement agent fees of $1 million. The Series H warrants, each exercisable at $1.3827 per share of common stock and $1.3826 per pre-funded warrant, were issued as part of the private placement financing that the Company consummated on May 15, 2023.

As of June 30, 2024, there are 26,347,323 outstanding pre-funded warrants.

As of June 30, 2024, there were 1,718 shares of Series C Preferred Stock outstanding, convertible into an aggregate of 7,952 shares of the company’s common stock with a total stated value of $10,997.

As of June 30, 2024, the Company has outstanding warrants to purchase an aggregate of 40,479,588 shares of common stock as follows:

	Number of underlying Common stock	Exercise price	Expiration date
Series E Warrants	198,159	$27.000	September 24, 2024
Series F Warrants	433,878	$7.4250	June 5, 2025-October 16, 2025
Series G Warrants	1,092,344	$10.230	February 8, 2026
Series I Warrants	12,914,078	$1.3827	*
Series J Warrants	12,914,086	$1.3827	*
Series K Warrants	12,914,078	$1.3827	*
Underwriter Warrants	12,965	$7.4250	September 24, 2024
Total Warrants	40,479,588

●	The Warrants have a term of the earlier of (i) May 15, 2025 and (ii) (A) in the case of the Series I Warrants, 20 trading days following the Company’s announcement of receipt of Premarket Approval from the Food and Drug Administration (“FDA”) for the CGuard Prime Carotid Stent System (135 cm), (B) in the case of the Series J Warrants, 20 trading days following the Company’s announcement of receipt of FDA approval for the SwitchGuard and CGuard Prime 80 and (C) in the case on the Series K Warrants, 20 trading days following the end of the fourth fiscal quarter after the fiscal quarter in which the first commercial sales of the CGuard Carotid Stent System in the United States begins.

As of June 30, 2024, the Company had 155,000,000 authorized shares of capital stock, par value $0.0001 per share, of which 150,000,000 are shares of common stock and 5,000,000 are shares of “blank check” preferred stock.

During the six months ended June 30, 2024, the Company granted 1,634,403 restricted shares of the Company’s common stock to employees and directors. The shares to employees are subject to a three-year vesting period, with one-third of such awards vesting each year. The shares to directors are subject to a one-year vesting period.

The fair value of the above restricted shares was approximately $5.07 million.

During the six months ended June 30, 2024, the Company granted 563,499 restricted share units of the Company’s common stock to the chief executive officer. The shares are subject to a three-year vesting period, with one-third of such awards vesting each year.

The fair value of the above restricted share units was approximately $1.77 million.

During the six months ended June 30, 2024, the Company granted to employees and directors options to purchase a total of 715,614 shares of the Company’s common stock. The options have exercise prices ranging from $2.71-$3.14 per share, which was the fair market value of the Company’s common stock on the respective dates of the grant. The options to employees are subject to a three-year vesting period, with one-third of such awards vesting each year. The options to directors are subject to a one-year vesting period.

In calculating the fair value of the above options, the Company used the following assumptions: dividend yield of 0% and expected term of 5.5-6.5 years; expected volatility ranging from 96.40%-119.38%; and risk-free interest rate ranging from 3.93%-4.10%.

The fair value of the above options, using the Black-Scholes option-pricing model, was approximately $1.85 million.

On April 1, 2024, the Company granted to consultants options to purchase a total of 125,000 shares of the Company’s common stock. The options have an exercise price of $2.37 per share, which was the fair market value of the Company’s common stock on the date of the grant. 25,000 options are subject to a two-year vesting period (of which 12,500 options are vesting in the first year and 12,500 options are vesting in the second year) and 100,000 options with performance conditions related to clinical activities.

In calculating the fair value of the above options, the Company used the following assumptions: dividend yield of 0% and expected term of 5.125-6 years; expected volatility ranging from 96.01%-100.76%; and risk-free interest rate ranging from 4.33%-4.34%.

The fair value of the above options, using the Black-Scholes option-pricing model, was $233,169.

NOTE 7 – RELATED PARTIES TRANSACTIONS

During the six and three months ended June 30, 2024, a member of the immediate family of the CEO provided certain administrative services in connection with the Company’s expansion to the U.S. in the amount of $30,000 and $15,000, respectively.

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

For the purpose of calculating basic net loss per share, the additional shares of common stock that are issuable upon exercise of the pre-funded warrants have been included since the shares are issuable for a negligible consideration, as determined by the Company according to ASC 260-10-45-13, and have no vesting nor any other contingencies associated with them. For the six and three-month periods ended June 30, 2024, we had weighted average pre-funded warrants of 15,385,212 and 15,515,802, respectively, which were used in the computations of net loss per share for the six and three-month periods.

The total number of shares of common stock related to outstanding options, warrants, unvested restricted stock, unvested restricted stock units and Series C Preferred Stock excluded from the calculations of diluted loss per share were 48,550,189 and 59,624,929 for the six and three-month periods ended June 30, 2024 and 2023, respectively. This amount includes 3,744,828 and 2,905,615 of unvested restricted stock included in the number of issued and outstanding shares as of June 30, 2024 and 2023, respectively.

NOTE 9 - FINANCIAL INSTRUMENTS:

a.	Fair value of financial instruments

The carrying amounts of financial instruments approximate their fair value either because these amounts are presented at fair value or due to the relatively short-term maturities of such instruments.

b.	As of June 30, 2024, and December 31, 2023, allowance for expected credit loss was immaterial.

NOTE 10- INVENTORY:

	June 30,	December 31,
	2024	2023
	($ in thousands)
Finished goods	$124	$210
Work in process	537	562
Raw materials and supplies	1,545	1,334
	$2,206	$2,106

NOTE 11 - ACCOUNTS PAYABLE AND ACCRUALS - OTHER:

	June 30,	December 31,
	2024	2023
	($ in thousands)
Employees and employee institutions	1,656	2,188
Accrued vacation and recreation pay	384	287
Accrued expenses	1,149	1,115
Issuance costs not yet paid	1,000	-
Clinical trial accrual	1,128	744
Current Operating lease liabilities	538	557
Other	183	190
	6,038	5,081

NOTE 12 - DISAGGREGATED REVENUE AND ENTITY WIDE DISCLOSURES:

Revenues are attributed to geographic areas based on the location of the customers. The following is a summary of revenues:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	($ in thousands)

Germany	$307	$276	$549	$490
Italy	264	338	558	605
Poland	207	79	359	198
Other*	961	956	1,784	1,595
	$1,739	$1,649	$3,250	$2,888

*	No single country included in other generated more than 10% of total revenue

By principal customers:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Customer A	18%	17%	17%	17%
Customer B	12%	5%	11%	7%
Customer C	6%	11%	9%	12%

All substantially tangible long lived assets are located in Israel.

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

The primary endpoint was a composite of: (1) incidence of major adverse events including Death (all-cause mortality), any Stroke, and Myocardial Infarction (DSMI) through 30-days post index procedure, or (2) ipsilateral stroke from day 31 to day 365 post-procedure. All events were adjudicated by an independent clinical events committee. The composite index was compared to a performance goal based on the observed rate of the two components of the primary endpoint from previous pivotal stent trials which are considered industry standard. The performance goal was considered met if the upper bound of the two-sided 95% confidence interval calculated from the observed primary endpoint rate is < 11.6% and the p-value is less than 0.025.

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

On May 28, 2024, we announced positive one-year follow up results from the C-GUARDIANS trial in which stenting with the CGuard Carotid Stent System in patients with carotid artery stenosis and at high risk for carotid endarterectomy had a 30-day DSMI and Ipsilateral stroke between 31 and 365 days rate of 1.95% measured from procedure to 1-year follow-up.

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

Recent Developments

One Year Results from the U.S. Investigational Device Exemption (IDE) clinical trial

On May 28, 2024, we announced positive one-year follow up results from the C-GUARDIANS trial of the CGuard™ Carotid Stent Systemin which stenting with the CGuard Carotid Stent System in patients with carotid artery stenosis and at high risk for carotid endarterectomy had a 30-day DSMI and Ipsilateral stroke between 31 and 365 days rate of 1.95%, measured from procedure to 1-year follow-up.

Exercise of Series H Warrant

Following the announcement of the one year follow up study results from the Company’s C-GUARDIANS trial, Series H warrants to purchase 12,914,086 shares of common stock were exercised in full into 292,996 of shares of common stock and pre-funded warrants to purchase 12,621,090 shares of common stock. The net proceeds to the Company from the exercise of the Series H Warrants were $16.9 million after deducting placement agent fees. The Series H warrants, each exercisable at $1.3827 per common share and $1.3826 per pre-funded warrant, were issued as part of the private placement financing that the Company consummated on May 15, 2023.

Israel-Hamas War

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

Results of Operations

Three months ended June 30, 2024, compared to the three months ended June 30, 2023

Revenues. For the three months ended June 30, 2024, revenue increased by $90,000, or 5.4%, to $1,739,000, from $1,649,000 during the three months ended June 30, 2023. This increase was predominantly driven by growth in existing and new markets, partially offset by a reduction in clinical trial revenue driven by the conclusion of C-GUARDIANS enrollment in June 2023.

With respect to geographical regions, the increase in revenue was primarily attributable to a $303,000 increase in Europe for reasons mentioned in the paragraph above. This increase was offset by a $87,000 decrease in Latin America a $80,000 decrease in Asia due to timing of shipment of orders, and a $45,000 decrease in the United States as we completed in June 2023 the enrollment of all patients in our C-Guardians IDE clinical trial.

Gross Profit. For the three months ended June 30, 2024, gross profit (revenue less cost of revenues) decreased by $160,000, or 32.6%, to $331,000, from $491,000 during the three months ended June 30, 2023. This decrease in gross profit resulted from a $237,000 increase in material and labor costs mainly due to higher sales volume as well as compensation expense for new and current employees, additional space to build capacity for anticipated increased volume requirements and additional training expenses offset by an increase of the revenues of $90,000 (see above), and an increase $13,000 in miscellaneous expense. Gross margin (gross profits as a percentage of revenue) decreased to 19.0% during the three months ended June 30, 2024, from 29.8% during the three months ended June 30, 2023, driven by the factors mentioned above.

Research and Development Expenses. For the three months ended June 30, 2024, research and development expenses increased by $1,408,000, or 70.6%, to $3,401,000, from $1,993,000 during the three months ended June 30, 2023. This increase resulted primarily from an increase in compensation expenses of $741,000, mainly due to an increase of share-based compensation-related expenses due to the expense recognition of grants made to employees and consultants since the second quarter of 2023 and due to the hiring of the Executive Vice President and General Manager of North America in connection with our expansion plans in the United States, an increase of $427,000 of SwitchGuard NPS development and regulatory approval process, an increase of $82,000 related to the establishment of operations in the United States, an increase of $77,000 related to an early feasibility study of CGuard Prime for the treatment of acute stroke patients with tandem lesions and an increase of $81,000 in miscellaneous expenses.

Selling and Marketing Expenses. For the three months ended June 30, 2024, selling and marketing expenses increased by $553,000, or 62.0%, to $1,445,000, from $892,000 during the three months ended June 30, 2023. This increase resulted primarily from an increase in compensation expenses of $469,000 and an increase of $84,000 in miscellaneous expenses.

General and Administrative Expenses. For the three months ended June 30, 2024, general and administrative expenses increased by $824,000, or 28.2%, to $3,745,000, from $2,921,000 during the three months ended June 30, 2023. This increase resulted primarily from an increase in compensation expenses of $993,000, mainly due to an increase of share-based compensation-related expenses due to the expense recognition of grants made during the second quarter of 2023 and the first quarter of 2024, offset by a decrease of $92,000 in legal expenses and a $77,000 in miscellaneous expenses.

Financial Income. For the three months ended June 30, 2024, financial income increased by $113,000 or 47.5%, to $351,000, from $238,000 during the three months ended June 30, 2023. The increase in financial income primarily resulted from a $123,000 increase in interest income from investment in marketable securities, money market funds and short-term bank deposits.

Tax Expenses. For the three months ended June 30, 2024, there was no material change in our tax expenses as compared to the three months ended June 30, 2023.

Net Loss. Our net loss increased by $2,832,000, or 55.8%, to $7,909,000, for the three months ended June 30, 2024, from $5,077,000 during the three months ended June 30, 2023. The increase in net loss resulted primarily from an increase of $2,785,000 in operating expenses.

Six months ended June 30, 2024, compared to the six months ended June 30, 2023

Revenues. For the six months ended June 30, 2024, revenue increased by $362,000, or 12.5%, to $3,250,000, from $2,888,000 during the six months ended June 30, 2023. This sales increase was mainly due to growth in existing and new markets, partially offset by a reduction in clinical trial revenue driven by the conclusion of C-GUARDIANS enrollment in June 2023.

With respect to geographical regions, the increase in revenue was primarily attributable to a $472,000 increase in Europe, a $28,000 increase in Latin America and a $8,000 increase in other territories for reasons mentioned above. This increase was offset by a $104,000 decrease in the United States as we completed in June 2023 the enrollment of all patients in our C-Guardians IDE clinical trial, a $30,000 decrease in Asia and a $12,000 decrease in other territories.

Gross Profit. For the six months ended June 30, 2024, gross profit (revenue less cost of revenues) decreased by 27.9%, or $241,000, to $623,000, compared to a $864,000 for the same period in 2023. This decrease in gross profit resulted from a $585,000 increase in material and labor costs mainly due to higher sales volume as well as compensation expense for new and current employees, additional space to build capacity for anticipated increased volume requirements and additional training expenses offset by an increase of the revenues of $362,000 (see above), and an increase $18,000 in miscellaneous expense. Gross margin (gross profits as a percentage of revenue) decreased to 19.2% during the three months ended June 30, 2024, from 29.9% during the three months ended June 30, 2023, driven by the factors mentioned above.

Research and Development Expenses. Research and Development Expenses. For the six months ended June 30, 2024, research and development expenses increased by 57.1%, or $2,190,000 to $6,026,000, from $3,836,000 during the six months ended June 30, 2023. This increase resulted primarily from an increase in compensation expenses of $1,364,000, mainly due to an increase of share-based compensation-related expenses due to the expense recognition of grants made to employees and consultants since the second quarter of 2023 and due to the hiring of the Executive Vice President and General Manager of North America in connection with our expansion plans in the United States, an increase of $501,000 of SwitchGuard NPS development and regulatory approval process, an increase of $235,000 related to an early feasibility study of CGuard Prime for the treatment of acute stroke patients with tandem lesions, an increase of $99,000 related to the establishment of operations in the United States, offset by a decrease of $9,000 in miscellaneous expenses.

Selling and Marketing Expenses. For the six months ended June 30, 2024, selling and marketing expenses increased by 59.6%, or $1,002,000, to $2,682,000, from $1,680,000 during the six months ended June 30, 2023. This increase resulted primarily from an increase in compensation expenses of $850,000 and an increase of $152,000 in miscellaneous expenses.

General and Administrative Expenses. For the six months ended June 30, 2024, general and administrative expenses increased by 50.5%, or $2,545,000, to $7,589,000, from $5,044,000 during the six months ended June 30, 2023. This increase resulted primarily from an increase in compensation expenses of $2,674,000, mainly due to an increase of share-based compensation-related expenses due to the expense recognition of grants made during the second quarter of 2023 and the first quarter of 2024, offset by a decrease of $129,000 in miscellaneous expenses.

Financial Income. For the six months ended June 30, 2024, financial income increased by $370,000, to $733,000 of financial income, from $363,000 of financial income during the six months ended June 30, 2023. The increase in financial income primarily resulted from a $387,000 increase in interest income from investment in marketable securities, money market funds and short-term bank deposits.

Tax Expenses. For the six months ended June 30, 2024, there was no material change in our tax expenses as compared to the six months ended June 30, 2023.

Net Loss. Our net loss increased by $5,608,000, or 60.1%, to $14,941,000, for the six months ended June 30, 2024, from $9,333,000 during the six months ended June 30, 2023. The increase in net loss resulted primarily from an increase of $5,737,000 in operating expenses and decrease of $241,000 in gross profit, offset by an increase of $370,000 in financial income.

Liquidity and Capital Resources

As of June 30, 2024, we have the ability to fund our planned operations for at least the next 12 months from issuance date of the financial statement. However, we expect to continue incurring losses and negative cash flows from operations until our products (primarily CGuard™ EPS) reach commercial profitability. Therefore, in order to fund our operations until such time that we can generate substantial revenues, we may need to raise additional funds.

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

During June 2024, Series H warrants to purchase 12,914,086 shares of common stock were exercised in full into 292,996 of shares of common stock and pre-funded warrants to purchase 12,621,090 shares of common stock. The net proceeds to the Company from the exercise of the Series H Warrants were $16.9 million after deducting placement agent fees.

Six months ended June 30, 2024 compared to the Six months ended June 30, 2023

General. At June 30, 2024, we had cash and cash equivalents of $28,385,000 and marketable securities of $18,778,000 as compared to cash and cash equivalents of $9,640,000 and marketable securities of $29,383,000 as of December 31, 2023. We have historically met our cash needs through a combination of issuing new shares, borrowing activities and product sales. Our cash requirements are generally for research and development, marketing and sales activities, finance and administrative costs, capital expenditures and general working capital.

For the six months ended June 30, 2024, net cash used in our operating activities increased by $1,262,000, or 15.5%, to $9,418,000, from $8,156,000 during the same period in 2023. The primary reason for the increase in cash used in our operating activities was an increase of $1,757,000 in payments for third party related expenses and for professional services, an increase of $874,000 in compensation costs paid during the six months ended June 30, 2024, from $5,312,000 in the six months ended June 30, 2023 to $6,186,000, offset in part by an increase of $1,254,000 in payments received from customers, and an increase of $115,000 in interest income received from money market funds and marketable securities.

Cash provided in our investing activities was $10,323,000 during the Six months ended June 30, 2024, compared to cash used of $22,442,000 during the Six months ended June 30, 2023. The primary reason for the increase in cash provided by our investing activities is proceeds from matured marketable securities of $11,040,000, net of investment in marketable securities in the Six months ended June 30, 2024, compared to an investment in marketable securities of $28,838,000, offset by a withdrawal from short-term bank deposits, net of investment in short-term deposits, of $6,500,000 in the Six months ended June 30, 2023 and by an increase of $600,000 in payments made for purchase of property, plant and equipment during the Six months ended June 30, 2024.

Cash provided by financing activities for the six months June 30, 2024, was $17,854,000. The source of the cash provided by financing activities during the six months ended June 30, 2024, were the proceeds from exercise of Series H warrants. Cash provided by financing activities for the six months June 30, 2023, was $37,534,000. The source of the cash provided by financing activities during the six months ended June 30, 2023, were the proceeds from the Private Placement Offering in May 2023 that resulted in approximately $37,534,000 of aggregate net proceeds.

As of June 30, 2024, our current assets exceeded our current liabilities by a multiple of 7.4. Current assets increased by $7,684,000 during the period and current liabilities increased by $945,000 during the period. As a result, our working capital increased by $6,739,000 to $44,878,000 as of June 30, 2024.

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

Contractual Obligations and Commitments

During the six months ended June 30, 2024, there were no material changes to our contractual obligations and commitments since the year ended December 31, 2023.

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

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of June 30, 2024, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

INSPIREMD, INC.

Date: August 5, 2024	By:	/s/ Marvin Slosman
	Name:	Marvin Slosman,
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2024	By:	/s/ Craig Shore
	Name:	Craig Shore
	Title:	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

