Form 10-Q
period 2024-09-30
InspireMD, Inc.
filed 2024-11-12
CIK 1433607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-35731

InspireMD, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-2123838
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6303 Waterford District Drive

Suite 215

Miami, Florida 33126

(Address of principal executive offices)

(Zip Code)

(888) 776-6804

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

The number of shares of the registrant’s common stock, $0.0001 par value, outstanding as of November 8, 2024: 26,083,763

2

Item 1. Financial Statements

INSPIREMD, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE QUARTER ENDED SEPTEMBER 30, 2024

INSPIREMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in thousands)

	September 30,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,818	$9,640
Marketable securities	24,584	29,383
Accounts receivable:
Trade, net	1,530	1,804
Other	741	648
Prepaid expenses	1,276	578
Inventory	2,445	2,106
TOTAL CURRENT ASSETS	46,394	44,159

NON-CURRENT ASSETS:
Property, plant and equipment, net	1,946	1,060
Operating lease right of use assets	1,145	1,473
Fund in respect of employee rights upon retirement	996	951
TOTAL NON-CURRENT ASSETS	4,087	3,484
TOTAL ASSETS	$50,481	$47,643

INSPIREMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in thousands other than share and per share data)

	September 30,	December 31,
	2024	2023
LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	1,305	939
Other	5,960	5,081
TOTAL CURRENT LIABILITIES	7,265	6,020

LONG-TERM LIABILITIES-
Operating lease liabilities	682	1,038
Liability for employees’ rights upon retirement	1,183	1,084

TOTAL LONG-TERM LIABILITIES	1,865	2,122

COMMITMENTS AND CONTINGENT LIABILITIES
TOTAL LIABILITIES	9,130	8,142

EQUITY:

Common stock, par value $0.0001 per share; 150,000,000 shares authorized at September 30, 2024 and December 31, 2023; 25,719,632 and 21,841,215 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	3	2
Preferred C shares, par value $0.0001 per share;
1,172,000 shares authorized at September 30, 2024 and December 31, 2023; 1,718 shares issued and outstanding at September 30, 2024 and December 31 2023, respectively	*	*
Additional paid-in capital	285,680	261,000
Accumulated deficit	(244,332)	(221,501)
Total equity	41,351	39,501
Total liabilities and equity	$50,481	$47,643

*	Represents an amount less than $1 thousand

The accompanying notes are an integral part of the condensed consolidated financial statements.

INSPIREMD, INC.

(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

REVENUES	$1,810	$1,556	$5,060	$4,444
COST OF REVENUES	1,396	1,118	4,023	3,142
GROSS PROFIT	414	438	1,037	1,302
OPERATING EXPENSES:
Research and development	3,915	2,110	9,941	5,946
Selling and marketing	1,472	876	4,154	2,556
General and administrative	3,489	3,091	11,078	8,135
Total operating expenses	8,876	6,077	25,173	16,637
LOSS FROM OPERATIONS	(8,462)	(5,639)	(24,136)	(15,335)
FINANCIAL INCOME, net:	572	461	1,305	824
NET LOSS	$(7,890)	$(5,178)	$(22,831)	$(14,511)
NET LOSS PER SHARE - basic and diluted	$(0.16)	$(0.15)	$(0.58)	$(0.69)
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING NET LOSS PER SHARE - basic and diluted	48,369,412	33,984,953	39,413,004	21,148,538

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

INSPIREMD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(U.S. dollars in thousands, except share data)

	Common stock		Series C Convertible Preferred Stock		Additional paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	capital	deficit	equity

BALANCE AT January 1, 2024	21,841,215	2	1,718	*	261,000	(221,501)	39,501
Net loss						(22,831)	(22,831)
Exercise of pre-funded warrants	1,728,382	*					*
Exercise of Warrants Series H to 12,621,090 pre-funded warrants and 292,996 common stock, net of $1,000 issuance costs	292,996	1			16,853		16,854
Issuance of common shares, Included at the market offering net of $1 issuance costs	12,961				35		35
Share-based compensation related to stock, restricted stock, restricted stock units and stock options award, net of forfeitures of 112,382 shares	1,844,078	*			7,792		7,792
BALANCE AT September 30, 2024	25,719,632	3	1,718	*	285,680	(244,332)	41,351

*	Represents an amount less than $1 thousand

The accompanying notes are an integral part of the condensed consolidated financial statements.

INSPIREMD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(U.S. dollars in thousands, except share data)

	Common stock		Series C Convertible Preferred Stock		Additional paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	capital	deficit	equity

BALANCE AT July 1, 2024	25,196,479	3	1,718	*	283,202	(236,442)	46,763
Net loss						(7,890)	(7,890)
Exercise of pre-funded warrants	199,992	*					*
Issuance of common shares, Included at the market offering net of $1 issuance costs	12,961				35		35
Share-based compensation related to stock, restricted stock, restricted stock units and stock options award	310,200				2,443		2,443
BALANCE AT September 30, 2024	25,719,632	3	1,718	*	285,680	(244,332)	41,351

*	Represents an amount less than $1 thousand

The accompanying notes are an integral part of the condensed consolidated financial statements.

INSPIREMD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. dollars in thousands)

	Nine months ended September 30
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,831)	$(14,511)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	205	171
Gain from sale of property, plant and equipment	-	(4)
Loss on amounts funded in respect of employee rights upon retirement	21	70
Changes in fair value of marketable securities, net of interest received	(757)	(321)
Change in liability for employees’ rights upon retirement	99	16
Other financial expenses (income)	(8)	72
Change in operating right of use asset and leasing liability	(39)	(39)
Share-based compensation expenses	7,792	2,841
Decrease in interest receivable on short term deposits	-	171
Changes in operating asset and liability items:
Decrease (increase) in prepaid expenses	(698)	179
Decrease (increase) in trade receivables	274	(11)
Increase in other receivables	(93)	(150)
Increase in inventory	(339)	(225)
Increase (decrease) in trade payables	366	(59)
Increase (decrease) in other payables	890	(399)
Net cash used in operating activities	(15,118)	(12,199)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in short-term bank deposits	-	(5,500)
Purchase of property, plant and equipment	(1,091)	(166)
Proceeds from sale of property, plant and equipment	-	9
Investments in marketable securities	(14,444)	(28,838)
Proceeds from matured marketable securities	20,000	-
Withdrawal from short-term bank deposits	-	18,500
Amounts funded in respect of employee rights upon retirement	(66)	(61)
Net cash provided by (used in) investing activities	4,399	(16,056)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants, net of $1,000 issuance costs	16,854	-
Proceeds from issuance of shares and warrants, net	35	37,534
Net cash provided by financing activities	16,889	37,534
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	8	(72)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,178	9,207
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	9,640	4,632
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$15,818	$13,839
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Acquisition of right-of-use assets by means of lease liabilities	-	419
Non-cash lease incentive	-	45
Decrease in right-of-use assets and lease liabilities due to shortening lease term	-	131

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

The Company has an accumulated deficit as of September 30, 2024, as well as a history of net losses and negative operating cash flows in recent years. The Company expects to continue incurring losses and negative cash flows from operations until its product, CGuard™ EPS, reaches commercial profitability. As a result of these expected losses and negative cash flows from operations, along with the Company’s current cash position, the Company does not have sufficient resources to fund operations for at least the next 12 months. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. These financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Management’s plans include the continued commercialization of the Company’s product and raising capital through the sale of additional equity securities, debt or capital inflows from strategic partnerships and exercise of warrants. There are no assurances however, that the Company will be successful in obtaining the level of financing needed for its operations. If the Company is unsuccessful in commercializing its products and raising capital, it may need to reduce activities, curtail or cease operations.

c.	Risks Related to the Company’s Operations in Israel

In October 2023, Israel was attacked by a terrorist organization and entered a state of war. In addition, since the commencement of these events, there have been continued hostilities along Israel’s northern border with Lebanon (with the Hezbollah terror organization), Israel’s southern border with the Gaza Strip (with the Hamas terrorist organization) and on other fronts from various extremist groups in region, such as the Houthis in Yemen and various rebel militia groups in Syria and Iraq. In addition, Iran recently launched direct attacks on Israel involving hundreds of drones and missiles and has threatened to continue to attack Israel and is widely believed to be developing nuclear weapons. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza, Hezbollah in Lebanon, the Houthi movement in Yemen and various rebel militia groups in Syria and Iraq. As of the date of these consolidated financial statements, the war in Israel is ongoing and continues to evolve. The Company operations, including its production facility, are located in Israel. Currently, such activities in Israel remain largely unaffected.

During the nine and three months ended September 30, 2024, the impact of this war on the Company’s results of operations and financial condition was immaterial, but such impact may increase, which could be material, as a result of the continuation, escalation or expansion of such war.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements for the year ended December 31, 2023. In the opinion of the company, all adjustments considered necessary for a fair statement of the results of the interim periods reported herein have been included (consisting only of normal recurring adjustments). These condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2023, as found in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 5, 2024. The results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of results that could be expected for the entire fiscal year.

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

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows:

	As of September 30, 2024
	Total	Level 1	Level 2	Level 3

Assets:
Cash equivalents-
Money market funds	$2,677	$2,677	$-	$-

Marketable securities-
U.S. government bonds	$24,584	$-	$24,584	$-

	As of December 31, 2023 ($ in thousands)
	Total	Level 1	Level 2	Level 3

Assets:
Cash equivalents-
Money market funds	$7,094	$7,094	$-	$-

Marketable securities-
U.S. government bonds	$29,383	$-	$29,383	$-

The Company’s debt securities are classified within Level 2 because it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value.

The cost of marketable securities as of September 30, 2024, is $23,919 thousand.

The cost of Marketable securities as of December 31, 2023 is $28,727 thousand.

NOTE 5 - MARKETABLE SECURITIES

The following table sets forth the Company’s marketable securities for the indicated period:

	September 30,	December 31,
	2024	2023
	($ in thousands)
U.S. government bonds	$24,584	$29,383

The following table summarizes the fair value of the Company’s marketable securities classified by maturity as of September 30, 2024, and December 31, 2023:

	September 30,	December 31,
	2024	2023
	($ in thousands)
Amounts maturing within one year	$24,584	$24,523
Amounts maturing after one year through two years	-	4,860
	$24,584	$29,383

The table below sets forth a summary of the changes in the fair value of the Company’s marketable securities for the nine months period ended September 30, 2024:

	Nine months ended September 30,	Nine months ended September 30,
	2024	2023
	($ in thousands)

Balance at beginning of the period	$29,383	-
Additions	14,444	28,838
Maturity	(20,000)
Interest received	(217)
Changes in fair value during the period	974	321
Balance at end of the period	24,584	29,159

The Company elected the fair value option to measure and recognize its investments in debt securities in accordance with ASC 825, Financial Instruments as the Company manages its portfolio and evaluates the performance on a fair value basis.

NOTE 6 - EQUITY:

1)	Exercise of Series H Warrant

The Series H Warrants have a term of the earlier of (i) five years from the date of issuance and (ii) (A) 20 trading days following the Company’s public release of primary and secondary end points related to one year follow up study results from the Company’s C-GUARDIANS pivotal trial.

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

2)	ATM Offering

The Company maintains an at-the-market (“ATM”) facility with Piper Sandler & Co. (“Piper”) pursuant to an Equity Distribution Agreement entered into in May 2024. In accordance with the agreement, the Company is entitled, at its sole discretion, to offer and sell through or to Piper Sandler, acting as a sales agent, shares of its common stock having an aggregate offering price of up to $17.0 million throughout the period during which the ATM facility remains in effect. The Company has agreed to pay Piper a commission of 3.0% of the gross proceeds from the sale of shares of common stock under the ATM facility. As of nine months ended September 30, 2024, 12,961 shares of common stock have been sold under the ATM program for total gross proceeds of approximately $35 thousand and total fees of approximately $1 thousand.

3)	During the nine months ended September 30, 2024, the Company issued a total of 1,728,382 shares of its common stock in connection with the exercise of Pre-Funded Warrants to purchase 1,728,390 shares of common stock of which 200,000 Pre-Funded were exercised to 199,992 shares of its common stock on a cashless basis. As of September 30, 2024, there are Pre-Funded Warrants to purchase an aggregate of 26,147,323 shares of common stock outstanding.

4)	As of September 30, 2024, there were 1,718 shares of Series C Preferred Stock outstanding, convertible into an aggregate of 7,952 shares of the company’s common stock with a total stated value of $10,997.

5)	As of September 30, 2024, the Company has outstanding warrants to purchase an aggregate of 40,268,464 shares of common stock as follows:

	Number of underlying Common stock	Exercise price	Expiration date
Series F Warrants	433,878	$7.4250	June 5, 2025-October 16, 2025
Series G Warrants	1,092,344	$10.230	February 8, 2026
Series I Warrants	12,914,078	$1.3827	*
Series J Warrants	12,914,086	$1.3827	*
Series K Warrants	12,914,078	$1.3827	*
Total Warrants	40,268,464

*	The Warrants have a term of the earlier of (i) May 15, 2028 and (ii) (A) in the case of the Series I Warrants, 20 trading days following the Company’s announcement of receipt of Premarket Approval from the Food and Drug Administration (“FDA”) for the CGuard Prime Carotid Stent System (135 cm), (B) in the case of the Series J Warrants, 20 trading days following the Company’s announcement of receipt of FDA approval for the SwitchGuard and CGuard Prime 80 and (C) in the case on the Series K Warrants, 20 trading days following the end of the fourth fiscal quarter after the fiscal quarter in which the first commercial sales of the CGuard Carotid Stent System in the United States begins.

During the nine months ended September 30, 2024, a total of 213,458 warrants expired.

6)	As of September 30, 2024, the Company had 155,000,000 authorized shares of capital stock, par value $0.0001 per share, of which 150,000,000 are shares of common stock and 5,000,000 are shares of “blank check” preferred stock.

7)	On September 30, 2024, the compensation committee of the Company’s board of directors of approved the InspireMD, Inc. 2024 Inducement Plan (the “2024 Inducement Plan”) to be used exclusively for grants of equity-based awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company.

8)	During the nine months ended September 30, 2024, the Company granted 1,944,603 restricted shares of the Company’s common stock to employees and directors. The shares to employees are subject to a three-year vesting period, with one-third of such awards vesting each year. The shares to directors are subject to a one-year vesting period.

The fair value of the above restricted shares was approximately $5.83 million.

9)	During the nine months ended September 30, 2024, the Company granted 563,499 restricted share units of the Company’s common stock to the chief executive officer (CEO). The shares are subject to a three-year vesting period, with one-third of such awards vesting each year.

The fair value of the above restricted share units was approximately $1.77 million.

10)	During the nine months ended September 30, 2024, the Company granted to employees and directors options to purchase a total of 761,114 shares of the Company’s common stock. The options have exercise prices ranging from $2.44-$3.14 per share, which was the fair market value of the Company’s common stock on the respective dates of the grant. The options to employees are subject to a three-year vesting period, with one-third of such awards vesting each year. The options to directors are subject to a one-year vesting period.

In calculating the fair value of the above options, the Company used the following assumptions: dividend yield of 0% and expected term of 5.5-6.5 years; expected volatility ranging from 93.18%-119.38%; and risk-free interest rate ranging from 3.93%-4.44%.

The fair value of the above options, using the Black-Scholes option-pricing model, was approximately $1.94 million.

11)	On April 1, 2024, the Company granted to consultants options to purchase a total of 125,000 shares of the Company’s common stock. The options have an exercise price of $2.37 per share, which was the fair market value of the Company’s common stock on the date of the grant. 25,000 options are subject to a two-year vesting period (of which 12,500 options are vesting in the first year and 12,500 options are vesting in the second year) and 100,000 options with performance conditions related to clinical activities.

In calculating the fair value of the above options, the Company used the following assumptions: dividend yield of 0%; expected volatility ranging from 96.01%-100.76%; and risk-free interest rate ranging from 4.33%-4.34%.

The fair value of the above options, using the Black-Scholes option-pricing model, was $233,169.

NOTE 7 – RELATED PARTIES TRANSACTIONS

During the nine and three months ended September 30, 2024, a member of the immediate family of the CEO provided certain administrative services in connection with the Company’s expansion to the U.S. in the amount of $55,000 and $25,000, respectively.

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

For the purpose of calculating basic net loss per share, the additional shares of common stock that are issuable upon exercise of the pre-funded warrants have been included since the shares are issuable for a negligible consideration, as determined by the Company according to ASC 260-10-45-13, and have no vesting or other contingencies associated with them. For the nine and three-month periods ended September 30, 2024, we had weighted average pre-funded warrants of 19,016,286 and 26,199,497, respectively, which were used in the computations of net loss per share for the nine and three-month periods.

The total number of shares of common stock related to outstanding options, warrants, unvested restricted stock, unvested restricted stock units and Series C Preferred Stock excluded from the calculations of diluted loss per share were 48,619,222 and 59,753,458 as of September 30, 2024 and 2023, respectively. This amount includes 3,979,486 and 3,073,821 of unvested restricted stock included in the number of issued and outstanding shares as of September 30, 2024 and 2023, respectively.

NOTE 9 - FINANCIAL INSTRUMENTS:

a.	Fair value of financial instruments

The carrying amounts of financial instruments approximate their fair value either because these amounts are presented at fair value or due to the relatively short-term maturities of such instruments.

b.	As of September 30, 2024, and December 31, 2023, allowance for expected credit loss was immaterial.

NOTE 10- INVENTORY:

	September 30,	December 31,
	2024	2023
	($ in thousands)
Finished goods	$68	$210
Work in process	557	562
Raw materials and supplies	1,820	1,334
	$2,445	$2,106

NOTE 11 - ACCOUNTS PAYABLE AND ACCRUALS - OTHER:

	September 30,	December 31,
	2024	2023
	($ in thousands)
Employees and employee institutions	2,312	2,188
Accrued vacation and recreation pay	401	287
Accrued expenses	1,437	1,115
Clinical trials accrual	1,078	744
Current Operating lease liabilities	546	557
Other	186	190
	5,960	5,081

NOTE 12 - DISAGGREGATED REVENUE AND ENTITY WIDE DISCLOSURES:

Revenues are attributed to geographic areas based on the location of the customers. The following is a summary of revenues:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	($ in thousands)

Germany	306	209	855	699
Italy	306	328	865	932
Russia	190	250	375	483
Poland	176	122	534	320
Other	832	647	2,431	2,010
	$1,810	$1,556	$5,060	$4,444

By principal customers:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Customer A	17%	13%	17%	16%
Customer B	11%	16%	7%	11%
Customer C	7%	13%	8%	10%
Customer D	10%	8%	9%	11%
Customer E	10%	8%	11%	7%

NOTE 13 – SUBSEQUENT EVENTS

1)	As of the approval date of these financial statements, the Company has issued an aggregate of 197,167 shares of restricted common stock pursuant to the 2024 Inducement Plan and 32,648 shares of restricted common stock under the 2021 plan.

2)	On October 9, 2024, the Company entered into a lease agreement in Miami, Florida (the “Lease”) for the establishment of its new global headquarters. The Lease has a term of 64 months from the Commencement Date (as defined in the Lease) subject to a five-year extension in accordance with the terms of the Lease.

Under the Lease, the Company will pay the Landlord a security deposit of $500 thousand. Provided the Company does not default, the security deposit will be refunded at specified intervals throughout the lease term. Additionally, the Company will pay a base rent of $23 thousand per month for the first year, with gradual annual increases each subsequent year. The Company is also responsible for covering standard lease expenses, including applicable taxes, operating expenses, and utilities.

3)	From October 1, 2024 through the date of the approval of these financial statements, 134,316 shares of common stock have been sold under the ATM program for total gross proceeds of approximately $341 thousands and total fees of approximately $10 thousands.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation, including revenue growth. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	our history of recurring losses and negative cash flows from operating activities, significant future commitments and the uncertainty regarding the adequacy of our liquidity to pursue our complete business objectives, and substantial doubt regarding our ability to continue as a going concern;

●	our need to raise additional capital to meet our business requirements in the future and such capital raising may be costly or difficult to obtain and could dilute out stockholders’ ownership interests;

●	market acceptance of our products;

●	an inability to secure and maintain regulatory approvals for the sale of our products;

●	negative clinical trial results or lengthy product delays in key markets;

●	our ability to maintain compliance with the Nasdaq listing standards;

●	our ability to generate revenues from our products and obtain and maintain regulatory approvals for our products;

●	our ability to adequately protect our intellectual property;

●	our dependence on a single manufacturing facility and our ability to comply with stringent manufacturing quality standards and to increase production as necessary;

●	the risk that the data collected from our current and planned clinical trials may not be sufficient to demonstrate that our technology is an attractive alternative to other procedures and products;

●	intense competition in our industry, with competitors having substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution and personnel resources than we do;

●	entry of new competitors and products and potential technological obsolescence of our products;

●	inability to carry out research, development and commercialization plans;

●	loss of a key customer or supplier;

●	technical problems with our research and products and potential product liability claims;

●	product malfunctions;

●	price increases for supplies and components;

●	insufficient or inadequate reimbursement by governmental and other third-party payers for our products;

●	our efforts to successfully obtain and maintain intellectual property protection covering our products, which may not be successful;

●	adverse federal, state and local government regulation, in the United States, Europe or Israel and other foreign jurisdictions;

●	the fact that we conduct business in multiple foreign jurisdictions, exposing us to foreign currency exchange rate fluctuations, logistical and communications challenges, burdens and costs of compliance with foreign laws and political and economic instability in each jurisdiction;

●	security, political and economic instability in the Middle East that could harm our business; and

●	current or future unfavorable economic and market conditions and adverse developments with respect to financial institutions and associated liquidity risk

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

Security Situation in Israel

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. In addition, since the commencement of these events, there have been continued hostilities along Israel’s northern border with Lebanon (with the Hezbollah terror organization) and on other fronts from various extremist groups in region, such as the Houthis in Yemen and various rebel militia groups in Syria and Iraq. It is possible that hostilities with Hezbollah in Lebanon will escalate, and that other terrorist organizations, including Palestinian military organizations in the West Bank as well as other hostile countries will join the hostilities. In addition, Iran recently launched direct attacks on Israel involving hundreds of drones and missiles and has threatened to continue to attack Israel and is widely believed to be developing nuclear weapons. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza, Hezbollah in Lebanon, the Houthi movement in Yemen and various rebel militia groups in Syria and Iraq. Such clashes may escalate in the future into a greater regional conflict. We cannot currently predict the intensity or duration of Israel’s war against Hamas, nor can we predict how this war will ultimately affect our business and operations or Israel’s economy in general.

Submission of Premarket Approval Application

In September 2024, the Company submitted a PMA application to the FDA seeking marketing approval for the CGuard Prime carotid stent system in the U.S.

Approval of Investigational Device Exemption

In October 2024, the FDA approved the Company’s IDE to initiate the CGUARDIANS II pivotal study of its CGuard Prime 80cm Carotid Stent System during transcarotid revascularization (TCAR) procedures.

Establishment of U.S. Headquarters

In October 2024, we established our global headquarters in Miami, Florida to support the anticipated U.S, launch and commercialization of the CGuard Prime carotid stent system.

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

Results of Operations

Three months ended September 30, 2024, compared to the three months ended September 30, 2023

Revenues. For the three months ended September 30, 2024, revenue increased by $254,000, or 16.3%, to $1,810,000, from $1,556,000 during the three months ended September 30, 2023. This increase was predominantly driven by growth in existing and new markets.

With respect to geographical regions, the increase in revenue was primarily attributable to a $142,000 increase in Europe, a $109,000 increase in Asia and a $13,000 increase in the Middle East, all for reasons mentioned in the paragraph above. This increase was offset by a $7,000 decrease in Latin America.

Gross Profit. For the three months ended September 30, 2024, gross profit (revenue less cost of revenues) decreased by $24,000, or 5.6%, to $414,000, from $438,000 during the three months ended September 30, 2023. This decrease in gross profit resulted from a $24,000 increase in miscellaneous expense. Gross margin (gross profits as a percentage of revenue) decreased to 22.9% during the three months ended September 30, 2024, from 28.1% during the three months ended September 30, 2023, driven by the factors mentioned above.

Research and Development Expenses. For the three months ended September 30, 2024, research and development expenses increased by $1,805,000, or 85.5%, to $3,915,000, from $2,110,000 during the three months ended September 30, 2023. This increase resulted primarily due to an increase of $1,016,000 of SwitchGuard NPS development and regulatory approval process including expenses related to the IDE application for the CGUARDIANS II pivotal study of the CGuard Prime 80cm Carotid Stent System, an increase in compensation expenses of $670,000, mainly due to an increase of share-based compensation-related expenses and due to the hiring of the Executive Vice President and General Manager of North America in connection with our expansion plans in the United States, an increase of $140,000 related to an early feasibility study of CGuard Prime for the treatment of acute stroke patients with tandem lesions and an increase of $224,000 in miscellaneous expenses. These increases were offset by a decrease of $245,000 in expenses associated with the C-Guardians FDA Study as the one-year follow-up finalized in the second quarter of 2024 and the submission this quarter of the PMA application to the FDA.

Selling and Marketing Expenses. For the three months ended September 30, 2024, selling and marketing expenses increased by $596,000, or 68.0%, to $1,472,000, from $876,000 during the three months ended September 30, 2023. This increase resulted primarily from an increase in compensation expenses of $524,000 as the Company build its U.S. commercial infrastructure to enter the U.S. market and an increase of $72,000 in miscellaneous expenses.

General and Administrative Expenses. For the three months ended September 30, 2024, general and administrative expenses increased by $398,000, or 12.9%, to $3,489,000, from $3,091,000 during the three months ended September 30, 2023. This increase resulted primarily from an increase in compensation expenses of $354,000, mainly due to an increase of share-based compensation-related expenses and an increase of $44,000 in miscellaneous expenses.

Financial Income. For the three months ended September 30, 2024, financial income increased by $111,000 or 24.1%, to $572,000, from $461,000 during the three months ended September 30, 2023. The increase in financial income primarily resulted from a $91,000 increase in interest income from investment in marketable securities, money market funds and short-term bank deposits.

Tax Expenses. For the three months ended September 30, 2024, there was no material change in our tax expenses as compared to the three months ended September 30, 2023.

Net Loss. Our net loss increased by $2,712,000, or 52.4%, to $7,890,000, for the three months ended September 30, 2024, from $5,178,000 during the three months ended September 30, 2023. The increase in net loss resulted primarily from an increase of $2,799,000 in operating expenses.

Nine months ended September 30, 2024, compared to the Nine months ended September 30, 2023

Revenues. For the nine months ended September 30, 2024, revenue increased by $616,000, or 13.9%, to $5,060,000 from $4,444,000 during the nine months ended September 30, 2023. This increase was mainly due to growth in existing and new markets, partially offset by a reduction in clinical trial revenue driven by the conclusion of C-GUARDIANS enrollment in June 2023.

With respect to geographical regions, the increase in revenue was primarily attributable to a $614,000 increase in Europe, a $79,000 increase in Asia, a $22,000 increase in Latin America and $6,000 in other territories for reasons mentioned above. This increase was offset by a $104,000 decrease in the United States as we completed in June 2023 the enrollment of all patients in our C-Guardians IDE clinical trial.

Gross Profit. For the nine months ended September 30, 2024, gross profit (revenue less cost of revenues) decreased by 20.4%, or $265,000, to $1,037,000, compared to a $1,302,000 for the same period in 2023. This decrease in gross profit resulted from a $744,000 increase in material and labor costs. This increase in cost was mainly due to higher sales volume, increased compensation expense for new and current employees, additional space to build capacity for anticipated increased volume requirements and additional training expenses. In addition, the increase resulted from $78,000 related to production facility downtime for maintenance, write-offs of $58,000 and $3,000 in miscellaneous expense. This decrease was offset by an increase of the revenues of $616,000 as described above.

Gross margin (gross profits as a percentage of revenue) decreased to 20.5% during the nine months ended September 30, 2024, from 29.3% during the nine months ended September 30, 2023, driven by the factors mentioned above.

Research and Development Expenses. Research and Development Expenses. For the nine months ended September 30, 2024, research and development expenses increased by 67.2%, or $3,995,000 to $9,941,000, from $5,946,000 during the nine months ended September 30, 2023. This increase resulted primarily from an increase in compensation expenses of $2,032,000, mainly due to an increase of share-based compensation-related expenses and due to the hiring of the Executive Vice President and General Manager of North America in connection with our expansion plans in the United States, an increase of $1,518,000 of SwitchGuard NPS development and regulatory approval process including expenses related to the IDE application for the CGUARDIANS II pivotal study of the CGuard Prime 80cm Carotid Stent System, an increase of $376,000 related to an early feasibility study of CGuard Prime for the treatment of acute stroke patients with tandem lesions, an increase of $161,000 related to the establishment of operations in the United States and an increase of $394,000 in miscellaneous expenses. These increases were offset by a decrease of $486,000 in expenses associated with the C-Guardians FDA Study as the one-year follow-up finalized in the second quarter of 2024 and the submission this quarter of the PMA application to the U.S. FDA.

Selling and Marketing Expenses. For the nine months ended September 30, 2024, selling and marketing expenses increased by 62.5%, or $1,598,000, to $4,154,000, from $2,556,000 during the nine months ended September 30, 2023. This increase resulted primarily from an increase in compensation expenses of $1,374,000 and an increase of $224,000 in miscellaneous expenses.

General and Administrative Expenses. For the nine months ended September 30, 2024, general and administrative expenses increased by 36.2%, or $2,944,000, to $11,079,000, from $8,135,000 during the nine months ended September 30, 2023. This increase resulted primarily from an increase in share-based compensation expenses of $2,868,000 and an increase of $76,000 in miscellaneous expenses.

Financial Income. For the nine months ended September 30, 2024, financial income increased by $481,000, to $1,305,000 of financial income, from $824,000 of financial income during the nine months ended September 30, 2023. The increase in financial income primarily resulted from a $478,000 increase in interest income from investment in marketable securities, money market funds and short-term bank deposits.

Tax Expenses. For the nine months ended September 30, 2024, there was no material change in our tax expenses as compared to the nine months ended September 30, 2023.

Net Loss. Our net loss increased by $8,320,000, or 57.3%, to $22,831,000, for the nine months ended September 30, 2024, from $14,511,000 during the nine months ended September 30, 2023. The increase in net loss resulted primarily from an increase of $8,536,000 in operating expenses and decrease of $265,000 in gross profit, offset by an increase of $481,000 in financial income.

Liquidity and Capital Resources

We had an accumulated deficit as of September 30, 2024, of $244 million, as well as a net loss of $22,831,000 and negative operating cash flows. We expect to continue incurring losses and negative cash flows from operations until our product, CGuard EPS, reaches commercial profitability. As a result of these expected losses and negative cash flows from operations, along with our current cash position, we believe we do not have sufficient resources to fund operations for at least the next 12 months. Therefore, there is substantial doubt about our ability to continue as a going concern.

Our plans include continued commercialization of our products and raising capital through sale of additional equity securities, debt or capital inflows from strategic partnerships and exercise of warrants. There are no assurances, however, that we will be successful in obtaining the level of financing needed for our operations. If we are unsuccessful in commercializing our products or raising capital, we may need to reduce activities, curtail or cease operations.

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

In May 2024, we entered into an Equity Distribution Agreement with Piper Sandler & Co., as sales agent (“Piper Sandler) to which we may offer and sell, from time to time, at our option, through or to Piper Sandler up to $17,000,000 shares of our common stock (the “ATM Program”). As of the issuance date of this report, we have sold 134,316 shares of our common stock for total gross proceeds of approximately $341 thousands under the ATM program.

During June 2024, Series H warrants to purchase 12,914,086 shares of common stock were exercised in full into 292,996 of shares of common stock and pre-funded warrants to purchase 12,621,090 shares of common stock. The net proceeds to the Company from the exercise of the Series H Warrants were $16.9 million after deducting placement agent fees.

Nine months ended September 30, 2024 compared to the Nine months ended September 30, 2023

General. At September 30, 2024, we had cash and cash equivalents of $15,818,000 and marketable securities of $24,584,000, as compared to cash and cash equivalents of $9,640,000 and marketable securities of $29,383,000 as of December 31, 2023. We have historically met our cash needs through a combination of issuing new shares, borrowing activities and product sales. Our cash requirements are generally for research and development, marketing and sales activities, finance and administrative costs, capital expenditures and general working capital.

For the nine months ended September 30, 2024, net cash used in our operating activities increased by $2,919,000, or 23.9%, to $15,118,000, from $12,199,000 during the same period in 2023. The primary reason for the increase in cash used in our operating activities was an increase of $2,276,000 in payments for third party related expenses and for professional services, an increase of $1,506,000 in compensation costs paid during the nine months ended September 30, 2024, from $7,332,000 in the nine months ended September 30, 2023 to $8,838,000, a decrease of $99,000 in interest income received from money market funds, marketable securities and bank deposits, offset in part by an increase of $933,000 in payments received from customers.

Cash provided in our investing activities was $4,399,000 during the nine months ended September 30, 2024, compared to cash used of $16,056,000 during the nine months ended September 30, 2023. The primary reason for the increase in cash provided by our investing activities is proceeds from matured marketable securities of $5,556,000, net of investment in marketable securities in the nine months ended September 30, 2024, compared to an investment in marketable securities of $28,838,000, offset by a withdrawal from short-term bank deposits, net of investment in short-term deposits, of $18,500,000 in the nine months ended September 30, 2023 and by an increase of $925,000 in payments made for purchase of property, plant and equipment during the nine months ended September 30, 2024.

Cash provided by financing activities for the nine months September 30, 2024, was $16,889,000. The source of the cash provided by financing activities during the nine months ended September 30, 2024, were the proceeds from exercise of Series H warrants. Cash provided by financing activities for the nine months September 30, 2023, was $37,534,000. The source of the cash provided by financing activities during the nine months ended September 30, 2023, were the proceeds from the Private Placement Offering in May 2023 that resulted in approximately $37,534,000 of aggregate net proceeds.

As of September 30, 2024, our current assets exceeded our current liabilities by a multiple of 6.4. Current assets increased by $2,235,000 during the period and current liabilities increased by $1,245,000 during the period. As a result, our working capital increased by $990,000 to $39,129,000 as of September 30, 2024.

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

Contractual Obligations and Commitments

During the nine months ended September 30, 2024, there were no material changes to our contractual obligations and commitments since the year ended December 31, 2023.

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

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of September 30, 2024, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has concluded that there is substantial doubt about our ability to continue as a going concern, and our condensed financial statements for the quarter ended September 30, 2024 includes an explanatory paragraph as to our ability to continue as a going concern, which could prevent us from obtaining new financing on reasonable terms or at all.

Because we have had recurring losses and negative cash flows from operating activities, substantial doubt exists regarding our ability to remain as a going concern at the same level at which we are currently performing. Accordingly, our condensed financial statements for the quarter ended September 30, 2024 includes an explanatory paragraph as to our potential inability to continue as a going concern. The doubts regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all.

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

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. In addition, since the commencement of these events, there have been continued hostilities along Israel’s northern border with Lebanon (with the Hezbollah terror organization) and on other fronts from various extremist groups in region, such as the Houthis in Yemen and various rebel militia groups in Syria and Iraq. In addition, Iran recently launched direct attacks on Israel involving hundreds of drones and missiles and has threatened to continue to attack Israel and is widely believed to be developing nuclear weapons. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza, Hezbollah in Lebanon, the Houthi movement in Yemen and various rebel militia groups in Syria and Iraq. These situations may potentially escalate in the future to more violent events which may affect Israel and us. Additionally, Yemeni rebel group, the Houthis, launched series of attacks on global shipping routes in the Red Sea, causing disruptions of supply chain. Such clashes may escalate in the future into a greater regional conflict.

In connection with the Israeli security cabinet’s declaration of war against Hamas and possible hostilities with other organizations, several hundred thousand Israeli military reservists were drafted to perform immediate military service, including five of our full time employees in Israel. Although many of such military reservists have since been released, including the majority of our employees, they may be called up for additional reserve duty, depending on developments in the war in Gaza and along Israel’s other borders. Military service call ups that result in absences of personnel from us for an extended period of time may materially and adversely affect our business, prospects, financial condition and results of operations. As of the date hereof, we currently have 62 full-time employees located in Israel and 18 employees located outside of Israel.

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

The intensity and duration of the current security situation in Israel is difficult to predict at this stage, as are such war’s economic implications on the Company’s business and operations and on Israel’s economy in general, and we continue to monitor the situation closely and examine the potential disruptions that could adversely affect our operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

INSPIREMD, INC.

Date: November 12, 2024	By:	/s/ Marvin Slosman
	Name:	Marvin Slosman,
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Craig Shore
	Name:	Craig Shore
	Title:	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

