Form 10-K
period 2024-12-31
InspireMD, Inc.
filed 2025-03-12
CIK 1433607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2024, based on the price at which the common equity was last sold on such date, was $52,421,148. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 12, 2025
Common Stock, $0.0001 par value	29,689,857

Documents incorporated by reference:

Portions of the Registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders, which the Registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation, including, expected revenue growth, anticipated FDA approval and potential U.S. commercial launch. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will probably not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	our history of recurring losses and negative cash flows from operating activities, significant future commitments and the uncertainty regarding the adequacy of our liquidity to pursue our complete business objectives, and substantial doubt regarding our ability to continue as a going concern;

●	our need to raise additional capital to meet our business requirements in the future and such capital raising may be costly or difficult to obtain and could dilute out stockholders’ ownership interests;

●	market acceptance of our products;

●	an inability to secure and maintain regulatory approvals for the sale of our products;

●	negative clinical trial results or lengthy product delays in key markets;

●	our ability to maintain compliance with the Nasdaq listing standards;

●	our ability to generate significant revenues from our products;

●	our dependence on a single manufacturing facility and our ability to comply with stringent manufacturing quality standards and to increase production as necessary;

●	the risk that the data collected from our current and planned clinical trials may not be sufficient to demonstrate that our technology is an attractive alternative to other procedures and products;

●	intense competition in our industry, with competitors having substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution and personnel resources than we do;

●	entry of new competitors and products and potential technological obsolescence of our products;

●	inability to carry out research, development and commercialization plans;

●	loss of a key customer or supplier;

●	technical problems with our research and products and potential product liability claims;

●	product malfunctions;

●	price increases for supplies and components;

●	insufficient or inadequate reimbursement by governmental and other third-party payers for our products;

●	our efforts to successfully obtain and maintain intellectual property protection covering our products, which may not be successful;

●	adverse federal, state and local government regulation, in the United States, Europe or Israel and other foreign jurisdictions;

●	the fact that we conduct business in multiple foreign jurisdictions, exposing us to foreign currency exchange rate fluctuations, logistical and communications challenges, burdens and costs of compliance with foreign laws and political and economic instability in each jurisdiction;

●	security, political and economic instability in the Middle East that could harm our business, including due to the current security situation in Israel; and

●	current or future unfavorable economic and market conditions and adverse developments with respect to financial institutions and associated liquidity risk

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

Item 1. Business.

Overview

We are a medical device company focusing on the development and commercialization of products for the treatment of carotid artery disease and other vascular disease, including our proprietary CGuard™ stent platform. A stent is an expandable scaffold-like device, usually constructed of a metallic material, that is inserted into the lumen of an artery to create patency and improved blood flow. A sleeve of MicroNet™ mesh is attached over a stent to provide embolic protection both during and after stenting procedures.

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

In November 2023, we announced positive 30-day follow up results from the C-GUARDIANS trial in which stenting with the CGuard Carotid Stent System in patients with carotid artery stenosis and at high risk for carotid endarterectomy had a DSMI rate of 0.95%, measured from the date of the procedure through 30 days follow-up post-procedure. In May 2024, we announced positive one-year follow up results from the C-GUARDIANS trial, with a rate of 30-day DSMI and ipsilateral stroke between 31 and 365 days of 1.95%.

These data were used to support the premarket approval (“PMA”) submission in September 2024 with a view to potential FDA approval of the CGuard Prime carotid stent system in the first half of 2025.

In October 2024, the FDA approved the Company’s IDE to initiate the CGUARDIANS II pivotal study of its CGuard Prime 80cm Carotid Stent System during transcarotid revascularization (TCAR) procedures.

In October 2023, the Centers for Medicare and Medicaid Service (“CMS”) issued its final National Coverage Determination (“NCD”), expanding coverage for both CAS and TCAR to include both asymptomatic and standard risk patients, significantly expanding and supporting the future growth of the U.S. CAS addressable market.

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

We were organized in the State of Delaware on February 29, 2008. In October 2024, we established our global headquarters in Miami, Florida to support the anticipated U.S. launch and commercialization of the CGuard Prime carotid stent system.

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

The Warrants may be exercised on a cashless basis if there is no effective registration statement registering the shares underlying the Warrants. On May 23, 2023, we filed registration statement on Form S-3 (File No. 333-272149) registering the shares underlying the Warrants, which was declared effective by the Securities and Exchange Commission on June 2, 2023. Under the terms of the Pre-Funded Warrants and Warrants, certain of the selling stockholders may not exercise the Pre-Funded Warrants or Warrants to the extent such exercise would cause such selling stockholder, together with its affiliates and attribution parties, to beneficially own a number of shares of common stock which would exceed 4.99% or 9.99% of our then outstanding common stock following such exercise, excluding for purposes of such determination common stock issuable upon exercise of the Pre-Funded Warrants or Warrants which have not been exercised. The Warrants may be exercised into pre-funded warrants if the selling stockholder is unable to exercise the Warrant due to the foregoing beneficial ownership limitation or at the selling shareholder’s election.

Following the announcement of the one year follow up study results from the Company’s C-GUARDIANS trial, Series H Warrants to purchase 12,914,086 shares of common stock were exercised in full into 292,996 of shares of common stock and pre-funded warrants to purchase 12,621,090 shares of common stock. The net proceeds to the Company from the exercise of the Series H Warrants were $16.9 million, after deducting placement agent fees. The Series H warrants, each exercisable at $1.3827 per common share and $1.3826 per pre-funded warrant, were issued as part of the private placement financing that the Company consummated on May 15, 2023.

Our Industry

Carotid

Carotid arteries are located on each side of the neck and provide the primary blood supply to the brain. Carotid artery disease, also called carotid artery stenosis, is a type of atherosclerosis (hardening of the arteries) that is one of the major risk factors for ischemic stroke. In carotid artery disease, plaque accumulates in the artery walls, narrowing the artery and disrupting the blood supply to the brain. This disruption in blood supply, together with plaque debris breaking off the artery walls and traveling to the brain, are significant causes of stroke. According to the World Health Organization (https://www.who.int/cardiovascular_diseases/resources/atlas/en/) every year, 15 million people worldwide suffer a stroke, and nearly six million die and another five million are left permanently disabled. According to the same source, stroke is the second leading cause of disability, after dementia.

In 2022, three million people between the age of 50 and 89 years old were estimated to be diagnosed with high grade carotid artery disease, of which, approximately 394,000 of those required intervention (according to the Health Research International Personal Medical Systems, Inc. September 13, 2021 Results of Update Report on Global Carotid Stenting Procedures and Markets by Major Geography and Addressable Markets). There are three current interventional treatments used for carotid artery disease. The first is a carotid endarterectomy, where a surgeon accesses the blocked carotid artery though an incision in the neck, and then surgically removes the plaque. The second is transcarotid artery revascularization (TCAR) where a surgeon accesses the blocked carotid artery though an incision in the neck, and then places a stent to open the artery and prevent embolization while combining high-rate blood flow reversal to protect the brain. The third is carotid artery stenting (CAS), which is a minimally invasive endovascular treatment for using stents and carotid embolic protection systems to protect against plaque and debris traveling downstream, blocking off the vessel and disrupting blood flow. We believe that the availability of less invasive treatment options like TCAR and CAS should increase the number of patients being treated since they avoid the need for complex surgery.

Our Products

MicroNet Mesh Platform Technology

MicroNet is our proprietary knitted mesh which wraps around a stent to protect patients from plaque prolapse and embolization upon deployment. MicroNet is made of a single fiber from a biocompatible polymer widely used in medical implants. The size, or aperture, of the current MicroNet ‘pore’ is only 150-180 microns, designed to maximize protection against the potentially dangerous plaque and thrombus. The MicroNet mesh is the core technology around which we have developed products for specific applications.

CGuard – Carotid Artery Applications

Our CGuard EPS combines our MicroNet mesh and a self-expandable nitinol stent (a stent that expands without balloon dilation pressure or need of an inflation balloon) in a single device for use in carotid artery applications. MicroNet is placed over and attached to the outside of an open cell nitinol stent, forming a highly flexible implant that conforms to the carotid anatomy designed to trap debris and emboli that can dislodge from the diseased carotid artery and potentially travel to the brain and cause a stroke. This danger is one of the greatest limitations of carotid artery stenting with conventional carotid stents.

We believe that our CGuard EPS design provides advantages over existing therapies in treating carotid artery stenosis, such as conventional carotid stenting and surgical endarterectomy, given the superior embolic protection characteristics provided by the MicroNet. We believe the MicroNet will provide acute embolic protection at the time of the procedure, but more importantly, will provide post-procedure protection against embolic dislodgement. It is in this post-procedure time frame that embolization is the source of post-procedural strokes in the brain. Schofer, et al. (“Late cerebral embolization after emboli-protected carotid artery stenting assessed by sequential diffusion-weighted magnetic resonance imaging,” Journal of American College of Cardiology Cardiovascular Interventions, Volume 1, 2008) have shown that the majority of the incidents of embolic showers associated with carotid stenting occur post-procedure.

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

The primary endpoint is a composite of: (1) incidence of major adverse events including Death (all-cause mortality), any Stroke, and Myocardial Infarction (DSMI) through 30-days post index procedure, or (2) ipsilateral stroke from day 31 to day 365 post-procedure. All events are adjudicated by an independent clinical events committee. The composite endpoint will be compared to a performance goal based on the observed rate of the two components of the primary endpoint from previous pivotal stent trials which are considered industry standard. The performance goal will be considered met if the upper bound of the two-sided 95% confidence interval calculated from the observed primary endpoint rate is < 11.6% and the p-value is less than 0.025.

In November 2023, we announced positive 30-day follow up results from the C-GUARDIANS trial in which stenting with the CGuard Carotid Stent System in patients with carotid artery stenosis and at high risk for carotid endarterectomy had a DSMI rate of 0.95%, measured from the date of the procedure through 30 days follow-up post-procedure. In May 2024, we announced positive one-year follow up results from the C-GUARDIANS trial, with a rate of 30-day DSMI and Ipsilateral stroke between 31 and 365 days of 1.95%. These data were used to support the premarket approval, or PMA, submission in September 2024 with a view to potential FDA approval of the CGuard Prime carotid stent system in the first half of 2025.

CGuard Prime Stent System

The CGuard Prime stent system is a mesh-covered self-expanding carotid stent that is loaded into a rapid exchange (Rx) delivery system that is subject to regulatory approval.

The CGuard Prime Carotid Stent is a self-expanding nitinol stent covered with a MicroNet bio-stable sleeve woven from a single strand of 23 μm Polyethylene Terephthalate (PET). The MicroNet sleeve is designed to trap and seal thrombus and plaque against the vessel wall, providing continuous embolic prevention. The CGuard Prime Carotid Stent is available in diameters ranging from 6mm to 10mm and in lengths of 20, 30, 40 and 60mm. The CGuard Prime delivery system is a rapid exchange (Rx), delivery system with a 6Fr profile that can accommodate all stent sizes from 6mm to 10mm. In the U.S., we are currently seeking approval only for stent sizes in 8, 9 and 10 mm in diameter with lengths of 30 and 40 mm.

CGuard Prime 135 cm advances the first generation CGuard transfemoral delivery system with a new handle design for ease of deployment and a new catheter design for more flexible navigation of tortuous anatomy. The CGuard Prime product was used in 32 patients out of 315 patients in the CGuardians study, since April 2023. In October 2024, the FDA approved the Company’s IDE to initiate the CGUARDIANS II study of its CGuard Prime 80cm Carotid Stent System for use in the indication of transcarotid revascularization (TCAR) procedures.

The CGuard Prime Technical Documentation is currently under Notified Body review for EU MDR certification.

SwitchGuard NPS

SwitchGuard NPS is a Class IIa neuroprotection system (NPS) that we have developed and that is subject to regulatory approval, composed of medical grade tubing with male Luer lock connectors at each end and an in-line 200-micron blood filter. When connected to the included arterial and venous sheaths, the system is intended as an external arterial-venous (A-V) shunt, allowing arterial blood to flow into the venous system, while filtering particulate before returning blood to the patient on the venous side.

SwitchGuard is being developed to answer a need of flow reversal for cerebral protection in carotid interventions since symptomatic distal embolization, caused by the release of material (thrombotic, necrotic, or atherosclerotic) from the site of the lesion during the intervention, is the most frequent and important complication of CAS. Reversing blood flow has been shown to reduce stroke risk during carotid artery procedures.

We submitted an IDE to the FDA for the C-GUARDIANS III clinical trial in December 2024, which, if approved, would allow us to initiate a clinical trial to support the clearance of the SwitchGuard NPS coupled with CGuard Prime.

Acute Stroke with Tandem Lesions

It is estimated that 20-30% of acute ischemic strokes are caused by large vessel occlusion involve tandem lesions- high grade stenosis/occlusion of the internal carotid artery plus thrombotic occlusion of an intracranial vessel. Currently there is no indicated use of CAS for these lesions during stroke treatment when the placement of an embolic protection device is not possible. We believe CGuard Prime is optimally suited for intervention in this acute setting by its design (flexible / low metal structure) as well as MicroNet mesh offering embolic protection both during and post procedure. Our goal is to develop CGuard Prime to mitigate strokes in this acute setting.

In November 2023, we announced a strategic agreement with Jacobs Institute to execute an early feasibility study of CGuard Prime for the treatment of acute stroke patients with tandem lesions. The study is expected to enroll 15 acute stroke patients across three U.S. sites to explore the safety and feasibility of using CGuard Prime in this setting.

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

PARADIGM-500 (prospective evaluation of all-comer percutaneous carotid revascularization in symptomatic and increased-risk asymptomatic carotid artery stenosis, using CGuard™ mesh-covered embolic prevention stent system-500) is an investigator-initiated, single center study designed to evaluate the outcomes of routine CGuard EPS in consecutive all-comer patients accepted by a multidisciplinary committee for carotid revascularisation. The PARADIGM-500 study is an extension of the of PARADIGM-101 study, which was initiated in 2015.

An update of the PARADIGM-500 study was presented at the Veith 2024 conference in New York, held from November 19-23, 2024. Key findings were:

●	30-day death or stroke rate of 0.75%
●	30-day death, stroke and myocardial infarction (DSMI) rate of 0.94%
●	12-month freedom from ipsilateral stroke, in stent restenosis (ISR) and target lesion revascularization (TLR) combined rate of 99.6%
●	At 12-month, the ISR rate (by Core Lab) is lower than those reported in the literature of first-generation stents (Naylor R, et al. European Society for Vascular Surgery (ESVS) 2023 Clinical Practice Guidelines on the Management of Atherosclerotic Carotid and Vertebral Artery Disease. Eur J Vasc Endovasc Surg. 2023).
●	No cases of stent thrombosis (0%) with CGuard EPS through 12 months of follow up

The Paradigm-500 study confirms that carotid artery stenting (CAS) with the CGuard EPS stent delivers reliable and low rates of 30-day composite DSMI, 12-month ipsilateral stroke, ISR and no instances of stent thrombosis in a wide range of patient at standard and high risk for CEA.

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

On May 28, 2024, we announced positive one-year follow up results from the C-GUARDIANS trial of the CGuard™ Carotid Stent Systemin which stenting with the CGuard Carotid Stent System in patients with carotid artery stenosis and at high risk for carotid endarterectomy had a 30-day DSMI and Ipsilateral stroke between 31 and 365 days rate of 1.95%, measured from procedure to 1-year follow-up in the ITT analysis, using Kaplan-Meier method. The primary endpoint rate was 1.71% in the per-protocol population.

On September 16, 2024, we submitted the clinical module of the PMA, which is currently under interactive review with the FDA.

Early Feasibility Study of CGuard EPS for Acute Stroke Patients with Tandem Lesions

In November 2023, we announced the entry into a strategic agreement with the Jacobs Institute at the State University of New York at Buffalo to execute an early feasibility study of CGuard Carotid Stent System for the treatment of acute stroke patients with tandem lesions. The study, a prospective, single center, single-arm, open label, non-blinded study is expected to enroll 15 acute stroke patients across three U.S. sites to assess the safety and feasibility of using CGuard Carotid Stent System to treat acute ischemic stroke patients with tandem lesions. of Dr. Adnan Siddiqui, Vice-Chairman and Professor of Neurosurgery at the State University of New York at Buffalo, CEO of the Jacobs Institute, is the Principal Investigator for the study. We began enrollment in the first quarter of 2025.

CGUARDIANS II for TCAR procedures

On October 3, 2024, FDA approved our IDE for CGUARDIANS II, a multicenter, single-arm, pivotal study to evaluate the safety and efficacy of the CGuard Prime 80cm carotid stent system used in conjunction with the ENROUTE NPS during Transcarotid Artery Revascularization (TCAR) procedure. Patrick Geraghty, M.D., professor of surgery and radiology, section of vascular surgery at Washington University School of Medicine in St. Louis, MO, and Patrick Muck, M.D., program director and chief of vascular surgery at Good Samaritan Hospital in Cincinnati, OH, are lead principal investigators for the trial. The study enrolled its first patient on December 16, 2024 and aims to enroll a minimum of 50 evaluable patients.

CGUARDIANS III for TCAR procedures using SwitchGuard NPS

The SwitchGuard™ NPS is designed to allow the treating physician to reverse cerebral blood flow during a TCAR procedure. SwitchGuard™ is intended to prevent embolic debris generated during the procedure from traveling to the brain, passing the blood through the filter before returning it to the patient to minimize blood loss.

On December 30, 2024, we submitted an IDE to the FDA for CGUARDIANS III, a multicenter, single-arm, pivotal study to evaluate the safety and efficacy of the SwitchGuard NPS used in conjunction with the CGuard Prime 80cm Carotid Stent System for providing cerebral embolic protection during carotid artery stenting via the Transcarotid Artery Revascularization (TCAR) approach. The IDE submission is currently under review at the FDA.

Growth Strategy

Our primary business objective is to utilize our proprietary MicroNet technology and products to become the industry standard for the treatment of carotid disease and prevention of stroke and to provide a superior solution to the common acute problems caused by current stenting procedures, such as restenosis, embolization and thrombosis. We are pursuing the following business strategies to achieve these objectives.

●	Grow our presence in existing and new markets for CGuard EPS. We are focused on growing our presence in the U.S. market through a direct sales organization, pending FDA approval of CGuard Prime and to this end have been building the infrastructure for U.S. commercial operations. In addition, we have launched CGuard EPS in most European and Latin American countries through a comprehensive distributor sales organizations network. We are continuing to focus on larger growing markets through this network by supporting our distributors with robust marketing and clinical education programs. We are pursuing additional product registrations and distribution contracts with local distributors in other countries in Europe, Asia and Latin America. In February 2021, we executed a distribution agreement with Chinese partners for the purpose of expanding our presence in China. Currently, we are seeking strategic partners for a potential launch of CGuard EPS in Asian countries.

●	Widen the adoption of CGuard. We are seeking to expand the population of CGuard patients in those countries in which CGuard is commercially available. In particular, our focus is on establishing CGuard as a viable alternative (in appropriate cases) to carotid endarterectomy and the use of conventional carotid stents within the applicable medical communities. We intend to accomplish this goal by continuing to publish and present our clinical data, supporting investigator-initiated clinical registries and exploring the addition of additional devices to our portfolio, including the SwithchGuard NPS for use in TCAR cases. We have partnered and will continue to seek out partnerships with organizations focused on the treatment of stroke. We will also continue to engage advisory boards and to develop a network of key opinion leaders to assist us in our efforts to widen the adoption of CGuard.

●	Portfolio expansion and pipeline development We plan to continue to invest in advancing our portfolio with new delivery system alternatives to facilitate the use of CGuard and SwitchGuard by all physicians. We believe our delivery systems, if approved, will enable all endovascular access points including accessory devices for trans carotid artery revascularization.

●	CMS approval of National Coverage Determination (NCD) – On October 11 2023, CMS issued an NCD covering the use of carotid stents (both CAS and TCAR) for the treatment of both symptomatic and asymptomatic patients either at high- or standard-surgical risk. This decision significantly increases the available market to endovascular procedures. Previously, only symptomatic patients at high-risk to surgery were covered through the CMS coverage, NCA - Percutaneous Transluminal Angioplasty (PTA) of the Carotid Artery Concurrent with Stenting (CAG-00085R8) - Tracking Sheet (cms.gov)

●	Continue to leverage our MicroNet technology to develop additional applications for interventional cardiologists and vascular surgeons. In addition to the applications described above, we believe that we will eventually be able to utilize our proprietary MicroNet technology to address imminent market needs for new product innovations to significantly improve patient care. We continue to broadly develop and protect intellectual property using our mesh technology. Examples of some areas include peripheral vascular disease and neurovascular disease.

●	Establish relationships with collaborative and development partners to fully develop and market our existing and future products. We are seeking strategic partners for collaborative research, development, marketing, distribution, or other agreements, which could assist with our development and commercialization efforts for CGuard and other potential products that are based on our MicroNet technology.

Competition

The markets in which we compete are highly competitive, subject to change and impacted by new product introductions and other activities of industry participants.

Carotid

With respect to competition for our carotid embolic prevention system, CGuard EPS, the manufacturers of products used in connection with CAS procedures include a number of large companies, such as Abbott Laboratories, Boston Scientific Corporation, Medtronic, Cordis Corporation and Terumo Medical Corporation.

Many of these competitors are larger companies or divisions of publicly traded companies that have certain competitive advantages, including greater capital resources, larger customer bases, broader product lines, larger sales forces, greater marketing and management resources, larger research and development staffs and larger facilities than ours and have established reputations, relationships with our target customers and worldwide distribution methods that are more effective than ours. However, while there are currently many market participants in the U.S. carotid stent market, we believe that the European market is somewhat more fragmented for CAS products, and, in our opinion, smaller competitors may be able to gain market share with greater flexibility and more efficiency than in the United States.

We believe the principal competitive factors in our market include the following:

●	Strength of clinical evidence- patient outcomes and adverse event rates
●	Scale and effectiveness of commercialization efforts/organizations
●	Acceptance by treating physicians and referral sources
●	Physician learning curve
●	Ease-of-use and reliability
●	Economic benefits and cost savings
● ●	Availability of reimbursement Patient experience

Sales and Marketing

Sales and Marketing

In October 2024, we established our global headquarters in Miami, Florida to support the anticipated U.S. launch and commercialization of the CGuard Prime carotid stent system. During 2024, we started the build-out of the infrastructure for commercial operations in the U.S. designed to support the anticipated commercialization of the CGuard Prime carotid stent system.

We are designing our commercial strategy and building our direct sales force to drive CGuard Prime penetration within the community of interventionalists. In parallel, we aim at transitioning vascular surgeons from carotid endarterectomy procedures to CAS and TCAR with CGuard and accessory devices, which we believe can greatly expand our customer base. We plan to continue to focus our marketing efforts on key growth markets and to evaluate opportunities in new territories as they become available. In addition, we are using international medical conferences to gain market exposure and brand recognition. We continue to work with leading physicians to enhance our marketing efforts and are developing relationships with new key opinion leaders to champion our technology and work with us in clinical studies.

In the United States, we plan to market and sell the CGuard Prime carotid stent system through a direct sales organization consisting of 15 sales and clinical support personnel, as of March 12, 2025. Our sales professionals have substantial experience launching and establishing new disruptive therapies and converting open surgical procedures to minimally-invasive alternatives. We are continuing to expand our commercialization capabilities and to build our distribution capabilities to support the anticipated commercialization of the CGuard Prime carotid stent system. At this time, we do not have any commercially approved medical devices in the US, and we have not registered as an establishment with the FDA.

Previously, based on the positive CGuard EPS clinical data, we initiated the commercial launch of CGuard EPS in CE marked countries in early 2015. In September 2015, we announced full market launch of CGuard EPS in Europe. Since 2017 we have focused on sales of our products through local distribution partners and our own internal sales initiatives to gain greater reach into all the relevant clinical specialties and to expand our geographic coverage.

Product Positioning

We believe that CGuard has the potential to become the standard of care in treating carotid artery disease. It is a second-generation stent with positive patient outcomes demonstrating significant reduction in post-procedural neurological events.

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

In October 2023, CMS issued its final National Coverage Determination (“NCD”), expanding coverage of both CAS and TCAR to include both asymptomatic and standard risk patients, significantly expanding the U.S. addressable market.

Intellectual Property

Patents

We have 66 issued patents, including 20 patents issued in the U.S., and 27 pending patent applications, 6 of which are pending in the United States. Many of these patents and applications cover aspects of our CGuard and MGuard technology. Patents outside the U.S. have been filed in Canada, China, Europe, Israel, India, Japan, Australia, and South Africa. The patents and applications fall into a number of patent families, as listed below:

Base Title of Patent Family	Pending patent applications (Countries)	Issued patents (Country and Patent No.)		Issue Date
Bifurcated stent assemblies		USA China	8,961,586 ZL 20078046676.2	24-Feb-2015 26-Sep-2012
Deformable tip for stent delivery and methods of use		USA Israel	10,258,491 260,945	16-Apr-2019 01-Jul-2020
Handle for Two-Stage Deployment of a Stent	Europe China Japan India USA	USA	11,839,561	12-Dec-2023
Shunts with Blood-Flow Indicators	Europe India USA Hong Kong Japan China Hong Kong	USA China Japan	11,844,893 ZL 2022800089963 7449627	19-Dec-2023 26-Nov-2024 06-Mar-2024
Device for Shunting Blood Between the Arterial and Venous Systems	Europe India Hong Kong USA (CON) China (DIV) Japan (DIV) Hong Kong	USA China Japan	12,070,542 ZL 2022800098002 7576884	27-Aug-2024 10-Sep-2024 24-Oct-2024
Devices for shunting blood	USA China Europe India Japan
In Vivo Filter Assembly		USA	9,132,261	15-Sep-2015
Knitted Stent Jackets		USA China India Canada China Canada Germany France UK	10,137,015 ZL200780046697.4 323792 2666728 ZL201210320950.3 2887189 EP2076212 EP2076212 EP2076212	27-Nov-2018 10-Oct-2012 28-Oct-2019 23-Jun-2015 02-Dec-2015 01-May-2018 29-Mar-2017 29-Mar-2017 29-Mar-2017

Optimized stent jacket		USA Europe Canada China India China USA USA USA USA Israel USA USA Canada Belgium Switzerland Germany France UK Italy Ireland Luxembourg Netherlands Europe UK Germany France Ireland

10,070,976

EP2088962

2670724

ZL20078043259.2

297257

ZL201210454357.8

9,132,003

9,782,281

9,526,644

10,406,006

230,922

10,406,008

11,051,959

3,013,758

EP2088962

2088962

2088962

2088962

2088962

2088962

2088962

2088962

2088962

EP3292837

EP3292837

EP3292837

EP3292837

EP3292837

11-Sep-2018

11-Oct-2017

11-Dec-2018

02-Jan-2013

30-May-2018

09-Dec-2015

15-Sep-2015

10-Oct-2017

27-Dec-2016

10-Sep-2019

01-Oct-2020

10-Sep-2019

06-Jul-2021

14-Sep-2021

11-Oct-2017

11-Oct-2017

11-Oct-2017

11-Oct-2017

11-Oct-2017

11-Oct-2017

11-Oct-2017

11-Oct-2017

11-Oct-2017

09-Nov-2022

09-Nov-2022

09-Nov-2022

09-Nov-2022

09-Nov-2022

Stent apparatus for treatment via body lumens and methods of use	Europe (Div) Europe China USA	Canada South Africa USA Canada USA USA Germany France UK Ireland Italy Switzerland	2609687 2007/10751 10,070,977 2843097 10,058,440 10,932,926 EP1885281 EP1885281 EP1885281 EP1885281 EP1885281 EP1885281	22-Apr-2014 27-Oct-2010 11-Sep-2018 27-Oct-2015 28-Aug-2018 02-Mar-2021 13-Feb-2019 13-Feb-2019 13-Feb-2019 13-Feb-2019 13-Feb-2019 13-Feb-2019
Stent Thermoforming Apparatus and Methods		USA USA Japan	9,527,234 10,376,393 6553178	27-Dec-2016 13-Aug-2019 12-Jul-2019
Methods of using a self-adjusting stent assembly and kits including same		USA China	11,684,498 ZL 2019800679437	27-Jun-2023 03-May-2022
Intravascular sheath	USA (UTI) PCT

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

Please refer to the table below setting forth the approvals and sales made for CGuard EPS on a country-by-country basis

Approvals and Sales of CGuard EPS on a Country-by-Country Basis*

Countries	CGuard EPS Approval	CGuard EPS Sales
Argentina	Y	Y
Australia	Y	Y
Austria	Y	Y
Belarus	Y	Y
Belgium	Y	Y
Brazil	Y	Y
Bulgaria	Y	Y
Chile	Y	Y
Colombia	Y	Y
Croatia	Y	N
Cyprus	Y	Y
Czech Republic	Y	Y
Denmark	Y	N
Dominican Republic	N	N
Ecuador	Y	N
Estonia	Y	Y
Finland	Y	Y
France	Y	Y
Germany	Y	Y
Greece	Y	Y
Netherlands	Y	Y
Hong Kong	N	N
Hungary	Y	N
Iceland	N	N
India	Y	Y
Ireland	Y	N
Israel	Y	Y
Italy	Y	Y
Kazakhstan	Y	Y
Latvia	Y	N
Lithuania	Y	Y
Liechtenstein	Y	N
Luxembourg	Y	N
Malaysia	N	N
Malta	Y	N
Mexico	Y	Y
Moldova	Y	Y
Montenegro	N	N
New Zealand	Y	N
Norway	Y	N

Peru	Y	Y
Poland	Y	Y
Portugal	Y	Y
Romania	Y	Y
Russia	Y	Y
Saudi Arabia	N	N
Serbia	Y	Y
Slovakia	Y	N
Slovenia	Y	Y
South Africa	Y	Y
Spain	Y	Y
Sweden	Y	Y
Switzerland	Y	Y
Turkey	N	N
Taiwan	Y	Y
Venezuela	N	N
Vietnam	Y	Y
Ukraine	Y	Y
United Kingdom	Y	Y
United States	N	Y	(1)

(1)	Refers to CGuard units used in our ongoing FDA trial.

FDA Government Regulation of Medical Devices for Human Subjects

Many of our activities are subject to regulatory requirements by the FDA under provisions of the Federal Food, Drug, and Cosmetic Act and regulations and guidance thereunder, including requirements governing the development, marketing, labeling, promotional efforts, manufacturing, and exporting of medical devices.

FDA Approval/Clearance Requirements

In the United States, most Class II or III medical devices must be cleared or approved by the FDA prior to commercialization. Unless an exemption applies, each medical device that is marketed in the United States must receive either 510(k) clearance or PMA approval. Medical devices that are class II devices generally receive 510(k) clearance are “cleared” by the FDA to market, distribute, and sell in the United States. Medical devices that are class III devices obtain a premarket approval by the FDA are “approved” to market, distribute, and sell in the United States.

Class I devices are those for which safety and effectiveness can be assured by adherence to the FDA’s general regulatory controls for medical devices, or the General Controls, which include compliance with the applicable portions of the FDA’s quality system regulations, facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials. Some Class I devices also require premarket clearance by the FDA through the 510(k)-process described below.

Class II devices are generally required to file a Premarket review, known as a 510(k) application, that may also require General Controls, and any other special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. Generally, the 510(k) submission is generally considered “substantially equivalent to a previously marketed device. Pursuant to the Medical Device User Fee and Modernization Act of 2002 (MDUFMA), as of October 2002, unless a specific exemption applies, 510(k) submissions are subject to user fees. Certain Class II devices are exempt from this premarket review process.

Class III devices generally are more complex devices or new devices where there is no substantially equivalent device on the market and can have the greatest risk. Devices in this class must demonstrate safety and efficacy requirements and file a premarket filing reviewed by the FDA. In addition, Class III devices cannot generally be marketed until they receive FDA approval. The safety and effectiveness of Class III devices cannot be assured solely by the General Controls and the other requirements described above. These devices generally require formal clinical studies to demonstrate safety and effectiveness. Under MDUFMA, PMAs (and supplemental PMAs) are subject to significantly higher user fees than 510(k) applications, and they also require considerably more time and resources.

The FDA establishes requirements whether a device must undergo either the 510(k) clearance or premarket approval based on statutory criteria that utilize a risk-based classification system. Premarket approval (PMA) is the FDA process of scientific and regulatory review to evaluate the safety and effectiveness of Class III medical devices and, such reviews may also be done for Class II medical devices. Class III devices are those that support or sustain human life, are of substantial importance in preventing impairment of human health, or which present a potential, unreasonable risk of illness or injury. The FDA uses these criteria to decide whether a premarket approval or a 510(k) is appropriate, including the level of risk that the agency perceives is associated with the device and a determination by the agency of whether the product is a type of device that is similar to devices that are already legally marketed. Devices deemed to pose relatively less risk are placed in either Class I or II. In many cases, the FDA requires the manufacturer to submit a 510(k) requesting clearance (also referred to as a premarket notification), unless an exemption applies. The 510(k) must demonstrate that the manufacturer’s proposed device is “substantially equivalent” in intended use and in safety and effectiveness to a legally marketed predicate device. A “predicate device” is a pre-existing medical device to which equivalence can be drawn, generally by a Class II device that was in commercial distribution before May 28, 1976, for which the FDA has not yet called for submission of a PMA. A product that lacks a predicate device may default to a Class III device, although a company may seek to submit a De Novo classification request, rather than a PMA. The De Novo request allows a regulatory pathway to classify novel medical devices for which no predicate device exists, and FDA will determine which category is appropriate for that device and for which general controls alone, or general and special controls, provide reasonable occurrence of safety and effectiveness for the intended use, but for which there is no legally marketed predicate device.

Premarket Approval Pathway

The CGuard Carotid Stent System is classified as a Class III medical device (considered a PMA) by the FDA. Class III medical devices are generally the highest risk devices and are subject to more rigorous regulatory requirements by the FDA, since the FDA process of premarket approval involves scientific and regulatory review to evaluate the safety and effectiveness of Class III medical devices for the purpose(s) intended. The FDA will either approve or deny a premarket approval application and we cannot market a device until the FDA approves a premarket approval application.

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

Part of the PMA process is to ensure that the IDE is the first application that must be supported by appropriate data, such as analytical, animal and laboratory testing results, manufacturing information, and an Investigational Review Board (IRB) approved protocol showing that it is safe to test the device in humans and that the testing protocol is scientifically sound, as well as ensuring patient informed consent is obtained.

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

Following the IDE, a PMA application must be prepared and after a PMA is sufficiently complete, then the FDA will accept the application and begin an in-depth review of the submitted information. By statute, the FDA has 180 days to review the “accepted application,” although, generally, FDA review of the application generally takes between one and three years, but it may take significantly longer. During this review period, the FDA may request additional information or clarification of information already provided. Also, during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The preapproval inspections conducted by the FDA include an evaluation of the manufacturing facility to ensure compliance with the Quality Systems Regulations, as well as inspections of the clinical trial sites by the Bioresearch Monitoring group to evaluate compliance with good clinical practice and human subject protections. New premarket approval applications or premarket approval supplements are required for modifications that affect the safety or effectiveness of the device, including, for example, certain types of modifications to the device’s indication for use, manufacturing process, labeling and design. Significant changes to an approved premarket approval require a 180-day supplement, whereas less substantive changes may utilize a 30-day notice, or a 135-day supplement. Premarket approval supplements often require submission of the same type of information as a premarket approval application, except that the supplement is limited to information needed to support any changes from the device covered by the original premarket approval application, and it may not require as extensive clinical data or the convening of an advisory panel.

510(k) Clearance Pathway

We do not currently market, distribute, or sell any products that have market clearance by the FDA under its 510(k) process that are generally required as Class II devices. If, in the future, we develop products where 510(k) clearance is required, we would be required to submit a 510(k) demonstrating that such proposed devices are substantially equivalent to a respective previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976, for which the FDA has not yet called for the submission of 510(k). The FDA’s 510(k) clearance pathway is established as 180 days for review, however, it usually takes from three to twelve months but could take longer. In some cases, the FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence.

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

Pervasive and Continuing FDA Regulation

A host of regulatory requirements apply to our devices, including the quality system regulation (which requires manufacturers to follow elaborate design, testing, control, documentation and other quality assurance procedures), the Medical Device Reporting regulations (which require that manufacturers report to the FDA specified types of adverse events involving their products), labeling regulations, and the FDA’s general prohibition against promoting products for unapproved or “off-label” uses. Class II devices also can have special controls such as performance standards, post-market surveillance, patient registries, and certain FDA guidelines may also apply to Class I devices.

A noncomprehensive list of the regulatory requirements that apply to our products classified as medical devices include:

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

At this time, we do not have any commercially approved medical devices in the US, and we have not filed for an Establishment Registration with the FDA. If we are approved or cleared to manufacture, prepare, or process a device in the United States, we and any third-party manufacturers that we may use will be required to register our establishments with the FDA. In addition, we and our manufacturing facilities will be subject to FDA inspections for compliance with the FDA’s Quality System Regulation. Additionally, some of our subcontractors may also be subject to FDA announced and unannounced inspections for compliance with the FDA’s Quality System Regulation and assurances that the Company is marketing appropriately the indications for use of the product. These regulations will require that we manufacture our products and maintain our documents in a prescribed manner with respect to design, manufacturing, testing and quality control activities and ensure that marketing materials and promotion are in compliance. As a medical device manufacturer, we will further be required to comply with FDA requirements regarding the reporting of adverse events associated with the use of our medical devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. FDA regulations also govern product labeling and prohibit a manufacturer from marketing a medical device for unapproved applications.

U.S. Healthcare Laws and Regulations

In addition to the FDA regulations, there are a variety of other healthcare laws and regulations to which we may be subject if any of our products are marketed, sold, distributed, and/or utilized in the United States. In the United States, we may be subject to the oversight of FDA, Office of the Inspector General within the Department of Health and Human Services (OIG), the Center for Medicare and Medicaid Services (CMS), the Department of Justice (DOJ), in addition to other governmental reviews. We supply products that may be reimbursed by federally funded programs such as Medicare. As a result, our activities may be subject to regulation by CMS and potential enforcement by CMS, OIG and DOJ. Of specific note are federal and state fraud and abuse laws, which prohibit the payment or receipt of kickbacks, bribes or other remuneration, including the offer or solicitation of such payment, intended to induce or reward the purchase, recommendation or generation of business involving healthcare products any item or service payable by a health-care program. Other provisions of federal and state laws prohibit presenting, or causing to be presented, to third party payors (including, government programs, such as Medicare and Medicaid) for reimbursement, claims that are false or fraudulent, or which are for items or services that were not provided as claimed. In addition, other healthcare laws and regulations may apply, such as transparency and reporting requirements and privacy and security requirements. Violations of these laws can lead to civil and criminal penalties, including exclusion from participation in federal and state healthcare programs, any of which could have a material adverse effect on our business. These laws are potentially applicable to manufacturers of products regulated by the FDA as medical devices, such as us, and hospitals, physicians and other institutional or individual providers that may refer or purchase such products. The healthcare laws that may be applicable to our business or operations include, but are not limited to:

●	The federal Anti-Kickback Statute, which prohibits a person from knowingly and willfully offering, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, in return for or to induce referring or recommending an individual to another person to receive items or services or to purchase, lease, order, or arrange for any good, facility, item or service payable in whole or in part under a Federal health care program;

●	Federal false claims laws and civil monetary penalty laws, including the False Claims Act, prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other government healthcare programs that are false or fraudulent, or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. The False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal health care program, knowingly makes, uses or causes to be made or used, a false record or statement material to a false or fraudulent claim, or knowingly makes a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. The federal Civil Monetary Penalties Law prohibits, among other things, the offering or transferring of remuneration to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of Medicare or Medicaid payable items or services;

●	The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which includes provisions that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, and for knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and its implementing regulations, including privacy protection that impose obligations and requirements on healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform certain services for them that involve the use or disclosure of individually identifiable health information, with respect to safeguarding the privacy and security of certain individually identifiable health information;

●	The federal transparency requirements under the Affordable Care Act, including the provision commonly referred to as the Open Payments Act or Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or Children’s Health Insurance Program to report annually to Centers for Medicare and Medicaid Services (“CMS”) information related to payments and other transfers of value to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members; and

●	Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may be broader in scope and apply to referrals and items or services reimbursed by both governmental and non-governmental third-party payors, including private insurers, many of which differ from each other in significant ways and often are not preempted by federal law, thus complicating compliance efforts.

Customers

Our customer base is varied. We currently have distribution agreements for our CE mark-approved CGuard EPS with medical product distributors based in Europe, the Middle East, Asia Pacific and Latin America, and are in discussions with additional potential partners.

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

Upon potential PMA approval in the U.S., our direct sales organization will support a varied customer base of multiple interventional and surgical specialties, to include interventional cardiologists, neurologists, neuroradiologists and radiologists, as well as both vascular and neurosurgeons.

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

We currently manufacture our CGuard EPS and our CGuard Prime at our own facility. The self-expanding bare-metal stents for our CGuard EPS and our CGuard Prime are being manufactured and supplied by a third-party. Our agreement with the supplier for the production of electro polished nitinol bare-metal stents for CGuard EPS and CGuard Prime is priced on a per-stent basis, subject to the quantity of stents ordered. The complete assembly process for CGuard EPS and CGuard Prime, including knitting and securing the sleeve to the stent and the crimping of the sleeved stent into a delivery catheter, is done at our manufacturing site in Israel. Once CGuard EPS and CGuard Prime have been assembled, they are sent for sterilization in a third-party facility in Israel, and then back to our facility for final packaging and distribution.

To support our anticipated production growth following the anticipated commercialization of the CGuard Prime carotid stent system, we have engaged Aptyx Interventional Systems(“Aptyx”) a contract manufacturer that is a developer and manufacturer of complex components and devices for the life sciences, to transfer the manufacturing of CGuard Prime finished goods to full-scale production at their ISO Class 7 cleanroom facility in North Carolina. We previously engaged Medical Murray, another contract manufacturer that specializes in medical device development, prior to Aptyx’s acquisition of Medical Murray’s ISO Class 7 cleanroom facility in North Carolina. Aptyx specializes in complex catheter and implant manufacturing and is FDA-registered and ISO 13485-certified. The transfer includes setting up a production line, conducting process validations, and implementing quality control measures to meet our specifications. Aptyx will also conduct operator training, execute qualification builds, and validate the sterilization process for the CGuard Prime device. We expect this transition to enable increased production capacity to meet future demand, with volume forecasts growing from 20,000 units annually to an estimated 50,000 units by 2027.

CGuard EPS and CGuard Prime consist of a CGuard stent and the delivery system. Each CGuard stent is manufactured from two main components, a self-expanding nickel-titanium stent and the PET polymer mesh. The mesh is made from polyethylene terephthalate (PET). We have patent rights that cover the proposed CGuard stent with mesh. During 2022 our mesh supplier informed us that they will not be able to supply the polymer fiber in the future due to supply issues with the current PET resin, therefore we purchased inventory which should be sufficient to support our production needs until the end of 2027. We are currently testing a different source of PET showing equivalent mechanical properties and biocompatibility of the original raw material. BioGeneral will produce the fiber from the new PET: some samples were already produced with different PET resins for preliminary R&D testing. Once the new resin will be chosen, complete validation process will take up to 18 months. The delivery system of CGuard consists of several sub-assemblies procured from original equipment manufacturers and assembled in-house. In the event that one of our suppliers can no longer supply one of the components, we would need to qualify another supplier, which could take up to a year depending on the component and its criticality. In addition, in order to retain the approval of the CE mark, we are required to perform periodic audits of the quality control systems of our key suppliers in order to ensure that their products meet our predetermined specifications.

Human Capital Management

As of December 31, 2024, we had 86 employees, 85 full-time and one part-time, consisting of six in executive management, six in research and development, nine in quality assurance and compliance, seven in finance and accounting, 34 in operations/production, 14 in commercial (including sales and marketing), three in clinical and seven in human resources, IT and administration. Except for four of our employees in Europe, our employees are not party to any collective bargaining agreements. We do not expect the collective bargaining agreements to which our employees are party to have a material effect on our business or results of operations. We also employ 1 independent contractor in Brazil.

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

We have yet to establish any history of profitable operations. We reported a net loss of $32.0 million for the fiscal year ended December 31, 2024, and had a net loss of approximately $19.9 million during the fiscal year ended December 31, 2023. As of December 31, 2024, we had an accumulated deficit of $254 million. We expect to incur additional operating losses for the foreseeable future. There can be no assurance that we will be able to achieve sufficient revenues throughout the year or be profitable in the future.

Management has concluded that there is substantial doubt about our ability to continue as a going concern, and the report of our independent registered public accounting firm contains an explanatory paragraph as to our ability to continue as a going concern, which could prevent us from obtaining new financing on reasonable terms or at all.

Because we have had recurring losses and negative cash flows from operating activities, substantial doubt exists regarding our ability to remain as a going concern at the same level at which we are currently performing. Accordingly, the report of Kesselman & Kesselman, our independent registered public accounting firm, with respect to our financial statements for the year ended December 31, 2024, includes an explanatory paragraph as to our potential inability to continue as a going concern. The doubts regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all.

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

In order for us to pursue our business objectives without materially curtailing our operations, we will need to raise additional capital, which additional capital may not be available on reasonable terms or at all. For instance, we will need to raise additional funds to accomplish the following:

●	commercialization efforts in the United States following anticipated FDA approval of CGuard™ Prime;

●	expansion of manufacturing and operational capabilities, including scaling up production to meet expected demand and establishing necessary infrastructure in the United States;

●	development of our current and future products, including potential enhancements to CGuard™ Prime and advancing SwitchGuard™ NPS;

●	pursuing growth opportunities, such as expanding commercial activities in key international markets and strengthening regional distribution networks;

●	growing our U.S. commercial organization, including hiring and retaining qualified personnel to support sales, marketing, and operations;

●	responding to competitive pressures and evolving market dynamics, including potential reimbursement challenges and pricing pressures;

●	meeting regulatory and compliance obligations, including post-market surveillance, product registrations, and adherence to evolving regulatory frameworks; and

●	maintaining compliance with applicable laws and corporate governance requirements.

In May 2023, we issued four series of Warrants that expire upon the earlier of five years and 20 trading days following the occurrence of certain milestones specific to each series. If the Warrants are exercised in cash in full, this would result in $71.4 million of gross proceeds. In July 2024, we received gross proceeds of approximately $17.9 million following the exercise of the Series H Warrants in full. There can be no assurance that we will achieve any of the milestones set forth in the Warrants or that the Warrants will be exercised in cash in full.

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

Although we met the primary endpoint in our C-GUARDIANS trial of the CGuard Carotid Stent System, the results may not be sufficient to support FDA approval.

In June 2023, we completed enrollment in the C-GUARDIANS trial. In November 2023, we announced positive 30-day follow up results from the C-GUARDIANS trial in which stenting with the CGuard Carotid Stent System in patients with carotid artery stenosis. In May 2024, we announced positive one-year follow up results from the C-GUARDIANS trial, with a rate of 30-day DSMI and ipsilateral stroke between 31 and 365 days of 1.95%. These data were used to support the PMA submission in September 2024 with a view to potential FDA approval of the CGuard Prime carotid stent system in the first half of 2025. There can be no assurance that the primary endpoint results will be sufficient to support FDA approval. In addition, our clinical trials have been conducted under differing protocols, while using specific inclusion criteria and we cannot assure you that its actual clinical performances will be satisfactory to support proposed indications and regulatory approvals and clinical acceptance and adoption, or that its use will not result in unanticipated complications. Furthermore, the results of our clinical trials are subject to human analyses and interpretation of the data accumulated, which could be affected by various errors due to, among others, lack of sufficient clinical experience with CGuard EPS, SwitchGuard or any other product we develop, assumptions used in the statistical analysis of results, and interpretation errors in the analysis of the clinical trials results. Failure can occur at any time during the clinical trial process. If CGuard EPS, SwitchGuard or any other product we develop does not function as expected over time, we may not achieve regulatory clearances, and may not be widely adopted by healthcare providers and patients.

Even if we obtain regulatory approvals, our products will be subject to ongoing regulatory review and if we fail to comply with continuing U.S. and applicable foreign regulations, we could lose those approvals and our business would be seriously harmed.

Even if products we develop receive regulatory approval or clearance, we will be subject to ongoing reporting obligations, and the products and the manufacturing operations will be subject to continuing regulatory review, including FDA inspections. The outcome of this ongoing review may result in the withdrawal of a product from the market, the interruption of the manufacturing operations and/or the imposition of labeling and/or marketing limitations. Since many more patients are exposed to drugs and medical devices following their marketing approval, serious but infrequent adverse reactions that were not observed in clinical trials may be observed during the commercial marketing of the product. In addition, the manufacturer and the manufacturing facilities we will use to produce any product will be subject to periodic review and inspection by the FDA and other, similar foreign regulators. Later discovery of previously unknown problems with any product, manufacturer or manufacturing process, or failure to comply with regulatory requirements, may result in actions such as:

●	restrictions on such product, manufacturer or manufacturing process;

●	warning letters from the FDA or other regulatory authorities;

●	withdrawal of the product from the market;

●	suspension or withdrawal of regulatory approvals;

●	refusal to approve pending applications or supplements to approved applications that we submit;

●	voluntary or mandatory recall;

●	fines;

●	refusal to permit the import or export of our products;

●	product seizure or detentions;

●	injunctions or the imposition of civil or criminal penalties; or

●	adverse publicity.

If we, or supplier, third-party contractor, partner or clinical investigator is slow to adapt, or are unable to adapt, to changes in existing regulatory requirements or the adoption of new regulatory requirements or policies, we may lose marketing approval for any of our products, if any of our products are approved, resulting in decreased.

The failure of third parties to meet their contractual, regulatory, and other obligations could adversely affect our business.

We have engaged Aptyx, a contract manufacturer, to transfer the manufacturing of CGuard Prime finished goods to full-scale production at their ISO Class 7 cleanroom facility in North Carolina. Using a third party poses a number of risks, such as: (i) they may not perform to our standards or legal requirements; (ii) they may not produce reliable results; (iii) they may not perform in a timely manner; (iv) they may not maintain confidentiality of our proprietary information; (v) disputes may arise with respect to ownership of rights to technology developed with our partners; and (vi) disagreements could cause delays in, or termination of, the research, development or commercialization of our products or result in litigation or arbitration. Moreover, some third parties are located in markets subject to political and social risk, corruption, violence, infrastructure problems and natural disasters, in addition to country-specific privacy and data security risk given current legal and regulatory environments. Failure of third parties to meet their contractual, regulatory, and other obligations may materially affect our business.

We plan on self-commercializing CGuard Prime in the U.S. if we receive FDA approval and historically have no experience selling, marketing or distributing products in the U.S.

We plan on self-commercializing CGuard Prime in the U.S., subject to receipt of FDA approval. As part of our plan, we are building out a sales, marketing and distribution capabilities and engaged with a contract manufacturer. Historically we have not had experience in manufacturing, selling, marketing or distributing products in the U.S. To be able to commercialize CGuard Prime upon approval, if at all, we must either develop manufacturing, sales, marketing and distribution capabilities, which is expensive and time-consuming, or enter into arrangements with third parties to perform these services.

In October 2024, we established our global headquarters in Miami, Florida to support the anticipated U.S. launch and commercialization of the CGuard Prime carotid stent system. During 2024, we started the build-out of the infrastructure for commercial operations in the U.S. designed to support the anticipated commercialization of the CGuard Prime carotid stent system. In addition, to support our anticipated production growth following the anticipated commercialization of the CGuard Prime carotid stent system, we have engaged Aptyx, a contract manufacturer, to transfer the manufacturing of CGuard Prime finished goods to full-scale production at their ISO Class 7 cleanroom facility in North Carolina.

There are risks involved with establishing our own sales, marketing and distribution capabilities and partnering with a third party manufacturer. We must commit significant financial and managerial resources to develop a marketing and sales force with technical expertise and with supporting distribution capabilities. Factors that may inhibit our efforts to commercialize our products directly and without strategic partners include:

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

We face manufacturing risks that could adversely affect our ability to manufacture products, reduce our gross margins and negatively affect our business and operating results.

Our business strategy following the anticipated commercialization of the CGuard Prime carotid stent system depends on our ability to manufacture, and our contract manufacturers’ ability to manufacture, our current and future products in sufficient quantities and on a timely basis to meet customer demand, while adhering to product quality standards, complying with regulatory quality system requirements and managing manufacturing costs. We currently manufacture our CGuard EPS and our CGuard Prime at our own facility in Israel where we handle the entire assembly process for CGuard EPS and CGuard Prime, including knitting and securing the sleeve to the stent and the crimping of the sleeved stent into a delivery catheter. In addition, to support our anticipated production growth following the anticipated commercialization of the CGuard Prime carotid stent system, we have engaged Aptyx, a contract manufacturer, to transfer the manufacturing of CGuard Prime finished goods to full-scale production at their ISO Class 7 cleanroom facility in North Carolina. If our or our manufacturing partners’ facilities suffers damage, or a force majeure event, this could materially impact our ability to operate.

We are also subject to numerous other risks relating to our manufacturing capabilities, including:

●	quality and reliability of components, sub-assemblies and materials that we source from third-party suppliers, who are required to meet our quality specifications, the majority of which are our single-source suppliers for the products they supply;

●	our or our manufacturing partners’ inability to secure components, sub-assemblies and materials in a timely manner, in sufficient quantities or on commercially reasonable terms;

●	our or our manufacturing partners’ inability to maintain compliance with quality system requirements or pass regulatory quality inspections;

●	our or our manufacturing partners’ failure to develop products in a timely manner or to required specifications or to increase production capacity or volumes to meet demand;

●	our or our manufacturing partners’ inability to design or modify production processes to enable us to produce future products efficiently or implement changes in current products in response to design or regulatory requirements; and

●	difficulty identifying and qualifying, and obtaining new regulatory approvals, for alternative suppliers for components in a timely manner.

As demand for our products increases, we will have to invest additional resources to purchase components, sub-assemblies and materials, hire and train employees, and enhance our manufacturing processes. If we or our manufacturing partners fail to increase our production capacity efficiently, we may not be able to fill customer orders on a timely basis, our sales may not increase in line with our expectations, and our operating margins could fluctuate or decline. In addition, although we expect some of our products in development to share product features, components, sub-assemblies and materials with our existing products, the manufacture of these products may require modification of our or our manufacturing partners’ current production processes or unique production processes, the hiring of specialized employees, the identification of new suppliers for specific components, sub-assemblies and materials or the development of new manufacturing technologies. It may not be possible for us or our manufacturing partners to manufacture these products at a cost or in quantities sufficient to make these products commercially viable or to maintain current gross margins, all of which could have a material adverse effect on our business, financial condition and results of operations.

Finally, the production of our stents must occur in a highly controlled, clean environment to minimize particles and other yield and quality-limiting contaminants. In spite of stringent quality controls, weaknesses in process control or minute impurities in materials may cause a substantial percentage of defective products in a lot. If we or our third party manufacturer are unable to maintain stringent quality controls, or if contamination problems arise, our clinical development and commercialization efforts could be delayed, which would harm our business and results of operations.

CGuard and Switch Guard are complex medical devices that requires training for qualified personal.

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

The medical device market is highly competitive. We compete with many medical device companies globally in connection with our current products and products under development. We face intense competition from numerous pharmaceutical and biotechnology companies in the therapeutics area, as well as competition from academic institutions, government agencies and research institutions. Abbott Laboratories, Boston Scientific Corporation, Medtronic, Cordis Corporation and Terumo Medical Corporation produce a polytetrafluoroethylene mesh-covered stent and a double layer metal stent, respectively As we develop and seek regulatory approval in the United States and Europe for our new TCAR neuroprotection system SwitchGuard and continue to seek greater market share for CGuard, we expect to compete with Silk Road Medical, which was acquired by Boston Scientific Corporation, in the total carotid artery revascularization market that comprises CAS, TCAR and CEA. Most of our current and potential competitors, including but not limited to those listed above, have, and will continue to have, substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution and personnel resources than we do. There can be no assurance that we will have sufficient resources to successfully commercialize our products, if and when they are approved for sale. The worldwide market for stent products is characterized by intensive development efforts and rapidly advancing technology. For example, during the second quarter of 2022 we ceased sales of our MGuard Prime EPS following a phase out period due to a shift in industry preferences. Our future success will depend largely upon our ability to anticipate and keep pace with those developments and advances. Current or future competitors could develop alternative technologies, products or materials that are more effective, easier to use or more economical than what we or any potential licensee develop. If our technologies or products become obsolete or uncompetitive, our related product sales and licensing revenue would decrease. This would have a material adverse effect on our business, financial condition and results of operations.

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

Some of the components of our products are currently provided by only one vendor, or a single-source supplier. We may have difficulty obtaining similar components from other suppliers that are acceptable to the FDA or foreign regulatory authorities if it becomes necessary. In 2022, our mesh supplier informed us that they will not be able to supply the polymer fiber in the future due to supply issues with the current PET resin. Therefore we purchased inventory which should be sufficient to support our production needs until the end of 2027. We are currently testing a different source of PET showing equivalent mechanical properties and biocompatibility of the original raw material. However there can be no assurance that the alternative source will result in successful validation and if we are unable to timely source an alternative supplier this could result regulatory delays and the interruption of our manufacturing and delivery of stents for an extended period of time which would delay completion of our clinical trials or commercialization of our products.

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

In addition to our IDE approval, we must apply for and obtain IRB approval in connection with each clinical study site before commencing any study activities. A written protocol with predefined end points, an appropriate sample size, and pre-determined patient inclusion and exclusion criteria, is also required before we may initiate or conduct the trial.

Importantly, the C-GUARDIANS and C-GUARDIANS II trials and any others that we are conducting or may conduct in the future, must be conducted in accordance with the FDA’s IDE regulations, which, among other things, establish requirements for investigational device labeling, prohibit pre-approval promotion of a device candidate, and specify recordkeeping, reporting, and monitoring responsibilities of study sponsors and study investigators.

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

Clinical trials necessary to support a pre-market approval application to the FDA for our products, including CGuard, SwitchGuard and any other product we develop are expensive and require the enrollment of a large number of patients, and suitable patients may be difficult to identify and recruit, which may cause a delay in the development and commercialization of our products. Patient enrollment in clinical trials and the ability to successfully complete patient follow-up depends on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and efficacy of our products, or they may be persuaded to participate in contemporaneous clinical trials of competitive products. In addition, patients participating in our clinical trials may die before completion of the trial or suffer adverse medical events unrelated to or related to our products. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial, including during a follow-up period, may cause an increase in costs and delays or result in the failure of the clinical trial.

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

It is possible that our clinical trials may indicate an apparent positive effect of a product that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. For example, we, or others, may discover that our products are less safe and effective than previously believed. If, we, or others, discover that a product is less effective than previously believed or causes undesirable side effects that were not previously identified, any of the following adverse events could occur:

●	regulatory authorities may withdraw their approval of the product or seize the product;
●	we, or any of our collaborators, may be required to recall the product, change the way the product is administered or conduct additional clinical trials;
●	additional restrictions may be imposed on the marketing of, or the manufacturing processes of, the particular product;
●	we, or any of our collaborators, may be subject to fines, injunctions or the imposition of civil or criminal penalties;
●	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication including with the product;
●	we, or any of our collaborators, may be required to create a Medication Guide outlining the risks of the previously unidentified side effects for distribution to patients;
●	we could be sued and held liable for harm caused to patients;
●	physicians and patients may stop using our product; and
●	our reputation may suffer.

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

The FDA also requires that our sales and marketing efforts, as well as promotions, be consistent with various laws and regulations. Approved medical device promotions must be consistent with and not contrary to labeling, balanced, truthful and not false or misleading, adequately substantiated (when required), and include adequate directions for use and any warnings that may be required in the use of the device. In addition to the requirements applicable to approved products, we may also be subject to enforcement action in connection with any promotion of an investigational new device. A sponsor or investigator, or any person acting on behalf of a sponsor or investigator, may not represent in a promotional context that an investigational new device is safe or effective for the purposes for which it is under investigation or otherwise promote the device.

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

We believe that future reimbursement may be subject to increased restrictions both in the U.S. and in international markets. There is increasing pressure by governments worldwide to contain healthcare costs by limiting both the coverage and the level of reimbursement for therapeutic products and by refusing, in some cases, to provide any coverage for products that have not been approved by the relevant regulatory agency. Future legislation, regulation or reimbursement policies of third-party payors may adversely affect the demand for our products and limit our ability to sell our products on a profitable basis. In addition, third party payors continually attempt to contain or reduce the costs of healthcare by challenging the prices charged for healthcare products and services. If reimbursement for our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, market acceptance of our products would be impaired, and future revenues, if any, would be adversely affected.

In the United States and European Union, our business could be significantly and adversely affected by healthcare reform initiatives and/or other legislation or judicial interpretations of existing or future healthcare laws and/or regulations.

The environment for health care policy generally may be changed with the new President. President Trump has begun to reduce the numbers of employees that work at the Department of Health and Human Services, that includes the FDA and CMS. In addition, there are evaluations of laws, like the Affordable Care Act, may be subject to modifications under the current leadership. With a reduction of employees at FDA, this would likely slow down the reviews and approvals of products. In addition, the reduction of employees from CMS may also slow down the payment for those individuals who have coverage under Medicare, Medicaid and the Affordable Care Act. It is difficult to assess what may occur. Uncertainties remain regarding what negative unintended consequences these provisions will have on patient access to new technologies, pricing and the market for our products. If Medicare, Medicaid and the Affordable Care Act, any significant reductions in coverage or payment for services may impact those beneficiaries who can’t get access to certain FDA approved products. In addition, lower reimbursement by government programs may shift costs to employees who have coverage from their employee or private payors. While there are some uncertainties regarding the U.S. coverage and payment for medical devices, the strength of the health care providers and payors are likely to work to mitigate some adverse issues that may impact the health care system.

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

In May 2017, the European parliament and the council of the European Union approved the MDR which has replaced the existing medical device directives (93/42/EEC) and (90/385/EEC). The regulations entered into full application on May 26, 2021. The MDR provided a transitional period for placing on the market or putting into service of medical devices, which period was further extended on March 20. 2023, but such transitional provisions are not relevant to our products where already certified under the MDR. The MDR (as amended on January 10, 2025) imposes stricter requirements on medical device manufacturers and strengthens the supervising competences of the competent authorities of European Union member states, the notified bodies and the authorized representatives. If we fail to comply with the modified regulation and requirements, it can adversely affect our business, operating results and prospects. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of future products.

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

The failure to obtain or maintain patents, licensing agreements and other intellectual property rights that are sufficiently broad and protective could impact our ability to compete effectively.

To compete effectively, we need to develop and maintain a proprietary position with regard to our own technologies, intellectual property, licensing agreements, product candidates and business. Legal standards relating to the validity and scope of patent claims in the US and other countries tend to be uncertain and changeable. Therefore, the degree of future protection for our proprietary rights in our core technologies and any products that might be made using these technologies is also uncertain. The risks and uncertainties that we face with respect to our patents and other proprietary rights include the following:

●	while some of our patents have been issued, the pending patent applications we have filed may not result in issued patents or may take longer than we expect to result in issued patents;

●	a third party may initiate an inter parties review, or IPR, proceedings in the U.S.;

●	we may be subject to interference proceedings in the U.S.;

●	a third party may initiate opposition proceedings in foreign countries;

●	any patents that are issued may not provide meaningful protection;

●	we may not be able to develop additional proprietary technologies that are patentable;

●	other companies may challenge patents licensed or issued to us;

●	other companies may develop new and alternative technologies that do not fall within the scope of our patents;

●	other companies may design around patents we have developed; and

●	enforcement of patents is complex, uncertain and expensive.

If patent rights covering our products and methods are not sufficiently broad or not issued at all by the United States Patent and Trademark Office (the “USPTO”) or by foreign patent offices, we may not have adequate protection against competitors with similar products and technologies. Furthermore, if the USPTO or foreign patent offices issue patents to us or our licensors, others may challenge the patents or design around the patents, or the patent office or the courts may invalidate the patents. Thus, any patents we own or license from third parties may not provide any protection against our competitors.

We cannot be certain that patents will be issued as a result of any pending applications, and we cannot be certain that any of our issued patents will give us adequate protection from competing products. For example, issued patents may be circumvented or challenged, declared invalid or unenforceable, or narrowed in scope. In addition, since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first to make our inventions or to file patent applications covering those inventions.

It is also possible that others may obtain issued patents that could prevent us from commercializing our products or require us to obtain licenses requiring the payment of significant fees or royalties in order to enable us to conduct our business.

In addition to patents and patent applications, we depend upon trade secrets and proprietary know-how to protect our proprietary technology. We require our employees, consultants, advisors and collaborators to enter into confidentiality agreements that prohibit the disclosure of confidential information to any other parties. We require our employees and consultants to disclose and assign to us their ideas, developments, discoveries and inventions. These agreements may not, however, provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure.

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

Competitors may infringe our intellectual property. If we were to initiate legal proceedings against a third-party to enforce a patent covering one of our products or services, the defendant could counterclaim that the patent covering our product is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement, during prosecution. Under the Leahy-Smith Act, the validity of U.S. patents may also be challenged in post-grant and inter partes review proceedings before the USPTO. The outcome following legal assertions of invalidity and unenforceability is unpredictable.

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

We may not be able to protect our intellectual property rights throughout the world.

A company may attempt to commercialize competing products utilizing our proprietary design, trademarks or tradenames in foreign countries where we do not have sufficient patent protection and where legal recourse may be limited. This may have a significant commercial impact on our foreign business operations.

Filing, prosecuting and defending patents or trademarks on our current and future products in all countries throughout the world would be prohibitively expensive. The requirements for patentability and trademarking may differ in certain countries, particularly developing countries. The laws of some foreign countries do not protect intellectual property rights to the same extent as laws in the United States. Consequently, we may not be able to prevent third parties from utilizing our inventions and trademarks in all countries outside the United States. Competitors may use our technologies or trademarks in jurisdictions where we have not obtained patent or trademark protection to develop or market their own products and further, may export otherwise infringing products to territories where we have patent and trademark protection, but enforcement on infringing activities is inadequate. These products or trademarks may compete with our products or trademarks, and our patents, trademarks or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trademarks and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents and trademarks or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent and trademarks rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents and trademarks at risk of being invalidated or interpreted narrowly and our patent or trademark applications at risk, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. In addition, certain countries in Europe and certain developing countries, including India and China, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, we may have limited remedies if our patents are infringed or if we are compelled to grant a license to our patents to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license. Finally, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws.

Risks Related to Our Business Operations

We face risks associated with litigation and claims.

We have in the past and may, in the future, be involved in one or more lawsuits, claims or other proceedings arising in or outside the ordinary course of business that could negatively affect our business operations and financial condition. These suits could concern issues including contract disputes, employment actions, employee benefits, taxes, environmental, health and safety, fraud and abuse, personal injury, product liability matters and securities class actions, which are typically expensive to defend. Such claims and litigation proceedings may be brought by third parties, including our competitors, advisors, service providers, partners or collaborators, employees, and governmental or regulatory bodies. Any claims and lawsuits, and the disposition of such claims and lawsuits, could be time-consuming and expensive to resolve, divert management attention and resources, and lead to attempts on the part of other parties to pursue similar claims. We may not be able to determine the amount of any potential losses and other costs we may incur due to the inherent uncertainties of litigation and settlement negotiations. In the event we are required or decide to pay amounts in connection with any claims or lawsuits, such amounts could be significant and could have a material adverse impact on our liquidity, business, financial condition and results of operations. In addition, depending on the nature and timing of any such dispute, a resolution of a legal matter could materially affect our future operating results, our cash flows or both. Additionally, we may be unable to maintain our existing directors’ and officers’ liability insurance in the future at satisfactory rates or adequate coverage amounts and may incur significant increases in insurance costs.

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

Our business depends on the economic health of the global economies. If the conditions in the global economies remain uncertain or continue to be volatile, or if they deteriorate, including as a result of the impact of military conflict, such as the security situation in Israel and Russia and Ukraine, terrorism or other geopolitical events, our business, operating results and financial condition may be materially adversely affected. Economic weakness, inflation and increases in interest rates, limited availability of credit, liquidity shortages and constrained capital spending have at times in the past resulted, and may in the future result, in challenging and delayed sales cycles, slower adoption of new technologies and increased price competition, and could negatively affect our ability to forecast future periods, which could result in an inability to satisfy demand for our products and a loss of market share.

In addition, increases in inflation raise our costs for commodities, labor, materials and services and other costs required to grow and operate our business, and failure to secure these on reasonable terms may adversely impact our financial condition. Additionally, increases in inflation, geopolitical developments and global supply chain disruptions, have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which may make it more difficult, costly or dilutive for us to secure additional financing. A failure to adequately respond to these risks could have a material adverse impact on our financial condition, results of operations or cash flows.

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

Scrutiny of sustainability and environmental, social, and governance (“ESG”) initiatives could increase our costs or otherwise adversely impact our business.

Public companies have recently faced scrutiny related to ESG practices and disclosures from certain investors, capital providers, shareholder advocacy groups, other market participants and other stakeholder groups. Such scrutiny may result in increased costs, enhanced compliance or disclosure obligations, or other adverse impacts on our business, financial condition or results of operations. If our ESG practices and reporting do not meet investor or other stakeholder expectations, we may be subject to investor or regulator engagement regarding such matters. Our failure to comply with any applicable ESG rules or regulations could lead to penalties and adversely impact our reputation, access to capital and employee retention. Such ESG matters may also impact our third-party contract manufacturers and other third parties on which we rely, which may augment or cause additional impacts on our business, financial condition, or results of operations.

Risks Related to Operating in Israel

We anticipate being subject to fluctuations in currency exchange rates because we expect a substantial portion of our revenues will be generated in Euros and U.S. dollars, while a significant portion of our expenses will be incurred in New Israeli Shekels (“NIS”).

We expect a substantial portion of our revenues will be generated in U.S. dollars and Euros, while a significant portion of our expenses, principally salaries and related personnel expenses, is paid in NIS. As a result, we are exposed to the risk that the rate of inflation in Israel will exceed the rate of devaluation of the NIS in relation to the Euro or the U.S. dollar, or that the timing of this devaluation will lag behind inflation in Israel. Because inflation has the effect of increasing the dollar and Euro costs of our operations, it would therefore have an adverse effect on our dollar-measured results of operations. The value of the NIS, against the Euro, the U.S. dollar, and other currencies may fluctuate and is affected by, among other things, changes in Israel’s political and economic conditions. Any significant revaluation of the NIS may materially and adversely affect our cash flows, revenues and financial condition. Fluctuations in the NIS exchange rate, or even the appearance of instability in such exchange rate, could adversely affect our ability to operate our business.

If there are significant shifts in the political, economic and military conditions in Israel and its neighbors, it could have a material adverse effect on our business relationships and profitability.

Our current manufacturing facility, certain of our key personnel and one of our offices are located in Israel. Our business is directly affected by the political, economic and military conditions in Israel and its neighbors. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its Arab neighbors.

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. On January 19, 2025, a temporary ceasefire went into effect, the result of which is uncertain.

In addition, since the commencement of these events, there have been continued hostilities along Israel’s northern border with Lebanon (with the Hezbollah terror organization) and on other fronts from various extremist groups in region, such as the Houthis in Yemen and various rebel militia groups in Syria and Iraq. In October 2024, Israel began limited ground operations against Hezbollah in Lebanon, and in November 2024, a ceasefire was brokered between Israel and Hezbollah. In addition, Iran recently launched direct attacks on Israel involving hundreds of drones and missiles and has threatened to continue to attack Israel and is widely believed to be developing nuclear weapons. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza, Hezbollah in Lebanon, the Houthi movement in Yemen and various rebel militia groups in Syria and Iraq. These situations may potentially escalate in the future to more violent events which may affect Israel and us. Additionally, Yemeni rebel group, the Houthis, launched series of attacks on global shipping routes in the Red Sea, causing disruptions of supply chain. Such clashes may escalate in the future into a greater regional conflict.

In connection with the Israeli security cabinet’s declaration of war against Hamas and possible hostilities with other organizations, several hundred thousand Israeli military reservists were drafted to perform immediate military service, including five full time employees in Israel of ours. Although many of such military reservists have since been released, including all our employees, they may be called up for additional reserve duty, depending on developments in the war in Gaza and along Israel’s other borders. Military service call ups that result in absences of personnel from us for an extended period of time may materially and adversely affect our business, prospects, financial condition and results of operations. As of the date hereof, we currently have 67 full-time employees located in Israel.

Since the war broke out on October 7, 2023, our operations have not been adversely affected by this situation, and we have not experienced disruptions to our clinical studies. None of the clinical sites currently participating in our clinical studies are located in Israel; however, we currently manufacture our CGuard at our facility in Tel Aviv, Israel. If there were a disruption to our existing manufacturing facility or our ability to procure raw materials and ship our products, we would have no other means of manufacturing and distributing CGuard until we were able to restore the manufacturing and distribution capability at our facility or develop alternative manufacturing facilities and distribution capabilities.

The intensity and duration of Israel’s current war is difficult to predict at this stage, as are such war’s economic implications on the Company’s business and operations and on Israel’s economy in general. If the ceasefires declared collapse or a new war commences or hostilities expand to other fronts, our operations may be adversely affected.

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

Under applicable U.S. and Israeli law, we may not be able to enforce covenants not to compete and therefore may be unable to prevent our competitors from benefiting from the expertise of some of our former employees. In addition, employees may be entitled to seek compensation for their inventions irrespective of their agreements with us, which in turn could impact our future profitability.

We generally enter into non-competition agreements with our employees and certain key consultants, or our employment and consulting agreements contain non-competition provisions. These agreements, to the extent they are in place and in effect, prohibit our employees and certain key consultants, if they cease working for us, from competing directly with us or working for our competitors or clients for a limited period of time. We may be unable to enforce these agreements under the laws of the jurisdictions in which our employees work and it may be difficult for us to restrict our competitors from benefitting from the expertise our former employees or consultants developed while working for us. For example, Israeli courts have required employers seeking to enforce non-compete undertakings of a former employee to demonstrate that the competitive activities of the former employee will harm one of a limited number of material interests of the employer which have been recognized by the courts, such as the secrecy of a company’s confidential commercial information or the protection of its intellectual property. If we cannot demonstrate that such interests will be harmed, we may be unable to prevent our competitors from benefiting from the expertise of our former employees or consultants and our ability to remain competitive may be diminished.

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

Governance

Our board of directors provides oversight of our cybersecurity program and helps guide our strategy for managing cybersecurity risks in the context of our overall risk management system. Our cybersecurity program is managed by our Executive Vice President of Finance and Regional Manager, our internal IT team and our external Chief Information Security Officer (“CISO”) whose is responsible for leading enterprise-wide cybersecurity strategy, protocols, framework, standards and processes. The Executive Vice President of Finance and Regional Manager reports to our board of directors, as well as our Chief Executive Officer and Chief Financial Officer and other members of senior management as appropriate.

Item 2. Properties.

In October 2024, we established our global headquarters in Miami, Florida, where we lease approximately 10,782 square feet for general office space, with onsite shipping and receiving of products, in Suites 215 and 280 of the 6303 Waterford at Blue Lagoon building located at 6303 Waterford District Drive, Miami, Florida 33126. The lease rent commences on the date that the landlord delivers the entire premises to us with (i) the landlord’s completion of the construction of Suite 280 and (ii) the construction of Suite 215 being substantially complete (the “Commencement Date”). The lease has a term of 64 months from the Commencement Date (the “Term”), subject to a five-year extension in accordance with the terms of the lease. Pursuant to the lease, we paid the landlord a security deposit of $500,000. Provided that there are no events of default by us under the lease, the security deposit will be returned to us on an incremental basis throughout the Term. Pursuant to the lease, we have agreed to pay base rent of $22,911.75 per month during the first year of the Term, increasing on an incremental basis each subsequent year of the Term, as well as traditional lease expenses including, certain taxes, operating expenses and utilities.

We continue to maintain premises in Tel Aviv, Israel, where we lease a 1,700 square meter office and manufacturing facility that has the capacity to manufacture and assemble 2,000 stents per month, based upon the production schedule of one shift per day. We believe that our current facility is sufficient to meet anticipated future demand by adding personnel to the current staff. Additionally, we can add a working shift to our current production schedule.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been quoted on the Nasdaq Capital Market (“Nasdaq”) since May 21, 2021, under the symbol “NSPR.” The last reported sales price of our common stock on the Nasdaq on March 10, 2025, was $2.82  per share.

Record Holders

As of March 12, 2025, we had 293  stockholders of record of our common stock. This figure includes an indeterminate number of stockholders who hold their shares in “street name.”

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

Overview

We are a medical device company focusing on the development and commercialization of products for the treatment of carotid artery disease and other vascular disease, including our proprietary CGuard™ stent platform. A stent is an expandable scaffold-like device, usually constructed of a metallic material, that is inserted into the lumen of an artery to create patency and improved blood flow. A sleeve of MicroNet™ mesh is attached over a stent to provide embolic protection both during and after stenting procedures.

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

In November 2023, we announced positive 30-day follow up results from the C-GUARDIANS trial in which stenting with the C-Guard Carotid Stent System in patients with carotid artery stenosis and at high risk for carotid endarterectomy had a DSMI rate of 0.95%, measured from the date of the procedure through 30 days follow-up post-procedure. In May 2024, we announced positive one-year follow up results from the C-GUARDIANS trial, with a rate of 30-day DSMI and ipsilateral stroke between 31 and 365 days of 1.95%

These data were used tothat may support the PMA submission in September 2024 with a view to potential FDA approval of the CGuard Prime carotid stent system in the first half of 2025.

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

Following the announcement of the one year follow up study results from the Company’s C-GUARDIANS trial, Series H Warrants to purchase 12,914,086 shares of common stock were exercised in full into 292,996 of shares of common stock and pre-funded warrants to purchase 12,621,090 shares of common stock. The net proceeds to the Company from the exercise of the Series H Warrants were $16.9 million, after deducting placement agent fees. The Series H warrants, each exercisable at $1.3827 per common share and $1.3826 per pre-funded warrant, were issued as part of the private placement financing that the Company consummated on May 15, 2023. In connection with the exercise of the Series H Warrants, we also paid LifeSci Capital LLC, a placement fee equal to 5.6% of the aggregate gross proceeds from such exercise, or approximately $1.0 million.

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

Use of estimates

As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to the determination of the lease terms in operating leases.

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

Results of Operations

Twelve months ended December 31, 2024 compared to the twelve months ended December 31, 2023

Revenues. For the twelve months ended December 31, 2024, revenue increased by $804,000, or 13.0%, to $7,009,000, from $6,205,000 during the twelve months ended December 31, 2023. This increase was predominantly driven by growth in existing and new markets.

With respect to regions, the increase in revenue was primarily attributable to a $772,000 increase in Europe, a $141,000 increase in Asia and a $14,000 increase in the Middle East. This growth was mainly due to growth in existing and new markets. This increase was offset by a $103,000 decline in clinical revenue in the U.S . mainly driven by the completion in June 2023 of the enrollment of patients in our CGuardians IDE clinical trial as well as a $20,000 decline in other markets.

Gross Profit. For the twelve months ended December 31, 2024, gross profit (revenue less cost of revenues) decreased by 16.7%, or $301,000, to $1,506,000, compared to a gross profit of $1,807,000 for the same period in 2023. This decrease in gross profit resulted from an increase in cost of goods sold of $1,105,000. This increase was primarily due to an $891,000 increase in material and labor costs, driven mainly from higher sales volume, and increased compensation expense for new and current employees. In addition, there were an additional $214,000 other cost of goods sold related expenses. The increase of cost of goods sold was offset by the increase in revenues of $804,000 as described above. Gross margin (gross profits as a percentage of revenue) decreased to 21.5% during the year ended December 31, 2024, from 29.1% during the year ended December 31, 2023, driven by the factors mentioned above.

Research and Development Expenses. For the twelve months ended December 31, 2024, research and development expenses increased by 70.8%, or $5,653,000, to $13,634,000, from $7,981,000 during the twelve months ended December 31, 2023. This increase resulted primarily from an increase in compensation expenses of $2,705,000, mainly due to an increase of share-based compensation-related expenses and due to hiring personnel in connection with our expansion plans in the United States, an increase of $1,379,000 of SwitchGuard NPS development and regulatory cost, $961,000 related to clinical trials for CGuardians II and CGuardians III, an increase of $914,000 related to CGuard Prime product preparation expenses for the anticipated U.S. commercial launch of CGuard Prime, an increase of $448,000 related to an early feasibility study of CGuard Prime for the treatment of acute stroke patients with tandem lesions, an increase of $239,000 related to the establishment of operations in the United States and an increase of $71,000 in miscellaneous expenses. These increases were offset by a decrease of $1,064,000 in expenses associated with the C-Guardians FDA Study as the one-year follow-up finalized in the second quarter of 2024 and the submission this quarter of the PMA application to the U.S. FDA.

Selling and Marketing Expenses. For the twelve months ended December 31, 2024, selling and marketing expenses increased by 57.0%, or $2,204,000 to $6,069,000, from $3,865,000 during the twelve months ended December 31, 2023. This increase resulted primarily from an increase in compensation expenses of $1,870,000 as we build our commercial sales force in the United States in anticipation for FDA approval, an increase of $254,000 of promotional activities and an increase of $80,000 in miscellaneous expenses.

General and Administrative Expenses. For the twelve months ended December 31, 2024, general and administrative expenses increased by 37.8%, or $4,202,000, to $15,306,000, from $11,104,000 during the twelve months ended December 31, 2023. The increase was primarily driven by a $3,113,000 increase in share-based compensation expenses, a $877,000 increase in salary expenses and related accruals (mainly due to expected severance payments accrued for following the CFO’s announced retirement, new hires for our Miami headquarters, and salary increases), and a $284,000 increase in employee headhunting fees. These increases were offset by a $72,000 decrease in miscellaneous expenses.

Financial Income, net. For the twelve months ended December 31, 2024, financial income increased by $265,000, to $1,557,000 from $1,292,000 during the twelve months ended December 31, 2023. The increase in financial income primarily resulted from a $293,000 increase in interest income from investment in marketable securities, money market funds and short-term bank deposits.

Tax Expenses. For the twelve months ended December 31, 2024, tax decreased by $6,000 compared to the twelve months ended December 31, 2023. Our expenses for income taxes reflect primarily the tax liability due to potential tax exposure.

Net Loss. Our net loss increased by $12,089,000, or 60.7%, to $32,005,000 for the twelve months ended December 31, 2023, from $19,916,000 during the twelve months ended December 31, 2023. The increase in net loss resulted primarily from an increase of $12,059,000 in operating expenses.

Liquidity and Capital Resources

We had an accumulated deficit as of December 31, 2024, of $254 million, as well as a net loss of $32.0 million and negative operating cash flows. We expect to continue incurring losses and negative cash flows from operations until our product, CGuard EPS, reaches commercial profitability. As a result of these expected losses and negative cash flows from operations, along with our current cash position, we believe we do not have sufficient resources to fund operations for at least the next 12 months. Therefore, there is substantial doubt about our ability to continue as a going concern.

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

In May 2024, we entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Piper Sandler & Co., as sales agent (“Piper Sandler”), pursuant to which we may offer and sell from time to time, at our option, through or to Piper Sandler shares of our common stock having an aggregate offering price of up to $17 million (the “ATM Facility”). We will pay Piper Sandler a commission at a fixed rate of 3.0% of the aggregate gross proceeds from each sale of the shares under the Distribution Agreement. As of the date hereof, we sold 845,399 shares pursuant to the Distribution Agreement for aggregate gross proceeds of approximately $2,199,395.

Twelve months ended December 31, 2024 compared to the twelve months ended December 31, 2023

General. At December 31, 2024, we had cash and cash equivalents of $18,916,000 and marketable securities of $15,721,000 as compared to $9,640,000 of cash and cash equivalents and $29,383,000 marketable securities as of December 31, 2023. We have historically met our cash needs through a combination of issuing new shares, borrowing activities and product sales. Our cash requirements are generally for research and development, marketing and sales activities, finance and administrative cost, capital expenditures and general working capital.

For the twelve months ended December 31, 2024, net cash used in our operating activities increased by $5,492,000 to $21,868,000, from $16,376,000 during the same period in 2023. The primary reason for the increase in cash used in our operating activities was an increase of $4,409,000   in payments for third party related expenses and for professional services, an increase of $2,518,000 in salary and bonus payments from $9,495,000 in the twelve months ended December 31, 2023 to $12,013,000 during the same period in 2024, offset, in part, by an increase of $1,746,000 in payments received from customers to $7,216,000 during the twelve months ended December 31, 2024, from $5,470,000 during the same period in 2023 and an decrease of $311,000 in interest income received from marketable securities and money market funds.

Cash provided by our investing activities was $12,641,000 during the twelve months ended December 31, 2024, compared to cash used by our investing activities of $16,092,000 during the twelve months ended December 31, 2023. The primary reason for the increase in cash provided by our investing activities is proceeds from matured marketable securities, net of withdrawal of $43,200,000, offset by a decrease in withdrawal from short-term bank deposits, net of investment in short-term deposits, of $13,000,000, an increase in an investment in long- term lease deposits of $426,000 and an increase of $1,021,000 in payments made for purchase of property, plant and equipment during the twelve months ended December 31, 2024.

Cash provided by financing activities for the twelve months December 31, 2024, was $18,452,000. The principal source of the cash provided by financing activities during the twelve months ended December 31, 2024 were the proceeds from exercise of warrants of $16,854,000 net of issuance costs and funds received from our ATM Facility that resulted in approximately $1,598,000 of aggregate net proceeds. Cash provided by financing activities for the twelve months ended December 31, 2023, was $37,534,000. The principal source of the cash provided by financing activities during the twelve months ended December 31, 2023, were the proceeds from the Private Placement Offering in May 2023.

Contractual Obligations

Operating lease payments represent our commitment for future rent made under non-cancelable lease for our offices in the U.S. and Israel. The total future payments for our operating lease obligation at December 31, 2024 were approximately $2,939,000. For additional details regarding our lease, see Note 7 to our consolidated financial statements included in this Annual Report on Form 10-K.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The following financial statements are included as part of this Report (See Item 15):

●	Report of Kesselman & Kesselman, Independent Registered Public Accounting Firm (PCAOB name: Kesselman & Kesselman C.P.A.s and PCAOB ID: 1309)
●	Consolidated Balance Sheets as of December 31, 2024 and 2023
●	Consolidated Statements of Operations for the Years Ended December 31, 2024 and 2023
●	Consolidated Statements of Changes in Equity for the Years Ended December 31, 2024 and 2023
●	Consolidated Statements of Cash Flows for the Years Ended December 31, 2024 and 2023
●	Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures”, as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K. The disclosure controls and procedures evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

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

Management, including our chief executive officer and our chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework 2013. Based on its assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Insider Trading Plans and Arrangements

During the quarter ended December 31, 2024, none of our directors or officers notified us that they adopted, modified or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement as defined in Item 408(a) of Regulation S-K.

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

Insider Trading Policy

We have adopted a statement of trading policies that governs the trading in our securities by our directors, officers and certain other covered persons, and which is reasonably designed to promote compliance with applicable insider trading laws, rules and regulations, and any listing standards applicable to the Company. A copy of the Insider Trading Policy is included as Exhibit 19.1 to this annual report. In addition, with regard to any trading in our own securities, it is our policy to comply with the federal securities laws and the applicable exchange listing requirements.

Clawback Policy

We have adopted an Executive Officer Clawback Policy (the “Clawback Policy”), in accordance with the Nasdaq listing standards and Exchange Act Rule 10D-1, which applies to our current and former executive officers. Under the Clawback Policy, we are required to recoup the amount of any Erroneously Awarded Compensation (as defined in the Clawback Policy) on a pre-tax basis within a specified lookback period in the event of any Accounting Restatement (as defined in the Clawback Policy), subject to limited impracticability exception.

Other Information

The remaining information required by this Item 10 will be included in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 will be included in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Documents filed as part of report:

1. Financial Statements

The following financial statements are included herein:

●	Report of Kesselman & Kesselman, Independent Registered Public Accounting Firm (PCAOB name: Kesselman & Kesselman C.P.A.s and PCAOB ID: 1309)
●	Consolidated Balance Sheets as of December 31, 2024 and 2023
●	Consolidated Statements of Operations for the Years Ended December 31, 2024 and 2023
●	Consolidated Statements of Changes in Equity for the Years Ended December 31, 2024 and 2023
●	Consolidated Statements of Cash Flows for the Years Ended December 31, 2024 and 2023
●	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

None

3. Exhibits

See Index to Exhibits

Item 16. Form 10-K Summary

Not applicable.

Index to Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2015)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2021).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 25, 2016)

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 29, 2016)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 15, 2017)

3.6	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 29, 2017)

3.7	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 12, 2017)

3.8	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 7, 2018)

3.9	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 1, 2018)

3.10	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 3, 2018)

3.11	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc., dated March 27, 2019 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 28, 2019)

3.12	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc., dated April 14, 2021 (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2021)

3.13	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 5, 2013)

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed on March 5, 2024)

10.1+	Form of Indemnity Agreement between InspireMD, Inc. and each of the directors and executive officers thereof (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.2+	InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2013)

10.3+	Amended and Restated Employment Agreement, dated May 5, 2014, by and between InspireMD, Inc. and Craig Shore (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2014)

10.4+	First Amendment to the InspireMD, Inc. Amended and Restated 2011 UMBRELLA Option Plan (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2014)

10.5+	Form of Incentive Stock Option Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.6+	Form of Nonqualified Stock Option Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.3 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.7+	Form of Restricted Stock Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.4 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.8+	Form of Restricted Stock Unit Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.5 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.9+	Form of Section 3(i) Stock Option Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (Israeli) (incorporated by reference to Exhibit 99.6 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.10+	Form of Section 102 Capital Gain Stock Option Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (Israeli) (incorporated by reference to Exhibit 99.7 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.11+	Form of Section 102 Capital Gain Restricted Stock Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (Israeli) (incorporated by reference to Exhibit 99.8 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.12+	Form of Stock Option Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (European) (incorporated by reference to Exhibit 99.9 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.13+	Form of Restricted Stock Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (European) (incorporated by reference to Exhibit 99.10 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.14+	Form of Stock Option Award Agreement outside the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.11 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.15+	First Amendment to Amended and Restated Employment Agreement, dated January 5, 2015, by and between InspireMD, Inc. and Craig Shore (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2015)

10.16+	First Amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 9, 2015)

10.17+	Second Amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 25, 2016)

10.18+	Second Amendment to Amended and Restated Employment Agreement, dated July 25, 2016, by and between InspireMD, Inc. and Craig Shore agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 29, 2016)

10.19+	Third Amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 29, 2016)

10.20+	Director Offer Letter, between InspireMD, Inc. and Thomas J. Kester, dated September 6, 2016

10.21+	Fourth Amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 26, 2018)

10.22+	Fifth Amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 21, 2019)

10.23+	Third Amendment to Amended and Restated Employment Agreement, dated March 25, 2019, by and between InspireMD, Inc. and Craig Shore (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 28, 2019)

10.24+	Employment Agreement, dated December 9, 2019, by and between the Company and Marvin Slosman (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 10, 2019).

10.25+	First Amendment to Employment Agreement, dated December 31, 2019, by and between the Company and Marvin Slosman (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 6, 2020).

10.26+	Nonqualified Stock Option Agreement, by and between the Company and Marvin Slosman (incorporated by reference to Exhibit 10.60 to the Annual Report on Form 10-K filed on March 10, 2020)

10.27+	Restricted Stock Unit Award agreement, by and between the Company and Marvin Slosman (incorporated by reference to Exhibit 10.61 to the Annual Report on Form 10-K filed on March 10, 2020)

10.28	Form of Series F Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on June 1, 2020 (File No. 333-238247)).

10.29	Form of Underwriter Warrant (incorporated by reference to Exhibit 1.1 to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on June 1, 2020 (File No. 333-238247))

10.30	Form of Series G Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on February 3, 2021 (File No. 333-238247))

10.31	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on February 3, 2021 (File No. 333-238247))

10.32+	Sixth Amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 31, 2020)

10.33+	Seventh Amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 9, 2021)

10.34+	First Amendment to Employment Agreement, dated November 8, 2021, by and between InspireMD, Inc. and Marvin Slosman (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 8, 2021).

10.35+	Fifth Amendment to Employment Agreement, dated November 4, 2021, by and between InspireMD, Inc. and Craig Shore (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 8, 2021).

10.36+	Sixth Amendment to Employment Agreement, dated January 17, 2022, by and between InspireMD, Inc. and Craig Shore (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K filed on March 7, 2022)

10.37+	2021 Equity Compensation Plan (incorporated by reference to Annex A to the registrant’s Proxy Statement on Schedule 14A filed with the Commission on August 12, 2021).

10.38+	Form of Nonqualified Stock Option Agreement for U.S. employees under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.53 to the Annual Report on Form 10-K filed on March 7, 2022)

10.39+	Form of Nonqualified Stock Option Agreement for European employees under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K filed on March 7, 2022)

10.40+	Form of Nonqualified Stock Option Agreement for consultants under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K filed on March 7, 2022)

10.41+	Form of Nonqualified Stock Option Agreement for Israeli employees under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K filed on March 7, 2022)

10.42+	Form of Nonqualified Stock Option Agreement for U.S. directors under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.57 to the Annual Report on Form 10-K filed on March 7, 2022)

10.43+	Form of Restricted Stock Award Agreement for U.S. employees under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.58 to the Annual Report on Form 10-K filed on March 7, 2022)

10.44+	Form of Restricted Stock Award Agreement for U.S. directors under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.59 to the Annual Report on Form 10-K filed on March 7, 2022)

10.45+	Form of Restricted Stock Award Agreement for Israeli employees under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.60 to the Annual Report on Form 10-K filed on March 7, 2022)

10.46+	Form of Restricted Stock Award Agreement for European employees under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.61 to the Annual Report on Form 10-K filed on March 7, 2022)

10.47+	Form of Restricted Stock Unit Award Agreement under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.62 to the Annual Report on Form 10-K filed on March 7, 2022)

10.48+	Third Amendment to Employment Agreement, dated January 5, 2023, by and between InspireMD, Inc. and Marvin Slosman (incorporated by reference to Exhibit 10.64 to the Annual Report on Form 10-K filed on March 30, 2023)

10.49+	Seventh Amendment to Employment Agreement, dated January 18, 2023, by and between InspireMD, Inc. and Craig Shore (incorporated by reference to Exhibit 10.65 to the Annual Report on Form 10-K filed on March 30, 2023)

10.50+^	Employment Agreement, dated November 2, 2020, by and between the Company and Andrea Tommasoli (incorporated by reference to Exhibit 10.66 to the Annual Report on Form 10-K filed on March 30, 2023)

10.51	Form of Securities Purchase Agreement dated as of May 12, 2023 between the Company and purchaser identified therein (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated May 15, 2023)

10.52	Form of Pre-Funded Warrant dated May 15, 2023 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated May 15, 2023)

10.53	Form of Series H Warrant dated May 15, 2023 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K dated May 15, 2023)

10.54	Form of Series I Warrant dated May 15, 2023 (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K dated May 15, 2023)

10.55	Form of Series J Warrant dated May 15, 2023 (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K dated May 15, 2023)

10.56	Form of Series K Warrant dated May 15, 2023 (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K dated May 15, 2023)

10.57	Form of Registration Rights Agreement dated as of May 12, 2023 between the Company and purchaser identified therein (incorporated by reference to Exhibit 10.7 of the Current Report on Form 8-K dated May 15, 2023)

10.58+	Fourth Amendment to Employment Agreement, dated August 14, 2020, by and between InspireMD, Inc. and Craig Shore (incorporated by reference to Exhibit 10.62 to the Annual Report on Form 10-K filed on March 5, 2024)

10.59+	Fourth Amendment to Employment Agreement, dated April 1, 2024, by and between InspireMD, Inc. and Marvin Slosman (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated April 2, 2024)

10.60+	Eighth Amendment to Employment Agreement, dated April 1, 2024, by and between InspireMD, Inc. and Craig Shore (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated April 2, 2024)

10.61	Equity Distribution Agreement by and between InspireMD, Inc. and Piper Sandler & Co., dated May 31, 2024 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated May 31, 2024)

10.62	InspireMD, Inc. 2024 Inducement Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated October 1, 2024)

10.63	Form of Inducement Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated October 1, 2024)

10.64	Form of Inducement Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K dated October 1, 2024)

10.65	Form of Inducement Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K dated October 1, 2024)

10.66	Lease Agreement, dated October 9, 2024, by and between InspireMD, Inc. and ROIB Waterford, LLC (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated October 15, 2024)

10.67+	Ninth Amendment to Employment Agreement, dated December 10, 2024, by and between InspireMD, Inc. and Craig Shore (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated December 12, 2024)

10.68*	Employment Agreement, dated February 12, 2023, by and between InspireMD, Inc. and Shane Gleason

19.1*	Insider Trading Policy

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

23.1*	Consent of Kesselman & Kesselman, Certified Public Accountants

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	InspireMD, Inc. Executive Officer Clawback Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed on March 5, 2024)

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

INSPIREMD, INC.

Date: March 12, 2025	By:	/s/ Marvin Slosman
Marvin Slosman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marvin Slosman	President, Chief Executive Officer and Director	March 12, 2025
Marvin Slosman	(principal executive officer)

/s/ Craig Shore	Chief Financial Officer, Chief Administrative Officer, Secretary and Treasurer	March 12, 2025
Craig Shore	(principal financial and accounting officer)

/s/ Paul Stuka	Chairman of the Board of Directors	March 12, 2025
Paul Stuka

/s/ Michael Berman	Director	March 12, 2025
Michael Berman

/s/ Thomas J. Kester	Director	March 12, 2025
Thomas J. Kester

/s/ Gary Roubin	Director	March 12, 2025
Gary Roubin

/s/ Kathryn Arnold	Director	March 12, 2025
Kathryn Arnold

/s/ Scott R. Ward	Director	March 12, 2025
Scott R. Ward

INSPIREMD, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2024

Report of Independent Registered Public Accounting Firm

To the board of directors and shareholders of InspireMD Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of InspireMD Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in equity and cash flows for each of the two years ended December 31,2024, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Kessleman & Kesselman

Kesselman & Kesselman

Certified Public Accountants (Isr.)

A member of PricewaterhouseCoopers International Limited

Tel-Aviv, Israel

March 12, 2025

We have served as the Company’s auditor since 2010

INSPIREMD, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands and except share and per share data)

	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,916	$9,640
Marketable securities	15,721	29,383
Accounts receivable:
Trade, net	1,572	1,804
Other	682	648
Prepaid expenses	1,060	578
Inventory	2,570	2,106
TOTAL CURRENT ASSETS	40,521	44,159

NON-CURRENT ASSETS:
Long term deposit	426	-
Property, plant and equipment, net	2,371	1,060
Operating lease right of use assets	2,360	1,473
Fund in respect of employee rights upon retirement	1,129	951
TOTAL NON-CURRENT ASSETS	6,286	3,484
TOTAL ASSETS	$46,807	$47,643

	December 31,
	2024	2023
LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	1,254	939
Other	6,424	5,081
TOTAL CURRENT LIABILITIES	7,678	6,020

LONG-TERM LIABILITIES:
Operating lease liabilities net of current maturities	1,796	1,038
Liability for employee rights upon retirement and others	1,247	1,084

TOTAL LONG-TERM LIABILITIES	3,043	2,122

TOTAL LIABILITIES	10,721	8,142

COMMITMENTS AND CONTINGENT LIABILITIES (Note 8)
EQUITY:

Common stock, par value $0.0001 per share; 150,000,000 shares authorized at December 31, 2024 and 2023; 26,611,033 and 21,841,215 shares issued and outstanding at December 31, 2024 and 2023, respectively	3	2
Preferred C shares, par value $0.0001 per share; 1,172,000 shares authorized at December 31, 2024 and 2023; 1,718 shares issued and outstanding at December 31, 2024 and 2023;	*	*
Additional paid-in capital	289,589	261,000
Accumulated deficit	(253,506)	(221,501)
Total equity	36,086	39,501
Total liabilities and equity	$46,807	$47,643

*	Represents an amount less than $1

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023

REVENUES	$7,009	$6,205
COST OF REVENUES	5,503	4,398
GROSS PROFIT	1,506	1,807
OPERATING EXPENSES:
Research and development	13,634	7,981
Selling and marketing	6,069	3,865
General and administrative	15,306	11,104
Total operating expenses	35,009	22,950
LOSS FROM OPERATIONS	(33,503)	(21,143)
FINANCIAL INCOME, net:	1,557	1,292
LOSS BEFORE TAX EXPENSES	(31,946)	(19,851)
TAX EXPENSES	59	65
NET LOSS	$(32,005)	$(19,916)
NET LOSS PER SHARE - basic and diluted	(0.76)	(0.82)
WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES USED IN COMPUTING NET LOSS PER SHARE - basic and diluted	41,928,360	24,268,181

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. dollars in thousands, except share data)

	Common stock		Preferred C shares		Additional paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	capital	deficit	equity

BALANCE as of January 1, 2023	8,330,918	1	1,718	*	218,977	(201,585)	17,393
Net loss						(19,916)	(19,916)
Exercise of pre-funded warrants	307,260	*				-	-
Issuance of common shares, pre-funded warrants and warrants, net of $4,635 issuance costs	10,266,270	1			37,533		37,534
Share-based compensation related to stock, restricted stock, restricted stock units and stock options award, net of forfeitures of 29,695 shares	2,936,767	*			4,490		4,490
BALANCE as of December 31, 2023	21,841,215	2	1,718	*	261,000	(221,501)	39,501

*	Represents an amount less than $1

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. dollars in thousands, except share data)

	Common stock		Preferred C shares		Additional paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	capital	deficit	equity

BALANCE as of January 1, 2024	21,841,215	2	1,718	*	261,000	(221,501)	39,501
Net loss						(32,005)	(32,005)
Exercise of pre-funded warrants	1,728,382	*					*
Exercise of Warrants Series H to 12,621,090 pre-funded warrants and 292,996 common stock, net of $1,000 issuance costs	292,996	1			16,853		16,854
Issuance of common stock, included at the market offering net of $81 issuance costs	647,277	*			1,598		1,598
Share-based compensation related to stock, restricted stock, restricted stock units and stock options award, net of forfeitures of 128,660 shares	2,101,163	*			10,138		10,138
BALANCE as of December 31, 2024	26,611,033	3	1,718	*	289,589	(253,506)	36,086

*	Represents an amount less than $1

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Year ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,005)	$(19,916)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	280	232
Gain from sale of property, plant and equipment	-	(6)
Change in fair value of markable securities, net of interest received	(894)	(739)
Change in liability for employees rights upon retirement	163	89
Other financial expense (income)	(51)	58
Change in operating right of use asset and operating leasing liability	(144)	62
Share-based compensation expenses	10,138	4,490
Decrease in interest receivable on short term deposits	-	171
Gain on amounts funded in respect of employee rights upon retirement, net	(91)	(16)
Changes in operating asset and liability items:
Decrease (increase) in prepaid expenses	(482)	77
Decrease (increase) in trade receivables	232	(770)
Increase in other receivables	(34)	(435)
Increase in inventory	(464)	(485)
Increase in trade payables	315	280
Increase in other payables	1,169	532
Net cash used in operating activities	(21,868)	(16,376)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,402)	(381)
Proceeds from sale of property, plant and equipment	-	12
Investment in long-term deposit	(426)	-
Investment in short-term bank deposits	-	(5,500)
Investments in marketable securities	(14,444)	(34,644)
Proceeds from matured marketable securities	29,000	6,000
Amounts funded in respect of employee rights upon retirement	(87)	(79)
Withdrawal from short-term bank deposits	-	18,500
Net cash provided by (used in) investing activities	12,641	(16,092)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants, net of $1,000 issuance costs	16,854	-
Proceeds from issuance of shares and warrants, net of $81 and $4,635 issuance costs, respectively	1,598	37,534
Net cash provided by (used in) financing activities	18,452	37,534
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	51	(58)
INCREASE IN CASH AND CASH EQUIVALENTS	9,276	5,008
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	9,640	4,632
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF YEAR	18,916	$9,640
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of right-of-use assets by means of lease liabilities	1,344	419
Non-cash lease incentive		45
Decrease in right-of-use assets and lease liabilities due to shortening lease term	-	131
Non-cash purchase of property and equipment	189	-

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

a.	General

InspireMD, Inc., a Delaware corporation (the “Company”), together with its subsidiaries, including InspireMD Ltd., an Israeli corporation, and InspireMD GmbH, a German corporation, is a medical device company focusing on the development and commercialization of products for the treatment of carotid artery disease and other vascular disease, including the Company’s proprietary CGuard™ stent platform. A stent is an expandable scaffold-like device, usually constructed of a metallic material, that is inserted into the lumen of an artery to create patency and improved blood flow. A sleeve of MicroNet™ mesh is attached over a stent to provide embolic protection both during and after stenting procedures.

The Company’s carotid product (CGuard™ EPS) combines MicroNet and a self-expandable nitinol stent in a single device to treat carotid artery disease.

The Company markets its products through distributors in international markets, mainly in Europe, and is seeking FDA approval for its CGuard Prime carotid stent system to enter the U.S. market.

b.	Liquidity

The Company has an accumulated deficit as of December 31, 2024, as well as a history of net losses and negative operating cash flows. The Company expects to continue incurring losses and negative cash flows from operations until its product, CGuard™ EPS, reaches commercial profitability. As a result of these expected losses and negative cash flows from operations, along with the Company’s current cash position, the Company does not have sufficient resources to fund operations for at least the next 12 months. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Management’s plans include the continued commercialization of the Company’s product and raising capital through the sale of additional equity securities, debt or capital inflows from strategic partnerships and exercises of warrants. There are no assurances however, that the Company will be successful in obtaining the level of financing needed for its operations. If the Company is unsuccessful in commercializing its products and raising capital, it may need to reduce activities, curtail or cease operations.

c.	Risks Related to the Company’s Operations in Israel

In October 2023, Israel was attacked by a terrorist organization and entered a state of war on several fronts. As of the date of these consolidated financial statements, sustained conflict in the region is ongoing and Israel has entered into certain ceasefires, the results of which are uncertain. The Company operations, including its production facility, are located in Israel. Currently, such activities in Israel remain largely unaffected.

During the years ended December 31, 2024 and 2023, the impact of this war on the Company’s results of operations and financial condition was immaterial, but such impact may increase, which could be material, as a result of the continuation, escalation or expansion of such war.

d.	Risks Related to the Geopolitical and Military Tensions Between Russia and Ukraine in Europe

The Company derived approximately 14.5% and 13.5% in the years ended December 31, 2024 and 2023, respectively, of total sales in Russia and Belarus. The escalation of geopolitical instability in Russia and Ukraine as well as currency fluctuations in the Russian Ruble could negatively impact the Company’s operations, sales, and future growth prospects in that region.

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

As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to the determination of the lease terms in operating leases.

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

  d. Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. As of December 31, 2024 and 2023, cash and cash equivalents consisted of cash, short-term deposits (up to three months from the date of deposit) and money market funds.

  e. Marketable securities

Marketable securities consist of debt securities. The Company elected the fair value option to measure and recognize its investments in debt securities in accordance with ASC 825, Financial Instruments as the Company manages its portfolio and evaluates the performance on a fair value basis. Changes in fair value, realized gains and losses on sales of marketable securities, are reflected in the consolidated statements of operation as finance expense (income), net.

Marketable securities are classified under current assets in the consolidated balance sheets as they represent the investment of funds available for the Company’s current operations.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

  f. Concentration of credit risk and allowance for doubtful accounts

Financial instruments that may potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, marketable securities and long-term deposits, which are deposited in major financially sound institutions in the U.S. Israel and Germany, and trade accounts receivable and other receivables. The Company’s trade accounts receivable is derived from revenues earned from customers from various countries. The Company performs ongoing credit evaluations of its customers’ financial condition and, requires no collateral from its customers. The Company also has a credit insurance policy for some of its customers. The Company maintains the allowance for estimated losses resulting from the inability of the Company’s customers to make required payments. The allowance represents the current estimate of lifetime expected credit losses over the remaining duration of existing accounts receivable considering current market conditions and supportable forecasts when appropriate. The estimate is a result of the Company’s ongoing evaluation of collectability, customer creditworthiness, historical levels of credit losses, and future expectations. The allowance for expected credit losses was immaterial during the periods presented.

  g. Inventory

Inventories are stated at the lower of cost (cost is determined on a “first-in, first-out” basis) or net realizable value. The Company’s inventories generally have a limited shelf life and are subject to impairment as they approach their expiration dates. The Company regularly evaluates the carrying value of its inventory and when, based on such evaluation, factors indicate that impairment has occurred, the Company impairs the inventories’ carrying value. There were no impairments or inventory allowances during the years ended December 31, 2024 and 2023.

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

Revenue from sales of goods, including sales to distributors, is recognized when the customer obtains control of the product, once the Company has a present right to payment and the customer has legal title, and risks and rewards of ownership are obtained by the customer. Generally, this occurs when products are shipped. In few cases when products are directly sold to medical centers on consignment basis, revenue is recognized when the product is consumed.

The Company recognizes the incremental costs of obtaining contracts as an expense since the amortization period of the assets that the Company otherwise would have recognized is one year or less. The costs are recorded under selling and marketing expenses. Disaggregated revenue is disclosed in Note 13.

The Company recognizes revenue net of value added tax (VAT).

  l. Research and development costs

Research and development costs, including the costs of the Company’s U.S.-based clinical trial costs which were approximately $3,815 and $3,300 thousand for the years ended December 31, 2024 and 2023, respectively, are charged to the consolidated statements of operations as incurred.

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

In addition, some of our share-based awards to service providers are performance based, i.e., the vesting of these awards depends upon achieving certain goals. The Company recognizes compensation expenses for awards with performance conditions when the company concludes that it is probable that the performance condition will be achieved.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

  n. Uncertain tax positions

The Company follows a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit. If under the first step a tax position is assessed to be more likely than not of being sustained on audit, the second step is performed, under which the tax benefit is measured as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Such liabilities are classified as long-term, unless the liability is expected to be resolved within twelve months from the balance sheet date. The Company’s policy is to include interest related to unrecognized tax benefits within “Financial income - net”.

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

The Company may incur an additional tax liability in the event of intercompany dividend distributions by its subsidiaries. Such additional tax liability in respect of these foreign subsidiaries has not been provided for in these consolidated financial statements as it is the Company’s policy to permanently reinvest the subsidiaries’ earnings and to consider distributing dividends only in connection with a specific tax opportunity that may arise.

Taxes that would apply in the event of disposal of investments in a foreign subsidiary have not been taken into account in computing the deferred taxes, as it is the Company’s intention to hold, and not to realize, these investments.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

  p. Advertising

Costs related to advertising and promotion of products are charged to sales and marketing expense as incurred. Advertising expenses were approximately $691 and $426 thousand for the years ended December 31, 2024 and 2023, respectively.

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

The total number of shares of common stock related to outstanding options, warrants, unvested restricted stock, unvested restricted stock units and Series C Preferred Stock, which were excluded from the calculations of diluted loss per share were 48,681,495 and 59,723,455 for the years ended December 31, 2024 and 2023, respectively. This amount includes 4,073,966 and 3,054,086 of unvested restricted stock included in the number of issued and outstanding shares as of December 31, 2024 and 2023, respectively.

For the years ended December 31, 2024 and 2023 the weighted average number of ordinary shares used in computing net loss per share - basic and diluted was as follows:

	2024	2023

Weighted average number of ordinary shares	20,501,816	14,606,248
Weighted average Vested restricted stock units	306,731	23,335
Weighted average Pre-funded Warrants	21,119,813	9,638,598
Total Weighted average number of ordinary shares used in computing net loss per share - basic and diluted	41,928,360	24,268,181

  r. Segment reporting

The Company has one operating and reportable segment. The Company has adopted the new accounting standard ASU 2023-07 “Segment Reporting: Improvements to Reportable Segment Disclosures” in 2024, see note 14.

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

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

t. Recently issued accounting pronouncement, not yet adopted

1)	In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the U.S. and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements and disclosures.

2)	In November 2024, the FASB issued ASU No. 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The ASU improves the disclosures about a public business entity’s expenses and provides more detailed information about the types of expenses in commonly presented expense captions. The amendments require that at each interim and annual reporting period an entity will, inter alia, disclose amounts of purchases of inventory, employee compensation, depreciation and amortization included in each relevant expense caption (such as cost of sales, SG&A and research and development). The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s financial statements and disclosures.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 3 – FAIR VALUE MEASUREMENTS

As of December 31, 2024 and 2023, the carrying amounts of accounts payable, accounts receivable and other receivables approximate their fair values due to the short-term maturities of these instruments.

The carrying amount of the long-term deposit approximates its fair value since it is measured at its present value applying prevailing interest rates, see note 7.

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows:

	As of December 31, 2024 ($ in thousands)
	Total	Level 1	Level 2	Level 3

Assets:
Cash equivalents-
Money market funds	$6,281	$6,281	$-	$-

Marketable securities-
U.S government bonds	$15,721	$-	$15,721	$-

	As of December 31, 2023 ($ in thousands)
	Total	Level 1	Level 2	Level 3

Assets:
Cash equivalents-
Money market funds	$7,094	$7,094	$-	$-

Marketable securities-
U.S. government bonds	$29,383	$-	$29,383	$-

The Company’s debt securities are classified within Level 1 and Level 2 because it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value.

The cost of marketable securities as of December 31, 2024 and 2023 is $15,277 and 28,727 thousand, respectively.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4 - MARKETABLE SECURITIES

The following table sets forth the Company’s marketable securities for the indicated period:

	December 31,
	2024	2023
	($ in thousands)
U.S. government bonds	$15,721	$29,383

The following table summarizes the fair value of the Company’s marketable securities classified by maturity as of December 31, 2024 and 2023:

	December 31,
	2024	2023
	($ in thousands)
Amounts maturing within one year	$15,721	$24,523
Amounts maturing after one year through two years	-	4,860
	$15,721	$29,383

The table below sets forth a summary of the changes in the fair value of the Company’s marketable securities for the years ended December 31, 2024 and 2023:

	2024	2023
	($ in thousands)

Balance at beginning of the year	$29,383	-
Additions	14,444	34,644
Maturity	(29,000)	(6,000)
Interest received	(299)	(38)
Changes in fair value during the year	1,193	777
Balance at end of the period	15,721	29,383

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

a.	Composition of assets, grouped by major classifications, is as follows:

	December 31,
	2024	2023
	($ in thousands)
Cost:
Computer equipment	$726	$425
Office furniture and equipment	464	249
Machinery and equipment	2,640	1,702
Leasehold improvements	861	724
	4,691	3,100
Less - accumulated depreciation and amortization	(2,320)	(2,040)
Net carrying amount	$2,371	$1,060

b.	Depreciation and amortization expenses totaled approximately $280,000 and $232,000 for the years ended December 31, 2024, and 2023, respectively, excluding fixed assets that the company purchased, which is awaiting FDA approval and, as a result, is not yet operational and not depreciated.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6 - LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT AND OTHERS

Israeli labor law generally requires payment of severance pay upon dismissal of an employee or upon termination of employment in certain other circumstances.

Pursuant to section 14 of the Israeli Severance Compensation Act, 1963, most of the Company’s employees are entitled to have monthly deposits, at a rate of 8.33% of their monthly salary, made in their name with insurance companies. Payments in accordance with section 14 relieve the Company from any future severance payments to these employees. The severance pay expenses for such employees were approximately $293,000 and $256,000 for the years ended December 31, 2024 and 2023, respectively.

The severance pay liability of the Company for the rest of its Israeli employees amounting to $1,224 thousand and $1,084 thousand for the years ended December 31, 2024 and 2023, respectively, reflects the undiscounted amount of the liability and is based upon the number of years of service and the latest monthly salary. The severance pay liability is partly covered by insurance policies and by regular deposits with recognized severance payment funds. The Company may only withdraw funds previously deposited for savings in connection with the payment of severance. The severance pay expenses for such employees were approximately $124,000 and $116,000 for the years ended December 31, 2024 and 2023, respectively.

NOTE 7 – LEASE AGREEMENTS

1)	On October 9, 2024, the Company entered into a lease agreement in Miami, Florida (the “U.S. Lease”) for the establishment of its new global headquarters.

The U.S. lease rent commences on the date that the landlord delivers the entire premises to the Company with (i) the landlord’s completion of the construction of Suite 280 and (ii) the construction of Suite 215 being substantially complete (the “Commencement Date”). The U.S. lease will be in effect until August 31, 2030, with an option for a five-year extension in accordance with the lease terms. However, the Company has determined that the lease renewal option is not reasonably certain to be exercised due to operational and strategic factors.

Under the U.S. Lease, the Company will pay the landlord a security deposit of $500 thousand. Provided the Company does not default, the security deposit will be refunded at specified intervals throughout the lease term. The present value of the deposit as of December 31, 2024, is $426 thousand, and it is classified as Long-term Deposit while the remaining is included as Operating Lease Right of Use Assets.

The Company took possession of Suite 215 as of November 1, 2024 (“Commencement Date”), and it expects to take possession of Suite 280 in May 2025 following the substantial completion of landlord improvements as outlined in the U.S. Lease.

2)	The Company’s Israeli subsidiary had a lease agreement for a facility in Israel (the “Israeli Lease”), which expired on December 31, 2022 with an option to extend the Israeli Lease for two additional years until December 31, 2024. On May 25, 2022 the Company amended the Israeli Lease and extended it until December 31, 2026 and also leased additional space in the facility.

On August 24, 2023, the Company amended the Israeli Lease, leasing additional space in the facility and shortened the lease term of another space in the building. The balances of right of use assets and lease liabilities increased due to the newly leased space and decreased due to the lease that was shortened.

On March 14, 2024, the Company amended the Israeli Lease, modifying the structure of the extension options. While the lease term currently extends through December 31, 2027, any extensions beyond this date are subject to the landlord’s approval and are not solely at the Company’s discretion.

In the fourth quarter of 2024, as part of the approval of the Company’s long term strategic production plan, the Company reassessed its long-term leasing strategy. Following this reassessment, the Company updated its assumption on the lease term for the Israeli premise and included the optional period until the end of 2027 within the lease term.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Operating lease cost for the years ended December 31, 2024 and 2023 in Tel-Aviv was $423 and $433 thousand respectively.

Operating lease cost for the years ended December 31, 2024 and 2023 in Miami was $34 thousand and $0 respectively.

In addition to the fixed lease payments in Miami, the Company incurred variable expenses related to the lease, including utilities, maintenance, and other common area costs, totaling approximately $21 thousand for the year ended December 31, 2024.

Supplemental information related to leases are as follows:

	December 31,
	2024	2023
	($ in thousands)
Operating lease right-of-use assets	2,360	1,473
Current Operating lease liabilities	(542)	(557)
Non-current operating lease liabilities	(1,796)	(1,038)

Other information:

Operating cash flows from operating leases (cash paid in thousands)	(745)	(429)
Weighted Average Remaining Lease Term	3.93	3
Weighted Average Discount Rate	11.82%	9.73%

Maturities of lease liabilities as of December 31, 2024 are as follows:

Amount
($ in thousands)
2025	571
2026	853
2027	922
2028	217
2029 onwards	376
Total lease payments	2,939
Less imputed interest	(601)
Total	2,338

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

In addition, the agreement stipulates that if the Distributor fails to obtain the Regulatory Approvals by the time stipulated in the agreement due to the failure of the clinical trials, and this Agreement was terminated as a result of such failure to obtain Regulatory Approvals, InspireMD shall reimburse Distributor in an amount which is 50% of Distributor’s direct out of pocket costs to 3rd parties for conducting the clinical trials, which reimbursement will not exceed USD 1,000,000. The consolidated financial statements include a liability, based on 50% of the Distributor costs incurred until December 31, 2024. The liability at December 31, 2023 and 2024 is immaterial.

NOTE 9 - EQUITY

a.	Share capital

The Company’s shares of common stock are listed on the Nasdaq Capital Market.

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

In 2024 and 2023, the Company issued a total of 1,728,382 and 307,260 shares of its common stock, respectively, in connection with the exercise of Pre-Funded Warrants to purchase 1,728,390 and 307,271, respectively, shares of common stock of which 200,000 and 307,271, respectively, Pre-Funded Warrants were exercised to 199,992 and 307,260 shares of its common stock on a cashless basis.As of December 31, 2024 and 2023, there are Pre-Funded Warrants to purchase an aggregate of 26,147,323 and 15,254,623, respectively shares of common stock outstanding.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

As of December 31, 2024 and 2023, there were 1,718 shares of Series C Preferred Stock outstanding, convertible into an aggregate of 7,952 shares of the Company’s common stock, with a total stated value of $10,997.

Exercise of Series H Warrant

The Series H Warrants had a term of the earlier of (i) five years from the date of issuance and (ii) (A) 20 trading days following the Company’s public release of primary and secondary end points related to one year follow up study results from the Company’s C-GUARDIANS pivotal trial.

Following the announcement on May 28, 2024 of the one year follow up study results from the Company’s C-GUARDIANS pivotal trial, the Series H Warrants were exercised in full into 292,996 shares of common stock and pre-funded warrants exercisable into 12,621,090 shares of common stock. The net proceeds to the Company from the exercise of the Series H Warrants were $16.9 million after deduction of placement agent fees of approximately $1 million. The Series H Warrants, each exercisable at $1.3827 per share of common stock and $1.3826 per pre-funded warrant, were issued as part of the Private Placement Offering.

ATM Offering

On May 31, 2024, the Company entered into an at-the-market (“ATM”) facility with Piper Sandler & Co. (“Piper”) pursuant to an Equity Distribution Agreement (the “Distribution Agreement”). In accordance with the Distribution Agreement, the Company is entitled, at its sole discretion, to offer and sell through or to Piper Sandler, acting as a sales agent, shares of its common stock having an aggregate offering price of up to $17.0 million throughout the period during which the ATM facility remains in effect. The Company has agreed to pay Piper a commission of 3.0% of the gross proceeds from the sale of shares of common stock under the ATM facility. For the year ended December 31, 2024, the net proceeds to the Company from the issuance of 647,277 shares of common stock were $1,598 thousand after deduction of issuance fees of approximately $81 thousand.

As of December 31, 2024, the Company has outstanding warrants to purchase an aggregate of 40,268,464 shares of common stock as follows:

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

During the years ended December 31, 2024 and 2023, a total of 213,458 and 54,135 warrants expired, respectively.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9 – EQUITY (continued):

b.	Share-Based Compensation

1)

On September 30, 2021, at the Company’s 2021 annual meeting of stockholders, the Company’s stockholders approved the 2021 Equity Incentive Plan.

The Company’s 2021 Equity Incentive Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly, in combination, or in tandem.

As of December 31, 2024, we had 9,237,869 shares of common stock available for future issuance under the 2021 Equity Incentive Plan.

2) On September 30, 2024, the compensation committee of the Company’s board of directors approved the InspireMD, Inc. 2024 Inducement Plan (the “2024 Inducement Plan”) to be used exclusively for grants of equity-based awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company.

As of December 31, 2024, the Company had 1,957,763 shares of common stock available for future issuance under the 2024 Inducement Plan.

3)	The following table summarizes information about stock options granted to employees:

	Year ended December 31
	2024		2023
		Weighted		Weighted
	Number of options	average exercise price	Number of options	average exercise price
Outstanding - beginning of the year	1,379,696	2.58	294,712	5.21
Granted	777,761	3.07	1,097,250	1.89
Forfeited	(3,314)	3.54	(12,266)	4.00
Outstanding- end of period	2,154,143	2.76	1,379,696	2.58
Exercisable at the end of the year	644,882	3.36	215,709	5.38

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

4)	The following table summarizes information about stock options granted to non-employees:

	Year ended December 31
	2024		2023
		Weighted		Weighted
	Number of options	average exercise price	Number of options	average exercise price
Outstanding - beginning of the year	791,669	2.06	166,669	3.37
Granted	125,000	2.37	625,000	1.71
Outstanding - end of period	916,669	2.10	791,669	2.06
Exercisable at the end of the year	387,333	2.37	84,667	3.42

5)	The following table summarizes information about restricted stock granted to employees:

	Year ended December 31
	2024	2023
	Number of restricted stock
Outstanding - beginning of the year	3,054,086	355,951
Granted	2,217,966	2,914,340
Forfeited	(128,660)	(29,695)
Vested	(1,069,428)	(186,510)
Outstanding - end of the year	4,073,964	3,054,086

6)	The following table summarizes information about RSUs granted to employees:

	Year ended December 31
	2024	2023
	Number of RSUs
Outstanding - beginning of the year	1,282,228	237,078
Granted	563,499	1,045,150
Outstanding - end of the year	1,845,727	1,282,228

7)	The following table provides additional information about all options outstanding and exercisable:

	Outstanding as of December 31, 2024
Exercise price	Options outstanding	Weighted average remaining contractual life (years)	Options exercisable
$1.15-3.14	2,686,358	8.56	704,641
$3.30-4.12	227,932	7.53	171,052
$4.95-10.05	152,469	6.00	152,469
$16.50	4,087	5.01	4,053
	3,070,846	8.35	1,032,215

The weighted average of the remaining contractual life of total vested and exercisable options as of December 31, 2024 was 7.73 years.

The aggregate intrinsic value of the total exercisable options as of December 31, 2024 was approximately $494,250.

The weighted average fair value of options granted to employees was $2.54 and $1.65 for the years ended December 31, 2024 and 2023, respectively. The weighted average fair value of options granted was estimated using the Black-Scholes option-pricing model.

The weighted average fair value of options granted to consultants was $1.87 and $1.50 for the years ended December 31, 2024 and 2023, respectively. The weighted average fair value of options granted was estimated using the Black-Scholes option-pricing model.

The weighted average fair value of restricted stock granted was $2.94 and $1.95 for the years ended December 31, 2024 and 2023, respectively.

The weighted average fair value of RSU granted was $3.14 and $1.76 for the years ended December 31, 2024 and 2023, respectively.

The vesting period for outstanding stock options, restricted stock, and RSUs is typically three years, with one-third of the awards vesting annually. The options and restricted stock to directors are subject to a one-year vesting period. Additionally, some of our share-based awards to service providers are performance-based, vesting upon the achievement of specified performance criteria related to clinical or marketing activities.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

8)	The following table sets forth the assumptions that were used in determining the fair value of options granted to employees and consultants for the year December 31, 2024 and 2023:

Year ended December 31
	2024	2023
Expected life	5.125-10 years	5.125-6.5 years
Risk-free interest rates	3.93%-4.44%	3.58%-4.73%
Volatility	91.82%-119.38%	109.62%-125.61%
Dividend yield	-	-

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

9)	As of December 31, 2024, the total unrecognized compensation cost on employee and non-employee stock options, restricted stock and RSUs, related to unvested stock-based compensation, amounted to approximately $7.29 million. This cost is expected to be recognized over a weighted-average period of approximately 0.85 years. This expected cost does not include the impact of any future stock-based compensation awards.

10)	The following table summarizes the allocation of total share-based compensation expense in the consolidated statements of operations:

	Year ended December 31
	2024	2023
	($ in thousands)
Cost of revenues	$256	$93
Research and development	2,412	649
Sales and marketing	1,025	416
General and administrative	6,445	3,332
	$10,138	$4,490

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10 – RELATED PARTIES TRANSACTIONS

1)	During the year ended December 31, 2023, a consulting company whose founder and chief executive officer is one of our board members provided certain marketing services in the amount of $788. No services were provided during the year ended December 31, 2024.

2)	On September 15, 2023, the board approved the company’s entry into a consultancy agreement (the “Consultancy Agreement”) with a member of the immediate family of the Company’s chief executive officer for certain administrative projects in connection with the Company’s expansion to the U.S. until a full-time Company employee is retained in such capacity. Pursuant to the Consultancy Agreement, the Company will pay a fixed hourly fee of $50 for a maximum of 20 hours per week and customary expenses. On July 1, 2024 the audit committee amended the Consultancy Agreement. Pursuant to the amended Consultancy Agreement, the Company will pay a fixed hourly fee of $100 for a maximum of 95 hours per month in an aggregate amount not to exceed $120,000, including expenses, for the subsequent twelve month period until June 30, 2025.

Consulting expenses for the years ended December 31, 2024 and 2023, were $75,522 and $11,440, respectively.

3)	Election to Receive Shares of Common Stock in lieu of Cash Compensation

During 2023, certain non-employee directors elected to receive all or a portion of their cash retainer amount in shares of the Company’s common stock under the 2021 Equity Incentive Plan. For a director that made that election, a stock award under the 2021 Equity Incentive Plan was paid quarterly on the first day of each next quarter (“Issuance Dates”) and became fully vested on the Issuance Dates. The stock award was determined by dividing (x) the product of the cash retainer amount and percentage of the cash retainer amount elected to be taken in shares by (y) the “Fair Market Value” (as defined in the 2021 Equity Incentive Plan) of a share on the Issuance Dates.

For the year ended 2024, no expenses were recorded in shares of the company.

During the year ended December 31, 2023 the Company issued 52,129 shares of common stock to non-employee directors who elected to receive all or a portion of their cash retainer amount for the nine months ended September 30, 2023 in shares of the Company’s common stock under the 2021 Equity Incentive Plan.

As of December 31, 2023, there was an accrual for $55,000 for director’s fees. Out of this an amount of $22,875 was paid in cash and $32,125 was issued in shares of the Company’s common stock under the 2021 Equity Incentive Plan. On January 1, 2024 the Company issued 11,854 shares of common stock.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 11 - TAXES ON INCOME:

a.	Tax laws applicable to the Company and its subsidiaries

Taxation in the United States

InspireMD, Inc. is taxed under U.S. tax laws. Accordingly, the applicable federal corporate tax rate in 2024 and 2023 is 21%. The applicable state income tax rate in 2024 and 2023 is 3.42%.

Taxation in Israel

InspiredMD, Ltd is taxed under Israeli tax laws. Accordingly, the applicable corporate tax rate in 2024 and 2023 is 23%.

Taxation in Germany

InspireMD GmbH is taxed according to the tax laws in Germany. Accordingly, the applicable tax rates are corporate tax rate of 15.825% and trade tax rate of 17.15% in 2024 and 2023

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

As of December 31, 2024, the Company had a net carry forward tax loss of approximately $60 million, of which approximately $35 million (arising before January 1, 2018), expires until 2038, and approximately $25 million, which does not expire, but is limited to offset 80% of the net income in the year it is utilized.

Under the U.S. tax laws, for net operating losses (NOLs) arising after December 31, 2017, the Tax Cuts and Jobs Act enacted on December 22, 2017 (the “2017 Act”) limits a taxpayer’s ability to utilize NOL carryforwards to 80% of taxable income.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

In addition, NOLs arising after 2017 can be carried forward indefinitely, but carryback is generally prohibited. NOLs generated in tax years beginning before January 1, 2018, will not be subject to the foregoing taxable income limitation and will continue to have a two-year carryback and twenty-year carryforward period.

As of December 31, 2024 and 2023, InspireMD Ltd., an Israeli subsidiary, had a net carry forward tax loss of approximately $126 and $107 million. Under Israeli tax laws, the carry forward tax losses can be utilized indefinitely.

The Israeli subsidiary is taxed in New Israeli Shekel (“NIS”), which is different from its functional currency (U.S. Dollar). The change in the Israeli subsidiary NOL’s for tax purposes partly resulted by such rate differences.

d.	Loss before income taxes

The components of loss before income taxes are as follows:

	Year ended December 31
	2024	2023
	($ in thousands)
Loss before taxes on income:
InspireMD, Inc.	$(10,385)	$(5,772)
Subsidiaries	(21,561)	(14,079)
	$(31,946)	$(19,851)

NOTE 11 - TAXES ON INCOME (continued):

e.	Current taxes on income

The main reconciling item between the statutory tax rate of the Company and its subsidiaries and the effective tax rate is the change in valuation allowance in respect of tax benefits from carried forward tax losses due to uncertainty of the realization of such tax benefits.

The changes in the valuation allowance for the years ended December 31, 2024 and 2023 were as follows:

	Year ended December 31
	2024	2023
	($ in thousands)
Balance at the beginning of the year	$42,651	$40,071
Changes during the year:
Losses during the year (including foreign exchange rate effect)	5,779	2,580
Balance at the end of the year	$48,430	$42,651

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

f.	Accounting for Uncertain Tax positions

The following is a reconciliation of the total amounts of the Company’s uncertain tax positions during the years ended December 31, 2024 and 2023:

	Year ended December 31,
	2024	2023
	($ in thousands)
Balance at beginning of the year	$168	$106
Additions related to uncertain tax positions taken this year	57	62
Balance at end of the year	$225	$168

A summary of open tax years by major jurisdiction is presented below:

Jurisdiction	Years
U.S.	2021-2024
Israel	2020-2024
Germany	2021-2024

NOTE 11 - TAXES ON INCOME (continued):

g.	Deferred income tax:

	December 31,
	2024	2023
	($ in thousands)

Provision for vacation and recreation pay	82	68
R&D expenses	2,204	1,691
Operating lease right of use assets	(525)	(339)
Operating lease liabilities	554	367
Share-based compensation	4,489	3,492
Marketable securities	(100)	-
Carry forward tax losses	41,699	37,342
Accrued severance pay, net	27	30
	48,430	42,651
Less-valuation allowance	(48,430)	(42,651)
	-	-

NOTE 12 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION:

Balance sheets:

Inventory:

	December 31,
	2024	2023
	($ in thousands)
Finished goods	$18	$210
Work in process	638	562
Raw materials and supplies	1,914	1,334
	$2,570	$2,106

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION (continued):

a.	Accounts payable and accruals-other:

	December 31,
	2024	2023
	($ in thousands)
Employees and employee institutions	$3,414	$2,188
Accrued vacation and recreation pay	369	287
Accrued expenses	1,325	1,115
Clinical trial accrual	519	744
Current Operating lease liabilities	542	557
Other	255	190
	$6,424	$5,081

NOTE 13 – DISAGGREGATED REVENUE AND ENTITY WIDE DISCLOSURES:

Revenues are attributed to geographic areas based on the location of the customers. The following is a summary of revenues:

	Year ended December 31,
	2024	2023
	($ in thousands)
Italy	$1,223	$1,195
Germany	926	896
Russia	713	738
Other*	4,147	3,376
	$7,009	$6,205

*	Other countries don’t exceed 10% in the years ended December 2024 and 2023.

By principal customers (part of revenues):

	Year ended December 31,
	2024	2023
Customer A	13%	14%
Customer B	10%	12%

The following table presents the Company’s long-lived assets by geographic region, which consist of property, plant and equipment, net and operating lease right of use assets:

	December 31,
	2024	2023
	($ in thousands)
Israel	2,750	2,533
United States	1,981	-
Total long-lived assets	$4,731	2,533

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 14 – SEGMENT INFORMATION

The Company has one operating and reporting segment, that develops, manufactures and markets products for the treatment of carotid artery disease and other vascular disease, including the Company’s proprietary CGuard™ stent platform. The Company’s Chief Operating Decision Maker (“CODM”), who is the CEO evaluates the Company’s performance based on its internal reporting which is consistent with the presentation in the Company’s consolidated financial statements. Accordingly, our CODM uses consolidated net loss to measure segment profit or loss, allocate resources, and assess performance.

The CODM examines, within each operational function the employee salaries including the bonus and share based compensation, clinical trials expenses within the research and development operations and certain other expenses.

The following table summarizes the Company’s segment revenue, significant segment expenses, and segment loss.

	Year ended December 31,

	2024	2023
Revenues	7,009	6,205

Cost of Revenues:
Material and Labor	4,698	3,807
Other cost of revenues	805	591
Total Cost of Revenues	5,503	4,398

Research and development (R&D)
Payroll and Benefits	2,858	1,916
Share based compensation	2,412	649
Clinical trials	3,815	3,300
Other R&D	4,549	2,116
Total Research and development	13,634	7,981

Selling and marketing (S&M)
Payroll and Benefits	3,769	2,508
Share based compensation	1,025	416
Other S&M	1,275	941
Total Selling and marketing	6,069	3,865

General and administrative (G&A)
Payroll and Benefits	4,221	3,344
Share based compensation	6,445	3,332
Other G&A	4,640	4,428
Total General and administrative	15,306	11,104

Financial Income, net;	1,557	1,292
Tax Expenses	59	65
Segment net Loss	(32,005)	(19,916)

NOTE 15 - SUBSEQUENT EVENTS:

Subsequent to December 31, 2024, the Company granted 2,253,445 restricted shares of the Company’s common stock to employees and directors. The shares to employees are subject to a three-year vesting period, with one-third of such awards vesting each year. The shares to directors are subject to a one-year vesting period.

Subsequent to December 31, 2024, the Company granted 558,417 restricted share units of the Company’s common stock to the chief executive officer. The shares are subject to a three-year vesting period, with one-third of such awards vesting each year.

Subsequent to December 31, 2024, the Company granted to employees and directors options to purchase a total of 848,204 shares of the Company’s common stock. The options have an exercise price of $2.76 per share, which was the fair market value of the Company’s common stock on the date of the grant. The options to employees are subject to a three-year vesting period, with one-third of such awards vesting each year. The options to directors are subject to a one-year vesting period.

