Form 10-Q
period 2025-03-31
InspireMD, Inc.
filed 2025-05-08
CIK 1433607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

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

The number of shares of the registrant’s common stock, $0.0001 par value, outstanding as of May 8, 2025: 30,635,346

2

Item 1. Financial Statements

INSPIREMD, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE QUARTER ENDED MARCH 31, 2025

INSPIREMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in thousands, except share and per share data)

	March 31	December 31
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,383	$18,916
Marketable securities	13,703	15,721
Accounts receivable:
Trade, net	1,580	1,572
Other	763	682
Prepaid expenses	893	1,060
Inventory	2,822	2,570
TOTAL CURRENT ASSETS	32,144	40,521

NON-CURRENT ASSETS:
Long term deposit	430	426
Property, plant and equipment, net	2,736	2,371
Operating lease right of use assets	2,225	2,360
Fund in respect of employee rights upon retirement	1,137	1,129
TOTAL NON-CURRENT ASSETS	6,528	6,286
TOTAL ASSETS	$38,672	$46,807

INSPIREMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in thousands,except share and per share data)

	March 31	December 31
	2025	2024
LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	1,727	1,254
Other	5,640	6,424
TOTAL CURRENT LIABILITIES	7,367	7,678

LONG-TERM LIABILITIES-
Operating lease liabilities net of current maturities	1,639	1,796
Liability for employee rights upon retirement and others	1,321	1,247

TOTAL LONG-TERM LIABILITIES	2,960	3,043

TOTAL LIABILITIES	10,327	10,721
COMMITMENTS AND CONTINGENT LIABILITIES
EQUITY:

Common stock, par value $0.0001 per share; 150,000,000 shares authorized at March 31, 2025 and December 31, 2024; 29,752,661 and 26,611,033 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	3	3
Preferred C shares, par value $0.0001 per share; 1,172,000 shares authorized at March 31, 2025 and December 31, 2024; 1,718 shares issued and outstanding at March 31, 2025 and December 31 2024	*	*
Additional paid-in capital	293,014	289,589
Accumulated deficit	(264,672)	(253,506)
Total equity	28,345	36,086
Total liabilities and equity	$38,672	$46,807

*	Represents an amount less than $1 thousand

The accompanying notes are an integral part of the condensed consolidated financial statements.

INSPIREMD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(U.S. dollars in thousands, except share and per share data)

	3 Months Ended March 31,
	2025	2024

REVENUES	$1,529	$1,511
COST OF REVENUES	1,237	1,219
GROSS PROFIT	292	292
OPERATING EXPENSES:
Research and development	4,059	2,625
Selling and marketing	2,750	1,237
General and administrative	4,943	3,844
Total operating expenses	11,752	7,706
LOSS FROM OPERATIONS	(11,460)	(7,414)
FINANCIAL INCOME, net	294	382
NET LOSS	$(11,166)	$(7,032)
NET LOSS PER SHARE - basic and diluted	(0.22)	(0.21)
WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES USED IN COMPUTING NET LOSS PER SHARE - basic and diluted	49,993,509	34,242,976

The accompanying notes are an integral part of the condensed consolidated financial statements.

INSPIREMD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(U.S. dollars in thousands, except share data)

	Common stock		Preferred C shares		Additional paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	capital	deficit	equity

BALANCE AT January 1, 2024	21,841,215	2	1,718	*	261,000	(221,501)	39,501

Net loss						(7,032)	(7,032)
Share-based compensation related to restricted stock, restricted stock units and stock options award, net of forfeitures of 75,090 shares	1,571,170	*			2,618		2,618
BALANCE AT March 31, 2024	23,412,385	2	1,718	*	263,618	(228,533)	35,087

*	Represents an amount less than $1 thousand

INSPIREMD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(U.S. dollars in thousands, except share data)

	Common stock		Preferred C shares		Additional paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	capital	deficit	equity

BALANCE AT January 1, 2025	26,611,033	3	1,718	*	289,589	(253,506)	36,086
Net loss						(11,166)	(11,166)
Exercise of pre-funded warrants	643,860	*					*
Issuance of common stock, included at the market offering net of $22 issuance costs	273,621	*			696		696
Share-based compensation related to restricted stock, restricted stock units and stock options award, net of forfeitures of 29,295 shares	2,224,147	*			2,729		2,729
BALANCE AT March 31, 2025	29,752,661	3	1,718	*	293,014	(264,672)	28,345

*	Represents an amount less than $1 thousand

The accompanying notes are an integral part of the condensed consolidated financial statements.

INSPIREMD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. dollars in thousands)

	Three months ended March 31
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,166)	$(7,032)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	98	69
Change in fair value of markable securities, net of interest received	(73)	(218)
Change in liability for employees rights upon retirement	74	66
Other financial expenses (income)	(55)	4
Change in operating right of use asset and operating leasing liability	119	(25)
Share-based compensation expenses	2,729	2,618
Loss on amounts funded in respect of employee rights upon retirement, net	22	14
Changes in operating asset and liability items:
Decrease in prepaid expenses	167	47
Decrease (Increase) in trade receivables	(8)	617
Decrease in other receivables	109	165
Increase in inventory	(252)	(254)
Increase (decrease) in trade payables	473	(280)
Decrease in other payables	(1,029)	(855)
Net cash used in operating activities	(8,792)	(5,064)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(359)	(195)
Investments in marketable securities	(6,909)	(1,960)
Proceeds from matured marketable securities	9,000	7,000
Amounts funded in respect of employee rights upon retirement	(30)	(28)
Net cash provided by investing activities	1,702	4,817
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares, net of $22 issuance costs	506	-
Net cash provided by financing activities	506	-
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	51	(4)
DECREASE IN CASH AND CASH EQUIVALENTS	(6,533)	(251)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	18,916	9,640
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$12,383	$9,389
SUPPLEMENT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Receivable on account of share issuance	190	-
Non-cash purchase of property and equipment	104	-

The accompanying notes are an integral part of the condensed consolidated financial statements.

INSPIREMD, INC.

UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company markets its product through distributors in international markets, mainly in Europe and is seeking FDA approval for its CGuard Prime carotid stent system to enter the U.S. market.

b.

Liquidity

The Company has an accumulated deficit as of March 31, 2025, as well as a history of net losses and negative operating cash flows. The Company expects to continue incurring losses and negative cash flows from operations until its product, CGuard™ EPS, reaches commercial profitability. As a result of these expected losses and negative cash flows from operations, along with the Company’s current cash position, the Company does not have sufficient resources to fund operations for at least the next 12 months. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. These condensed  consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

Risks Related to the Company’s Operations in Israel

In October 2023, Israel was attacked by a terrorist organization and entered a state of war on several fronts. As of the date of these consolidated financial statements, sustained conflict in the region is ongoing and Israel has entered into certain ceasefires, the results of which are uncertain. The Company operations, including its current production facility, are located in Israel. Currently, such activities in Israel remain largely unaffected.

During the three months ended March 31, 2025 and 2024, the impact of this war on the Company’s results of operations and financial condition was immaterial, but such impact may increase, which could be material, as a result of the continuation, escalation or expansion of such war.

d.	Risks Related to the Geopolitical and Military Tensions Between Russia and Ukraine in Europe

The escalation of geopolitical instability in Russia and Ukraine as well as currency fluctuations in the Russian Ruble has immaterial impact on the Company’s operations, sales, and future growth prospects in that region as for three months ended March 31, 2025.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. In the opinion of the Company, the financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2025 and its results of operations, changes in equity and cash flows for the three months ended March 31, 2025 and 2024. These condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2024, as found in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2025. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of results that could be expected for the entire fiscal year.

NOTE 3 - RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncement, not yet adopted

1)	In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the U.S. and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements and disclosures.

2)	In November 2024, the FASB issued ASU No. 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The ASU improves the disclosures about a public business entity’s expenses and provides more detailed information about the types of expenses in commonly presented expense captions. The amendments require that at each interim and annual reporting period an entity will, inter alia, disclose amounts of purchases of inventory, employee compensation, depreciation and amortization included in each relevant expense caption (such as cost of sales, G&A, S&M and research and development) as well as disclosures about selling expenses. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s financial statements and disclosures.

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

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows:

	As of March 31, 2025 ($ in thousands)
	Total	Level 1	Level 2	Level 3

Assets:
Cash equivalents-
Money market funds	$5,409	$5,409	-	-

Marketable securities-
U.S government bonds	$13,703	-	$13,703	-

	As of December 31, 2024 ($ in thousands)
	Total	Level 1	Level 2	Level 3

Assets:
Cash equivalents-
Money market funds	$6,281	$6,281	$-	$-

Marketable securities-
U.S government bonds	$15,721	$-	$15,721	$-

The Company’s cash equivalents and marketable securities are classified within Level 1 and Level 2 because it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value.

The cost of marketable securities as of March 31, 2025 and December 31,2024 is $13,460 and $15,277 thousand, respectively.

NOTE 5 - MARKETABLE SECURITIES

As of March 31, 2025 and December 31, 2024, all of the Company’s marketable securities had contractual maturities of less than one year. The fair value of these securities was $13.7 million and $15.7 million as of March 31, 2025 and December 31, 2024, respectively.

The table below sets forth a summary of the changes in the fair value of the Company’s marketable securities for the three-month period ended March 31, 2025 and 2024:

	Three months ended March 31, 2025	Three months ended March 31, 2024
	($ in thousands)

Balance at beginning of the period	$15,721	$29,383
Additions	6,909	1,960
Maturity	(9,000)	(7,000)
Interest Received	(69)	(75)
Changes in fair value during the period	142	293
Balance at end of the period	$13,703	$24,561

The Company elected the fair value option to measure and recognize its investments in debt securities in accordance with Accounting Standards Codification (“ASC 825”), Financial Instruments as the Company manages its portfolio and evaluates the performance on a fair value basis.

NOTE 6 - EQUITY:

a.	As of March 31, 2025, there were 1,718 shares of Series C preferred stock outstanding, convertible into an aggregate of 7,952 shares of the Company’s common stock, with a total stated value of $10,997.

b.	As of March 31, 2025, there are 25,503,438 outstanding pre-funded warrants.

c.	As of March 31, 2025, the Company has outstanding warrants to purchase an aggregate of 40,268,464 shares of common stock as follows:

	Number of underlying Common stock	Exercise price	Expiration date
Series F Warrants	433,878	$7.4250	June 5, 2025-October 16, 2025
Series G Warrants	1,092,344	$10.230	February 8, 2026
Series I Warrants	12,914,078	$1.3827	*
Series J Warrants	12,914,086	$1.3827	*
Series K Warrants	12,914,078	$1.3827	*
Total Warrants	40,268,464

*	The Series I Warrants, Series J Warrants and Series K Warrants have a term of the earlier of (i) May 15, 2028 and (ii) (A) in the case of the Series I Warrants, 20 trading days following the Company’s announcement of receipt of Premarket Approval from the Food and Drug Administration (“FDA”) for the CGuard Prime Carotid Stent System (135 cm), (B) in the case of the Series J Warrants, 20 trading days following the Company’s announcement of receipt of FDA approval for the SwitchGuard and CGuard Prime 80 and (C) in the case on the Series K Warrants, 20 trading days following the end of the fourth fiscal quarter after the fiscal quarter in which the first commercial sales of the CGuard Carotid Stent System in the United States begins.

As of March 31, 2025, the Company had 155,000,000 authorized shares of capital stock, par value $0.0001 per share, of which 150,000,000 are shares of common stock and 5,000,000 are shares of “blank check” preferred stock.

d.	During the three months ended March 31, 2025, the Company granted 2,253,445 restricted shares of the Company’s common stock to employees and directors. The shares to employees are subject to a three-year vesting period, with one-third of such awards vesting each year. The shares to directors are subject to a one-year vesting period.

The fair value of the above restricted shares was approximately $6.22 million.

During the three months ended March 31, 2025, the Company granted 558,417 restricted share units of the Company’s common stock to the chief executive officer. The restricted share units are subject to a three-year vesting period, with one-third of such awards vesting each year.

The fair value of the above restricted share units was approximately $1.54 million

During the three months ended March 31, 2025, the Company granted to employees and directors options to purchase a total of 848,207 shares of the Company’s common stock. The options have an exercise price of $2.76 per share, which was the fair market value of the Company’s common stock on the respective dates of the grant. The options to employees are subject to a three-year vesting period, with one-third of such awards vesting each year. The options to directors are subject to a one-year vesting period.

In calculating the fair value of the above options, the Company used the following assumptions: dividend yield of 0% and expected term of 5.5-6.5 years; expected volatility ranging from 91.27%-92.69%; and risk-free interest rate ranging from 4.57%-4.68%.

The fair value of the above options, using the Black-Scholes option-pricing model, was approximately $1.81 million.

NOTE 7 – RELATED PARTIES TRANSACTIONS

During the three months ended March 31, 2025 and 2024, a member of the immediate family of the CEO provided certain administrative services in connection with the Company’s expansion to the U.S. in the amount of $24 thousand and $15 thousand, respectively.

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

The total number of shares of common stock related to outstanding options, warrants, unvested restricted stock, unvested restricted stock units and Series C preferred stock, which were excluded from the calculations of diluted loss per share were 52,233,293 and 62,556,668 for the three month period ended March 31, 2025 and 2024. This amount includes 5,671,612 and 4,611,500 of unvested restricted stock included in the number of issued and outstanding shares as of March 31, 2025 and 2024.

For the purpose of calculating basic net loss per share, the additional shares of common stock that are issuable upon exercise of the pre-funded warrants have been included since the shares are issuable for a negligible consideration, as determined by the Company according to ASC 260-10-45-13, and have no vesting or other contingencies associated with them.

For the three months ended March 31, 2025 and 2024, the weighted average number of ordinary shares used in computing net loss per share - basic and diluted was as follows:

	March 31, 2025	March 31, 2024
Weighted average number of ordinary shares	23,521,534	18,800,131
Weighted average Vested restricted stock units	725,292	188,222
Weighted average Pre-funded Warrants	25,746,683	15,254,623
Total Weighted average number of ordinary shares used in computing net loss per share - basic and diluted	49,993,509	34,242,976

NOTE 9 - FINANCIAL INSTRUMENTS:

a.	Fair value of financial instruments

The carrying amounts of financial instruments approximate their fair value either because these amounts are presented at fair value, due to the relatively short-term maturities of certain instruments or they are measured using interest rates close to prevailing market rates.

b.	As of March 31, 2025, and December 31, 2024, allowance for expected credit loss was immaterial.

NOTE 10 - INVENTORY:

	March 31, 2025	December 31, 2024
	($ in thousands)
Finished goods	$54	$18
Work in process	823	638
Raw materials and supplies	1,945	1,914
	$2,822	$2,570

NOTE 11 - ACCOUNTS PAYABLE AND ACCRUALS - OTHER:

	March 31, 2025	December 31, 2024
	($ in thousands)
Employees and employee institutions	$2,493	$3,414
Accrued vacation and recreation pay	536	369
Accrued expenses	821	1,325
Clinical trial accrual	890	519
Current Operating lease liabilities	683	542
Other	217	255
	$5,640	$6,424

NOTE 12 - DISAGGREGATED REVENUE:

Revenues are attributed to geographic areas based on the location of the customers. The following is a summary of revenues:

	Three months ended March 31
	2025	2024
	($ in thousands)
Italy	$262	$295
Germany	242	242
Poland	226	152
Other*	799	822
	$1,529	$1,511

*	Other countries don’t exceed 10% in the three months ended March 31, 2025 and 2024.

By principal customers:

	Three months ended March 31
	2025	2024
Customer A	16%	16%
Customer B	9%	12%
Customer C	15%	10%

NOTE 13 – SEGMENT INFORMATION

The Company has one operating and reporting segment, that develops, manufactures and markets products for the treatment of carotid artery disease and other vascular disease, including the Company’s proprietary CGuard™ stent platform. The Company’s Chief Operating Decision Maker (“CODM”), who is the CEO evaluates the Company’s performance based on its internal reporting which is consistent with the presentation in the Company’s consolidated financial statements. Accordingly, our CODM uses consolidated net income to measure segment profit or loss, allocate resources, and assess performance.

The CODM examines, within each operational function the employee salaries including the bonus and share based compensation. In addition, the CODM examines the clinical trials expenses within the research and development operations.

	Three months ended March 31,
	2025	2024
Revenues	1,529	1,511

Cost of Revenues:
Material and Labor	1,025	974
Other cost of revenues	212	245
Total Cost of Revenues	1,237	1,219

Research and development (R&D)
Payroll and Benefits	855	683
Share based compensation	668	468
Clinical trials	1,160	784
Other R&D	1,376	690
Total Research and development	4,059	2,625

Selling and marketing (S&M)
Payroll and Benefits	1,979	822
Share based compensation	217	250
Other S&M	554	165
Total Selling and marketing	2,750	1,237

General and administrative (G&A)
Payroll and Benefits	1,676	915
Share based compensation	1,779	1,784
Other G&A	1,488	1,145
Total General and administrative	4,943	3,844

Financial Income, net;	294	382
Segment net Loss	(11,166)	(7,032)

NOTE 14 - SUBSEQUENT EVENTS:

Subsequent to March 31,2025, the Company granted to 348,370 restricted shares of the Company’s common stock to employees. The shares to employees are subject to a three-year vesting period, with one-third of such awards vesting each year.

Subsequent to March 31,2025, one of the Company’s investors exercised pre-funded warrants to purchase 767,693 shares of the Company common stock.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation, including revenue growth. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	our history of recurring losses and negative cash flows from operating activities, significant future commitments and the uncertainty regarding the adequacy of our liquidity to pursue our complete business objectives, and substantial doubt regarding our ability to continue as a going concern;

●	our need to raise additional capital to meet our business requirements in the future and such capital raising may be costly or difficult to obtain and could dilute out stockholders’ ownership interests;

●	market acceptance of our products;

●	an inability to secure and maintain regulatory approvals for the sale of our products;

●	negative clinical trial results or lengthy product delays in key markets;

●	our ability to maintain compliance with the Nasdaq listing standards;

●	our ability to generate significant revenues from our products;

●	our dependence on a single manufacturing facility and our ability to comply with stringent manufacturing quality standards and to increase production as necessary;

●	the risk that the data collected from our current and planned clinical trials may not be sufficient to demonstrate that our technology is an attractive alternative to other procedures and products;

●	intense competition in our industry, with competitors having substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution and personnel resources than we do;

●	entry of new competitors and products and potential technological obsolescence of our products;

●	inability to carry out research, development and commercialization plans;

●	loss of a key customer or supplier;

●	technical problems with our research and products and potential product liability claims;

●	product malfunctions;

●	price increases for supplies and components;

●	insufficient or inadequate reimbursement by governmental and other third-party payers for our products;

●	our efforts to successfully obtain and maintain intellectual property protection covering our products, which may not be successful;

●	adverse federal, state and local government regulation, in the United States, Europe or Israel and other foreign jurisdictions;

●	the fact that we conduct business in multiple foreign jurisdictions, exposing us to foreign currency exchange rate fluctuations, logistical and communications challenges, burdens and costs of compliance with foreign laws and political and economic instability in each jurisdiction;

●	security, political and economic instability in the Middle East that could harm our business, including due to the current security situation in Israel;

●	current or future unfavorable economic and market conditions and adverse developments with respect to financial institutions and associated liquidity risk; and

●	changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements and the impact of such policies on us, our customers and suppliers, and the global economic environment.

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

In May 2023, we announced positive 30-day follow up results from the C-GUARDIANS trial in which stenting with the CGuard Carotid Stent System in patients with carotid artery stenosis and at high risk for carotid endarterectomy had a DSMI rate of 0.95%, measured from the date of the procedure through 30 days follow-up post-procedure. In May 2024, we announced positive one-year follow up results from the C-GUARDIANS trial, with a rate of 30-day DSMI and ipsilateral stroke between 31 and 365 days of 1.95%.

These data were used to support the premarket approval (“PMA”) submission in September 2024 with a view to potential FDA approval of the CGuard Prime carotid stent system, currently expected in the third quarter of 2025.

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

Critical Accounting Policies

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are more fully described in both (i) “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) Note 2 of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2024. There have not been any material changes to such critical accounting policies since December 31, 2024.

The currency of the primary economic environment in which our operations are conducted is the U.S. dollar (“$” or “dollar”).

Results of Operations

Three months ended March 31, 2025, compared to the three months ended March 31, 2024

Revenues. For the three months ended March 31, 2025, revenue increased by $18,000, or 1.2%, to $1,529,000, from $1,511,000 during the three months ended March 31, 2024. Growth in the quarter was driven by continued adoption of our CGuard technology, offset by the impact of foreign exchange and distributors managing CGuard inventory levels in anticipation of the potential CGuard Prime approval in Europe.

With respect to geographical regions, the increase in revenue was primarily attributable to a $50,000 increase in Latin America, a $21,000 increase in Asia due to continued adoption of our CGuard technology, and a $22,000 increase in North America due to sales in the United States related to stents used in our CGUARDIANS II pivotal study. This increase was offset by a $71,000 decrease in Europe driven by the impact of foreign exchange and distributors managing CGuard inventory levels in anticipation of the potential CGuard Prime approval in Europe and a $3,000 decrease in other territories.

Gross Profit. For the three months ended March 31, 2025, our gross profit was $292,000, no change in our gross profit compared to the three months ended March 31, 2024. Gross margin (gross profits as a percentage of revenue) decreased to 19.1% during the three months ended March 31, 2025, from 19.3% during the three months ended March 31, 2024.

Research and Development Expenses. For the three months ended March 31, 2025, research and development expenses increased by 1,434,000, or 54.6%, to $4,059,000, from $2,625,000 during the three months ended March 31, 2024. This increase resulted primarily due to an increase of $670,000 of SwitchGuard NPS development and regulatory approval process including expenses related to the IDE application for the CGUARDIANS II pivotal study of the CGuard Prime 80cm Carotid Stent System, an increase in compensation expenses of $373,000, due to an increase of share-based compensation-related expenses and due to hiring of new employees in connection with our expansion in the United States, an increase of $282,000 related to CGuard Prime product preparation expenses for the anticipated U.S. commercial launch of CGuard Prime, and an increase of $109,000 in miscellaneous expenses.

Selling and Marketing Expenses. For the three months ended March 31, 2025, selling and marketing expenses increased by $1,513,000, or 122.3%, to $2,750,000 from $1,237,000 during the three months ended March 31, 2024. This increase resulted primarily from an increase in compensation expenses of $1,123,000 and related travel expenses of $129,000 as the Company build its U.S. commercial infrastructure to enter the U.S. market in anticipation of the potential FDA approval for CGuard Prime. In addition, there was an increase of $236,000 in promotional activities and an increase of $25,000 in miscellaneous expenses.

General and Administrative Expenses. For the three months ended March 31, 2025, general and administrative expenses increased by $1,099,000, or 28.6%, to $4,943,000, from $3,844,000 during the three months ended March 31, 2024. The increase was primarily driven by a $757,000 increase in compensation expenses and related accruals, mainly due to new hires for our Miami headquarters, salary increases and expected severance payments accrued for as a result of our chief financial officer’s announced retirement, a $223,000 increase in employee headhunting fees, $98,000 for rent expenses, mainly related to our Miami headquarters, and an increase of $21,000 in miscellaneous expenses.

Financial Income. For the three months ended March 31, 2025, financial income decreased by $88,000 or 23.0%, to $294,000, from $382,000 during the three months ended March 31, 2024. The decrease in financial income primarily resulted from a $90,000 decrease in interest income from investment in marketable securities, money market funds and short-term bank deposits.

Tax Expenses. For the three months ended March 31, 2025, there was no material change in our tax expenses as compared to the three months ended March 31, 2024.

Net Loss. Our net loss increased by $4,134,000, or 58.8%, to $11,166,000, for the three months ended March 31, 2025, from $7,032,000 during the three months ended March 31, 2024. The increase in net loss resulted primarily from an increase of $4,046,000 in operating expenses.

Liquidity and Capital Resources

We had an accumulated deficit as of March 31, 2025, of $265 million, as well as a net loss of $11,166,000 and negative operating cash flows. We expect to continue incurring losses and negative cash flows from operations until our product, CGuard EPS, reaches commercial profitability. As a result of these expected losses and negative cash flows from operations, along with our current cash position, we believe we do not have sufficient resources to fund operations for at least the next 12 months. Therefore, there is substantial doubt about our ability to continue as a going concern.

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

In May 2024, we entered into an Equity Distribution Agreement with Piper Sandler & Co., as sales agent (“Piper Sandler), pursuant to which we may offer and sell, from time to time, at our option, through or to Piper Sandler up to $75,000,000 of our common stock (the “ATM Program”). As of the issuance date of this report, we have sold 920,898 shares of our common stock for total gross proceeds of approximately $2,396 thousands   under the ATM Program.

During June 2024, Series H warrants to purchase 12,914,086 shares of common stock were exercised in full into 292,996 of shares of common stock and pre-funded warrants to purchase 12,621,090 shares of common stock. The net proceeds to the Company from the exercise of the Series H Warrants were $16.9 million after deducting placement agent fees.

Three months ended March 31, 2025, compared to the Three months ended March 31, 2024

General. At March 31, 2025, we had cash and cash equivalents of $12,383,000 and marketable securities of $13,703,000, as compared to cash and cash equivalents of $18,916,000 and marketable securities of $15,721,000 as of December 31, 2024. We have historically met our cash needs through a combination of issuing new shares, borrowing activities and product sales. Our cash requirements are generally for research and development, marketing and sales activities, finance and administrative costs, capital expenditures and general working capital.

For the three months ended March 31, 2025, net cash used in our operating activities increased by $3,728,000, or 73.6%, to $8,792,000, from $5,064,000 during the same period in 2024. The primary reason for the increase in cash used in our operating activities was an increase of $986,000 in payments for third party related expenses and for professional services, an increase of $2,151,000 in compensation costs paid during the three months ended March 31, 2025 (from $3,675,000 in the three months ended March 31, 2024 to $5,826,000 in the three months ended March 31, 2025), a decrease of $555,000 in payments received from customers during the three months ended March 31, 2025 (from $2,110,000 in the three months ended March 31, 2024 to $1,555,000 during the three months ended March 31, 2025) and a decrease of $36,000 in interest income received from money market funds and marketable securities.

Cash provided by our investing activities was $1,702,000 during the three months ended March 31, 2025, compared to $4,817,000 during the three months ended March 31, 2024. The primary reason for the decrease in cash provided by our investing activities is withdrawal of $2,949,000, net of investment in marketable securities and an increase of $164,000 in payments made for purchase of property, plant and equipment during the three months ended March 31, 2025.

Cash provided by financing activities for the three months ended March 31, 2025, was $506,000. The source of the cash provided by financing activities during the three months ended March 31, 2025, were the proceeds from issuance of shares of $506,000, net of issuance costs, received from our ATM Program. There was no cash provided by financing activities for the three months ended March 31, 2024.

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

Contractual Obligations and Commitments

During the three months ended March 31, 2025, there were no material changes to our contractual obligations and commitments since the year ended December 31, 2024.

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

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of March 31, 2025, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below in this Item 1A and the Risk Factors included in our previous filings made with the SEC, there have been no material changes to our risk factors from those disclosed in “Part I. Item 1A. Risk Factors” in the Form 10-K filed with the SEC on March 12, 2025.

Management has concluded that there is substantial doubt about our ability to continue as a going concern, and our condensed financial statements for the quarter ended March 31, 2025 includes an explanatory paragraph as to our ability to continue as a going concern, which could prevent us from obtaining new financing on reasonable terms or at all.

Because we have had recurring losses and negative cash flows from operating activities, substantial doubt exists regarding our ability to remain as a going concern at the same level at which we are currently performing. Accordingly, our condensed financial statements for the quarter ended March 31, 2025 includes an explanatory paragraph as to our potential inability to continue as a going concern. The doubts regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all.

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

In connection with the Israeli security cabinet’s declaration of war against Hamas and possible hostilities with other organizations, several hundred thousand Israeli military reservists were drafted to perform immediate military service, including five full time employees in Israel of ours. Although many of such military reservists have since been released, including all our employees, they may be called up for additional reserve duty, depending on developments in the war in Gaza and along Israel’s other borders. Military service call ups that result in absences of personnel from us for an extended period of time may materially and adversely affect our business, prospects, financial condition and results of operations. As of the date hereof, we currently have 66 full-time employees located in Israel.

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

Changes to trade policy, including tariff and customs regulations, or failure to comply with such regulations may have an adverse effect on our reputation, business, financial condition and results of operations.

Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing trade, manufacturing, development and investment in the countries where we currently conduct our business could adversely affect our business, reputation, financial condition and results of operations. Changes or proposed changes in U.S. or other countries’ trade policies may result in restrictions and economic disincentives on international trade.

We currently manufacture, package and distribute all of our products, including the CGuard Prime carotid stent system, which is under FDA review for U.S. commercial approval, at our own facility in Israel. To support our anticipated production growth following the anticipated commercialization of the CGuard Prime carotid stent system, we have engaged Aptyx Interventional Systems (“Aptyx”), a contract manufacturer that is a developer and manufacturer of complex components and devices for the life sciences, to transfer the manufacturing of CGuard Prime finished goods to full-scale production at their ISO Class 7 cleanroom facility in North Carolina. While we are in the process of establishing manufacturing operations in the United States with Aptyx, this transition will take time, and until it is operational, we expect to rely entirely on product shipments from Israel to the U.S. market.

The U.S. government has recently imposed, or is currently considering imposing, tariffs on certain products, including medical devices, on certain trade partners, including Israel. Tariffs, economic sanctions and other changes in U.S. trade policy have in the past and could in the future trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing retaliatory measures on certain U.S. goods. Further, any emerging protectionist or nationalist trends (whether regulatory- or consumer-driven) either in the United States or in other countries could affect the trade environment. Our business, like many other corporations, would be impacted by changes to the trade policies of the United States and foreign countries (including governmental action related to tariffs, international trade agreements, or economic sanctions). If new tariffs are enacted while we remain dependent on Israeli manufacturing, our cost of goods sold for the U.S. market may increase materially, which could negatively impact our gross margins and limit our pricing flexibility. Additionally, changes to trade agreements or customs regulations between the U.S. and Israel could increase lead times, introduce logistical complexities, or require modifications to our supply chain planning. These or similar trade-related developments may have a material adverse effect on our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, as amended through March 31, 2015 (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2015)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2021)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 25, 2016)

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 29, 2016)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 15, 2017)

3.6	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 29, 2017)

3.7	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 12, 2017)

3.8	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 7, 2018)

3.9	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 28, 2019)

3.10	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc., dated April 14, 2021 (incorporated by reference to Exhibit 3.17 to the Quarterly Report on Form 10-Q filed on May 10, 2021)

3.11	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 13, 2023)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSPIREMD, INC.

Date: May 8, 2025	By:	/s/ Marvin Slosman
	Name:	Marvin Slosman,
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Craig Shore
	Name:	Craig Shore
	Title:	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

