Form 10-Q
period 2025-06-30
InspireMD, Inc.
filed 2025-08-04
CIK 1433607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

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

The number of shares of the registrant’s common stock, $0.0001 par value, outstanding as of August 4, 2025: 41,720,662

Item 1. Financial Statements

2

INSPIREMD, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE QUARTER ENDED JUNE 30, 2025

INSPIREMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,509	$18,916
Marketable securities	7,865	15,721
Accounts receivable:
Trade, net	1,592	1,572
Other	496	682
Prepaid expenses	947	1,060
Inventory	3,054	2,570
TOTAL CURRENT ASSETS	25,463	40,521

NON-CURRENT ASSETS:
Long term deposit	433	426
Property, plant and equipment, net	3,101	2,371
Operating lease right of use assets	3,069	2,360
Funds in respect of employee rights upon retirement	1,276	1,129
TOTAL NON-CURRENT ASSETS	7,879	6,286
TOTAL ASSETS	$33,342	$46,807

INSPIREMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	1,518	1,254
Other	7,550	6,424
TOTAL CURRENT LIABILITIES	9,068	7,678

LONG-TERM LIABILITIES-
Operating lease liabilities net of current maturities	2,507	1,796
Liability for employees’ rights upon retirement and others	1,524	1,247

TOTAL LONG-TERM LIABILITIES	4,031	3,043

TOTAL LIABILITIES	13,099	10,721
COMMITMENTS AND CONTINGENT LIABILITIES
EQUITY:

Common stock, par value $0.0001 per share; 150,000,000 shares authorized at June 30, 2025 and December 31, 2024; 32,552,888 and 26,611,033 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	3	3
Preferred C shares, par value $0.0001 per share; 1,172,000 shares authorized at June 30, 2025 and December 31, 2024; 1,718 shares issued and outstanding at June 30, 2025 and December 31 2024	*	*
Additional paid-in capital	298,063	289,589
Accumulated deficit	(277,823)	(253,506)
Total equity	20,243	36,086
Total liabilities and equity	$33,342	$46,807

*	Represents an amount less than $1 thousand

The accompanying notes are an integral part of the condensed consolidated financial statements.

INSPIREMD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(U.S. dollars in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

REVENUES	$1,778	$1,739	$3,307	$3,250
COST OF REVENUES	1,465	1,408	2,702	2,627
GROSS PROFIT	313	331	605	623
OPERATING EXPENSES:
Research and development	3,834	3,401	7,893	6,026
Selling and marketing	4,172	1,445	6,922	2,682
General and administrative	5,326	3,745	10,269	7,589
Total operating expenses	13,332	8,591	25,084	16,297
LOSS FROM OPERATIONS	(13,019)	(8,260)	(24,479)	(15,674)
FINANCIAL INCOME (EXPENSE), net:	(132)	351	162	733
NET LOSS	$(13,151)	$(7,909)	$(24,317)	$(14,941)
NET LOSS PER SHARE - basic and diluted	$(0.26)	$(0.22)	$(0.48)	$(0.43)
WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES USED IN COMPUTING NET LOSS PER SHARE - basic and diluted	51,003,900	35,877,926	50,508,660	35,060,450

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

INSPIREMD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(U.S. dollars in thousands, except share data)

	Common stock		Preferred C shares		Additional paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	capital	deficit	equity

BALANCE AT January 1, 2025	26,611,033	3	1,718	*	289,589	(253,506)	36,086
Net loss						(24,317)	(24,317)
Exercise of pre-funded warrants**	1,411,553	*					*
Issuance of common stock, included at the market offering net of $22 issuance costs	273,621	*			696		696
Exercise of Warrants Series I to common stock, net of $109 issuance costs	1,408,752	*			1,838		1,838
Share-based compensation related to stock, restricted stock, restricted stock units and stock options award, net of forfeitures of 288,207 shares	2,847,929	*			5,940		5,940
BALANCE AT June 30, 2025	32,552,888	3	1,718	*	298,063	(277,823)	20,243

*	Represents an amount less than $1 thousand
**	Represents cashless exercise of pre-funded warrants

The accompanying notes are an integral part of the condensed consolidated financial statements.

INSPIREMD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(U.S. dollars in thousands, except share data)

	Common stock		Preferred C shares		Additional paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	capital	deficit	equity

BALANCE AT April 1, 2025	29,752,661	3	1,718	*	293,014	(264,672)	28,345
Net loss						(13,151)	(13,151)
Exercise of pre-funded warrants**	767,693	*					*
Exercise of Warrants Series I to common stock, net of $109 issuance costs	1,408,752	*			1,838		1,838
Share-based compensation related to stock, restricted stock, restricted stock units and stock options award, net of forfeitures of 258,912 shares	623,782	*			3,211		3,211
BALANCE AT June 30, 2025	32,552,888	3	1,718	*	298,063	(277,823)	20,243

*	Represents an amount less than $1 thousand
**	Represents cashless exercise of pre-funded warrants

The accompanying notes are an integral part of the condensed consolidated financial statements.

INSPIREMD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. dollars in thousands)

	Six months ended June 30
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,317)	$(14,941)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	205	135
Changes in fair value of marketable securities, net of interest received	(155)	(435)
Change in liability for employees’ rights upon retirement	277	61
Other financial expenses (income)	(58)	14
Change in operating right of use asset and operating leasing liability	377	(55)
Share-based compensation expenses	5,940	5,349
Loss (gain) on amounts funded in respect of employee rights upon retirement, net	(95)	34
Changes in operating asset and liability items:
Decrease (increase) in prepaid expenses	113	(139)
Decrease (increase) in trade receivables	(20)	497
Decrease in other receivables	186	198
Increase in inventory	(484)	(100)
Increase (decrease) in trade payables	264	(12)
Increase (decrease) in other payables	642	(24)
Net cash used in operating activities	(17,125)	(9,418)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(935)	(670)
Investments in marketable securities	(11,749)	(1,960)
Proceeds from matured marketable securities	19,760	13,000
Amounts funded in respect of employee rights upon retirement	(52)	(47)
Net cash provided by investing activities	7,024	10,323
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	1,947	17,854
Proceeds from issuance of shares, net of $22 issuance costs	696
Net cash provided by financing activities	2,643	17,854
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	51	(14)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,407)	18,745
BALANCE OF CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	18,916	9,640
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$11,509	$28,385
SUPPLEMENT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance Costs not yet paid	109	1,000
Acquisition of right-of-use assets by means of lease liabilities	994	-

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

On June 13, 2025, the Company received CE Mark approval under the European Medical Device Regulation for the CGuard Prime carotid stent system. On June 23, 2025, the U.S. Food and Drug Administration (“FDA”) granted premarket application (PMA) approval of the CGuard Prime Carotid Stent System in the United States, and in July 2025, the Company announced the official commercial launch of the CGuard Prime carotid stent system in the United States. In the United States, following FDA approval of the PMA of the CGuard Prime Carotid Stent System, the Company markets and sells its product through a direct sales organization. In addition, the Company also markets and sells its product through distributors in international markets, mainly in Europe.

b.	Liquidity

The Company has an accumulated deficit as of June 30, 2025, as well as a history of net losses and negative operating cash flows. The Company expects to continue incurring losses and negative cash flows from operations until its product, CGuard™ EPS, reaches commercial profitability. As a result of these expected losses and negative cash flows from operations, along with the Company’s current cash position, the Company does not have sufficient resources to fund operations for at least the next 12 months. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

On July 30, 2025, the Company raised approximately $40.1 million in gross proceeds through a private placement of common stock and pre-funded warrants. See Note 15 – Subsequent Events for additional information.

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

c.	Risks Related to the Company’s Operations in Israel

In October 2023, Israel was attacked by a terrorist organization and entered a state of war on several fronts. In June 2025, following continued nuclear threats and intelligence assessments indicating imminent attacks, Israel launched a preemptive strike targeting military and nuclear infrastructure inside Iran, aiming to disrupt Iran’s ability to coordinate or escalate hostilities and degrade its nuclear capabilities. Iran responded with multiple waves of drones and ballistic missiles targeting Israeli cities. While most were intercepted, some caused civilian casualties and infrastructure damage. The Israeli military conducted further operations against Iranian assets. After 12 days of hostilities, a ceasefire between Israel and Iran was reached in June 2025. However, the situation remains volatile, and the risk of broader regional escalation involving additional actors persists. As of the date of these consolidated financial statements, conflict continues in parts of the region. The Company’s operations, including its current production facility, are located in Israel. At this time, these activities remain largely unaffected.

During the six and three months ended June 30, 2025 and 2024, the impact of this war on the Company’s results of operations and financial condition was immaterial, but such impact may increase, which could be material, as a result of the continuation, escalation or expansion of such war.

d.	Risks Related to the Geopolitical and Military Tensions Between Russia and Ukraine in Europe
The escalation of geopolitical instability in Russia and Ukraine has had an immaterial impact on the Company’s operations, sales, and future growth prospects in that region as for the six and three months ended June 30, 2025 and 2024.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. In the opinion of the company, all adjustments considered necessary for a fair statement of the results of the interim periods reported herein have been included (consisting only of normal recurring adjustments). These condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2024, as found in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2025. The results of operations for the six and three months ended June 30, 2025 are not necessarily indicative of results that could be expected for the entire fiscal year.

NOTE 3 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows:

	As of June 30, 2025
	Total	Level 1	Level 2	Level 3

Assets:
Cash equivalents-
Money market funds	$2,499	$2,499	$-	$-

Marketable securities-
U.S government bonds	$7,865	$-	$7,865	$-

	As of December 31, 2024
	Total	Level 1	Level 2	Level 3

Assets:
Cash equivalents-
Money market funds	$6,281	$6,281	$-	$-

Marketable securities-
U.S government bonds	$15,721	$-	$15,721	$-

The Company’s cash equivalents, and marketable securities are classified within Level 1 and Level 2 because it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value.

The cost of marketable securities as of June 30, 2025, and December 31, 2024, is $7,790 and $15,277 thousand, respectively.

NOTE 5 - MARKETABLE SECURITIES

As of June 30, 2025, and December 31, 2024, all of the Company’s marketable securities had contractual maturity of less than one year.

The table below sets forth a summary of the changes in the fair value of the Company’s marketable securities for the six-month period ended June 30, 2025, and 2024:

	Six months ended June 30,
	2025	2024
	($ in thousands)
Balance at beginning of the period	$15,721	29,383
Additions	11,749	1,960
Maturity	(19,760)	(13,000)
Interest received	(109)	(122)
Changes in fair value during the period	264	557
Balance at end of the period	7,865	18,778

The Company elected the fair value option to measure and recognize its investments in debt securities in accordance with Accounting Standards Codification (“ASC 825”), Financial Instruments as the Company manages its portfolio and evaluates the performance on a fair value basis.

NOTE 6 - EQUITY:

a.	As of June 30, 2025, there were 1,718 shares of Series C Preferred Stock outstanding, convertible into an aggregate of 7,952 shares of the Company’s common stock, with a total stated value of $10,997.

b.	As of June 30, 2025, there are 24,735,716 outstanding pre-funded warrants.

c.	As of June 30, 2025, the Company has outstanding warrants to purchase an aggregate of 38,440,649 shares of common stock as follows:

	Number of underlying Common stock	Exercise price	Expiration date
Series F Warrants	14,815	$7.4250	October 16, 2025
Series G Warrants	1,092,344	$10.230	February 8, 2026
Series I Warrants	11,505,326	$1.3827	*
Series J Warrants	12,914,086	$1.3827	*
Series K Warrants	12,914,078	$1.3827	*
Total Warrants	38,440,649

*	The Series I Warrants, Series J Warrants and Series K Warrants have a term of the earlier of (i) May 15, 2028 and (ii) (A) in the case of the Series I Warrants, 20 trading days following the Company’s announcement of receipt of Premarket Approval from the Food and Drug Administration (“FDA”) for the CGuard Prime Carotid Stent System (135 cm), (B) in the case of the Series J Warrants, 20 trading days following the Company’s announcement of receipt of FDA approval for the SwitchGuard and CGuard Prime 80 and (C) in the case on the Series K Warrants, 20 trading days following the end of the fourth fiscal quarter after the fiscal quarter in which the first commercial sales of the CGuard Carotid Stent System in the United States begins.

During the six and three months ended June 30, 2025, a total of 419,063 Series F Warrants   expired.

Exercise of Series I Warrant

Following the Company’s announcement on June 24, 2025, that the FDA approved the PMA of the CGuard Prime Carotid Stent System in the United States, and as of June 30, 2025, an aggregate of 1,408,752 Series I Warrants to purchase 1,408,752 shares of common stock at an exercise price of $1.3827 per share were exercised  for aggregate proceeds of approximately $1,948 thousand dollars. The Series I Warrants have a term of the earlier of (i) May 15, 2028 and (ii) 20 trading days following the Company’s announcement of receipt of Premarket Approval from the FDA for the CGuard Prime Carotid Stent System (135 cm). . See Note 15 – Subsequent Events for additional warrants exercises after June 30, 2025.

As of June 30, 2025, the Company had 155,000,000 authorized shares of capital stock, par value $0.0001 per share, of which 150,000,000 are shares of common stock and 5,000,000 are shares of “blank check” preferred stock.

d.	During the six months ended June 30, 2025, the Company granted 3,053,064 restricted shares of the Company’s common stock to employees and directors. The shares to employees are subject to a three-year vesting period, with one-third of such awards vesting each year. The shares to directors are subject to a one-year vesting period.

The fair value of the above restricted shares was approximately $8.07 million.

During the six months ended June 30, 2025, the Company granted 558,417 restricted share units of the Company’s common stock to the chief executive officer. The shares are subject to a three-year vesting period, with one-third of such awards vesting each year.

The fair value of the above restricted share units was approximately $1.54 million.

During the six months ended June 30, 2025, the Company granted to employees and directors options to purchase a total of 1,022,274 shares of the Company’s common stock. The options have exercise prices ranging from $2.24-$2.76 per share, which was the fair market value of the Company’s common stock on the respective dates of the grant. The options to employees are subject to a three-year vesting period, with one-third of such awards vesting each year. The options to directors are subject to a one-year vesting period.

In calculating the fair value of the above options, the Company used the following assumptions: dividend yield of 0% and expected term of 5.5-6.5 years; expected volatility ranging from 81.44%-92.69%; and risk-free interest rate ranging from 3.89%-4.68%.

The fair value of the above options, using the Black-Scholes option-pricing model, was approximately $2.08 million.

NOTE 7 – RELATED PARTIES TRANSACTIONS

During the six and three months ended June 30, 2024 and 2025, a member of the immediate family of the CEO provided certain administrative services in connection with the Company’s expansion to the U.S. in the amounts of $30 and $15 thousand, for 2024, and $48 and $24 thousand for 2025, respectively.

NOTE 8 - NET LOSS PER SHARE:

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock, pre-funded warrants and restricted stock units outstanding during the period. The calculation of diluted net loss per share excludes the effect of potential dilution of share options, warrants, and unvested restricted stocks, unvested restricted stock units and Series C preferred stock as the effect is anti-dilutive.

The total number of shares of common stock related to outstanding options, warrants, unvested restricted stock, unvested restricted stock units and Series C preferred stock, which were excluded from the calculations of diluted loss per share were 49,201,359 and 48,550,189 for the six and three-month periods ended June 30, 2025 and 2024, respectively. This amount includes 5,456,724 and 3,744,828 of unvested restricted stock included in the number of issued and outstanding shares for the six and three-month periods ended June 30, 2025 and 2024, respectively.

For the purpose of calculating basic net loss per share, the additional shares of common stock that are issuable upon exercise of the pre-funded warrants have been included since the shares are issuable for a negligible consideration, as determined by the Company according to ASC 260-10-45-13, and have no vesting or other contingencies associated with them.

For the six and three months ended June 30, 2025    and 2024, the weighted average number of ordinary shares used in computing net loss per share - basic and diluted was as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Weighted average number of ordinary shares	25,292,694	20,362,124	24,419,172	19,487,016
Weighted average Vested restricted stock units	941,744	-	834,115	188,222
Weighted average Pre-funded Warrants	24,769,462	15,515,802	25,255,373	15,385,212
Total Weighted average number of ordinary shares used in computing net loss per share - basic and diluted	51,003,900	35,877,926	50,508,660	35,060,450

NOTE 9 – LEASE AGREEMENTS

1)	On May 18, 2025, the Company took possession of Suite 280 at its U.S. headquarters in Miami, Florida, following the landlord’s completion of construction. This date represents the commencement of the lease for Suite 280, in accordance with the terms of the U.S. Lease. In connection with the commencement, the Company recognized an increase of 302 thousand dollars in both operating lease right-of-use assets and operating lease liabilities.

2)	On May 28, 2025, the Company amended the Israeli Lease, extending the lease term through December 31, 2028, and leasing additional space within the facility. The amendment resulted in an increase of 692 thousand dollars to the Company’s operating lease right-of-use assets and lease liabilities to reflect the extended lease term and additional leased area.

NOTE 10 - FINANCIAL INSTRUMENTS:

a.	Fair value of financial instruments

The carrying amounts of financial instruments approximate their fair value either because these amounts are presented at fair value, due to the relatively short-term maturities of certain instruments or they are measured using interest rates close to prevailing market rates.

b.	As of June 30, 2025, and December 31, 2024, allowance for expected credit loss was immaterial.

NOTE 11- INVENTORY:

	June 30,	December 31,
	2025	2024
	($ in thousands)
Finished goods	$14	$18
Work in process	865	638
Raw materials and supplies	2,175	1,914
	$3,054	$2,570

NOTE 12 - ACCOUNTS PAYABLE AND ACCRUALS - OTHER:

	June 30,	December 31,
	2025	2024
	($ in thousands)
Employees and employee institutions	$3,638	$3,414
Accrued vacation and recreation pay	680	369
Accrued expenses	1,016	1,325
Clinical trial accrual	1,058	519
Current Operating lease liabilities	917	542
Other	241	255
	$7,550	$6,424

NOTE 13 - DISAGGREGATED REVENUE:

Revenues are attributed to geographic areas based on the location of the customers. The following is a summary of revenues:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	($ in thousands)

Germany	$360	$307	$602	$549
Italy	324	264	586	558
Poland	249	207	474	359
Other*	845	961	1,645	1,784
	$1,778	$1,739	$3,307	$3,250

*	Other countries do not exceed 10% in the six and three months ended June 30, 2025 and 2024.

By principal customers:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Customer A	20%	18%	18%	17%
Customer B	14%	12%	14%	11%

NOTE 14: SEGMENT INFORMATION

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

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Revenues	1,778	1,739	3,307	3,250

Cost of Revenues:
Material and Labor	1,138	1,192	2,163	2,164
Other cost of revenues	327	216	539	463
Total Cost of Revenues	1,465	1,408	2,702	2,627

Research and development (R&D)
Payroll and Benefits	1,120	668	1,974	1,351
Share based compensation	645	682	1,314	1,151
Clinical trials	1,125	1,166	2,287	1,949
Other R&D	944	885	2,318	1,575
Total Research and development	3,834	3,401	7,893	6,026

Selling and marketing (S&M)
Payroll and Benefits	2,779	793	4,757	1,615
Share based compensation	595	264	812	514
Other S&M	798	388	1,353	553
Total Selling and marketing	4,172	1,445	6,922	2,682

General and administrative (G&A)
Payroll and Benefits	1,729	818	3,309	1,648
Share based compensation	1,920	1,726	3,700	3,510
Other G&A	1,677	1,201	3,260	2,431
Total General and administrative	5,326	3,745	10,269	7,589

Financial Income (expenses), net;	(132)	351	162	733
Segment net Loss	(13,151)	(7,909)	(24,317)	(14,941)

NOTE 15: SUBSEQUENT EVENTS:

Series I Warrants Exercise

Subsequent to the balance sheet date and prior to the issuance of these financial statements, holders of the Company’s series I warrants exercised a total of 11,505,326 warrants, resulting in the issuance of 943,641 shares of common stock and 10,561,685 pre-funded warrants, for aggregate proceeds of approximately $15,907 thousand dollars.

On July 30, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with investors pursuant to which the Company issued and sold in a private placement (the “Private Placement Offering) an aggregate of 6,791,380 shares (the “Private Placement Shares”) of the Company’s common stock, and pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 9,764,804 shares of common stock, at an offering price of $2.42 per Private Placement Share and $2.4199 per Pre-Funded Warrant. The Pre-Funded Warrants will be immediately exercisable at an exercise price of $0.0001 per share and will not expire until exercised in full. The Private Placement Offering resulted in gross proceeds to the Company of approximately $40.1 million and closed on August 1, 2025.

On August 1, 2025, 445,292 shares of common stock have been sold under the ATM program for total gross proceeds of approximately $1.1 million and total fees of approximately $32K thousand.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation, including revenue growth. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	our history of recurring losses and negative cash flows from operating activities, significant future commitments and the uncertainty regarding the adequacy of our liquidity to pursue our complete business objectives, and substantial doubt regarding our ability to continue as a going concern;

●	our need to raise additional capital to meet our business requirements in the future and such capital raising may be costly or difficult to obtain and could dilute out stockholders’ ownership interests;

●	the clinical development, commercialization and market acceptance of our products;

●	whether the clinical trial results for our products will be predictive of real-world results;

●	an inability to secure and maintain regulatory approvals for the sale of our products;

●	negative clinical trial results or lengthy product delays in key markets;

●	our ability to maintain compliance with the Nasdaq listing standards;

●	our ability to generate significant revenues from our products;

●	estimates of our expenses, future revenues, capital requirements and our needs for and ability to access sufficient additional financing, including any unexpected costs or delays in the ongoing commercial launch of our products;

●	our dependence on a single manufacturing facility and our ability to comply with stringent manufacturing quality standards and to increase production as necessary;

●	the risk that the data collected from our current and planned clinical trials may not be sufficient to demonstrate that our technology is an attractive alternative to other procedures and products;

●	intense competition in our industry, with competitors having substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution and personnel resources than we do;

●	entry of new competitors and products and potential technological obsolescence of our products;

●	inability to carry out research, development and commercialization plans;

●	loss of a key customer or supplier;

●	technical problems with our research and products and potential product liability claims;

●	product malfunctions;

●	price increases for supplies and components;

●	whether access to our products is achieved in a commercially viable manner and whether our products receive adequate reimbursement by governmental and other third-party payers;

●	our efforts to successfully obtain and maintain intellectual property protection covering our products, which may not be successful;

●	adverse federal, state and local government regulation, in the United States, Europe or Israel and other foreign jurisdictions;

●	the fact that we conduct business in multiple foreign jurisdictions, exposing us to foreign currency exchange rate fluctuations, logistical and communications challenges, burdens and costs of compliance with foreign laws and political and economic instability in each jurisdiction;

●	security, political and economic instability in the Middle East that could harm our business, including due to the current security situation in Israel;

●	current or future unfavorable economic and market conditions and adverse developments with respect to financial institutions and associated liquidity risk; and

●	changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements and the impact of such policies on us, our customers and suppliers, and the global economic environment.

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

Overview

We are a medical device company focusing on the development and commercialization of products for the treatment of carotid artery disease and other vascular disease, including our proprietary CGuard™ stent platform. On June 23, 2025, CGuard Prime, our next generation carotid artery stenting (“CAS”) stent platform, was granted premarket application (“PMA”) approval the U.S. Food and Drug Administration (“FDA”). A stent is an expandable scaffold-like device, usually constructed of a metallic material, that is inserted into the lumen of an artery to create patency and improved blood flow. A sleeve of MicroNet™ mesh is attached over a stent to provide embolic protection both during and after stenting procedures.

Our CGuard™ carotid embolic prevention system (“CGuard EPS”) combines MicroNet and a unique self-expandable nitinol stent in a single device for use in carotid artery revascularization. Our CGuard EPS originally received CE mark approval under Medical Device Directive 93/42/EEC (“MDD”) in the European Union (“EU”) in March 2013 and was fully launched in Europe in September 2015. Subsequently, we launched CGuard EPS in over 30 countries and on February 3, 2021, we executed a distribution agreement with Chinese   partners for the purpose of expanding our presence in the Asian markets. In January 2024, we received CE mark recertification under the EU’s Medical Device Regulation (“MDR”) regulatory framework.

On September 8, 2020, we received approval from the FDA of our Investigation Device Exemption (“IDE”), thereby allowing us to proceed with a pivotal study of our CGuard™ Carotid Stent System, C-GUARDIANS, for prevention of stroke in patients in the United States. C-GUARDIANS was a prospective, multicenter, single-arm, pivotal study to evaluate the safety and efficacy of the CGuard™ Carotid Stent System when used to treat symptomatic and asymptomatic carotid artery stenosis in patients undergoing CAS. The study, which completed enrollment in June 2023, enrolled 316 patients across 24 trial sites in the U.S. and Europe and from April 2023 included deployment of the CGuard stent using CGuard Prime, our next generation CAS stent platform.

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

These data were used to support the PMA submission in September 2024, which was approved by the FDA on June 23, 2025. On June 12, 2025, we received CE Mark approval under the EU’s MDR for the CGuard Prime Embolic Prevention System.

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

Recent Developments

PMA approval of the CGuard Prime Carotid Stent System and Commercial Launch in the United States

On June 23, 2025, the FDA granted PMA approval of the CGuard Prime Carotid Stent System in the United States.

Following such approval, in July 2025, we announced the official commercial launch of the the CGuard Prime Carotid Stent System in the United States. In October 2024, we established our global headquarters in Miami, Florida to support the U.S. launch and commercialization of CGuard Prime Carotid Stent System.

CE Mark Approval for CGuard Prime EPS Under European MDR

On June 12 2025, we received CE Mark approval under the EU’s MDR for the CGuard Prime Embolic Prevention System.

Exercise of Series I Warrant  s

Following the announcement of the PMA approval of the CGuard Prime Carotid Stent System in the United States, Series I warrants to purchase 12,914,078 shares of common stock were exercised in full into 2,352,393 of shares of common stock and pre-funded warrants to purchase 10,561,685 shares of common stock during June and July 2025. The net proceeds to the Company from the exercise of the Series I Warrants were $16.9 million after deducting placement agent fees. The Series I warrants, each exercisable at $1.3827 per common share and $1.3826 per pre-funded warrant, were issued as part of the private placement financing that the Company consummated on May 15, 2023.

Private Placement

On July 30, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with investors pursuant to which the Company issued and sold in a private placement (the “Private Placement Offering”) an aggregate of 6,791,380 shares (the “Private Placement Shares”) of common stock and pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 9,764,804 shares of common stock, at an offering price of $2.42 per Private Placement Shares and $2.4199 per Pre-Funded Warrant. The Pre-Funded Warrants are immediately exercisable at an exercise price of $0.0001 per share and will not expire until exercised in full. Certain of the Company’s directors participated in the Private Placement Offering. The Private Placement Offering closed on August 1, 2025.

Aggregate gross proceeds to the Company in respect of the Private Placement Offering were approximately $40.1 million, before deducting fees payable to the placement agent and other offering expenses payable by the Company.

In connection with the Purchase Agreement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) pursuant to which the Company is required to file a resale registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to register for resale the Private Placement Shares and the shares of common stock issuable upon exercise of the Pre-Funded Warrants, within 20 days of the signing date of the Purchase Agreement (the “Signing Date”), and to have such Registration Statement declared effective within 45 days after the Signing Date in the event the Registration Statement is not reviewed by the SEC, or 90 days of the Signing Date in the event the Registration Statement is reviewed by the SEC. The Company will be obligated to pay certain liquidated damages if the Company fails to file the Registration Statement when required, fails to cause the Registration Statement to be declared effective by the SEC when required, or if the Company fails to maintain the effectiveness of the Registration Statement. The Company paid the placement agent for the offering a placement fee equal to 6.0% of the aggregate gross proceeds from the closing of the Private Placement Offering, or approximately $2.4 million, and expense reimbursement of $75,000.

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

Results of Operations

Three months ended June 30, 2025, compared to the three months ended June 30, 2024

Revenues. For the three months ended June 30, 2025, revenue increased by $39,000, or 2.3%, to $1,778,000, from $1,739,000 during the three months ended June 30, 2024. Growth in the quarter was driven by continued adoption of our CGuard technology, as well as positive impact of foreign exchange, offset by a decrease in revenues from Russia due to exchange rates implications and certain European distributors managing CGuard inventory levels in anticipation of the CGuard Prime launch in Europe.

With respect to geographical regions, the increase in revenue was primarily attributable to a $113,000 increase in Latin America, a $39,000 increase in Asia, both due to continued adoption of our CGuard technology, and a $11,000 increase in North America due to sales in the United States related to stents used in our CGUARDIANS II pivotal study. This increase was offset by a $121,000 decrease in Europe and a $3,000 decrease in other territories driven by reasons mentioned above.

Gross Profit. For the three months ended June 30, 2025, gross profit (revenue less cost of revenues) decreased by $18,000, or 5.4%, to $313,000, from $331,000 during the three months ended June 30, 2024. This decrease in gross profit resulted from an increase in write-offs and miscellaneous expense of $111,000, partially offset by the gross profit generated from the $93,000 increase in revenue (net of associated material and labor costs). Gross margin (gross profits as a percentage of revenue) decreased to 17.6% during the three months ended June 30, 2025, from 19.0% during the three months ended June 30, 2024, driven by the reasons mentioned above.

Research and Development Expenses. For the three months ended June 30, 2025, research and development expenses increased by $433,000, or 12.7%, to $3,834,000, from $3,401,000 during the three months ended June 30, 2024. This increase resulted primarily due to an increase in compensation expenses of $417,000 due to hiring of new employees in connection with our expansion in the United States and an increase of $16,000 in miscellaneous expenses.

Selling and Marketing Expenses. For the three months ended June 30, 2025, selling and marketing expenses increased by $2,727,000, or 188.7%, to $4,172,000 from $1,445,000 during the three months ended June 30, 2024. This increase resulted primarily from an increase in compensation expenses of $2,317,000 and related travel expenses of $267,000 as the Company continued to build its U.S. commercial infrastructure in connection with   FDA approval for CGuard Prime and the commercial launch in the United States and an increase of $143,000 in miscellaneous expenses.

General and Administrative Expenses. For the three months ended June 30, 2025, general and administrative expenses increased by $1,581,000, or 42.2%, to $5,326,000, from $3,745,000 during the three months ended June 30, 2024. The increase was primarily driven by a $1,119,000 increase in compensation expenses and related accruals, mainly due to new hires for our U.S. headquarters, salary increases and expected severance payments accrued as a result of our former chief financial officer’s announced retirement, a $98,000 increase for rent expenses, mainly related to our U.S. headquarters, and an increase of $364,000 in miscellaneous expenses.

Financial Income (Expenses). For the three months ended June 30, 2025, financial income decreased by $483,000 to $132,000 of financial expenses, from $351,000 of financial income during the three months ended June 30, 2024. The decrease in financial income primarily resulted from a $313,000 increase in financial expenses related to changes in exchange rates and a $169,000 decrease in financial income from investment in marketable securities and money market funds.

Tax Expenses. For the three months ended June 30, 2025, there was no material change in our tax expenses as compared to the three months ended June 30, 2024.

Net Loss. Our net loss increased by $5,242,000, or 66.3%, to $13,151,000, for the three months ended June 30, 2025, from $7,909,000 during the three months ended June 30, 2024. The increase in net loss resulted primarily from an increase of $4,741,000 in operating expenses.

Six months ended June 30, 2025, compared to the six months ended June 30, 2024

Revenues. For the six months ended June 30, 2025, revenue increased by $57,000, or 1.8%, to $3,307,000, from $3,250,000 during the six months ended June 30, 2024. The increase was driven by continued adoption of our CGuard technology, as well as positive impact of foreign exchange, offset by a decrease in revenues from Russia due to exchange rates implications and certain European distributors managing CGuard inventory levels in anticipation of the CGuard Prime launch in Europe.

With respect to geographical regions, the increase in revenue was primarily attributable to a $163,000 increase in Latin America, a $60,000 increase in Asia, both due to continued adoption of our CGuard technology, and a $32,000 increase in North America due to sales in the United States related to stents used in our CGUARDIANS II pivotal study. This increase was offset by a $192,000 decrease in Europe driven by the impact of foreign exchange and distributors managing CGuard inventory levels in anticipation of the CGuard Prime launch in Europe, and a $6,000 decrease in other territories.

Gross Profit. For the six months ended June 30, 2025, gross profit (revenue less cost of revenues) decreased by $18,000, or 2.8%, to $605,000, compared to $623,000 for the same period in 2024. Gross margin (gross profit as a percentage of revenue) decreased to 18.3% for the six months ended June 30, 2025, from 19.2% for the six months ended June 30, 2024, driven by the factors mentioned above.

Research and Development Expenses. For the six months ended June 30, 2025, research and development expenses increased by 31.0%, or $1,867,000 to $7,893,000, from $6,026,000 during the six months ended June 30, 2024. This increase resulted primarily due to an increase of $932,000 of SwitchGuard NPS development and regulatory approval process including expenses related to CGUARDIANS II pivotal study of the CGuard Prime 80cm Carotid Stent System, an increase in compensation expenses of $786,000 due to hiring of new employees in connection with our expansion in the United States and due to an increase of share-based compensation-related expenses and an increase of $149,000 in miscellaneous expenses.

Selling and Marketing Expenses. For the six months ended June 30, 2025, selling and marketing expenses increased by 158.1%, or $4,240,000, to $6,922,000, from $2,682,000 during the six months ended June 30, 2024. This increase resulted primarily from an increase in compensation expenses of $3,440,000 and related travel expenses of $396,000 as the Company continued to build its U.S. commercial infrastructure in connection with FDA approval for CGuard Prime and the commercial launch in the United States. In addition, there was an increase of $311,000 in promotional activities and an increase of $93,000 in miscellaneous expenses.

General and Administrative Expenses. For the six months ended June 30, 2025, general and administrative expenses increased by 35.3%, or $2,680,000, to $10,269,000, from $7,589,000 during the six months ended June 30, 2024. The increase was primarily driven by a $1,877,000 increase in compensation expenses and related accruals, mainly due to new hires for our U.S. headquarters, salary increases and expected severance payments accrued as a result of our former chief financial officer’s announced retirement, a $290,000 increase in employee headhunting fees, $196,000 for rent expenses, mainly related to our U.S. headquarters, and an increase of $317,000 in miscellaneous expenses.

Financial Income. For the six months ended June 30, 2025, financial income decreased by $571,000, to $162,000 of financial income, from $733,000 of financial income during the six months ended June 30, 2024. The decrease in financial income primarily resulted from a $280,000 decrease in income from investment in marketable securities and money market funds and a $292,000 increase in financial expenses related to changes in exchange rates

Tax Expenses. For the six months ended June 30, 2025, there was no material change in our tax expenses as compared to the six months ended June 30, 2024.

Net Loss. Our net loss increased by $9,376,000, or 62.8%, to $24,317,000, for the six months ended June 30, 2025, from $14,941,000 during the six months ended June 30, 2024. The increase in net loss resulted primarily from an increase of $8,787,000 in operating expenses and a decrease of $571,000 in financial income.

Liquidity and Capital Resources

We had an accumulated deficit as of June 30, 2025, of $278 million, as well as a net loss of $24.3 million and negative operating cash flows. We expect to continue incurring losses and negative cash flows from operations until our product, CGuard Prime, reaches commercial profitability. As a result of these expected losses and negative cash flows from operations, along with our current cash position, we believe we do not have sufficient resources to fund operations for at least the next 12 months. Therefore, there is substantial doubt about our ability to continue as a going concern.

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

In May 2023, we closed a private placement offering of 10,266,270 shares of our common stock, pre-funded warrants to purchase up to 15,561,894 shares of common stock and warrants to purchase up to an aggregate of 51,656,328 shares of common stock, consisting of Series H warrants to purchase up to 12,914,086 shares of common stock (the “Series H Warrants”), Series I warrants to purchase up to 12,914,078 shares of common stock (the “Series I Warrants”), Series J warrants to purchase up to 12,914,086 shares of Common Stock (the “Series J Warrants”) and Series K warrants to purchase up to 12,914,086 shares of common stock (the “Series K Warrants” and together with the Series H Warrants, Series I Warrants and Series J Warrants, the “Warrants”), at an offering price of $1.6327 per Private Placement Share and associated Warrants and an offering price of $1.6326 per Pre-Funded Warrant and associated Warrants that resulted in aggregate gross proceeds of approximately $42.2 million, before deducting fees payable to the placement agent and other offering expenses payable by us. If the Warrants issued in the private placement offering are exercised in cash in full this would result in an additional $71.4 million of gross proceeds, of which $35.7  million have been received as of the date of this Quarterly Report on Form 10-Q.

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

During June 2024, Series H warrants to purchase 12,914,086 shares of common stock that were issued in the May 2023 private placement were exercised in full into 292,996 of shares of common stock and pre-funded warrants to purchase 12,621,090 shares of common stock. The net proceeds to the Company from the exercise of the Series H Warrants were $16.9 million after deducting placement agent fees.

During June and July 2025, Series I warrants to purchase 12,914,078 shares of common stock that were issued in the May 2023 private placement were exercised in full into 2,352,393 of shares of common stock and pre-funded warrants to purchase 10,561,685 shares of common stock. The net proceeds to the Company from the exercise of the Series I Warrants were $16.9 million after deducting placement agent fees.

On August 1 2025, we closed the Private Placement Offering that resulted in aggregate gross proceeds of approximately $40.1 million, before deducting fees payable to the placement agent and other offering expenses payable by the Company.

Six months ended June 30, 2025, compared to the Six months ended June 30, 2024

General. At June 30, 2025, we had cash and cash equivalents of $11,509,000 and marketable securities of $7,865,000, as compared to cash and cash equivalents of $18,916,000 and marketable securities of $15,721,000 as of December 31, 2024. We have historically met our cash needs through a combination of issuing new shares, borrowing activities and product sales. Our cash requirements are generally for research and development, marketing and sales activities, finance and administrative costs, capital expenditures and general working capital.

For the six months ended June 30, 2025, net cash used in our operating activities increased by $7,707,000, or 81.8%, to $17,125,000, from $9,418,000 during the same period in 2024. The primary reason for the increase in cash used in our operating activities was an increase of $1,826,000 in payments for third party related expenses and for professional services, an increase of $5,288,000 in compensation costs paid during the six months  ended June 30, 2025 (from $6,186,000 in the six months ended June 30, 2024 to $11,474,000 in the six months ended June 30, 2025), a decrease of $346,000 in payments received from customers during the six months ended June 30, 2025 (from $3,726,000 in the six months ended June 30, 2024 to $3,380,000 during the six months ended June 30, 2025) and a decrease of $247,000 in interest income received from money market funds and marketable securities.

Cash provided by our investing activities was $7,024,000 during the six months ended June 30, 2025, compared to $10,323,000 during the six months ended June 30, 2024. The primary reason for the decrease in cash provided by our investing activities is investment of $3,029,000, net of withdrawal in marketable securities and an increase of $265,000 in payments made for purchase of property, plant and equipment during the six months ended June 30, 2025.

Cash provided by financing activities for the six months ended June 30, 2025, was $2,643,000. The source of the cash provided by financing activities during the six months ended June 30, 2025, were the proceeds from exercise of Series I warrants of $1,947,000, and proceeds from issuance of shares of $696,000, net of issuance costs, received from our ATM Program. Cash provided by financing activities for the six months June 30, 2024, was $17,854,000. The source of the cash provided by financing activities during the six months ended June 30, 2024, were the proceeds from exercise of Series H warrants.

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

Contractual Obligations and Commitments

During the six months ended June 30, 2025, there were no material changes to our contractual obligations and commitments since the year ended December 31, 2024.

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

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of June 30, 2025, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has concluded that there is substantial doubt about our ability to continue as a going concern, and our condensed financial statements for the quarter ended June 30, 2025 includes an explanatory paragraph as to our ability to continue as a going concern, which could prevent us from obtaining new financing on reasonable terms or at all.

Because we have had recurring losses and negative cash flows from operating activities, substantial doubt exists regarding our ability to remain as a going concern at the same level at which we are currently performing. Accordingly, our condensed financial statements for the quarter ended June 30, 2025 includes an explanatory paragraph as to our potential inability to continue as a going concern. The doubts regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all.

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

In addition, since the commencement of these events, there have been continued hostilities along Israel’s northern border with Lebanon (with the Hezbollah terror organization) and on other fronts from various extremist groups in region, such as the Houthis in Yemen and various rebel militia groups in Syria and Iraq. In October 2024, Israel began limited ground operations against Hezbollah in Lebanon, and in November 2024, a ceasefire was brokered between Israel and Hezbollah. In addition, in April 2024 and October 2024, Iran launched direct attacks on Israel involving hundreds of drones and missiles and has threatened to continue to attack Israel and is widely believed to be developing nuclear weapons. In June 2025, in light of continued nuclear threats and intelligence assessments indicating imminent attacks, Israel launched a preemptive strike directly targeting military and nuclear infrastructure inside Iran, aimed at disrupting Iran’s capacity to coordinate or launch further hostilities against Israel, as well as to degrade its nuclear program. In response, Iran launched multiple waves of drones and ballistic missiles at Israeli cities. While most of these attacks were intercepted, several caused civilian casualties and damage to infrastructure. The Israeli military has since conducted additional operations against Iranian assets. While a ceasefire was reached between Israel and Iran in June 2025 after 12 days of hostilities, the situation remains volatile. A broader regional conflict involving additional state and non-state actors remains a significant risk. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza, Hezbollah in Lebanon, the Houthi movement in Yemen and various rebel militia groups in Syria and Iraq. These situations may potentially escalate in the future to more violent events which may affect Israel and us. Additionally, Yemeni rebel group, the Houthis, launched series of attacks on global shipping routes in the Red Sea, causing disruptions of supply chain. Such clashes may escalate in the future into a greater regional conflict.

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

Since the war broke out on October 7, 2023, our operations have not been adversely affected by this situation. However, we currently manufacture our CGuard at our facility in Tel Aviv, Israel.    If there were a disruption to our existing manufacturing facility or our ability to procure raw materials and ship our products, we would have no other means of manufacturing and distributing CGuard until we were able to restore the manufacturing and distribution capability at our facility or develop alternative manufacturing facilities and distribution capabilities.

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

We currently manufacture, package and distribute all of our products, including the CGuard Prime carotid stent system, which we commercially launched in July 2025 following FDA approval of the PMA in June 2025, at our own facility in Israel. To support our anticipated production growth following the anticipated commercialization of the CGuard Prime carotid stent system, we have engaged Aptyx Interventional Systems (“Aptyx”), a contract manufacturer that is a developer and manufacturer of complex components and devices for the life sciences, to transfer the manufacturing of CGuard Prime finished goods to full-scale production at their ISO Class 7 cleanroom facility in North Carolina. While we are in the process of establishing manufacturing operations in the United States with Aptyx, this transition will take time, and until it is operational, we expect to rely entirely on product shipments from Israel to the U.S. market.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, as amended through June 30, 2015 (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2015)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2021)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 25, 2016)

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 29, 2016)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 15, 2017)

3.6	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 29, 2017)

3.7	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 12, 2017)

3.8	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 7, 2018)

3.9	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 28, 2019)

3.10	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc., dated April 14, 2021 (incorporated by reference to Exhibit 3.17 to the Quarterly Report on Form 10-Q filed on May 10, 2021)

3.11	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 13, 2023)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSPIREMD, INC.

Date: August 4, 2025	By:	/s/ Marvin Slosman
	Name:	Marvin Slosman,
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2025	By:	/s/ Michael Lawless
	Name:	Michael Lawless
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

