Form 10-K
period 2025-12-31
InspireMD, Inc.
filed 2026-03-18
CIK 1433607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2025, based on the price at which the common equity was last sold on such date, was $60,925,742. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 18, 2026
Common Stock, $0.0001 par value	46,801,561

Documents incorporated by reference:

Portions of the Registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders, which the Registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

INTRODUCTION

“InspireMD,” the “InspireMD” logo, “CGuard,” “CGuard Prime,” “MicroNet,” “SwitchGuard,” and our other registered or common law trade names, trademarks or service marks appearing in this Annual Report on Form 10-K are our property. Trade names, trademarks and service marks of other companies appearing in this Annual Report on Form 10-K are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies unless otherwise stated. Solely for convenience, the trademarks and tradenames referred to in this Annual Report on Form 10-K appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor to these trademarks and tradenames.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation, including, expected revenue growth. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will probably not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

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

PART I

Item 1. Business.

Overview

We are a medical device company specializing in the development and commercialization of products for the treatment of carotid artery disease and other vascular conditions. Our portfolio includes two commercial products based on our proprietary CGuard carotid stent technology, designed to provide market-leading embolic protection during and after stenting procedures. A stent is an expandable scaffold-like metallic device placed in an artery to widen the lumen and restore blood flow.

Our first product, the CGuard Carotid Embolic Prevention System (“CGuard EPS”), integrates a self-expanding nitinol stent with a MicroNet mesh sleeve as a single device for carotid artery revascularization. In January 2024, we received CE Mark recertification for CGuard EPS under the EU Medical Device Regulation (“MDR”). Our CGuard EPS previously held CE Mark approval under the former Medical Device Directive (“MDD”). CGuard EPS is marketed in over 30 countries outside the United States through a network of distributors.

Our second product, the CGuard Prime Carotid Stent System (“CGuard Prime”), uses the same stent and MicroNet mesh as the CGuard EPS with a differentiated deployment mechanism. CGuard Prime received premarket approval (“PMA”) by the U.S. Food and Drug Administration (“FDA”) on June 23, 2025, and is marketed exclusively in the United States through our direct salesforce. It also received MDR CE Mark approval on June 12, 2025.

In October 2024, the FDA approved the Company’s IDE to initiate the CGUARDIANS II pivotal study of its CGuard Prime 80 cm carotid stent system during transcarotid revascularization (“TCAR”) procedures. In the first quarter of 2026, we completed enrollment in the CGUARDIANS II pivotal study.

In October 2023, the Centers for Medicare & Medicaid Services (“CMS”) issued its final National Coverage Determination (“NCD”), expanding coverage for both carotid artery stenting (“CAS”) and TCAR procedures to include both asymptomatic and standard risk patients, significantly expanding and supporting the future growth of the U.S. addressable market for CAS.

In November 2025, the results of the CREST-2 study were released, which showed that CAS combined with medical therapy demonstrated a significantly lower stroke risk as compared to intensive medical management alone in patients with severe asymptomatic carotid stenosis. CREST-2 was an independent study sponsored by the National Institute of Health (NIH) with a set of two parallel, observer-blinded clinical trials across 155 centers globally. CREST-2 showed that, among patients with high-grade carotid stenosis without recent neurological symptoms, the addition of stenting led to significantly better outcomes than intensive medical management alone, as measured by a decreased risk of the composite of perioperative stroke or death or ipsilateral stroke within four years. In a separate arm of the same trial, carotid endarterectomy (“CEA”) did not achieve a significant benefit for these patients as compared to intensive medical management alone.

We continue to invest in new product generations and potential new clinical indications for the CGuard platform with a strategy of focusing on advancing a “stent-first” approach to carotid revascularization. As part of this strategy, we are evaluating CGuard Prime in TCAR-based clinical programs, including the CGUARDIANS II pivotal trial, which studies the use of the CGuard Prime 80 cm carotid stent system in conjunction with an established neuroprotection device, and the CGUARDIANS III pivotal trial, which evaluates our proprietary SwitchGuard neuroprotection system (“SwitchGuard NPS”) paired with CGuard Prime to enable flow-reversal neuroprotection during TCAR. In parallel, we are pursuing new clinical applications outside TCAR, including the treatment of acute ischemic stroke with tandem lesions, which is currently being studied in an early feasibility study conducted with the Jacobs Institute. In this acute-stroke setting, the flexible, low-metal-burden design and MicroNet mesh of CGuard Prime may offer advantages where traditional embolic-protection devices cannot be used.

We consider our current addressable market for our CGuard EPS, CGuard Prime, and SwitchGuard NPS to be both symptomatic and asymptomatic individuals with diagnosed high-grade carotid artery stenosis for whom intervention is preferable to medical (drug) therapy. This group includes not only patients eligible for either CAS or TCAR procedures, but also individuals who are candidates for CEA, as all three approaches can be options to treat these patients. Assuming full penetration of the intervention caseload, we estimate that the addressable market for CGuard EPS, CGuard Prime, and SwitchGuard NPS is approximately $1.3 billion (source: Health Research International Personal Medical Systems, Inc. September 13, 2021 Results of Update Report on Global Carotid Stenting Procedures and Markets by Major Geography and Addressable Markets and internal estimates). According to this same report and internal estimates, assuming full penetration of treatment for all individuals diagnosed with high-grade carotid artery stenosis, we estimate the total available market for CGuard EPS, CGuard Prime, and SwitchGuard NPS to be approximately $9.3 billion, which may grow over time if expanded treatment options such as our products lead to increased patient screening for carotid artery disease.

We were organized in the State of Delaware on February 29, 2008. In October 2024, we established our global headquarters in Miami, Florida to support the U.S. launch and commercialization of CGuard Prime.

Business Strategy

Our business strategy is focused on establishing the CGuard carotid stent system as global leader in carotid revascularization. Our business strategy includes:

●	Drive adoption of a stent-first approach: We are strategically aligned with the ongoing shift from CEA to CAS and TCAR (stenting). Clinical data, including results from the C-GUARDIANS pivotal trial and outcomes from CREST-2, support the safety and efficacy of carotid stents and reinforce clinical evidence and outcomes of carotid stents for stroke prevention. With FDA PMA approval of CGuard Prime received in June 2025 and U.S. commercial launch in July 2025, we are positioned to capitalize to lead this market shift with expanded reimbursement coverage and growing procedural volumes.

●	Leverage clinical differentiation: Our proprietary MicroNet mesh technology is designed to reduce plaque prolapse and embolic events, delivering strong periprocedural and long-term outcomes. Across multiple clinical trials and real-world studies, CGuard has demonstrated the lowest 30-day and one-year composite adverse event rates compared to historical carotid stent data. We intend to continue generating and publishing clinical evidence to support broader adoption, guideline inclusion, and physician confidence.

●	Expand U.S. commercial infrastructure: A core priority is building a high-performing U.S. commercial organization to accelerate penetration of the approximately 155,000 annual carotid procedures performed in the United States. We are expanding our U.S. direct sales force with experienced CAS and neurovascular specialists, leveraging claims data to identify high-opportunity accounts, and identifying centers with trained TCAR physicians for engagement following anticipated label expansion of CGuard Prime to include TCAR. Our objective is to drive consistent utilization growth and increase market share of CGuard Prime in both CAS and TCAR procedures.

●	Broaden product portfolio: We are advancing a broader carotid and neurovascular platform strategy, including development of SwitchGuard neuroprotection technology and additional indications for CGuard Prime, such as TCAR and acute stroke with tandem lesions. By offering a comprehensive procedural toolkit, we aim to deepen relationships with physicians and participate more fully across the carotid intervention continuum.

●	Grow international presence: We currently commercialize CGuard in more than 30 countries and maintain meaningful market share outside the United States. Following U.S. approval, we are exploring further expansion into Asia, including potential opportunities in Taiwan, Japan, and South Korea, while continuing to strengthen distribution partnerships and regulatory registrations globally.

●	Protect and extend intellectual property: Our MicroNet platform is supported by a robust and growing intellectual property portfolio. We intend to continue strengthening our patent position globally to protect our technology and enable future product pipeline expansion. Operationally, we are scaling manufacturing, quality systems, and corporate infrastructure to support sustained revenue growth and a path toward profitability.

Our Industry

Carotid Arteries

Carotid arteries are located on each side of the neck and provide the primary blood supply to the brain. Carotid artery disease, also called carotid artery stenosis, is a type of atherosclerosis (hardening of the arteries) that is one of the major risk factors for ischemic stroke. In carotid artery disease, plaque accumulates in the artery walls, narrowing the artery and disrupting the blood supply to the brain. This disruption in blood supply, together with plaque debris breaking off the artery walls and traveling to the brain, are significant causes of stroke. According to the World Health Organization, every year, 15 million people worldwide suffer a stroke, and nearly six million die and another five million are left permanently disabled. According to the same source, stroke is the second leading cause of disability, after dementia.

In 2022, three million people between the age of 50 and 89 years old were estimated to be diagnosed with high grade carotid artery disease, of which, approximately 394,000 of those received intervention, according to a September 2021 report from Health Research International Personal Medical Systems, Inc. entitled Update Report on Global Carotid Stenting Procedures and Markets by Major Geography and Addressable Markets.

There are three current interventional treatments used to treat carotid artery disease. The first is CEA, in which a surgeon accesses the blocked carotid artery though an incision in the neck and then surgically removes the plaque. The second treatment is TCAR, a minimally invasive procedure in which a surgeon places a stent in the blocked carotid artery though a small incision in the neck while temporarily reversing blood flow to protect the brain from stroke during the procedure. The third treatment is CAS, a minimally invasive procedure in which a surgeon places a stent in the blocked carotid artery through access of the femoral, radial, or brachial arteries. We believe that the availability of minimally invasive treatment options like TCAR and CAS should increase the number of patients being treated since they avoid the need for complex surgery.

Our Products

MicroNet Mesh Platform Technology

MicroNet is our proprietary biocompatible polymer mesh material woven from a single strand of 23 μm polyethylene terephthalate (“PET”), a material widely used in medical implants. We apply the sleeve to our proprietary self-expanding stent to provide additional protection to patients from plaque prolapse and embolization following deployment of the stent in the patient’s artery. The size, or aperture, of the MicroNet “pore” is only 150-180 microns, designed to maximize protection against the release of potentially dangerous plaque and thrombus by significantly limiting the size of any embolic debris that can dislodge from the diseased carotid artery and pass through the MicroNet mesh. The MicroNet mesh is the core technology around which we have developed our proprietary CGuard carotid stent technology.

CGuard EPS – Carotid Artery Applications

Our CGuard EPS combines our MicroNet mesh and a self- expanding nitinol stent (a stent that expands without balloon dilation pressure or need of an inflation balloon) in a single device for use in carotid artery applications. MicroNet is placed over and attached to the outside of an open cell nitinol stent, forming a highly flexible implant that conforms to the carotid anatomy designed to trap debris and emboli that can dislodge from the diseased carotid artery and potentially travel to the brain and cause a stroke. This danger is one of the greatest limitations of carotid artery stenting with conventional, non-mesh covered carotid stents.

We believe that our CGuard EPS design provides advantages over existing therapies in treating carotid artery stenosis, such as conventional carotid stenting and surgical CEA, given the superior embolic prevention characteristics provided by the MicroNet. We believe the MicroNet provides acute embolic protection at the time of the procedure, but more importantly, provides post-procedure protection against embolic dislodgement. According to an article published in the Journal of American College of Cardiology Cardiovascular Interventions entitled Late cerebral embolization after emboli-protected carotid artery stenting assessed by sequential diffusion-weighted magnetic resonance imaging, it is in this post-procedure time frame that embolization is the source of post-procedural strokes in the brain, which have shown that the majority of the incidents of embolic showers associated with carotid stenting occur post-procedure.

Our CGuard EPS originally received CE mark approval in the EU in March 2013 and was fully launched in Europe in September 2015. Subsequently, we launched CGuard EPS in over 30 countries through a network of distributors. In January 2024, we received CE mark recertification under the EU’s MDR regulatory framework.

CGuard Prime Stent System

Our CGuard Prime also combines our MicroNet mesh and a self-expanding nitinol stent, but with a differentiated deployment system as compared to the CGuard EPS. The CGuard Prime Carotid Stent is available in diameters ranging from 6mm to 10mm and in lengths of 20, 30, 40 and 60mm. The CGuard Prime delivery system is a rapid exchange (Rx), delivery system with a 6Fr profile that can accommodate all stent sizes from 6mm to 10mm. In the U.S., PMA approval was received for stent sizes in 8-, 9- and 10-mm diameters with lengths of 30 and 40 mm.

CGuard Prime advances the first generation CGuard transfemoral delivery system with a new handle design for ease of deployment and a new catheter design for more flexible navigation of tortuous anatomy. The CGuard Prime product was used in 32 patients out of 316 patients in the C-GUARDIANS study, since April 2023. In October 2024, the FDA approved the Company’s IDE to initiate the CGUARDIANS II study of its CGuard Prime 80 cm carotid stent system for use in TCAR procedures. In the first quarter of 2026, we completed enrollment in the CGUARDIANS II pivotal study.

On June 23, 2025, the FDA approved our PMA for CGuard Prime. The approval was supported by data from our C-GUARDIANS pivotal trial, a prospective multicenter study that enrolled 316 patients in the U.S. and Europe . The trial demonstrated low rates of death, stroke, and myocardial infarction at 30 days (0.95%) and low rates of 30-day DSMI or ipsilateral stroke through one year (1.93%). For additional information, see “Item 1 – Business – Completed Clinical Trials for CGuard EPS – C-GUARDIANS.”

On June 12, 2025, CGuard Prime stent system received MDR CE Mark approval.

SwitchGuard NPS

SwitchGuard NPS is a Class II neuroprotection system (“NPS”) that we have developed and that is subject to regulatory approval, composed of medical grade tubing with male Luer lock connectors at each end and an in-line 200-micron blood filter. When connected to the included arterial and venous sheaths, the system is intended as an external arterial-venous (A-V) shunt, allowing arterial blood to flow into the venous system, while filtering particulate before returning blood to the patient on the venous side.

SwitchGuard NPS is being developed to provide flow reversal for cerebral protection in carotid interventions utilizing the TCAR procedure since symptomatic distal embolization, caused by the release of material (thrombotic, necrotic, or atherosclerotic) from the site of the lesion during the intervention, is the most frequent and important complication of CAS. Reversing blood flow has been shown to reduce stroke risk during carotid artery procedures.

We submitted an IDE to the FDA for the C-GUARDIANS III clinical trial in December 2024, which was approved in June 2025. This approval allows us to initiate a clinical trial to support the clearance of the SwitchGuard NPS coupled with CGuard Prime.

Acute Stroke with Tandem Lesions

It is estimated that 20-30% of acute ischemic strokes that are caused by large vessel occlusion involve tandem lesions- high grade stenosis/occlusion of the internal carotid artery plus thrombotic occlusion of an intracranial vessel. Currently there is no indicated use of CAS for these lesions during stroke treatment when the placement of an embolic protection device is not possible. We believe CGuard Prime is optimally suited for intervention in this acute setting by its design (flexible / low metal structure) as well as MicroNet mesh offering embolic protection both during and post procedure. Our goal is to develop CGuard Prime to mitigate strokes in this acute setting.

In November 2023, we announced a strategic agreement with Jacobs Institute to execute an early feasibility study of CGuard Prime for the treatment of acute stroke patients with tandem lesions. The study is expected to enroll 15 acute stroke patients across three U.S. sites to explore the safety and feasibility of using CGuard Prime in this setting.

Completed Clinical Trials for CGuard EPS

CARENET

The CARENET trial was the first multi-center study of CGuard EPS following the receipt of CE mark of this device in March 2013. The CARENET trial was designed to evaluate feasibility and safety of CGuard EPS in treatment of carotid lesions in consecutive patients suitable for CAS in a multi-operator, real-life setting. The acute, 30-day, magnetic resonance imaging (“MRI”), ultrasound and six-month clinical event results were presented at the LINC conference in Leipzig, Germany in February 2015. In the third quarter of 2015, the results of the CGuard CARENET trial were published in the Journal of the American College of Cardiology. In November 2015, positive twelve-month follow-up data from the CGuard CARENET trial was presented at the 42nd Annual Symposium on Vascular and Endovascular Issues, documenting the benefits of the CGuard MicroNet technology as well as the patency benefits (maintaining the artery open) of the internal and external carotid arteries at twelve months. In September 2022, the results of the CGuard CARENET trial five year follow up were published in the Journal of the American College of Cardiology: Cardiovascular Interventions Vol. 15, No 18, 2022 September 26, 2022:1883-1891. There was no ipsilateral stroke or ipsilateral stroke-related death which occurred throughout the five years. In addition, no stent restenosis or external carotid artery occlusion occurred in CARENET within five years, indicating normal healing and uncompromised side-branch patency.

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

The healing process of the tissue and in-stent restenosis can be measured by a non-invasive form of ultrasound called duplex ultrasound. This type of ultrasound measures the velocity of the blood that flows within the carotid arteries, which increases exponentially as the lumen of the internal carotid artery narrows and the percent stenosis increases. One of the measurements is called PSV (peak systolic velocity) and is known to be highly correlated to the degree of in-stent restenosis; PSV values higher than 300 cm/sec are indicative of >70% stenosis, while PSV values lower than 104 cm/sec are indicative of <30% restenosis and healthy healing. In the CARENET trial, duplex ultrasound measurements done at 30 days, 6 months and 12 months following the stenting procedure all attest to healthy normal healing without restenosis concerns, as the PSV values were 60.96 cm/sec ± 22.31, 85.24 cm/sec ± 39.56, and 90.22 cm/sec ± 37.72 respectively. The internal carotid artery was patent in all patients (100%).

The conclusions of the CARENET trial were:

●	The CARENET trial demonstrated safety of the CGuard EPS stent, with a 30-day MACCE rate of 0%;

●	Incidence of new ipsilateral lesions (percent of patients with new lesions on the ipsilateral side (same side where the stent was employed)) at 48 hours was reduced by almost half compared to published data, and volume was reduced almost tenfold;

●	All but one lesion had resolved completely by 30 days;

●	Twelve-month data showed no stroke or stroke-related deaths, and no cardiac adverse events;

●	Five-year data showed no ipsilateral stroke or ipsilateral stroke-related deaths, and no stent restenosis or external carotid artery occlusion occurred in CARENET by 5 years, indicating normal healing and uncompromised side-branch patency; and

●	CGuard EPS offers enhanced benefits for patients undergoing CAS with unprecedented safety.

Physician-Sponsored Clinical Trials for CGuard—PARADIGM-101 and PARADIGM -500 Studies

PARADIGM-101 (Prospective evaluation of All-comer peRcutaneous cArotiD revascularization In symptomatic and increased-risk asymptomatic carotid artery stenosis, using CGuard Mesh-covered embolic prevention stent system-101) was an investigator-led, single center study with the objective of evaluating feasibility and outcome of routine use of CGuard EPS in 101 consecutive unselected all-comer patients referred for carotid revascularization, initiated in 2015. In May 2016, the 30-day results were presented at the EuroPCR 2016 Late-Breaking Clinical Trial Session in Paris, and in the Journal of EuroIntervention. In Dec 2020, the 12-month results were presented in the Official Journal of the EuroPCR and the European Association of Percutaneous Coronary Interventions, EuroIntervention 2020;16:e950-e952. DOI: 10.4244/EIJ-D-19-01014) Key findings from the PARADIGM-101 study and the follow-up data are as follows:

●	CGuard EPS delivery success was 99.1%. The clinical evaluation also found no device foreshortening or elongation;

●	Angiographic diameter stenosis or vessel narrowing was reduced from 83±9% to only 6.7±5% (p<0.001);

●	Periprocedural death/major stroke/ myocardial infarction (“MI”) rates were 0%; and

●	Between 30 days and 12 months, there were no strokes or stroke-related deaths. There were four non -device related deaths (heart failure exacerbation, urosepsis, pulmonary embolism and microcellular pulmonary cancer).

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

PARADIGM-500 (Prospective evaluation of All-comer peRcutaneous cArotiD revascularization In symptomatic and increased-risk asymptomatic carotid artery stenosis, using CGuard Mesh-covered embolic prevention stent system-500) is an investigator-initiated, single center study designed to evaluate the outcomes of routine CGuard EPS in consecutive all-comer patients accepted by a multidisciplinary committee for carotid revascularisation. The PARADIGM-500 study is an extension of the PARADIGM-101 study, which was initiated in 2015.

An update of the PARADIGM-500 study was presented at the Veith 2024 conference in New York, held from November 19-23, 2024. Key findings were:

●	30-day death or stroke rate of 0.75%;
●	30-day death, stroke and myocardial infarction (DSMI) rate of 0.94%;
●	12-month freedom from ipsilateral stroke, in stent restenosis (ISR) and target lesion revascularization (TLR) combined rate of 99.6%;
●	At 12-month, the ISR rate (by Core Lab) is lower than those reported in the literature of first-generation stents (Naylor R, et al. European Society for Vascular Surgery (ESVS) 2023 Clinical Practice Guidelines on the Management of Atherosclerotic Carotid and Vertebral Artery Disease. Eur J Vasc Endovasc Surg. 2023);and
●	No cases of stent thrombosis (0%) with CGuard EPS through 12 months of follow up

The Paradigm-500 study confirms that CAS with the CGuard EPS stent delivers reliable and low rates of 30-day composite DSMI, 12-month ipsilateral stroke, ISR and no instances of stent thrombosis in a wide range of patients at standard and high risk for CEA.

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

Key findings from the study were as follows:

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

Additionally, based on engineering evaluations, the study concluded that CGuard EPS provides a high radial force and strong support in stenotic lesions. The stent is easy to use and safe to implant because it does not foreshorten and its structure adapts well to changes in diameter and direction of tortuous vascular anatomies. The MicroNet mesh did not cause any changes to specific mechanical parameters of the underlying stent.

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

Key findings from the study were as follows:

●	100% success in implanting CGuard EPS;

●	One case of acute stent thrombosis occurred within 4 hours of the procedure;

●	One minor stroke was recorded within the peri-operative period following the acute stent thrombosis, mentioned above;

●	No new adverse neurological events were recorded at the post-operative period;and

●	DW-MRI was performed to assess the occurrence of new ischaemic brain lesions from the target vessel following placement of the CGuard stent peri- (48-72 hours) and post-operatively (30 days) in 21 and 11 patients, respectively. Five of 21 patients (23.8%) had new ischaemic brain lesions peri-operatively (48-72 hours) on the ipsilateral side, for a total number of 30 lesions, with an average lesion volume of 0.039 +/- 0.025 cm3. Four patients (19.1%) had new ischaemic brain lesions on the contralateral side, for a total number of nine lesions, with an average lesion volume of 0.019 +/- 0.011 cm3 (range 0.016-0.034 cm3). At the postoperative period, spontaneous resolution was noted in all the lesions recorded in the peri-operative period in the 11 patients participating. Only one symptomatic patient had two new ischaemic brain lesions (1 ipsilateral and 1 contralateral).

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

Key 30-day results presented were:

●	100% success in implanting CGuard EPS;

●	No MI, major stroke or death at 30 days;

●	There were two transient ischemic attacks and five periprocedural minor strokes, including one thrombosis solved by surgery;

●	Total elimination of post-procedural neurologic complications by 30 days;

●	DW-MRI performed pre-procedure and between 24- and 72-hours post-procedure in 61 patients, indicated that 12 patients had new micro emboli (19%);

●	At 12-month, there were no new major neurological adverse events, thrombosis or external carotid occlusion recorded; and

●	One myocardial infarction occurred at 12 months.

Initial Clinical Study of the New CGuard EPS MicroNet Covered Carotid Stent: “One Size Fits All”

“Initial Clinical Study of the New CGuard EPS MicroNet Covered Carotid Stent: ‘One Size Fits All’” was an investigator-led, single-center study, which evaluated CGuard EPS in 30 consecutive patients with symptomatic stenosis of the internal carotid artery with the objective of evaluating the CGuard EPS MicroNet-covered stent for its ability to adjust to different vessel diameters. The results of the study were published in the Journal of Endovascular Therapy in May 2019. The conclusion of the study as reported was that CGuard EPS has high conformability combined with an almost equivalent outward radial force at expansion diameters ranging from 5.5 to 9.0 mm. The first clinical results demonstrate the “One Size Fits All” stent can be implanted in internal carotid arteries with reference diameters within this range.

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

Preliminary Results from a Prospective Real-World Multicenter Clinical Practice of Carotid Artery Stenting Using the CGuard Embolic Prevention System: The IRONGUARD 2 Study

“Preliminary Results From a Prospective Real-World Multicenter Clinical Practice of Carotid Artery Stenting Using the CGuard Embolic Prevention System: The IRONGUARD 2 Study” is a physician initiated prospective multi-center registry enrolling 733 patients from 20 medical centers in Italy, from January 2017 to June 2019. The objective of the study is to evaluate periprocedural (24 hours), post-procedural (up to 30 days), and 12-month outcomes in a largest, prospective, multicenter series of patients submitted for protected carotid artery stenting with the CGuard EPS. The 24-hour, 30-day and 12-month preliminary results (data available on 726 patients out of the 733 treated) were presented at the Leipzig Interventional Course (LINC) in January 2021. The study’s preliminary results from the IRONGUAURD 2 study suggested in a real-world evaluation of carotid artery stenting, CGuard EPS can be safely used for treatment of extracranial carotid artery stenosis, allowing a low rate of post procedural adverse events by 12 months.

Key findings from the study were as follows:

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

Key findings from the study were as follows:

●	100% technical success was achieved in all patients:

●	No major adverse events (death, stroke, or myocardial infarction) at 30 days.

The SIBERIA Trial for Carotid Artery Stenosis: A Randomized Controlled Trial of Conventional Versus Micronet-Covered Stent Use in Percutaneous Neuroprotected Carotid Artery Revascularization: Peri-procedural and 30-day Diffusion-Weighted Magnetic Resonance Imaging and Clinical Outcomes (RCT trial)

“The SIBERIA Trial for Carotid Artery Stenosis: A Randomized Controlled Trial of Conventional Versus Micronet-Covered Stent Use in Percutaneous Neuroprotected Carotid Artery Revascularization: Peri-procedural and 30-day Diffusion-Weighted Magnetic Resonance Imaging and Clinical Outcomes” was an investigator-initiated randomized clinical trial, single-center study, which evaluated one hundred patients who qualified for carotid revascularization with high risk for surgery and were randomized 1:1 to either CGuard EPS or AcculinkTM. The primary endpoints were incidence and volume of new cerebral embolic post-procedural lesions (24-48 hours) as determined by diffusion weighted magnetic resonance imaging (DW-MRI). The principal secondary endpoints included incidence of periprocedural or postprocedural stroke, myocardial infarction and death at 30 days. The 30-day results of the study were presented in a late-breaking session at the EuroPCR in June 2020 and published (Randomized Controlled Trial of Conventional Versus MicroNet-Covered Stent in Carotid Artery Revascularization, JACC Cardiovascular Interventions, Vol. 14, November 21, 2021). The conclusion of the study was that the use of CGuard EPS in consecutive unselected patients subjected to neuroprotected carotid artery stenting was associated with a greater than three-fold reduction in the procedure-generated mean cerebral lesion volume, and with zero post-procedural cerebral embolisms observed. The MicroNet covered stent significantly reduced periprocedural and abolished post procedural cerebral embolism in relation to a conventional carotid stent. This is consistent with the MicroNet covered stent’s sustained embolism prevention, translating into cerebral protection not only during but after carotid artery stenting. The incidence of restenosis and vessel occlusion according to the ICA (internal carotid artery) ultrasound and the incidence of strokes, myocardial infarctions or deaths between the study arms at 365 days were presented at the LINC conference in Leipzig, Germany in June, 2022. The 12-month outcomes demonstrated a significantly higher prevalence of the combined endpoint of death, stroke or myocardial infarctions and in-stent restenosis and vessel occlusion rate in the first generation (single layer) carotid stent, AcculinkTM, versus the MicroNet-Covered Stent, CGuard.

Key findings from the study were as follows:

●	Peri Procedure, the CGuard arm was observed to have a 57% reduction in new cerebral lesion average volume per patient (171 mm3 vs. 73 mm3), a statistically significant improvement (p=0.017) and 222 mm3 vs. 84 mm3 (p=0.038);

●	Post Procedure (24-48 hours), the CGuard arm was observed to have a 78% reduction in the average volume of new cerebral lesions (157 mm3 vs. 700 mm3), a statistically significant improvement (p=0.007);

●	At 30 days, DW-MRI showed zero new cerebral lessons in the CGuard arm versus six in the Acculink arm (p=0.03);

●	At 30 days, there were zero strokes, myocardial infarctions or deaths in the CGuard arm and two events the Acculink arm (two strokes);

●	At 365 there were zero cases of restenosis and vessel occlusion in the CGuard arm versus 3 cases of restenosis and 1 case of vessel occlusion in the Acculink arm; and

●	At 365 days, there were one event in the CGuard arm (one death) and five events the Acculink arm (two strokes, two deaths and one myocardial infarction).

C-GUARDIANS

C-GUARDIANS was a multicenter, single-arm, pivotal study to evaluate the safety and efficacy of the CGuard carotid stent system when used to treat symptomatic and asymptomatic carotid artery stenosis in patients undergoing carotid artery stenting.

The study completed enrollment in June 2023. The primary endpoint was a composite of: (1) incidence of major adverse events including Death (all-cause mortality), any Stroke, and Myocardial Infarction (DSMI) through 30-days post index procedure, or (2) ipsilateral stroke from day 31 to day 365 post-procedure. All events were adjudicated by an independent clinical events committee. The composite index was compared to a performance goal based on the observed rate of the two components of the primary endpoint from previous pivotal stent trials which were considered industry standard. The performance goal was considered met if the upper bound of the two-sided 95% confidence interval calculated from the observed primary endpoint rate is < 11.6% and the p-value is less than 0.025.

From July 2021 to June 2023, 316 patients were prospectively enrolled at 24 sites in the US and the EU and from April 2023 included deployment of the CGuard stent using CGuard Prime. All CAS procedures were performed utilizing the CGuard MicroNet mesh covered stent and cleared intra-procedural cerebral protection distal embolic filters or proximal embolic protection with flow cessation, or both. At 30 days, the hierarchical DSMI rate was 0.95% in the intent to treat (ITT) analysis and 0.63% in the per- protocol (PP) analysis. Three patients experienced major adverse cardiovascular events by 30-days: one patient who did not take dual antiplatelet therapy (protocol violation) had a major stroke and died and two other patients had a stroke. There was no myocardial infarction (MI). These results support a potential “neuroprotective” effect of the CGuard stent from the procedure to 30 days follow-up.

On May 28, 2024, we announced positive one-year follow up results from the C-GUARDIANS trial of the CGuard carotid stent system in which stenting with the CGuard carotid stent system in patients with carotid artery stenosis and at high risk for CEA had a 30-day DSMI and Ipsilateral stroke between 31 and 365 days rate of 1.95%, measured from procedure to 1-year follow-up in the ITT analysis, using Kaplan-Meier method. The primary endpoint rate was 1.71% in the per-protocol population.

On June 23, 2025, the FDA granted PMA approval of CGuard Prime in the U.S. with the following indication for use:

●	CGuard Prime, when used in conjunction with embolic protection devices specified in the labeling, is indicated for improving carotid luminal diameter in patients at high risk for adverse events from carotid endarterectomy who require carotid revascularization and meet both criteria outlined below:

○	Patients with neurological symptoms and ≥50% stenosis of the common or internal carotid artery by angiogram, or
○	patients without neurological symptoms and ≥80% stenosis of the common or internal carotid artery by angiogram;

●	Patients having a vessel with reference diameters between 6.4 mm and 9.0 mm at the target lesion.

On-going and Planned Clinical Trials

C-GUARDIANS Post-Market Approval Study

The C-GUARDIANS Post-Market Approval Study was a condition of PMA approval for CGuard Prime in the U.S. The C-GUARDIANS Post-Market Approval Study is a prospective, multicenter follow-up of the C-GUARDIANS pivotal study. It will evaluate the long-term safety and effectiveness of CGuard Prime. All 303 remaining subjects active at the end of the 12-month evaluation will continue to be followed annually through 36 months.

Early Feasibility Study of CGuard EPS for Acute Stroke Patients with Tandem Lesions

In November 2023, we announced the entry into a strategic agreement with the Jacobs Institute at the State University of New York at Buffalo to execute an early feasibility study of CGuard carotid stent system for the treatment of acute stroke patients with tandem lesions. The study, a prospective, single-arm, open label, non-blinded study is expected to enroll 15 acute stroke patients across three U.S. sites to assess the safety and feasibility of using CGuard carotid stent system to treat acute ischemic stroke patients with tandem lesions. of Dr. Adnan Siddiqui, Vice-Chairman and Professor of Neurosurgery at the State University of New York at Buffalo, CEO of the Jacobs Institute, is the Principal Investigator for the study. The trial began enrolling in the first quarter of 2025.

C-GUARDIANS II for TCAR procedures

On October 3, 2024, the FDA approved our IDE for CGUARDIANS II, a multicenter, single-arm, pivotal study to evaluate the safety and efficacy of the CGuard Prime 80 cm carotid stent system used in conjunction with the ENROUTE NPS during TCAR procedures. Patrick Geraghty, M.D., professor of surgery and radiology, section of vascular surgery at Washington University School of Medicine in St. Louis, MO, and Patrick Muck, M.D., program director and chief of vascular surgery at Good Samaritan Hospital in Cincinnati, OH, are lead principal investigators for the trial. In the first quarter of 2026, we completed enrollment of 50 patients in our CGUARDIANS II pivotal study.

C-GUARDIANS III for TCAR procedures using SwitchGuard NPS

The SwitchGuard NPS is designed to allow the treating physician to reverse cerebral blood flow during a TCAR procedure. SwitchGuard is intended to prevent embolic debris generated during the procedure from traveling to the brain, passing the blood through the filter before returning it to the patient to minimize blood loss.

On December 30, 2024, we submitted an IDE to the FDA for CGUARDIANS III, a multicenter, single-arm, pivotal study to evaluate the safety and efficacy of the SwitchGuard NPS used in conjunction with the CGuard Prime 80 cm carotid stent system for providing cerebral embolic protection during carotid artery stenting via the TCAR procedure. The IDE submission was approved on June 6, 2025 by the FDA. The C-GUARDIANS III study is expected to begin enrollment of patients during the second quarter of 2026.

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

●	Increase penetration of CGuard EPS and CGuard Prime in existing markets, particularly the United States. Our proprietary MicroNet mesh technology is designed to reduce plaque prolapse and embolic events which we believe differentiates CGuard EPS and CGuard Prime to deliver strong periprocedural and long-term outcomes. Our CGuard carotid stent system has demonstrated the lowest 30-day and one-year composite adverse event rates compared to historical carotid stent data for competing products. We believe that these attributes provide a significant opportunity for us to gain market share in existing markets where we compete. In our most well-established markets, we believe we have achieved market share of at least 25%, while in markets we have more recently entered, such as the U.S., our market share is much lower. We believe that, through physician education about the superior attributes and safety outcomes of our products, we can expand awareness and utilization of our products in all markets, particularly the U.S. The potential for increased market penetration will provide us significant opportunity for growth.

●	Drive adoption of a stent-first approach. Our long-term objective is to build a sustained clinical ecosystem by cultivating a global network of scientific and clinical advisors, supporting multi-year registries and multi-national clinical collaborations and participating in strategic alliances in stroke prevention and vascular innovation.

●	Broaden product portfolio. We plan to expand the MicroNet platform with next-generation delivery system architectures designed to enable additional access routes, improved ease of use across physician specialties and support for future accessory devices and multi-procedural workflows.

●	Protect and extend intellectual property and leverage clinical differentiation. In addition to the applications described above, we believe that we will eventually be able to utilize our proprietary MicroNet technology to address market needs for new product innovations to significantly improve patient care. We continue to broadly develop and protect intellectual property using our mesh technology. Examples of some areas include peripheral vascular disease and neurovascular disease.

●	Establish relationships with collaborative and development partners to fully develop and market our existing and future products. We plan to pursue long-term strategic collaborations focused on technology development and integration, clinical research expansion and global market access enablement.

●	Expand U.S. commercial infrastructure. We are seeking to expand U.S. direct sales force with experienced CAS and neurovascular specialists, leveraging claims data to identify high-opportunity accounts, and identifying centers with trained TCAR physicians as we aim to drive consistent utilization growth and increase market share of CGuard Prime in both CAS and TCAR procedures.

Competition

The markets in which we compete are highly competitive, subject to change and impacted by new product introductions and other activities of industry participants.

With respect to competition for our carotid embolic prevention systems, CGuard EPS and CGuard Prime, the manufacturers of products used in connection with carotid stenting procedures include a number of large companies, such as Abbott Laboratories, Boston Scientific Corporation, Medtronic, Cordis Corporation and Terumo Medical Corporation.

Many of these competitors are larger companies or divisions of publicly traded companies that have certain competitive advantages, including greater capital resources, larger customer bases, broader product lines, larger sales forces, greater marketing and management resources, larger research and development staffs and larger facilities than ours and have established reputations and relationships with our target customers and worldwide distribution methods that are more extensive than ours.

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

Sales and Marketing

Sales and Marketing

In October 2024, we established our global headquarters in Miami, Florida to support the anticipated U.S. launch and commercialization of CGuard Prime. Since that time, we have continued building the infrastructure for commercial operations in the U.S. to support the commercialization of CGuard Prime.

We are designing our commercial strategy and expanding our direct sales force to drive adoption of CGuard Prime among U.S. interventionalists. In parallel, we aim to support the transition from CEA to CAS and TCAR, leveraging CGuard Prime 80 cm for TCAR procedures and accessory devices, including our SwitchGuard neuroprotection system. We plan to continue to focus our marketing efforts on key growth markets and to evaluate opportunities in new territories as they become available. In addition, we are using international medical conferences to gain market exposure and brand recognition. We continue to work with leading physicians to enhance our marketing efforts and are developing relationships with new key opinion leaders to champion our technology and participate in clinical studies.

In the United States, we market and sell CGuard Prime through a direct sales organization consisting of approximately 30 sales and clinical support personnel, as of February 2, 2026. Our sales professionals have substantial experience launching and establishing new disruptive therapies and converting open surgical procedures to minimally-invasive alternatives. We are continuing to expand our commercial and distribution capabilities to support the commercialization of CGuard Prime.

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

Product Positioning

We believe that CGuard Prime has the potential to become the standard of care in treating carotid artery disease in the U.S. It is a second-generation stent with positive patient outcomes demonstrating significant reduction in post-procedural neurological events.

We continue to invest in new product generations and potential new clinical indications for the CGuard platform with a strategy of focusing on advancing a “stent-first” approach to carotid revascularization. As part of this strategy, we are evaluating CGuard Prime in TCAR-based clinical programs, including the CGUARDIANS II pivotal trial, which studies the use of the CGuard Prime 80 cm carotid stent system in conjunction with an established neuroprotection device, and the CGUARDIANS III pivotal trial, which evaluates our proprietary SwitchGuard NPS paired with CGuard Prime to enable flow-reversal neuroprotection during TCAR. In parallel, we are pursuing new clinical applications outside TCAR, including the treatment of acute ischemic stroke with tandem lesions, which is currently being studied in an early feasibility study conducted with the Jacobs Institute. In this acute-stroke setting, the flexible, low-metal-burden design and MicroNet mesh of CGuard Prime may offer advantages where traditional embolic-protection devices cannot be used. We believe this strategy may allow us to increase penetration in our existing geographies and better position us for entry into new markets.

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

Intellectual Property

Patents

We have 71 issued patents, including 20 patents issued in the U.S., and 27 pending patent applications, 6 of which are pending in the United States. Many of these patents and applications cover aspects of our CGuard and MGuard (a predecessor product) technology. Patents outside the U.S. have been filed in Canada, China, Europe, Israel, India, Japan, Australia, South Africa, and Hong Kong. The patents and applications fall into a number of patent families, as listed below.

Base Title of Patent Family	Pending patent applications (Countries)	Issued patents (Country and Patent No.)		Issue Date
Bifurcated stent assemblies		USA China	8,961,586 ZL 20078046676.2	24-Feb-2015 26-Sep-2012
Deformable tip for stent delivery and methods of use		USA Israel	10,258,491 260,945	16-Apr-2019 01-Jul-2020
Handle for Two-Stage Deployment of a Stent	China Japan India USA	USA Europe	11,839,561 EP4032509	12-Dec-2023 18-Feb-2026
Shunts with Blood-Flow Indicators	Europe India USA China	USA China Japan Hong Kong Japan DIV	11,844,893 ZL 2022800089963 7449627 HK40100855 7794484	19-Dec-2023 26-Nov-2024 06-Mar-2024 14-Mar-2025 22-Dec-2025
Device for Shunting Blood Between the Arterial and Venous Systems	India USA (CON) China (DIV) Japan (DIV)	USA China Japan Unitary Patent Ireland UK Spain Switzerland Hong Kong	12,070,542 ZL 2022800098002 7576884 EP4313255 EP4313255 EP4313255 EP4313255 EP4313255 HK40096715	27-Aug-2024 10-Sep-2024 24-Oct-2024 13/Aug/2025 13/Aug/2025 13/Aug/2025 13/Aug/2025 13/Aug/2025 21/Feb/2025
Devices for shunting blood	USA China Europe India Japan
In Vivo Filter Assembly		USA	9,132,261	15-Sep-2015
Knitted Stent Jackets		USA China India Canada China Canada Germany France UK	10,137,015 ZL200780046697.4 323792 2666728 ZL201210320950.3 2887189 EP2076212 EP2076212 EP2076212	27-Nov-2018 10-Oct-2012 28-Oct-2019 23-Jun-2015 02-Dec-2015 01-May-2018 29-Mar-2017 29-Mar-2017 29-Mar-2017

Optimized stent jacket		USA Canada China India China USA USA USA USA Israel USA USA Canada Belgium Switzerland Germany France UK Italy Ireland Luxembourg Netherlands Europe UK Germany France Ireland

10,070,976

2670724

ZL20078043259.2

297257

ZL201210454357.8

9,132,003

9,782,281

9,526,644

10,406,006

230,922

10,406,008

11,051,959

3,013,758

EP2088962

EP2088962

EP2088962

EP2088962

EP2088962

EP2088962

EP2088962

EP2088962

EP2088962

EP3292837

EP3292837

EP3292837

EP3292837

EP3292837

11-Sep-2018

11-Dec-2018

02-Jan-2013

30-May-2018

09-Dec-2015

15-Sep-2015

10-Oct-2017

27-Dec-2016

10-Sep-2019

01-Oct-2020

10-Sep-2019

06-Jul-2021

14-Sep-2021

11-Oct-2017

11-Oct-2017

11-Oct-2017

11-Oct-2017

11-Oct-2017

11-Oct-2017

11-Oct-2017

11-Oct-2017

11-Oct-2017

09-Nov-2022

09-Nov-2022

09-Nov-2022

09-Nov-2022

09-Nov-2022

Stent apparatus for treatment via body lumens and methods of use	Europe (Div) Europe China USA	Canada South Africa USA Canada USA USA Germany France UK Ireland Italy Switzerland	2609687 2007/10751 10,070,977 2843097 10,058,440 10,932,926 EP1885281 EP1885281 EP1885281 EP1885281 EP1885281 EP1885281	22-Apr-2014 27-Oct-2010 11-Sep-2018 27-Oct-2015 28-Aug-2018 02-Mar-2021 13-Feb-2019 13-Feb-2019 13-Feb-2019 13-Feb-2019 13-Feb-2019 13-Feb-2019
Stent Thermoforming Apparatus and Methods		USA USA Japan	9,527,234 10,376,393 6553178	27-Dec-2016 13-Aug-2019 12-Jul-2019
Methods of using a self-adjusting stent assembly and kits including same		USA China China DIV	11,684,498 ZL 2019800679437 ZL 202210380047X	27-Jun-2023 03-May-2022 27-Feb 2026
Intravascular sheath	USA (UTI) PCT

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

Government Regulation

Our products and operations are subject to extensive regulation in the United States, the European Union, and other international markets in which we conduct business.

United States

Medical devices distributed in the United States are regulated by the FDA. On June 24, 2025, the FDA granted Premarket Approval (PMA) for CGuard Prime, authorizing commercial distribution in the United States. We began initial U.S. commercialization in July 2025, following receipt of PMA approval and the establishment of our direct sales organization.

Following approval, our U.S. operations remain subject to ongoing FDA regulatory requirements. These include compliance with the Quality System Regulation (21 CFR Part 820), labeling and promotional requirements, Medical Device Reporting obligations (21 CFR Part 803), reporting of corrections and removals (21 CFR Part 806), and any post-market surveillance activities required by the FDA. Our ability to expand U.S. sales depends on continued compliance with these regulatory obligations.

European Union and Other International Markets

Outside the United States, the sale of medical devices is regulated by foreign authorities whose requirements vary by country.

In order to sell our products in member countries of the European Economic Area, or EEA, our products must comply with the requirements of Regulation (EU) 2017/745 on medical devices (Medical Device Regulation – MDR). Compliance with these requirements is a prerequisite to be able to affix the CE mark to our products, without which they cannot be sold or marketed in the EEA. To demonstrate compliance, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low-risk medical devices (Class I), where the manufacturer can generally issue a EU Declaration of Conformity based on a self-assessment of the conformity of its products with the requirements of the MDR, a conformity assessment procedure requires the involvement of an organization designated by a member state of the EEA to carry out conformity assessments, called a Notified Body. Depending on the relevant conformity assessment procedure, the Notified Body would typically audit and examine the technical documentation and the quality management system for the life cycle of our devices regarding their safety and performance. The Notified Body may require the application to be completed by having further tests carried out or requesting further evidence to be provided to allow assessment of conformity with the relevant requirements of the MDR. The Notified Body issues certificates of conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the requirements of the MDR. These certificates entitle the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EU Declaration of Conformity.

In January 2024, we received CE Mark recertification for CGuard EPS under the MDR. Our CGuard EPS previously held CE Mark approval under the former Medical Device Directive (MDD), which was replaced by the MDR on May 26, 2021. On June 12, 2025, we received CE Mark approval under the EU’s MDR for the CGuard Prime Embolic Prevention System.

In the EU, the General Data Protection Regulation (EU) 2016/679 (GDPR), effective since May 2018, imposes comprehensive data protection requirements, including strict rules on international data transfers, enhanced individual rights, and significant penalties for non-compliance. The GDPR is supplemented by national laws and guidance from the European Data Protection Board.

We have obtained regulatory approvals for, and commercialized, CGuard EPS in multiple countries outside the United States, primarily through distributors. These international markets represented the majority of our revenues in 2025. Although certain countries accept CE Mark approval as the primary requirement for marketing authorization, others require additional regulatory steps, reimbursement approvals, or local registrations before commercial sale. Review timelines and reimbursement frameworks vary significantly by jurisdiction and may affect the pace and extent of market access.

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

Premarket Approval Pathway

The CGuard carotid stent system is classified as a Class III medical device (considered a PMA) by the FDA. Class III medical devices are generally the highest risk devices and are subject to more rigorous regulatory requirements by the FDA, since the FDA process of premarket approval involves scientific and regulatory review to evaluate the safety and effectiveness of Class III medical devices for the purpose(s) intended. The FDA approved the CGuard Prime PMA on June 23, 2025.

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

510(k) Clearance Pathway

We do not currently market, distribute, or sell any products that have market clearance by the FDA under its 510(k) process. If, in the future, we develop products where 510(k) clearance is required, we would be required to submit a premarket notification to the FDA demonstrating that such proposed devices are substantially equivalent to a respective previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976, for which the FDA has not yet called for the submission of 510(k). The FDA’s 510(k) clearance pathway is established as 180 days for review, however, it usually takes from three to twelve months but could take longer. In some cases, the FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence.

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

Advertising and promotion of medical devices, in addition to being regulated by the FDA, are also regulated by the FTC and by state regulatory and enforcement authorities. Recently, promotional activities for FDA-regulated products have been the subject of enforcement action brought under health care reimbursement laws and consumer protection statutes. Competitors and others can also initiate litigation relating to advertising claims under the federal Lanham Act and similar state laws. In general, if the FDA determines that our promotional materials or training constitutes promotion of an unapproved or uncleared use, then it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions. It is also possible that other federal, state, or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved or uncleared use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement.

At this time, we have one commercially approved medical device in the U.S., and we have filed for an Establishment Registration with the FDA. If we are approved or cleared to manufacture, prepare, or process a device in the United States, we and any third-party manufacturers that we may use will be required to register our establishments with the FDA. In addition, our manufacturing facilities are subject to FDA inspections for compliance with the FDA’s Quality System Regulation. Additionally, some of our subcontractors are also subject to FDA announced and unannounced inspections for compliance with the FDA’s Quality System Regulation and assurances that the Company is marketing appropriately the indications for use of the product. These regulations require that we manufacture our products and maintain our documents in a prescribed manner with respect to design, manufacturing, testing and quality control activities and ensure that marketing materials and promotion are in compliance. As a medical device manufacturer, we are required to comply with FDA requirements regarding the reporting of adverse events associated with the use of our medical devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. FDA regulations also govern product labeling and prohibit a manufacturer from marketing a medical device for unapproved applications.

The FDA has broad regulatory compliance and enforcement powers. If the FDA determines that a manufacturer has failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions:

●	warning letters, untitled letters, fines, injunctions, consent decrees and civil penalties;

●	recalls, withdrawals, or administrative detention or seizure of our products;

●	operating restrictions or partial suspension or total shutdown of production;

●	refusing or delaying requests for PMA approvals of new products or modified products;

●	withdrawing PMA approvals that have already been granted;

●	refusal to grant export approvals for our products; or

●	criminal prosecution.

Many states require medical device manufacturers, distributors, and retailers to obtain a license, permit or certification to manufacture, distribute, or sell a medical device. Additionally, many states also require that medical device manufacturers, distributors, and retailers comply with manufacturing, labeling, packaging, sterilizing, distributing, and retailing requirements that are greater than those of the FDA. Failure by us or our manufacturing partners to comply with these licensing and regulatory requirements could have an adverse effect on our business.

Coverage and Reimbursement

There are many reimbursement programs through private payors as well as government programs. In some countries, government reimbursement is the predominant program available to patients and hospitals. Our commercial success depends in part on the extent to which governmental authorities, private health insurers and other third-party payors provide coverage for and establish adequate reimbursement levels for the procedures during which our products are used. Failure by physicians, hospitals, ambulatory surgery centers and other users of our products to obtain sufficient coverage and reimbursement from third-party payors for our products, or adverse changes in government and private third-party payors’ coverage and reimbursement policies could materially adversely affect our business, financial condition, results of operations and prospects.

Some payors are moving toward a managed care system and control their health care costs by limiting authorizations for surgical procedures, including procedures using our devices. Although no uniform policy of coverage and reimbursement among payors in the United States exists and coverage and reimbursement for procedures can differ significantly from payor to payor, reimbursement decisions by particular third-party payors may depend upon a number of factors, including the payor’s determination that use of a product is:

●	a covered benefit under its health plan;

●	appropriate and medically necessary for the specific indication;

●	cost effective; and

●	neither experimental nor investigational.

Third-party payors are increasingly auditing and challenging the prices charged for medical products and services with concern for upcoding, miscoding, using inappropriate modifiers, or billing for inappropriate care settings. Some third-party payors must approve coverage for new or innovative devices or procedures before they will reimburse health care providers who use the products or therapies. Even though a new product may have been cleared for commercial distribution by the FDA, we may find limited demand for the product unless and until reimbursement approval has been obtained from governmental and private third-party payors.

A key component in ensuring whether the appropriate payment amount is received for physician and other services, including those procedures using our products, is the existence of a common procedural terminology code, or CPT code, to describe the procedure in which the product is used. To receive payment, health care practitioners must submit claims to insurers using these codes for payment for medical services. CPT codes are assigned, maintained and annually updated by the American Medical Association and its CPT Editorial Board. If the CPT codes that apply to the procedures performed using our products are changed or deleted, reimbursement for performances of these procedures may be adversely affected.

In the United States, some insured individuals enroll in managed care programs, which monitor and often require pre-approval of the services that a member will receive. Some managed care programs pay their providers on a per capita (or per patient) basis, which puts the providers at financial risk for the services provided to their patients by paying these providers a predetermined payment per member per month and, consequently, may limit the willingness of these providers to use our products.

We believe the overall escalating cost of medical products and services being paid for by the government and private health insurance has led to, and will continue to lead to, increased pressures on the health care and medical device industry to reduce the costs of products and services. For example, HHS began implementation in 2025 of “Most Favored Nation” drug pricing by setting the Medicare price of single-source brand drugs without generic or biosimilar competition to the lowest price available in wealthy countries with a per capita GDP of at least 60% of that in the United States. All third-party reimbursement programs are developing increasingly sophisticated methods of controlling health care costs through prospective reimbursement and capitation programs, group purchasing, redesign of benefits, requiring second opinions before major surgery, careful review of bills, encouragement of healthier lifestyles and other preventative services and exploration of more cost-effective methods of delivering health care.

In addition to uncertainties surrounding coverage policies, there are periodic changes to reimbursement levels. Third-party payors regularly update reimbursement amounts and also from time to time revise the methodologies used to determine reimbursement amounts. This includes routine updates to payments to physicians, hospitals and ambulatory surgery centers for procedures during which our products are used. For example, CMS issued a national coverage determination on October 11, 2023, finding that Medicare coverage for percutaneous transluminal angioplasty of the carotid artery concurrent with stenting with an FDA-approved or -cleared device to be reasonable and necessary for Medicare reimbursement. These and other updates could directly impact the demand for our products.

U.S. Healthcare Laws and Regulations

In addition to the FDA regulations, there are a variety of other healthcare laws and regulations to which we may be subject if any of our products are marketed, sold, distributed, and/or utilized in the United States. In the United States, we may be subject to the oversight of FDA, Office of the Inspector General within the Department of Health and Human Services (OIG), the Center for Medicare and Medicaid Services (CMS), the Department of Justice (DOJ), in addition to other governmental reviews. We supply products that may be reimbursed by federally funded programs such as Medicare. As a result, our activities may be subject to regulation by CMS and potential enforcement by CMS, OIG and DOJ. Of specific note are federal and state fraud and abuse laws, which prohibit the payment or receipt of kickbacks, bribes or other remuneration, including the offer or solicitation of such payment, intended to induce or reward the purchase, recommendation or generation of business involving healthcare products any item or service payable by a health-care program. Other provisions of federal and state laws prohibit presenting, or causing to be presented, to third party payors (including, government programs, such as Medicare and Medicaid) for reimbursement, claims that are false or fraudulent, or which are for items or services that were not provided as claimed. In addition, other healthcare laws and regulations may apply, such as transparency and reporting requirements and privacy and security requirements. Violations of these laws can lead to civil and criminal penalties, including exclusion from participation in federal and state healthcare programs, any of which could have a material adverse effect on our business. These laws are potentially applicable to manufacturers of products regulated by the FDA as medical devices, such as us, and hospitals, physicians and other institutional or individual providers that may refer or purchase such products. The healthcare laws that may be applicable to our business or operations include, but are not limited to:

●	The federal Anti-Kickback Statute, which prohibits a person from knowingly and willfully offering, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, in return for or to induce referring or recommending an individual to another person to receive items or services or to purchase, lease, order, or arrange for any good, facility, item or service payable in whole or in part under a Federal health care program;

●	The federal Physician Self-Referral Law or “Stark” law prohibits a physician (defined to include a doctor of medicine or osteopathy, a doctor of dental surgery or dental medicine, a doctor of podiatric medicine, a doctor of optometry, or a chiropractor) from referring Medicare and Medicaid patients to certain types of entities with which the physician or any of the physician’s immediate family members have a financial relationship, unless an exception to the law’s prohibition is met;

●	Federal false claims laws and civil monetary penalty laws, including the False Claims Act, prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other government healthcare programs that are false or fraudulent, or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. The False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal health care program, knowingly makes, uses or causes to be made or used, a false record or statement material to a false or fraudulent claim, or knowingly makes a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. The federal Civil Monetary Penalties Law prohibits, among other things, the offering or transferring of remuneration to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of Medicare or Medicaid payable items or services;

●	The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which includes provisions that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, and for knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services;

●	The federal transparency requirements under the Affordable Care Act, including the provision commonly referred to as the Open Payments Act or Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or Children’s Health Insurance Program to report annually to Centers for Medicare and Medicaid Services (“CMS”) information related to payments and other transfers of value to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members; and

●	Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, as well as state transparency laws, which may be broader in scope and apply to referrals and items or services reimbursed by both governmental and non-governmental third-party payors, including private insurers, many of which differ from each other in significant ways and often are not preempted by federal law, thus complicating compliance efforts.

Penalties for violation of any of the health care laws described above or any other governmental regulations that apply to us include, without limitation, civil, criminal and/or administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, refusal to allow us to enter into government contracts, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of an entity’s operations.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our future business activities could be subject to challenge under one or more of such laws. Efforts to ensure that our business arrangements with third parties will comply with applicable laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other health care laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded health care programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded health care programs.

Privacy and Security of Health Information

Various federal and state laws protect the privacy and security of health information. For example, HIPAA protects the privacy and security of individually identifiable health information by limiting its use and disclosure. Many states have implemented similar laws to limit the use and disclosure of patient specific health information.

The HIPAA transaction regulations establish form, format and data content requirements for most electronic healthcare transactions, such as healthcare claims that are submitted electronically. The HIPAA privacy regulations establish comprehensive requirements relating to the use and disclosure of protected health information or PHI. The HIPAA security regulations establish minimum standards for the protection of PHI that is stored or transmitted electronically. The HIPAA breach notification regulations establish the applicable requirements for notifying individuals, the HHS, and the media in the event of a data breach affecting protected health information. Violations of the privacy, security and breach notification regulations are punishable by civil and criminal penalties.

The American Recovery and Economic Reinvestment Act of 2009, or ARRA, increased the amount of civil monetary penalties that can be imposed for violations of HIPAA, and the amounts are updated annually for inflation. For 2026, penalties for HIPAA violations can range from $145 to $2,190,294 per violation with a maximum fine of $2,190,294 for identical violations during a calendar year. ARRA also authorized state attorneys general to bring civil enforcement actions under HIPAA, and attorney generals are actively engaged in enforcement. These penalties could be in addition to other penalties assessed by a state for a breach which would be considered reportable under the state’s data breach notification laws.

HITECH was enacted in conjunction with ARRA. Among other things, HITECH makes business associates of covered entities directly liable for compliance with certain HIPAA requirements, strengthens the limitations on the use and disclosure of protected health information without individual authorizations, and adopts the additional enhancements, including enforcement of noncompliance with HIPAA due to willful neglect. The changes to HIPAA enacted as part of ARRA reflect a Congressional intent that HIPAA’s privacy and security provisions be more strictly enforced. These changes have stimulated increased enforcement activity and enhanced the potential that healthcare providers and their business associates will be subject to financial penalties for violations of HIPAA. In addition, the Secretary of HHS is required to perform periodic audits to ensure covered entities (and their business associates, as that term is defined under HIPAA) comply with the applicable HIPAA requirements, increasing the likelihood that a HIPAA violation will result in an enforcement action.

In addition to the federal HIPAA regulations, the FTC and many states have laws that regulate the collection, storage, use, retention, security, disclosure, transfer and other processing of health information and other confidential, sensitive and personal data. Certain of these laws grant individual rights with respect to their information, and we may be required to expend significant resources to comply with these laws. For example, various states, such as California and Washington, have implemented privacy laws and regulations, such as the California Confidentiality of Medical Information Act, that impose restrictive requirements regulating the use and disclosure of personally identifiable information. These laws in many cases are more restrictive than, and may not be preempted by, the HIPAA rules and may be subject to varying interpretations by courts and government agencies.

Due to the rapidly changing nature of these data privacy laws, there is not always clear guidance from the respective governments and regulators regarding the interpretation of the law, which may create the risk of an inadvertent violation. Efforts to comply with these and other data privacy and security restrictions that may be enacted could require us to modify our data processing practices and policies and to incorporate privacy by design into our products and services, as well as significantly increase the cost of our operations. Failure to comply with such restrictions could subject us to criminal and civil sanctions and other penalties. In part due to the uncertainty of the legal climate, complying with regulations, and any applicable rules or guidance from self-regulatory organizations relating to privacy, data protection, information security, and consumer protection, may result in substantial costs and may necessitate changes to our business practices, which may compromise our growth strategy, adversely affect our ability to attract or retain customers, and otherwise adversely affect our business, financial condition, and operating results.

Health Care Reform

In the United States, there have been and continue to be a number of significant legislative initiatives to contain healthcare costs. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and, accordingly, our financial operations.

Moreover, recently there has been heightened governmental scrutiny over the way manufacturers set prices for their commercial products. There have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to health care pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of health care products under Medicare, and reform government program reimbursement methodologies. On August 16, 2022, Congress enacted the Inflation Reduction Act allowing CMS to negotiate directly with drug manufacturers to lower the price of some of the costliest drugs under the Medicare program, as well as requiring drug manufacturers to provide Medicare with a rebate if the price of drugs increases faster than the rate of inflation. In 2025, HHS began implementation of “Most Favored Nation” drug pricing by setting the Medicare price of single-source brand drugs without generic or biosimilar competition to the lowest price available in wealthy countries with a per capita GDP of at least 60% of that in the United States. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Although a number of these, and other proposed measures may require authorization through additional legislation to become effective, Congress has indicated that it will continue to seek new legislative measures to control drug costs.

Additionally, CMS issued a final rule, effective on July 9, 2019, that requires direct-to-consumer advertisements of pharmaceutical and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that pharmaceutical or biological product if it is equal to or greater than $35 for a monthly supply or usual course of treatment.

On September 9, 2025, the FDA began requiring pharmaceutical advertisements to include full safety warnings during direct-to-consumer advertisements, instead of footnoting such information. Additionally, the FDA expanded its oversight on social medial promotional activities, including influencer partnerships, algorithm-driven targeted advertising, and AI-generated health content, to ensure compliance with the FDA’s advertisement requirements. The FDA has indicated it will begin enforcement actions for any advertisement violations.

Any adopted health reform measure could reduce the ultimate demand for our products, if approved, or put pressure on our product pricing. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. We expect that additional state and federal healthcare reform measures will be adopted in the future.

We expect that additional state and federal healthcare reform measures, as well as legal changes by foreign governments, will be adopted in the future, any of which could limit the amounts that governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Since PMA approval in the U.S., our direct sales organization has built and supported a varied customer base of multiple interventional and surgical specialties, to include interventional cardiologists, neurologists, neuroradiologists and radiologists, as well as both vascular and neurosurgeons.

Manufacturing and Suppliers

The polymer fiber used to produce the MicroNet mesh for CGuard EPS and CGuard Prime is supplied by a specialty polymer manufacturer. The mesh is made from PET. During 2022, our supplier notified us of supply constraints related to its existing PET resin source. We subsequently purchased sufficient inventory to support expected production through early 2028 and identified a new PET resin source with equivalent mechanical and biocompatibility properties. Our supplier has produced initial samples using the new PET, and we are initiating the full validation process, which is expected to take up to 18 months.

The supplier of the CGuard EPS delivery system provides the core components that form the base of the delivery system used to deliver and deploy the CGuard EPS stent during carotid artery procedures. Under a 2019 amendment to our agreement, we purchase and maintain inventory of certain components, and the supplier performs the manufacturing process. Our delivery-system supplier for CGuard Prime provides the base delivery systems for the CGuard Prime stent system; this agreement includes non-binding minimum order commitments and may be terminated by us upon nine months’ notice.

We currently perform the assembly of both CGuard EPS and CGuard Prime at our facility in Israel. Assembly includes knitting and securing the MicroNet mesh to a self-expanding nitinol stent and crimping the sleeved stent into the delivery system. The bare-metal nitinol stents used in both products are supplied by a third-party manufacturer under a per-unit pricing arrangement. After assembly, the stent systems are sterilized at a third-party facility in Israel and returned to our facility for final packaging and distribution.

To support expected future demand for CGuard Prime in the United States, we have engaged Aptyx Interventional Systems (“Aptyx”), an FDA-registered and ISO 13485-certified contract manufacturer, to transfer the production of finished CGuard Prime devices to their ISO Class 7 cleanroom facility in North Carolina. This transfer includes establishment of production lines, process and sterilization validations, operator training, and qualification builds. We expect this transition to significantly expand our annual production capacity from approximately 20,000 units in 2025 to an estimated 50,000 units by 2027.

We rely on key parts suppliers for major components of CGuard EPS and CGuard Prime, including the self-expanding nitinol stent, the MicroNet mesh sleeve, and the subassemblies that make up the deployment systems for each product. If a supplier becomes unable to provide a critical component, qualifying an alternative supplier may take up to one year depending on component complexity. To maintain CE Mark approval, we conduct periodic audits of key suppliers to ensure compliance with applicable quality-system and performance requirements.

Human Capital Management

As of December 31, 2025, we had 127 full-time employees. Of our 127 total employees, 5 serve as executive management while also functioning as heads of professional departments, and are therefore reflected within the following departmental breakdown: 8 employees in research and development, 17 in quality assurance and compliance, 10 in finance and accounting, 36 in operations/production, 42 in commercial (including sales and marketing), 2 in clinical and 12 in human resources, IT and administration.

Except for 4 of our employees in Europe, our employees are not party to any collective bargaining agreements. We do not expect the collective bargaining agreements to which our employees are party to have a material effect on our business or results of operations. We also employ 3 independent contractors.

We believe that our future success will depend, in part, on our continued ability to attract, hire, and retain qualified personnel. In particular, we depend on the skills, experience, and performance of our senior management and research personnel. We compete for qualified personnel with other medical device, biotechnology, pharmaceutical and healthcare companies, as well as universities and non-profit research institutions.

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

Available Information

We maintain a corporate website at http://www.inspiremd.com. The information contained on, or that can be accessed through, our website is neither a part of nor incorporated into this Annual Report on Form 10-K.

Copies of our reports on Forms 10-K, Forms 10-Q and Forms 8-K, may be obtained, free of charge, electronically through our corporate website at http://www.inspiremd.com as soon as reasonably practicable after we file such material electronically with, or furnish to, the SEC. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” immediately following this prospectus summary. These risks include, among others, the following:

●	we have a history of net losses and may experience future losses;

●	our history of recurring losses and negative cash flows from operating activities, significant future commitments and the uncertainty regarding the adequacy of our liquidity to pursue our complete business objectives, and substantial doubt regarding our ability to continue as a going concern;

●	we will need to raise additional capital to meet our business requirements in the future, and such capital raising may be costly or difficult to obtain and could dilute our stockholders’ ownership interests;

●	we may become subject to claims by much larger and better capitalized competitors enforcing their intellectual property rights against us or seeking to invalidate our intellectual property or our rights thereto;

●	completing clinical trials for CGuard Prime Stent System and SwitchGuard NPS in the United States require meeting a number of regulatory requirements and must be conducted in compliance with the FDA’s IDE regulations. Failure to maintain compliance with IDE regulations could have a material adverse effect on our business;

●	clinical trials necessary to support a pre-market approval application will be lengthy and expensive and will require the enrollment of a large number of patients, and suitable patients may be difficult to identify and recruit. Any such delay or failure of clinical trials could prevent us from commercializing our stent products, which would materially and adversely affect our results of operations and the value of our business;

●	the results of our clinical trials may be insufficient to obtain regulatory approval for our products;

●	our products may in the future be subject to product notifications, recalls, or voluntary market withdrawals that could harm our reputation, business and financial results;

●	we may be subject, directly or indirectly, to applicable U.S. federal and state anti-kickback, false claims laws, physician payment transparency laws, fraud and abuse laws or similar healthcare and security laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings;

●	we may be exposed to product liability claims and insurance may not be sufficient to cover these claims;

●	even if additional products receive FDA approval, we may fail to obtain an adequate level of reimbursement for our products by third party payors, such that there may be no commercially viable markets for our products or the markets may be much smaller than expected;

●	in the United States and European Union, our business could be significantly and adversely affected by healthcare reform initiatives and/or other legislation or judicial interpretations of existing or future healthcare laws and/or regulations;

●	if we are unable to obtain and maintain intellectual property protection covering our products, others may be able to make, use or sell our products, which would adversely affect our revenue;

●	we are an international business, and we are exposed to various global and local risks that could have a material adverse effect on our financial condition and results of operations venue;

●	our business, operating results and growth rates may be adversely affected by current or future unfavorable economic and market conditions and adverse developments with respect to financial institutions and associated liquidity risk;

●	there are inherent limitations in all control systems, and misstatements due to error or fraud may occur and not be detected;

●	we anticipate being subject to fluctuations in currency exchange rates because we expect a substantial portion of our revenues will be generated in Euros and U.S. dollars, while a significant portion of our expenses will be incurred in New Israeli Shekels;

●	if there are significant shifts in the political, economic and military conditions in Israel and its neighbors, it could have a material adverse effect on our business relationships and profitability;

●	it may be difficult for investors in the United States to enforce any judgments obtained against us or some of our directors or officers;

●	the market prices of our common stock and our publicly traded warrants are subject to fluctuation and have been and may continue to be volatile, which could result in substantial losses for investors;

●	if we fail to maintain compliance with the Nasdaq minimum listing requirements, our common stock will be subject to delisting. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if our common stock delisted; and

●	changes to trade policy, including tariff and customs regulations, or failure to comply with such regulations may have an adverse effect on our reputation, business, financial condition and results of operations.

Risks Related to Our Financial Condition

We have a history of net losses and may experience future losses.

We have yet to establish any history of profitable operations. We reported a net loss of $48.8 million for the fiscal year ended December 31, 2025, and had a net loss of approximately $32.0 million during the fiscal year ended December 31, 2024. As of December 31, 2025, we had an accumulated deficit of $302.3 million. We expect to incur additional operating losses for the foreseeable future. There can be no assurance that we will be able to achieve sufficient revenues throughout the year or be profitable in the future.

Management has concluded that there is substantial doubt about our ability to continue as a going concern, and the report of our independent registered public accounting firm contains an explanatory paragraph as to our ability to continue as a going concern, which could prevent us from obtaining new financing on reasonable terms or at all.

Because we have had recurring losses and negative cash flows from operating activities, substantial doubt exists regarding our ability to remain as a going concern at the same level at which we are currently performing. Accordingly, the report of Kesselman & Kesselman, our independent registered public accounting firm, with respect to our financial statements for the year ended December 31, 2025, includes an explanatory paragraph as to our potential inability to continue as a going concern. The doubts regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all.

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

In order for us to pursue our business objectives without materially curtailing our operations, we will need to raise additional capital, which additional capital may not be available on reasonable terms or at all. For instance, we will need to raise additional funds to accomplish the following:

●	commercialization efforts in the United States following FDA approval of CGuard Prime;

●	expansion of manufacturing and operational capabilities, including scaling up production to meet expected demand and establishing necessary infrastructure in the United States;

●	development of our current and future products, including potential enhancements to CGuard Prime and advancing SwitchGuard NPS;

●	pursuing growth opportunities, such as expanding commercial activities in key international markets and strengthening regional distribution networks;

●	growing our U.S. commercial organization, including hiring and retaining qualified personnel to support sales, marketing, and operations;

●	responding to competitive pressures and evolving market dynamics, including potential reimbursement challenges and pricing pressures;

●	meeting regulatory and compliance obligations, including post-market surveillance, product registrations, and adherence to evolving regulatory frameworks; and

●	maintaining compliance with applicable laws and corporate governance requirements.

In May 2023, we issued four series of warrants that expire upon the earlier of (i) five years following issuance or (ii) 20 trading days following the occurrence of certain milestones specific to each series. If all of the four series of warrants are exercised in cash in full, this would result in $71.4 million of gross proceeds. In July 2024, we received gross proceeds of approximately $17.9 million following the exercise of the Series H Warrants in full. In July 2025, we received gross proceeds of approximately $17.9 million following the exercise of the Series I Warrants in full. In July 2025, we completed a private placement that generated approximately $40.1 million in gross proceeds. For additional information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Private Placements.” There can be no assurance that we will achieve any of the milestones set forth in the remaining unexercised Warrants or that these Warrants will be exercised in cash in full.

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

Risk Related to Commercialization of Our Products

We have only recently transitioned to a commercial stage medical device company in the United States, which may make it difficult for analysts and investors to evaluate the success of our business to date and to assess our future viability.

We only recently launched CGuard Prime in the United States following FDA approval in June 2025. Consequently, any predictions that analysts and investors make about our future success or viability may not be as accurate as they could be if we had more experience commercializing CGuard Prime in the United States. To be profitable, we will need to successfully transition our focus to expand our commercialization capabilities through our direct sales organization and build our distribution capabilities to support the commercial launch of CGuard Prime in the United States. Ultimately, we may not be successful in such a transition.

CGuard Prime has been commercially launched in the United States, and we have limited experience manufacturing, selling, marketing and distributing products in the U.S. The timing of uptake and distribution efforts are unpredictable and there is a risk that we may not achieve and sustain commercial success for the CGuard Prime.

In July 2025, we announced the official commercial launch of CGuard Prime in the U.S. following FDA approval in June 2025, and we are currently executing on the commercialization plan. As part of our plan, we are building out sales, marketing and distribution capabilities and have engaged with a contract manufacturer to supplement our internal manufacturing capacity. Historically, prior to the commencement of our commercialization activities in the U.S., we did not have experience in manufacturing, selling, marketing or distributing products in the U.S. To be able to successfully commercialize CGuard Prime we may need to further develop our existing manufacturing, sales, marketing and distribution capabilities, which is expensive and time-consuming, or enter into arrangements with third parties to perform these services.

In October 2024, we established our global headquarters in Miami, Florida to support the U.S. commercial launch of CGuard Prime. During 2024, we started the build-out of the infrastructure for commercial operations in the U.S. designed to support the commercialization of CGuard Prime. In addition, to support our anticipated production growth in connection with the commercialization of CGuard Prime, we have engaged Aptyx a contract manufacturer that is a developer and manufacturer of complex components and devices for the life sciences, to transfer the manufacturing of CGuard Prime finished goods to full-scale production at their ISO Class 7 cleanroom facility in North Carolina.

There are risks involved in establishing our own sales, marketing and distribution capabilities and partnering with a third-party manufacturer. We must commit significant financial and managerial resources to develop a marketing and sales force with technical expertise and with supporting distribution capabilities. Factors that may inhibit our efforts to commercialize our products directly and without strategic partners include:

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

We are continuing to expand our commercialization capabilities and to build our distribution capabilities to support the commercialization of CGuard Prime. We expect that it will take time for this team to generate significant sales momentum, if it does so at all. We may not be successful in recruiting and retaining the manufacturing, sales and marketing personnel necessary to sell CGuard Prime, and we may not be successful in marketing CGuard Prime, which would have a material adverse effect on our business, financial condition and results of operations.

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

● the functionality and ease of use of the product;

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

While we derive most of our revenue from the sale of CGuard EPS in CE marked countries, our ability to generate significant revenues and achieve profitability depends, among other things, on our abilities to successfully commercialize CGuard Prime and receive FDA approval of SwitchGuard and other products we may develop. If we fail to successfully commercializae CGuard Prime or obtain FDA approval for SwitchGuard or any other products we may develop, our results of operations and the value of our business would be materially and adversely affected.

We derive most of our revenue from sales of our CGuard EPS in CE marked countries and certain other select jurisdictions, and we only recently announced the official commercial launch of CGuard Prime in July 2025. In addition, we have not received any approvals for SwitchGuard and there can be no assurance that we will be able to receive regulatory approvals to commence marketing and sales for our products in any jurisdiction where we are seeking approvals. Our ability to generate significant revenues and achieve profitability depends on our ability to successfully commercialize and manufacture commercial quantities of CGuard Prime and obtain required regulatory approvals for SwitchGuard and any other products we may develop at an acceptable cost. In addition, there may be insufficient demand for CGuard Prime, SwitchGuard and any other products we commercialize or develop. If we fail to generate sufficient revenues from these products, our results of operations and the value of our business and securities would be materially and adversely affected.

Physicians may not widely adopt our products unless they determine, based on experience, long-term clinical data and published peer reviewed journal articles, among other standard-of-care considerations, that the use of our stents provides a safe and effective alternative to other existing treatments for coronary artery disease and carotid artery disease.

We believe that physicians will not widely adopt our products unless they determine, based on experience, long-term clinical data, published peer-reviewed journal articles and payor coverage policies, among other factors, that the use of our products provide a safe and effective alternative to other existing treatments for the conditions we are seeking to address.

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

The medical device market is highly competitive. We compete with many medical device companies globally in connection with our current products and products under development. We face intense competition from numerous pharmaceutical and biotechnology companies in the therapeutics area, as well as competition from academic institutions, government agencies and research institutions. Abbott Laboratories, Boston Scientific Corporation, Medtronic, Cordis Corporation and Terumo Medical Corporation produce a polytetrafluoroethylene mesh-covered stent and a double layer metal stent. As we develop and seek regulatory approval in the United States for our new TCAR neuroprotection system, SwitchGuard NPS, and continue to seek greater market share for CGuard Prime, we expect to compete with Silk Road Medical, which was acquired by Boston Scientific Corporation, in the TCAR market. Most of our current and potential competitors, including but not limited to those listed above, have, and will continue to have, substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution and personnel resources than we do. There can be no assurance that we will have sufficient resources to successfully commercialize our products, if they are approved for sale. The worldwide market for stent products is characterized by intensive development efforts and rapidly advancing technology. Our future success will depend largely upon our ability to anticipate and keep pace with those developments and advances. Current or future competitors could develop alternative technologies, products or materials that are more effective, easier to use or more economical than what we or develop. If our technologies or products become obsolete or uncompetitive, our related revenue would decrease. This would have a material adverse effect on our business, financial condition and results of operations.

We may not be able to achieve or maintain satisfactory pricing and margins for our products.

Manufacturers of medical devices have a history of price competition, and we can give no assurance that we will be able to achieve satisfactory prices for our products or maintain prices at the levels we have historically achieved. Any decline in the amount that payers reimburse our customers for CAS could make it difficult for customers to continue using, or to adopt, our products and could create additional pricing pressure for us. In addition, the introduction of competitive stents that could be used in CAS procedures and other products could also put pressure on the pricing of our products. If we are forced to lower the price we charge for our products, our gross margins will decrease, which will adversely affect our ability to invest in and grow our business. If we are unable to maintain our prices, or if our costs increase and we are unable to offset such increase with an increase in our prices, our margins could erode. We will continue to be subject to significant pricing pressure, which could harm our business and results of operations. Also, our use of distributors in non-U.S. countries may adversely impact our gross margins.

We may become subject to claims by much larger and better capitalized competitors enforcing their intellectual property rights against us or seeking to invalidate our intellectual property or our rights thereto.

Based on the prolific litigation that has occurred in the stent industry and the fact that we may pose a competitive threat to some large and well-capitalized companies that own or control patents relating to stents and their use, manufacture and delivery, we believe that it is possible that one or more third parties will assert a patent infringement claim against the manufacture, use or sale of our stents based on one or more of these patents. These companies also own patents relating to the use of drugs to treat restenosis, stent architecture, catheters to deliver stents, and stent manufacturing and coating processes and compositions, as well as general delivery mechanism patents like rapid exchange, which might be alleged to cover one or more of our products. In addition, it is possible that a lawsuit of which we are not aware asserting patent infringement, misappropriation of intellectual property, or related claims may have already been filed against us. As the number of competitors in the stent market grows and our commercial sales expand geographically, the possibility of patent infringement by us or claim against us increases.

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

Risks Related to our Clinical Trials and Regulatory Matters

Completion of clinical trials for CGuard Prime 80 cm in TCAR procedures (C-GUARDIANS II), SwitchGuard NPS (C-GUARDIANS III), and any other investigational product candidates requires compliance with FDA IDE regulations, and failure to meet these requirements could materially harm our business.

We recently completed patient enrollment in the C-GUARDIANS II IDE trial to evaluate the safety and efficacy of the CGuard Prime 80 cm carotid stent system used with the ENROUTE NPS during TCAR procedures, following FDA approval of the IDE on October 3, 2024. The study enrolled its first patient on December 6, 2024 and we completed enrollment of 50 patients in the first quarter of 2026. For additional information, see “Item 1 – Business – On-going and Planned Clinical Trials – C-GUARDIANS II for TCAR procedures.” In addition, FDA approved the IDE for C-GUARDIANS III on June 6, 2025, a pivotal study evaluating the SwitchGuard NPS when used in conjunction with the CGuard Prime 80 cm system for TCAR. The C-GUARDIANS III study is expected to begin enrollment of patients during the second quarter of 2026. For additional information, see “Item 1 – Business – On-going and Planned Clinical Trials – C-GUARDIANS III for TCAR procedures using SwitchGuard NPS.”

These and any future clinical studies must comply with FDA IDE regulations and Good Clinical Practice requirements, including IRB approvals, predefined protocols, informed consent, monitoring, data integrity, and reporting obligations. Delays in patient enrollment, site activation, supply availability, protocol deviations, investigator performance, or regulatory compliance issues could delay or disrupt these studies.

Because the TCAR indication for CGuard Prime and the SwitchGuard NPS remain investigational, the results from C-GUARDIANS II, C-GUARDIANS III, or any future clinical trials may not demonstrate safety and effectiveness to the FDA’s satisfaction. Failure to generate acceptable clinical data could delay or prevent FDA approval of these expanded indications or new products, limit our commercial opportunities in the TCAR market, and materially harm our business, financial condition, and results of operations.

Clinical trials necessary to support regulatory submissions for our products, including the C-GUARDIANS II study evaluating the CGuard Prime 80 cm stent system for TCAR procedures and the C-GUARDIANS III study evaluating the SwitchGuard NPS, are often lengthy and difficult to conduct, and delays or failures in these trials could adversely affect our business.

We are currently conducting C-GUARDIANS II, an FDA-approved IDE study evaluating the safety and effectiveness of the CGuard Prime 80 cm carotid stent system when used with the ENROUTE NPS during TCAR procedures. Although CGuard Prime received PMA approval in June 2025 for transfemoral use, the TCAR indication remains investigational and will require a PMA supplement supported by C-GUARDIANS II data. We are also conducting C-GUARDIANS III, an FDA-approved IDE study evaluating the SwitchGuard NPS, which is expected to support a 510(k) submission for SwitchGuard as a standalone neuroprotection system for TCAR.

Clinical trials for these products may encounter delays related to patient enrollment, site activation, protocol adherence, availability of investigational product, competing studies, and investigator engagement. TCAR-eligible patients represent a more limited subset of the carotid stenosis population, and suitable patients may be difficult to identify and recruit, particularly across centers with variable TCAR procedure volumes. Patients may withdraw consent, fail to complete required follow-up, or experience unrelated adverse events that complicate interpretation of study data.

If we are unable to complete these studies successfully, or if the resulting data do not demonstrate safety and effectiveness to the FDA’s satisfaction, we may be unable to obtain approval for the TCAR indication for CGuard Prime or clearance for the SwitchGuard NPS. Any such delays or failures could materially harm our business, financial condition, results of operations, and our commercial opportunities in the TCAR market.

The results of our C-GUARDIANS II and C-GUARDIANS III trials, as well as any other clinical trials, may be insufficient to obtain regulatory approval for our products.

We will only receive regulatory approval for additional indications of CGuard Prime, SwitchGuard or any other product we develop if we can demonstrate to the satisfaction of the FDA or the applicable foreign regulatory agency, in well designed and conducted clinical trials, that the product is safe and effective. If we are unable to demonstrate that a product is safe and effective in advanced clinical trials involving large numbers of patients, we will be unable to submit the necessary application to receive regulatory approval to commercialize the product. We face risks that:

●	the product may not prove to be safe or effective;

●	the product’s benefits may not outweigh its risks;

●	the results from advanced clinical trials may not confirm the positive results from pre-clinical studies and early clinical trials;

●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;

●	the FDA or comparable foreign regulatory authorities may interpret data from pre-clinical and clinical testing in different ways than us; and

●	the FDA or other regulatory agencies may require additional or expanded trials and data.

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

Even if products we develop receive regulatory approval or clearance, we will be subject to ongoing reporting obligations, and the products and the manufacturing operations will be subject to continuing regulatory review, including FDA inspections. The outcome of this ongoing review may result in the withdrawal of a product from the market, the interruption of the manufacturing operations and/or the imposition of labeling and/or marketing limitations. Since many more patients are exposed to drugs and medical devices following their marketing approval, serious but infrequent adverse reactions that were not observed in clinical trials may be observed during the commercial marketing of the product. In addition, the manufacturer and the manufacturing facilities we will use to produce any product will be subject to periodic review and inspection by the FDA and other similar foreign regulators. Later discovery of previously unknown problems with any product, manufacturer or manufacturing process, or failure to comply with regulatory requirements, may result in actions such as:

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

Even if products we develop receive marketing approval, we or others may later discover that the product is less effective than previously believed or causes undesirable side effects that were not previously identified, which could compromise our ability or that of any collaborators to market the product, and could cause regulatory authorities to take certain regulatory actions.

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

In the European Economic Area, we must comply with the medical device vigilance system under Regulation (EU) 2017/745 on medical devices, or the MDR. Under this system, manufacturers are generally required to report serious incidents involving medical devices via an electronic system incorporated into the EU database on medical devices, called EUDAMED. Furthermore, manufacturers are required to take Field Safety Corrective Actions (“FSCAs”) to reduce a risk of death or serious deterioration in the state of health associated with the use of a medical device that is already placed on the market. An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device. FSCAs must be communicated by the manufacturer or its legal representative to its customers and/or to the end users of the device through Field Safety Notices. FSCAs must be reported to the relevant competent authorities, even if the FSCA was undertaken in a third country in relation to a device which is also legally made available on the Union market and the reason for the FSCA is not limited to the device made available in the third country.

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

Because long-term success measures have not been completely validated for our products, especially SwitchGuard and any other product we may develop, regulatory agencies may take a significant amount of time in evaluating product approval applications. Treatments may exhibit a favorable measure using one metric and an unfavorable measure using another metric. Any change in accepted metrics may result in reconfiguration of, and delays in, our clinical trials. Additionally, we have only limited experience in filing and prosecuting the applications necessary to gain regulatory approvals, and our clinical, regulatory and quality assurance personnel are currently composed of only ten employees. As a result, we may experience delays in connection with obtaining regulatory approvals for our products.

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

The FDA and the Federal Trade Commission (“FTC”) also requires that our sales and marketing efforts, as well as promotions, be consistent with various laws and regulations. Approved medical device promotions must be consistent with and not contrary to labeling, balanced, truthful and not false or misleading, adequately substantiated (when required), and include adequate directions for use and any warnings that may be required in the use of the device. In addition to the requirements applicable to approved products, we may also be subject to enforcement action in connection with any promotion of an investigational new device. A sponsor or investigator, or any person acting on behalf of a sponsor or investigator, may not represent in a promotional context that an investigational new device is safe or effective for the purposes for which it is under investigation or otherwise promote the device.

If the FDA or FTC investigates our marketing and promotional materials or other communications and finds that any of our investigational devices, or future commercial products, if any, are being marketed or promoted in violation of the applicable regulatory restrictions, we could be subject to the enforcement actions listed above, among others. Any enforcement action (or related lawsuit, which could follow such action) brought against us in connection with alleged violations of applicable device promotion requirements, or prohibitions, could harm our business and our reputation, as well as the reputation of any devices that may be approved for marketing in the U.S. in the future.

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

We market CGuard EPS in certain international markets. In order to market any of our products in other foreign jurisdictions, we must obtain separate regulatory approvals from the appropriate governing body in each applicable country. The approval processes vary among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain CE mark or FDA approval. Foreign regulatory approval processes may include all of the risks associated with obtaining CE mark or FDA approval in addition to other risks. We may not obtain foreign regulatory approvals on a timely basis, if at all. CE mark approval or any future FDA approval does not ensure approval by regulatory authorities in other countries. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in certain markets.

We are subject to federal, state and foreign healthcare laws and regulations and implementation of, or changes to, such healthcare laws and regulations could adversely affect our business and results of operations.

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

Even if one or more of our products are approved by the FDA, we may fail to obtain an adequate level of reimbursement for our products by third party payors, such that there may be no commercially viable markets for our products, or the markets may be much smaller than expected.

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

The environment for health care policy generally may change when new Presidential administrations take office. President Trump has begun to reduce the numbers of employees that work at the Department of Health and Human Services, that includes the FDA and CMS. In addition, laws like the Affordable Care Act may be subject to modifications under the current leadership. With a reduction of employees at FDA, this would likely slow down the reviews and approvals of products. In addition, the reduction of employees from CMS may also slow down the payment for those individuals who have coverage under Medicare, Medicaid and the Affordable Care Act. It is difficult to assess what may occur. Uncertainties remain regarding what negative unintended consequences these provisions will have on patient access to new technologies, pricing and the market for our products. Any significant reductions in coverage or payment for services under Medicare, Medicaid and the Affordable Care Act may affect those beneficiaries who cannot get access to certain FDA approved products. In addition, lower reimbursement by government programs may shift costs to employees who have coverage from their employers or private payors. While there are some uncertainties regarding the U.S. coverage and payment for medical devices, the strength of the health care providers and payors are likely to work to mitigate some adverse issues that may impact the health care system.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, to modify, repeal or otherwise invalidate all, or certain provisions of, the Affordable Care Act. The enactment of the Tax Act, on December 14, 2018, removed penalties for not complying with the Affordable Care Act’s individual mandate to carry health insurance. The regulatory process of implementation of the Affordable Care Act will remain ongoing and may also increase our regulatory burdens and operating costs. Litigation and legislation related to the Affordable Care Act are likely to continue, with unpredictable and uncertain results. We cannot predict with certainty what effect further changes to the Affordable Care Act, and other similar health care laws that are enacted, would have on our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes included aggregate reductions to Medicare payments to providers of up to two percent per fiscal year, which will remain in effect through 2031 unless additional Congressional action is taken. It is unclear what impact new quality and payment programs may have on our business, financial condition, results of operations or cash flows. Individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control product pricing, including price or patient reimbursement constraints, and discounts, and require marketing cost disclosure and transparency measures. We believe that additional state and federal health care reform measures may be adopted in the future that could have a material adverse effect on our industry generally and on our customers. Any changes in, or uncertainty with respect to, future reimbursement rates could cause an impact our customers’ demand for our products, which in turn could have a material adverse effect on our business, financial condition, results of operations, or cash flows. For example, CMS issued a national coverage determination on October 11, 2023, finding that Medicare coverage for percutaneous transluminal angioplasty of the carotid artery concurrent with stenting with an FDA-approved or -cleared device to be reasonable and necessary. Further, the federal, state and local governments, Medicare, Medicaid, managed care organizations, and foreign governments have considered in the past, are currently considering, and may in the future consider healthcare policies and proposals intended to curb rising healthcare costs, including those that could significantly affect both private and public reimbursement for healthcare services. For example, the One Big Beautiful Bill Act of 2025 (OBBBA) went into effect on July 4, 2025, and greatly modified Medicaid reimbursements and enrollment to include work requirements and periodic eligibility determinations, all of which could reduce Medicaid enrollment. Future significant changes in the healthcare systems in the United States or other countries, including changes intended to reduce expenditures along with uncertainty about whether and how changes may be implemented, could have a negative impact on the demand for our products. We are unable to predict with certainty whether other healthcare policies, including policies stemming from legislation or regulations affecting our business, may be proposed or enacted in the future; what effect such policies would have on our business; or the effect ongoing uncertainty about these matters will have on our customers’ purchasing decisions.

Third-party payors are developing increasingly sophisticated methods of controlling healthcare costs and increasingly challenging the prices charged for medical products and services. Additionally, the containment of healthcare costs has become a priority of federal and state governments and the prices of drugs have been a focus in this effort. The United States government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls and transparency requirements, restrictions on reimbursement and requirements for substitution of generic products. For example, HHS began implementation in 2025 of “Most Favored Nation” drug pricing by setting the Medicare price of single-source brand drugs without generic or biosimilar competition to the lowest price available in wealthy countries with a per capita GDP of at least 60% of that in the United States. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could limit our revenue and operating results.

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

In May 2017, the European parliament and the council of the European Union approved the MDR which has replaced the existing medical device directives (93/42/EEC) and (90/385/EEC). The regulation entered into full application on May 26, 2021. The MDR (as amended on January 10, 2025) imposes strict requirements on medical device manufacturers and strengthens the supervising competences of the competent authorities of EEA member states, the notified bodies and the authorized representatives. If we fail to comply with the MDR and applicable national legislation on medical devices in EEA member states, it can adversely affect our business, operating results and prospects. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of future products.

On January 12, 2025, Regulation (EU) 2021/2282 of the European Parliament and of the Council of December 15, 2021 on health technology assessment and amending Directive 2011/24/EU, or the EU HTA Regulation, became applicable. The EU HTA Regulation stipulates joint clinical assessments at EU level for certain medical devices. A Joint Clinical Assessment (JCA) under the EU HTA Regulation is a centralized, EU-level evaluation of the comparative clinical effectiveness and safety of health technologies, including medical devices. The JCA is designed to influence pricing and reimbursement decisions of EU member states at the national level, although its result does not pre-determine national decisions concerning reimbursement. Within the scope of the EU HTA Regulation are, among others, medical devices classified as class IIb or III under the MDR for which the relevant expert panels have provided a scientific opinion in the framework of the clinical evaluation consultation procedure. The medical devices under the EU HTA Regulation are subject to selection by the European Commission at least every two years, based on statutory criteria. Furthermore, the EU HTA Regulation provides a framework for voluntary cooperation of member states regarding the non-clinical assessment of health technologies and collaborative assessments on medical devices not already covered by the mandatory joint clinical assessment. The EU HTA Regulation may increase compliance costs and adversely affect pricing of our products.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, cleared or approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and clear or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new medical devices or modifications to cleared or approved medical devices to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Most recently, the federal government was shut down for approximately 43 days from October 1 to November 12, 2025, due to a lapse in appropriations, during which federal employees were furloughed and many agencies, including components of the HHS, operated with reduced staffing or suspended activities. In early 2025, following the inauguration of President Trump, the Trump Administration began terminating federal government employees, including approximately 3,500 employees at the FDA. Prior shutdowns, such as the 35-day shutdown beginning December 22, 2018, similarly resulted in furloughs and delays in regulatory review activities. Any future government shutdowns, funding lapses, continuing resolutions, or similar events could result in reduced agency staffing, delays in regulatory reviews, interruptions to critical government functions, or uncertainty in agency operations, each of which could materially and adversely affect our business, financial condition, and results of operations.

Risk Factors Related to Our Intellectual Property

If we are unable to obtain and maintain intellectual property protection covering our products, others may be able to make, use or sell our products, which would adversely affect our revenue.

Our ability to protect our products from unauthorized or infringing use by third parties depends substantially on our ability to obtain and maintain valid and enforceable patents. Similarly, the ability to protect our trademark rights might be important to prevent third party counterfeiters from selling poor quality goods using our designated trademarks and trade names. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering medical devices and pharmaceutical inventions and the scope of claims made under these patents, our ability to enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any of our pending patent applications and patents may not provide us with meaningful commercial protection for our products or may not afford a commercial advantage against our competitors or their competitive products or processes. In addition, patents may not be issued from any pending or future patent applications owned by or licensed to us, and moreover, patents that may be issued to us now or in the future may later be found invalid or unenforceable. Further, even if valid and enforceable, our patents may not be sufficiently broad to prevent others from marketing products like ours, despite our patent rights.

The validity of our patent claims depends, in part, on whether prior art references exist that describe or render obvious our inventions as of the filing date of our patent applications. We may not have identified all prior art, such as U.S. and foreign patents or published applications or published scientific literature, that could adversely affect the patentability of our issued patents and pending patent applications. For example, some material references may be in a foreign language and may not be uncovered during examination of our patent applications. Additionally, patent applications in the United States are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the U.S. Patent and Trademark Office for the entire time prior to issuance as a U.S. patent. Patent applications filed in countries outside the U.S. are not typically published until at least 18 months from their first filing date. Similarly, publication of discoveries in scientific or patent literature often lags behind actual discoveries. Therefore, we cannot be certain that we were the first to invent, or the first to file patent applications relating to our stent technologies and related surgical technologies that we are developing. Third parties may initiate adversarial proceedings, known as an inter-partes review (IPR) in the U.S. Patent and Trademark Office to challenge the validity of our patent claims in the United States. It is possible that we may be unsuccessful in the proceedings, resulting in a loss of some portion or all of our patent rights in the United States.

In addition, statutory differences in patentable subject matter among jurisdictions may limit the protection we can obtain on certain of the technologies we develop. The laws of some foreign jurisdictions do not offer the same protection or may make it more difficult to enforce proprietary rights than in the United States. This risk may be exacerbated if we move our manufacturing to certain countries in Asia. If we encounter such difficulties, or are otherwise precluded from effectively protecting our intellectual property rights in any foreign jurisdictions, our business prospects could be substantially harmed.

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

We may not be able to protect our trade secrets adequately. Although we rely on non-disclosure and confidentiality agreements with employees, consultants and other parties to protect, in part, trade secrets and other proprietary technology, these agreements may be breached, and we may not have adequate remedies for such breach. Moreover, others may independently develop equivalent proprietary information, and third parties may otherwise gain access to our trade secrets and proprietary knowledge. Any disclosure of confidential data into the public domain or to third parties could allow competitors to learn our trade secrets and use the information in competition against us.

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

We may be involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time-consuming, and unsuccessful.

Competitors may infringe our intellectual property. If we were to initiate legal proceedings against a third party to enforce a patent covering one of our products or services, the defendant could counterclaim that the patent covering our product is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement, during prosecution. Under the Leahy-Smith Act, the validity of U.S. patents may also be challenged in post-grant and inter partes review proceedings before the USPTO. The outcome following legal assertions of invalidity and unenforceability is unpredictable.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trademarks and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents and trademarks or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent and trademarks rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents and trademarks at risk of being invalidated or interpreted narrowly and our patent or trademark applications at risk, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. In addition, certain countries in Europe and certain developing countries, including India and China, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, we may have limited remedies if our patents are infringed or if we are compelled to grant a license to our patents to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license. Finally, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws.

Risks Related to Our Business and Operations

CGuard EPS, CGuard Prime, and SwitchGuard NPS are complex medical devices that require training for qualified personnel.

CGuard EPS, CGuard Prime, and SwitchGuard NPS are complex medical devices that require training for qualified personnel, including physicians. Although our distributors and direct salespeople will be required to ensure that CGuard EPS, CGuard Prime, and SwitchGuard NPS are prescribed only by trained clinicians, the potential for misuse of these products still exists due to their complexity. Such misuse could result in adverse medical consequences for patients that could damage our reputation, subject us to costly product liability litigation and otherwise have a material adverse effect on our business, financial condition and results of operations.

If we fail to maintain or establish reliable supply arrangements, or if we experience interruptions in the supply of key materials or components, our ability to manufacture and commercialize our products could be adversely affected.

We rely on external suppliers for certain raw materials, components, and sub-assemblies used in the manufacture of CGuard EPS, CGuard Prime, and our products under development. Some of these items are sourced from a single supplier. If any supplier is unable or unwilling to meet our quality standards, delivery schedules, or quantity requirements, or if they cease supplying us, we may not be able to obtain suitable alternative materials or components on acceptable terms, or at all.

Several critical components of our products are currently provided by single-source vendors. For example, in 2022 our mesh supplier notified us that it would no longer be able to supply the polymer fiber used to produce our MicroNet mesh because of supply constraints affecting its PET resin source. We subsequently purchased sufficient inventory to support our anticipated production needs through early 2028, and we have identified and begun validating an alternative PET resin with comparable mechanical and biocompatibility characteristics. However, there can be no assurance that this validation will be successful, that the alternative material will receive required regulatory approvals, or that additional or replacement PET sources will be available when needed. If we are unable to secure timely approval of an alternative PET resin supplier or are unable to qualify additional suppliers, we could face manufacturing delays, supply interruptions, increased component costs, or an inability to meet commercial demand.

Because CGuard Prime is approved in the United States under a PMA, any change to certain suppliers, components, or raw materials, including the PET resin used in MicroNet, requires FDA approval through a PMA supplement. Similar approvals or notifications may be required by foreign regulatory authorities. These processes can be time-consuming and may delay our ability to implement supplier changes or address supply shortages. As a result, commercial supply or clinical studies involving products under development could be adversely affected.

We also depend on a third-party sterilization vendor for our finished products. If this vendor experiences disruptions, capacity limitations, compliance issues, or quality failures, or if we are unable to obtain timely regulatory approval to qualify an alternative sterilization provider, we could face delays or interruptions in product release and distribution.

Any interruption in our supply chain, including raw materials, specialized components, or sterilization services, could impair our ability to meet demand, maintain inventory levels, or support ongoing commercial sales and clinical activities. This could materially harm our business, financial condition, and results of operations.

Our business is dependent upon the total market opportunity for CAS and our ability to penetrate it through continued adoption of CAS by hospitals and physicians.

Our future growth and profitability largely depend on the total market opportunity for CAS, the determination of which is inherently imprecise, and our ability to penetrate it, which is largely dependent upon our ability to increase physician awareness and adoption of CAS and on the willingness of physicians to recommend the procedure to more of their patients. While we are confident in our estimate of the annual total addressable market for our CAS products, especially since it is based on a number of internal and third-party estimates, it may prove to be incorrect. If the actual number of patients who would benefit from our products and the annual total addressable market for our products is smaller than we have estimated, it may impair our sales growth and have an adverse impact on our business. With respect to our ability to penetrate this market opportunity, physicians may not use our products unless they are able to determine, based on experience, clinical data, medical society recommendations and other analyses, that our products provide a safe and effective treatment alternative for carotid artery disease and other vascular conditions. Even if we are able to raise awareness and increase adoption of CAS among physicians, physicians tend to be slow in changing their medical treatment practices and may be hesitant to select our products or CAS for recommendation to patients for a variety of reasons, including:

●	Long-standing relationships with competing companies and distributors that sell other products;
●	Competitive response and negative selling efforts from providers of alternative carotid revascularization products;
●	Perceived liability risk generally associated with the use of new products and procedures;
●	Lack or perceived lack of sufficient clinical evidence, including long-term data or a randomized controlled trial, supporting clinical benefits;
●	Lack of experience with CAS as a treatment alternative to CEA;
●	Familiarity and experience with CEA, and reluctance to change to or use new products and procedures; and
●	Time commitment and skill development that may be required to gain familiarity and proficiency with CAS and our products.

Physicians play a significant role in determining the course of a patient’s treatment for carotid artery disease and, as a result, the type of treatment that will be recommended or provided to a patient. We focus part of our sales, marketing and education efforts primarily on interventional cardiologists, vascular surgeons, and neurosurgeons and aim to educate referring physicians such as internal medicine specialties, cardiologists, radiologists, neurologists, and general practitioners regarding the patient population that would benefit from CAS. However, we cannot assure you that we will achieve broad education or market acceptance among these practitioners. For example, if diagnosing physicians who serve as the primary point of contact for patients are not made aware of CAS, they may not refer patients to physicians for treatment using our products, and those patients may instead not seek treatment at all or may be treated with alternative procedures. In addition, some physicians may choose to utilize CAS on only a subset of their total patient population or may not adopt CAS at all. If a physician experiences an adverse event in one or more of their CAS patients or elects to convert CAS to CEA mid-procedure, they may not continue offering and performing CAS at the same rate or at all. Further, CAS may not fit into the workstreams of certain physicians. If we are not able to effectively demonstrate that CAS is beneficial in a broad range of patients, adoption of CAS will be limited and may not occur as rapidly as we anticipate, which would have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that CAS or our products will achieve broad market acceptance among hospitals and physicians. Any failure of CAS or our products to satisfy demand or to achieve meaningful market acceptance and penetration will harm our future prospects and have a material adverse effect on our business, financial condition and results of operations.

In most cases, before physicians can use our products for the first time, our products must be approved for use by a hospital’s new product or value analysis committee, or the staff of a hospital or health system. Following such approval, we may be required to enter into a purchase contract. Such approvals or requirements to enter into a purchase contract could deter or delay the use of our products by physicians. We cannot provide assurance that our efforts to obtain such approvals, enter into purchase contracts, or generate adoption will be successful or increase the use of our products, and if we are not successful, it could have a material adverse effect on our business, financial condition and results of operations.

In addition, if patient receptivity toward CAS becomes less favorable in the future, this shift could negatively impact market acceptance of CAS. Any negative change due to patient receptivity could also be compounded by patients reporting to physicians or other patients through word-of-mouth or social media.

Adoption of CAS depends upon appropriate physician training, and inadequate training may lead to adverse patient outcomes, adversely affect adoption of CAS and adversely affect our business.

The success of CAS depends in part on the skill of the physician who is performing the procedure and on our customers’ adherence to appropriate patient selection and proper techniques provided in training sessions conducted by our training faculty. Physicians rely on their previous medical training and experience when performing CAS, and we cannot guarantee that all such physicians will have the necessary surgical and endovascular skills to perform the procedure. If physicians perform CAS in a manner that is inconsistent with its labeled indications, with components that are not our products or without adhering to or completing our training sessions, their patient outcomes may not be consistent with the outcomes achieved in our and other clinical trials, studies or registries of CAS. This result may negatively impact the perception of patient benefit and safety and limit adoption of CAS and our products that facilitate the procedure, which would have a material adverse effect on our business, financial condition and results of operations. Additionally, hospitals and physician organizations may adopt physician credentialing guidelines requiring CAS training that is more extensive than our training program. If physicians conclude that we do not provide adequate CAS training, they may be less likely to adopt CAS and our products, which could have a material adverse effect on our business, financial condition and results of operations.

The failure of third parties to meet their contractual, regulatory, and other obligations could adversely affect our business.

We have engaged Aptyx, a contract manufacturer, to expand our manufacturing capacity of CGuard Prime finished goods to full-scale production at their ISO Class 7 cleanroom facility in North Carolina. Using a third party poses a number of risks, such as: (i) they may not perform to our standards or legal requirements; (ii) they may not produce reliable results; (iii) they may not perform in a timely manner; (iv) they may not maintain confidentiality of our proprietary information; (v) disputes may arise with respect to ownership of rights to technology developed with our partners; and (vi) disagreements could cause delays in, or termination of, the research, development or commercialization of our products or result in litigation or arbitration. Moreover, some third parties are located in markets subject to political and social risk, corruption, violence, infrastructure problems and natural disasters, in addition to country-specific privacy and data security risk given current legal and regulatory environments. Failure of third parties to meet their contractual, regulatory, and other obligations may materially affect our business.

We face manufacturing risks that could adversely affect our ability to manufacture products, reduce our gross margins and negatively affect our business and operating results.

Our business strategy following the commercial launch of CGuard Prime depends on our ability to manufacture, and our contract manufacturers’ ability to manufacture, our current and future products in sufficient quantities and on a timely basis to meet customer demand, while adhering to product quality standards, complying with regulatory quality system requirements and managing manufacturing costs. We currently manufacture our CGuard EPS and our CGuard Prime at our own facility in Israel where we handle the entire assembly process for CGuard EPS and CGuard Prime, including knitting and securing the sleeve to the stent and the crimping of the sleeved stent into a delivery catheter. In addition, to support our anticipated production growth following the commercialization of CGuard Prime, we have engaged Aptyx, a contract manufacturer, to expand our manufacturing capacity of CGuard Prime finished goods to full-scale production at their ISO Class 7 cleanroom facility in North Carolina. If our or our manufacturing partners’ facilities suffers damage, or a force majeure event, this could materially affect our ability to operate.

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

As demand for our products increases, we will have to invest additional resources to purchase components, sub-assemblies and materials, hire and train employees, and enhance our manufacturing processes. If we or our manufacturing partners fail to increase our production capacity efficiently, we may not be able to fulfill customer orders on a timely basis, our sales may not increase in line with our expectations, and our operating margins could fluctuate or decline. In addition, although we expect some of our products in development to share product features, components, sub-assemblies and materials with our existing products, the manufacture of these products may require modification of our or our manufacturing partners’ current production processes or unique production processes, the hiring of specialized employees, the identification of new suppliers for specific components, sub-assemblies and materials or the development of new manufacturing technologies. It may not be possible for us or our manufacturing partners to manufacture these products at a cost or in quantities sufficient to make these products commercially viable or to maintain current gross margins, all of which could have a material adverse effect on our business, financial condition and results of operations.

Finally, the production of our stents must occur in a highly controlled, clean environment to minimize particles and other yield and quality-limiting contaminants. In spite of stringent quality controls, weaknesses in process control or minute impurities in materials may cause a substantial percentage of defective products in a lot. If we or our third-party manufacturer are unable to maintain stringent quality controls, or if contamination problems arise, our clinical development and commercialization efforts could be delayed, which would harm our business and results of operations.

Our results of operations could be materially harmed if we are unable to accurately forecast customer demand for our products and manage our inventory.

We seek to maintain sufficient levels of inventory in order to protect ourselves from supply interruptions, but keep limited components, sub-assemblies, materials and finished products on hand. To ensure adequate inventory supply and manage our operations with our manufacturing partners and suppliers, we forecast anticipated materials requirements and demand for our products in order to predict inventory needs and then place orders with our suppliers based on these predictions. Our ability to accurately forecast demand for our products would be negatively affected by many factors, including our rapid growth, product recalls, pandemics, failure to accurately manage our expansion strategy, product introductions by competitors, an increase or decrease in customer demand for our products, our failure to accurately forecast customer acceptance of new products, changes to hospital capacity, staffing, procedure and protocol changes, unanticipated changes in general market conditions or regulatory matters, weakening of economic conditions or consumer confidence and the realization of other risks as described in this section.

Inventory levels in excess of customer demand may result in a portion of our inventory becoming obsolete or expiring, as well as inventory write-downs or write-offs. Conversely, if we underestimate customer demand for our products or our own requirements for components, sub-assemblies and materials, our manufacturing partners and suppliers may not be able to deliver components, sub-assemblies and materials to meet our requirements. If we do not have adequate supply of components, sub-assemblies and materials there may be interruptions, delays or cancellations of deliveries of our products to our customers, any of which would damage our reputation, customer relationships and business. In addition, several components, sub-assemblies and materials incorporated into our products require lengthy order lead times, and additional supplies or materials may not be available when required on terms that are acceptable to us or our manufacturing partners, or at all, and our manufacturing partners and suppliers may not be able to allocate sufficient capacity in order to meet our increased requirements, any of which could have an adverse effect on our ability to meet customer demand for our products and our results of operations.

Our quarterly and annual results may fluctuate significantly and may not fully reflect the underlying performance of our business.

Our quarterly and annual results of operations, including our revenue, net income or net loss and cash flow, may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter or period should not be relied upon as an indication of future performance. Our quarterly and annual financial results may fluctuate as a result of a variety of factors, many of which are outside our control and, as a result, may not fully reflect the underlying performance of our business. Fluctuations in quarterly and annual results may decrease the value of our common stock. Because our quarterly results may fluctuate, period-to-period comparisons may not be the best indication of the underlying results of our business and should only be relied upon as one factor in determining how our business is performing.

Defects or failures associated with our products could lead to additional recalls, safety alerts or litigation, as well as significant costs and negative publicity.

Our business is subject to significant risks associated with the manufacture, distribution and use of medical devices that are placed inside the human body, including the risk that patients may be severely injured by or even die from the misuse or malfunction of our products caused by design flaws or manufacturing defects. In addition, component failures, design defects, off-label uses or inadequate disclosure of product-related information could also result in an unsafe condition or the injury or death of a patient. These problems could lead to a recall or market withdrawal of, or issuance of a safety alert relating to, our products and could result in significant costs, negative publicity and adverse competitive pressure. The circumstances giving rise to recalls are unpredictable, and any recalls of existing or future products increase the probability of inspection by, or additional scrutiny from, the FDA and could have a material adverse effect on our business, financial condition and results of operations.

The medical device industry has historically been subject to extensive litigation over product liability claims. Operating in the area of the neck with the brain as the end organ is dangerous and presents risks of adverse events such as bleeding, arterial dissection, cranial nerve injury, myocardial infarction, stroke and death, which subject us to a greater risk of being involved in litigation than companies with products used in less critical areas of the body. We may be subject to product liability claims if our products cause, or merely appear to have caused, an injury or death, even if due to physician error. In addition, an injury or death that is caused by the activities of our suppliers, such as those that provide us with components and materials, or by an aspect of a treatment used in combination with our products, such as a complementary drug or anesthesia, may be the basis for a claim against us by patients, hospitals, physicians or others purchasing or using our products, even if our products were not the actual cause of such injury or death. We may choose to settle any claims to avoid fault and complication, not due to failure of our products. An adverse outcome involving one of our products could result in reduced market acceptance and demand for all of our products and could harm our reputation and our ability to market our products in the future. In some circumstances, adverse events arising from or associated with the design, manufacture or marketing of our products could result in the suspension or delay of regulatory reviews of our premarket notifications or applications for marketing. Any of the foregoing problems could disrupt our business and have a material adverse effect on our business, financial condition and results of operations.

Although we carry product liability insurance in the United States and in other countries in which we conduct business, including for clinical trials and product marketing, we can give no assurance that such coverage will be available or adequate to satisfy any claims. Product liability insurance is expensive, subject to significant deductibles and exclusions, and may not be available on acceptable terms, if at all. If we are unable to obtain or maintain insurance at an acceptable cost or on acceptable terms with adequate coverage or otherwise protect against potential product liability claims, we could be exposed to significant liabilities. A product liability claim, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could have a material adverse effect on our business, financial condition and results of operations. Defending a suit, regardless of its merit or eventual outcome, could be costly, could divert management’s attention from our business and might result in adverse publicity, which could result in reduced acceptance of our products in the market, product recalls or market withdrawals.

We are required to file adverse event reports under MDR and regulations with the FDA, which reports are publicly available on the FDA’s website. We are required to file MDRs if our products may have caused or contributed to a serious injury or death or malfunctioned in a way that could likely cause or contribute to a serious injury or death if it were to recur. Any such MDR that reports a significant adverse event could result in negative publicity, which could harm our reputation and future sales.

The use, misuse or off-label use of our products may result in injuries that lead to product liability suits, which could be costly to our business.

The CGuard Prime carotid stent system has been approved by the FDA for the treatment of patients who require carotid revascularization and meet certain treatment parameters. If physicians expand the patient population in which they elect to use our products that is outside of the intended use approved by the FDA, then the use, misuse, or off-label use of our products may result in outcomes and adverse events including stroke, myocardial infarction and death, potentially leading to product liability claims. However, we cannot prevent a physician from using our products for off-label applications or using components or products that are not our products when performing CAS. In addition, we cannot guarantee that physicians are trained by us or their peers prior to utilizing our products. Complications resulting from the use of our products off-label or use by physicians who have not been trained appropriately, or at all, may expose us to product liability claims and harm our reputation. Moreover, if the FDA determines that our promotional materials or physician training, including our paid consultants’ educational materials, constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to enforcement action, including warning letters, untitled letters, fines, penalties, or seizures. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines and/or other penalties against companies for alleged improper promotion and has investigated, prosecuted, and/or enjoined several companies from engaging in off-label promotion.

In addition, if our products are defectively designed, manufactured or labeled, contain defective components or are misused, we may become subject to costly litigation initiated by physicians, hospitals or patients. Product liability claims are especially prevalent in the medical device industry and could harm our reputation, divert management’s attention from our core business, be expensive to defend and may result in sizable damage awards against us. Although we maintain product liability insurance, we may not have sufficient insurance coverage for future product liability claims. We may not be able to obtain insurance in amounts or scope sufficient to provide us with adequate coverage against all potential liabilities. Any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, harm our reputation, significantly increase our expenses, and reduce product sales. Product liability claims could cause us to incur significant legal fees and deductibles and claims in excess of our insurance coverage would be paid out of cash reserves, harming our financial condition and operating results.

We face risks associated with litigation and claims.

We have in the past and may, in the future, be involved in one or more lawsuits, claims or other proceedings arising in or outside the ordinary course of business that could negatively affect our business operations and financial condition. These suits could concern issues including contract disputes, employment actions, employee benefits, taxes, environmental, health and safety, fraud and abuse, personal injury, product liability matters and securities class actions, which are typically expensive to defend. Such claims and litigation proceedings may be brought by third parties, including our competitors, advisors, service providers, partners or collaborators, employees, and governmental or regulatory bodies. Any claims and lawsuits, and the disposition of such claims and lawsuits, could be time-consuming and expensive to resolve, divert management attention and resources, and lead to attempts on the part of other parties to pursue similar claims. We may not be able to determine the amount of any potential losses and other costs we may incur due to the inherent uncertainties of litigation and settlement negotiations. In the event we are required or decide to pay amounts in connection with any claims or lawsuits, such amounts could be significant and could have a material adverse impact on our liquidity, business, financial condition and results of operations. In addition, depending on the nature and timing of any such dispute, a resolution of a legal matter could materially affect our future operating results, our cash flows, or both. Additionally, we may be unable to maintain our existing directors’ and officers’ liability insurance in the future at satisfactory rates or adequate coverage amounts and may incur significant increases in insurance costs.

Our business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in our cyber-security.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, research data, our proprietary business information and that of our suppliers, technical information about our products, clinical trial plans and employee records. Similarly, our third-party providers possess certain of our sensitive data and confidential information. The securityof this information is critical to our operations and business strategy. Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, malware, ransomware, cyber fraud, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, encrypted, lost or stolen. Any such access, inappropriate disclosure of confidential or proprietary information or other loss of information, including our data being breached at third-party providers, could result in legal claims or proceedings, liability or financial loss under laws that protect the privacy of personal information, disruption of our operations or our product development programs and damage to our reputation, which could adversely affect our business. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

If we are unable to manage the anticipated growth of our business, our future revenue and operating results may be harmed.

Our past growth has provided, and our future growth may create, challenges to our organization. The number of our employees has increased significantly during the past several years and in the future, we expect to hire and train new personnel as we continue to grow and expand our operations. Any growth that we experience in the future will require us to expand our sales, general and administrative personnel, manufacturing and distribution operations, and facilities and information technology, or IT, and infrastructure. In addition to the need to scale our organization, future growth will impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. Rapid expansion in personnel could mean that less experienced people manufacture, market and sell our products, which could result in inefficiencies and unanticipated costs, reduced quality and disruptions to our operations. In addition, rapid and significant growth may strain our administrative and operational infrastructure. Our ability to manage our business and growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy, and our business could be harmed.

As demand for our products or any of our future products increases, we will need to continue to scale our capacity, expand customer service, billing and systems processes and enhance our internal quality assurance program. We cannot assure you that any increases in scale, related improvements and quality assurance will be successfully implemented or that appropriate personnel will be available to facilitate the growth of our business. Failure to implement necessary procedures, transition to new processes or hire the necessary personnel could result in higher costs or inability to meet increased demand. If we encounter difficulty meeting market demand, quality standards or physician expectations, our reputation could be harmed and our business could suffer.

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

International sales and operations are subject to a variety of risks, including:

●	foreign currency exchange rate fluctuations;

●	greater difficulty in staffing and managing foreign operations;

●	greater risk of uncollectible accounts;

●	longer collection cycles;

●	logistical and communications challenges;

●	potential adverse changes in laws and regulatory practices, including export license requirements, trade barriers, tariffs and tax laws;

●	changes in labor conditions;

●	burdens and costs of compliance with a variety of foreign laws;

●	political and economic instability;

●	the escalation of hostilities in Israel, which could impair our ability to manufacture our products;

●	increases in duties and taxation;

●	foreign tax laws and potential increased costs associated with overlapping tax structures;

●	greater difficulty in protecting intellectual property;

●	the risk of third-party disputes over ownership of intellectual property and infringement of third-party intellectual property by our products; and

●	general economic and political conditions in these foreign markets.

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

The ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 require us to identify material weaknesses in internal control over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Our management, including our chief executive officer and chief financial officer, does not expect that our internal controls and disclosure controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our company have been detected. These inherent limitations include the reality that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions, such as growth of the company or increased transaction volume, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Public companies have recently faced scrutiny related to ESG practices and disclosures from certain investors, capital providers, shareholder advocacy groups, other market participants and other stakeholder groups. Such scrutiny may result in increased costs, enhanced compliance or disclosure obligations, or other adverse impacts on our business, financial condition, or results of operations. Scrutiny may come from stakeholders both supporting and opposing ESG initiatives, adding complexity to our compliance and communication efforts.

If our ESG practices and reporting do not meet investor or other stakeholder expectations, we may be subject to investor or regulator engagement regarding such matters. Failure to comply with applicable ESG rules or regulations could lead to penalties, enforcement actions, adverse publicity, or could negatively affect our reputation, access to capital, or employee retention.

Evolving ESG-related regulations, such as sustainability reporting requirements, supply-chain diligence obligations, and international frameworks (including the EU Corporate Sustainability Reporting Directive (CSRD)), may also affect our contract manufacturers, suppliers, and other third parties. Any inability of such third parties to comply with applicable ESG standards may disrupt our supply chain or otherwise negatively effect our business, financial condition, or results of operations.

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

We currently manufacture, package and distribute all of our products, including CGuard Prime, which we commercially launched in July 2025 following FDA approval of the PMA in June 2025, at our own facility in Israel. To support our anticipated production growth following the commercialization of CGuard Prime, we have engaged Aptyx to expand our manufacturing capacity of CGuard Prime finished goods to full-scale production at their ISO Class 7 cleanroom facility in North Carolina. While we are in the process of establishing manufacturing operations in the United States with Aptyx, this transition will take time, and until it is operational, we expect to rely entirely on product shipments from Israel to the U.S. market.

The U.S. government has recently imposed, or is currently considering imposing, tariffs on certain products, including medical devices, on certain trade partners, including Israel. On February 20, 2026, the Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”) does not authorize a U.S. President to impose tariffs during peacetime national emergencies and that the challenge to the legality of the tariffs imposed under IEEPA (the “incremental tariffs”) was within the exclusive jurisdiction of the U.S. Court of International Trade. In response to this ruling, the U.S. President signed a proclamation imposing a new 10% global tariff under Section 122 of the Trade Act of 1974, effective February 24, 2026, and subsequently increased these tariffs to 15% on February 21, 2026. Section 122 tariffs are subject to a 150-day statutory limit unless extended by Congress. In addition, the Office of the U.S. Trade Representative has announced it will initiate new Section 301 investigations into trading partners’ unfair practices, which could result in additional tariffs.

Tariffs, economic sanctions and other changes in U.S. trade policy have in the past and could in the future trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing retaliatory measures on certain U.S. goods. Further, any emerging protectionist or nationalist trends (whether regulatory- or consumer-driven) either in the United States or in other countries could affect the trade environment. Our business, like many other corporations, would be impacted by changes to the trade policies of the United States and foreign countries (including governmental action related to tariffs, international trade agreements, or economic sanctions). We cannot predict whether, and to what extent, trade policies will change in the future. If tariffs or other trade restrictions are imposed on products manufactured in Israel while we remain dependent on Israeli manufacturing, our cost of goods sold for the U.S. market may increase materially, which could negatively impact our gross margins and limit our pricing flexibility. Additionally, changes to trade agreements or customs regulations between the U.S. and Israel could increase lead times, introduce logistical complexities, or require modifications to our supply chain planning. These or similar trade-related developments may have a material adverse effect on our business, financial condition, and results of operations.

Changes in tax laws could have a material adverse effect on our business, cash flow, results of operations or financial conditions.

We are subject to tax laws, regulations, and policies of several taxing jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. Recently, legislation commonly known as the One Big Beautiful Bill Act (OBBBA) was signed into law in July 2025, which enacts significant changes to U.S tax and related laws, including but not limited to current deduction of domestic research expenses, increasing the limit of the deduction of interest expense to thirty percent of EBITDA and one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. There were no changes to the Company’s tax expense or effective income tax rate given the Company’s valuation allowance position. Further, many countries, and organizations such as the Organization for Economic Cooperation and Development have proposed implementing changes to existing tax laws. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. There can be no assurance that our effective tax rates, tax payments, or tax credits and incentives will not be adversely affected by these or other developments or changes in law.

Risks Related to Operating in Israel

We anticipate being subject to fluctuations in currency exchange rates because we expect a substantial portion of our revenues will be generated in Euros and U.S. dollars, while a significant portion of our expenses will be incurred in New Israeli Shekels (“NIS”).

We anticipate being subject to fluctuations in currency exchange rates because we expect a substantial portion of our revenues will be generated in Euros and U.S. dollars, while a significant portion of our expenses will be incurred in New Israeli Shekels (“NIS”). In 2025, approximately 39% of our revenues were denominated in U.S. dollars and approximately 61% in other currencies, primarily Euros. We expect a substantial portion of our revenues will continue to be generated in U.S. dollars and Euros, particularly as U.S. sales increase following FDA approval of CGuard Prime, while a significant portion of our expenses, principally salaries and related personnel expenses, is paid in NIS. As a result, our operating results are exposed primarily to movements in the USD/NIS and EUR/NIS exchange rates. Appreciation of the NIS against the U.S. dollar or the Euro increases the U.S. dollar cost of our shekel-denominated expenses and may adversely impact our net loss or net income (if any). Based on our 2025 expense levels, a 10% appreciation of the NIS against the U.S. dollar would have decreased our net income by approximately $1.1 million.

Foreign exchange rates may fluctuate due to many factors, including interest-rate differentials between markets, capital flows, monetary policy decisions, geopolitical events, global macroeconomic developments, and investor sentiment toward Israel and regional markets. These factors may cause the NIS to appreciate or depreciate against the U.S. dollar or the Euro independent of local inflation levels. If the NIS strengthens without a corresponding increase in our foreign-currency revenues, our U.S. dollar-measured costs will rise.

The value of the NIS relative to the Euro, the U.S. dollar, and other currencies has fluctuated significantly. For example, the shekel appreciated on average by 12.5% relative to the U.S. dollar in 2025, after depreciating by 0.4% in 2024 and by 3.1% in 2023, thereby increasing, in 2025, the U.S. dollar cost of our shekel-denominated expenses. The Euro also appreciated relative to the dollar in 2025 on average, by 11.3%, thereby increasing the U.S. dollar cost of our Euro-denominated expenses. Any significant revaluation of the NIS may materially and adversely affect our cash flows, revenues, and financial condition. Fluctuations in the NIS exchange rate, or even the appearance of instability in such exchange rate, could adversely affect our ability to operate our business.

If there are significant shifts in the political, economic and military conditions in Israel and its neighbors, it could have a material adverse effect on our business operations and ability to reach profitability.

Although we are incorporated in the State of Delaware and our headquarters are in Miami, Florida, our current manufacturing facility, certain of our key personnel and one of our offices are located in Israel. Our business is directly affected by the political, economic and military conditions in Israel and its neighbors. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its neighboring countries and terrorist organizations active in the region, including Iran, Hamas (an Islamist terrorist militia and political group that controls the Gaza strip), Hezbollah (an Islamist terrorist militia and political group based in Lebanon) and other terrorist organizations active in the region. These conflicts have involved missile strikes, hostile infiltrations and terrorism against civilian targets in various parts of Israel, which have negatively affected business conditions in Israel.

In recent years, Israel has been engaged in sporadic armed conflicts with Hamas, an Islamist terrorist group that controls the Gaza Strip, with Hezbollah, an Islamist terrorist group that controls large portions of southern Lebanon, and with Iranian-backed military forces in Syria. In addition, Iran has threatened to attack Israel and may be developing nuclear weapons. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza, Hezbollah in Lebanon, the Houthi movement in Yemen and various rebel militia groups in Syria and Iraq. On October 7, 2023, Hamas launched a series of attacks on civilian and military targets in Southern Israel and Central Israel, to which the Israel Defense Forces responded. On October 9, 2025, Israel, Hamas, the United States and other countries in the region agreed to a framework for a ceasefire in Gaza between Israel and Hamas.

In addition, both Hezbollah and the Houthi movement attacked military and civilian targets in Israel, to which Israel responded, including through increased air and ground operations in Lebanon. In addition, the Houthi movement attacked international shipping lanes in the Red Sea, to which both Israel and the United States responded. While a ceasefire was brokered between Israel and Hezbollah in November 2024, in March 2026, hostilities resumed along Israel’s northern border with Lebanon, when Hezbollah resumed its attacks as part of a broader regional escalation. In response, Israel resumed military operations against Hezbollah in Lebanon.

Further, in April 2024 and October 2024, Iran launched a series of drone and missile strikes against Israel, to which Israel responded. In addition, in response to ongoing Iranian aggression and support of proxy attacks against Israel, on June 13, 2025, Israel conducted a series of preemptive defensive air strikes in Iran targeting Iran’s nuclear program and military commanders. While a ceasefire was reached in June 2025 following 12 days of hostilities, on February 28, 2026, the United States and Israel launched coordinated military strikes against Iran, including attacks on strategic military infrastructure and leadership targets, with the stated aim of degrading Iran’s capacity to conduct or support hostile operations against them. In response, Iran has fired missiles and drones toward population centers and military installations in Israel, Europe and neighboring countries in the Gulf region, and also launched counter-strikes against U.S. forces and allied bases throughout the Gulf region. A broader regional conflict involving additional state and non-state actors remains a significant risk How long and how severe the conflicts in Gaza, Northern Israel, Lebanon, Iran or the broader region last and become is unknown at this time and any renewed or continued clash among Israel, Hamas, Hezbollah, Iran or other countries or militant groups in the region may escalate in the future into a greater regional conflict. Continued military escalation, retaliatory actions, or broader regional involvement may adversely affect economic conditions, disrupt markets, and create uncertainty that could negatively impact our business, financial condition and results of operations.

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

To date, our operations have not been adversely affected by this situation. Five of our full-time employees in Israel were called to reserve duty in the Israel Defense Forces, all of whom have since been released. We currently manufacture our CGuard EPS and CGuard Prime at our facility in Tel Aviv, Israel. If there were a disruption to our existing manufacturing facility or our ability to procure raw materials and ship our products, we would have no other means of manufacturing and distributing CGuard EPS or CGuard Prime until we were able to restore the manufacturing and distribution capability at our facility or develop alternative manufacturing facilities and distribution capabilities. However, the intensity and duration of the security situation in Israel have been difficult to predict, as are the economic implications on our business and operations and on Israel’s economy in general. If the war extends for a long period of time or expands to other fronts, our operations may be harmed.

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

Under applicable U.S. and Israeli law, we may not be able to enforce covenants not to compete and therefore may be unable to prevent our competitors from benefiting from the expertise of some of our former employees. In addition, employees may be entitled to seek compensation for their inventions irrespective of their agreements with us, which in turn could affect our future profitability.

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

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also significantly affect the market prices of our common stock.

If we fail to maintain compliance with the Nasdaq minimum listing requirements, our common stock will be subject to delisting. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if our common stock delisted.

Our common stock is listed on the Nasdaq Capital Market. To maintain our listing, we are required to satisfy certain continued listing requirements, including, among other things, minimum bid price, minimum market value of publicly held shares, minimum stockholders’ equity (or other financial metrics), corporate governance requirements, and timely filing of periodic reports with the SEC.

There can be no assurance that we will be able to comply with Nasdaq’s continued listing standards in the future. If we fail to satisfy any of Nasdaq’s continued listing requirements, we may receive a deficiency notice from Nasdaq and, depending on the nature of the deficiency, may be afforded a limited period of time to regain compliance. However, certain deficiencies may not be subject to a cure period or may result in immediate delisting. If we do not regain compliance within any applicable cure period, or if Nasdaq determines that we are not eligible for a compliance period, Nasdaq may determine to delist our common stock.

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

Section 203 could delay or prohibit mergers or other takeovers or change in control attempts with respect to us and, accordingly, may discourage attempts to acquire us even though such a transaction may offer our stockholders the opportunity to sell their stock at a price above the prevailing market price.

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

If securities and/or industry analysts fail to continue publishing research about our business, if they change their recommendations adversely, or if our results of operations do not meet their expectations, our stock price and trading volume could decline.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

We maintain a cybersecurity risk-management program that is scaled to our business, products, and data environment. Our products are physical medical devices without integrated software, and we do not collect or store patient health information in the ordinary course. However, we do rely on information systems that support our operations, and we maintain sensitive business information.

Our cybersecurity processes include written policies and procedures that address threat identification, user practices, incident response, backup and recovery, and data handling. We periodically engage third parties to assess our environment. We periodically engage independent third-party cybersecurity experts to perform risk assessments and penetration testing. In the past, external providers conducted cybersecurity assessments and provided advisory services, including CISO-as-a-service support. In early 2026, we engaged another independent cybersecurity firm to perform an updated cybersecurity risk assessment, and management intends to prioritize remediation activities once the results are completed.

We also manage certain third-party risks through vendor selection and contract provisions and by limiting access to our systems and data to an extent reasonably practicable for business operations. We do not disclose further technical details of our controls to avoid increasing security risk.

Governance

Our board of directors oversees enterprise-level risks generally as part of its overall risk-management responsibilities. Cybersecurity risk is managed at the executive level and incorporated into this broader framework. Management provides updates to our board of directors on cybersecurity matters as appropriate in the context of overall operational risk.

Management’s Role and Expertise

Our Executive Vice President of Finance and Regional Manager has executive responsibility for cybersecurity risk management and coordinates the program with our internal information technology (“IT”) team and external advisors. Day-to-day cybersecurity activities are performed by our internal IT staff, including an IT professional with hands-on experience in systems administration and cybersecurity disciplines. Our Management experience has been developed through overseeing our cybersecurity processes and working with external providers. These responsibilities include, but are not limited to, maintaining and updating policies, coordinating periodic assessments and testing, managing user access practices and backup routines, and leading incident response activities if needed.

Third-Party Engagement

We use external cybersecurity firms for risk assessments, penetration testing, and advisory services. These engagements supplement our internal capabilities and help identify and prioritize risk mitigation. Contracts with key providers contain customary security and confidentiality provisions.

Incident Experience and Materiality

As of the date of this Annual Report on Form 10-K, we have not identified any cybersecurity incidents that have materially affected our business strategy, results of operations, or financial condition. We cannot guarantee that future incidents will not occur, and we may not promptly detect all incidents despite our efforts. For more information about these risks, please see “Item 1.A – Risk Factors – Risks Related to Our Business Operations – Our business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in our cyber-security.” in this Annual Report on Form 10-K.

Insurance

We maintain cyber risk insurance. However, such insurance may not cover all losses or may be subject to exclusions or disputes.

Item 2. Properties.

United States

In October 2024, we established our global headquarters in Miami, Florida. We lease approximately 10,782 square feet of general office space, including onsite shipping and receiving areas, located in Suites 215 and 280 at 6303 Waterford District Drive, Miami, Florida 33126.

We took possession of Suite 215 on November 1, 2024, and Suite 280 on May 18, 2025, following the landlord’s completion of construction. The lease for the combined premises extends through September 30, 2030, and includes a five-year extension option in accordance with the terms of the lease.

We have provided a $500,000 security deposit under the lease, which is refundable in stages over the lease term, subject to our compliance with the lease. Pursuant to the lease, we paid a base rent of $22,911.75 per month during the first year of the Term, increasing on an incremental basis each subsequent year of the Term, which as of March 18, 2026 is $22,911.75. In addition to base rent, we are responsible for customary lease-related expenses, including taxes, operating costs, and utilities.

Israel

We also maintain a leased 1,830-square-meter office and manufacturing facility in Tel Aviv, Israel, where we produce and assemble our CGuard EPS and CGuard Prime products. The facility has capacity to manufacture approximately 5,500 products per quarter based on a single-shift schedule. We believe our current facility is sufficient to meet anticipated demand through additional staffing or the addition of a second production shift. The lease for this facility currently runs through December 31, 2028.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been quoted on the Nasdaq Capital Market (“Nasdaq”) since May 21, 2021, under the symbol “NSPR.” The last reported sales price of our common stock on the Nasdaq on March 17, 2026, was $1.79 per share.

Record Holders

As of March 18, 2026, we had 329 stockholders of record of our common stock. This figure includes an indeterminate number of stockholders who hold their shares in “street name.”

Dividends

In the past, we have not declared or paid cash dividends on our common stock. We do not intend to pay cash dividends in the future; rather, we intend to retain future earnings, if any, to fund the operation and expansion of our business and for general corporate purposes. Any future determination relating to our dividend policy will be at the discretion of our board of directors and will depend on a number of factors, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, our strategic goals and plans to expand our business, applicable law and other factors that our board of directors may deem relevant.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for fiscal years 2025 and 2024. For a comparison of our results of operations and financial condition for fiscal years 2024 and 2023, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Annual Report on Form 10-K, filed with the SEC on March 12, 2025.

Overview

We are a medical device company specializing in the development and commercialization of products for the treatment of carotid artery disease and other vascular conditions. Our portfolio includes two commercial products based on our proprietary CGuard carotid stent technology, designed to provide market-leading embolic protection during and after stenting procedures. A stent is an expandable scaffold-like metallic device placed in an artery to widen the lumen and restore blood flow.

Our first product, the CGuard Carotid Embolic Prevention System (“CGuard EPS”), integrates a self-expanding nitinol stent with a MicroNet mesh sleeve as a single device for carotid artery revascularization. In January 2024, we received CE Mark recertification for CGuard EPS under the EU Medical Device Regulation (“MDR”). Our CGuard EPS previously held CE Mark approval under the former Medical Device Directive (“MDD”). CGuard EPS is marketed in over 30 countries outside the United States through a network of distributors.

Our second product, the CGuard Prime Carotid Stent System (“CGuard Prime”), uses the same stent and MicroNet mesh with a differentiated deployment mechanism. CGuard Prime received premarket approval (“PMA”) by the U.S. Food and Drug Administration (“FDA”) on June 23, 2025, and is marketed exclusively in the United States through our direct salesforce. It also received MDR CE Mark approval on June 12, 2025.

For more information regarding our business and operations, see “Item 1 – Business” above.

Recent Developments

Private Placements

May 2023 Private Placement Offering

On May 12, 2023, we entered into a securities purchase agreement pursuant to which we issued and sold in a private placement (the “May 2023 Private Placement Offering”) (i) an aggregate of 10,266,270 shares of common stock (the “May 2023 Shares”), (ii) pre-funded warrants to purchase up to 15,561,894 shares of common stock (the “May 2023 Pre-Funded Warrants”), and (iii) warrants to purchase up to an aggregate of 51,656,328 shares of common stock (the “May 2023 Warrants”), consisting of Series H warrants, Series I warrants, Series J warrants and Series K warrants.

The May 2023 Shares and associated warrants were sold at an offering price of $1.6327 per share and associated warrants, and the May 2023 Pre-Funded Warrants were sold at an offering price of $1.6326 per May Pre-Funded Warrant and associated warrants. Aggregate gross proceeds totaled approximately $42.2 million, and after deducting placement agent fees and other issuance costs of approximately $4.6 million, net proceeds to the Company were approximately $37.6 million.

Terms of the May 2023 Pre-Funded Warrants

The May 2023 Pre-Funded Warrants were immediately exercisable at an exercise price of $0.0001 per share and did not expire until exercised in full. As of the date of this Annual Report on Form 10-K, the May 2023 Pre-Funded Warrants have been exercised in full. Under their terms, holders were not able to exercise a Pre- May 2023 Funded Warrant if the exercise would result in the holder beneficially owning more than 4.99% or 9.99% of our outstanding shares of common stock (as elected by the holder), subject to customary permitted increases with advance notice.

Terms of the May 2023 Warrants (Series H, I, J and K)

The May 2023 Warrants were immediately exercisable at an exercise price of $1.3827 per share and are exercisable until the earlier of (i) five years after issuance and (ii) the applicable milestone-triggered expiration date, as follows:

●	Series H Warrants: expire 20 trading days following our public release of one-year primary and secondary endpoint results from the C-GUARDIANS pivotal trial.

●	Series I Warrants: expire 20 trading days following the announcement of PMA by the FDA for CGuard Prime 135 cm carotid stent system.

●	Series J Warrants: expire 20 trading days following our announcement of FDA approval for the SwitchGuard system and CGuard Prime 80 cm carotid stent system.

●	Series K Warrants: expire 20 trading days following the end of the fourth fiscal quarter after the fiscal quarter in which the first U.S. commercial sale of the CGuard carotid stent system occurs.

The May 2023 Warrants may be exercised on a cashless basis if there is no effective registration statement for the underlying shares of common stock issuable upon the exercise thereof. A registration statement on Form S-3 (File No. 333-272149) registering the shares underlying the May 2023 Warrants was declared effective on June 2, 2023.

Milestone-Based Exercises Under the May 2023 Warrants

Following the achievement of the applicable milestones during 2024 and 2025, the May 2023 Warrants were exercised as follows:

Series H Warrant Exercise

After we announced positive one-year results from the C-GUARDIANS pivotal trial, all Series H Warrants were exercised in full into 292,996 shares of common stock and 12,621,090 pre-funded warrants. Gross proceeds totaled approximately $17.9 million, and after deducting placement agent fees and issuance costs of approximately $1.0 million, net proceeds were approximately $16.9 million.

Series I Warrant Exercise

Following our June 24, 2025 announcement that the FDA granted PMA approval for CGuard Prime in the United States, all Series I Warrants were exercised in full into 2,352,393 shares of common stock and 10,561,685 pre-funded warrants. Gross proceeds totaled approximately $17.9 million, and net proceeds were approximately $16.9 million after issuance costs of approximately $1.0 million.

August 2025 Private Placement Offering

On July 30, 2025, we entered into a securities purchase agreement with investors pursuant to which we issued and sold in a private placement (the “August 2025 Private Placement Offering”) an aggregate of 6,791,380 shares (the “August 2025 Shares”) of common stock and pre-funded warrants (the “August 2025 Pre-Funded Warrants”) to purchase up to 9,764,804 shares of common stock, at an offering price of $2.42 per August 2025 Share and $2.4199 per August 2025 Pre-Funded Warrant. The August 2025 Pre-Funded Warrants are immediately exercisable at an exercise price of $0.0001 per share and will not expire until exercised in full.

Aggregate gross proceeds totaled approximately $40.1 million, after deducting placement agent fees and other issuance costs of approximately $3.1 million, net proceeds to the Company were approximately $37 million.

PMA approval of the CGuard Prime Carotid Stent System and Commercial Launch in the United States

On June 23, 2025, the FDA granted PMA approval of CGuard Prime in the United States.

Following such approval, in July 2025, we announced the official commercial launch of CGuard Prime in the United States. In October 2024, we established our global headquarters in Miami, Florida to support the U.S. launch and commercialization of CGuard Prime.

CE Mark Approval for CGuard Prime Under European MDR

On June 12, 2025, we received CE Mark approval under the EU’s MDR for CGuard Prime.

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

Results of Operations

Year ended December 31, 2025 compared to the year ended December 31, 2024

Revenues. For the year ended December 31, 2025, revenue was $8,979,000, an increase of $1,970,000, or 28.1%, compared to $7,009,000 during the year ended December 31, 2024. The increase was driven by the commercial launch of the CGuard Prime product through direct sales in the U.S. following FDA approval in June 2025, and continued growth in sales of the CGuard EPS product through distributors in international markets.

With respect to regions, the increase in revenue was primarily attributable to $1,385,000 increase in North America due to the commercial launch of CGuard Prime in the U.S. in the second half of 2025, and a $585,000 increase in international markets from continued penetration of our CGuard EPS product.

Gross Profit. For the year ended December 31, 2025, gross profit (revenue less cost of revenues) was $2,649,000 compared to gross profit of $1,506,000 for 2024. The increase resulted mainly from the increase in revenue year-on-year.

Gross margin represents our gross profit as a percentage of our revenue. Gross margin was 29.5% for the year ended December 31, 2025, an increase of 8.0 percentage points compared to 21.5% for the year ended December 31, 2024. This increase in gross margin resulted primarily from a more favorable revenue mix driven by direct U.S. sales, which carry higher margins due to a higher average selling price per unit compared with international distributor sales.

Research and Development Expenses. For the year ended December 31, 2025, research and development expenses were $15,003,000, an increase of $1,369,000, or 10.0%, compared to $13,634,000 during the year ended December 31, 2024. This increase resulted primarily due to higher staff levels in connection with our expansion in the U.S., and higher development and clinical expenses for the SwitchGuard NPS and CGuard Prime 80 cm carotid stent system, respectively. These increases were partially offset by a decrease in expenses for the C-GUARDIANS clinical study and related product preparation activity prior to the FDA approval of CGuard Prime in June 2025.

Selling and Marketing Expenses. For the year ended December 31, 2025, selling and marketing expenses were $16,553,000, an increase of $10,484,000, or 172.7%, compared to $6,069,000 during the year ended December 31, 2024. This increase resulted primarily from higher commercial staffing levels in connection with the commercial launch of CGuard Prime in the U.S.

General and Administrative Expenses. For the year ended December 31, 2025, general and administrative expenses were $20,707,000, an increase of $5,401,000, or 35.3%, compared to $15,306,000 during the year ended December 31, 2024. The increase was primarily driven by new hires, professional services expenses, and occupancy-related costs related to the Company’s expansion of U.S. operations to support the commercial launch of CGuard Prime.

Financial Income, net. For the year ended December 31, 2025, financial income was $891,000, a decrease of $666,000, compared to $1,557,000 during the year ended December 31, 2024. The decrease in financial income primarily resulted from a $403,000 increase in financial expenses related to changes in exchange rates and a $264,000 decrease in income from investment in marketable securities and money market funds due to lower interest rates.

Tax Expenses. For the year ended December 31, 2025, tax expenses increased by $4,000 compared to the year ended December 31, 2024. Our expenses for income taxes reflect primarily the tax liability due to potential tax exposure.

Net Loss. Our net loss for the year ended December 31, 2025 was $48,786,000, an increase of $16,781,000, or 52.4%, compared to $32,005,000 during the year ended December 31, 2024. The increase in net loss resulted primarily from an increase of $17,254,000 in operating expenses.

Liquidity and Capital Resources

We had an accumulated deficit as of December 31, 2025, of $302.3 million, as well as a net loss of $48.8 million and negative operating cash flows for fiscal year 2025. We expect to continue incurring losses and negative cash flows from operations until we expand our commercial revenue to a scale that funds our commercial resources, development activities and support functions. As a result of these expected losses and negative cash flows from operations, along with our current cash position, we believe we do not have sufficient resources to fund operations for at least the next 12 months. Therefore, there is substantial doubt about our ability to continue as a going concern.

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

In May 2023, we closed the May 2023 Private Placement Offering that resulted in aggregate gross proceeds of approximately $42.2 million, before deducting fees payable to the placement agent and other offering expenses payable by us. If the May 2023 Warrants are exercised in cash in full this would result in an additional $71.4 million of gross proceeds (of which approximately $33.8 million has been received as of the date of this Annual Report on Form 10-K). There can be no assurance that we will achieve any of the remaining milestones set forth in the May 2023 Warrants or that the outstanding May 2023 Warrants will be exercised in cash in full.

Following the announcement of the one year follow up study results from the Company’s C-GUARDIANS trial, Series H Warrants to purchase 12,914,086 shares of common stock were exercised in full into 292,996 shares of common stock and pre-funded warrants to purchase 12,621,090 shares of common stock. The net proceeds from the exercise of the Series H Warrants were $16.9 million after deducting placement agent fees. The Series H warrants, each exercisable at $1.3827 per common share and $1.3826 per pre-funded warrant, were issued as part of the May 2023 Private Placement Offering.

Following the announcement of the PMA approval of the CGuard Prime carotid stent system in the United States, Series I warrants to purchase 12,914,078 shares of common stock were exercised in full into 2,352,393 shares of common stock and pre-funded warrants to purchase 10,561,685 shares of common stock during June and July 2025. The net proceeds from the exercise of the Series I Warrants were $16.9 million after deducting placement agent fees. The Series I warrants, each exercisable at $1.3827 per common share and $1.3826 per pre-funded warrant, were issued as part of the May 2023 Private Placement Offering.

In May 2024, we entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Piper Sandler & Co., as sales agent (“Piper Sandler”). Pursuant to the Distribution Agreement, we may offer and sell from time to time, at our option, through or to Piper Sandler shares of our common stock having an aggregate offering price of up to $75 million (the “ATM Facility”). We will pay Piper Sandler a commission at a fixed rate of 3.0% of the aggregate gross proceeds from each sale of the shares under the Distribution Agreement. As of the date hereof, we sold 1,366,190 shares pursuant to the Distribution Agreement for aggregate gross proceeds of approximately $3,473,314.

In July 2025, we closed August 2025 that resulted in aggregate gross proceeds of approximately $40.1 million, before deducting fees payable to the placement agent and other offering expenses payable by us.

Year ended December 31, 2025 compared to the year ended December 31, 2024

General. As of December 31, 2025, we had cash and cash equivalents of $8,939,000 and marketable securities of $45,272,000, as compared to $18,916,000 of cash and cash equivalents and $15,721,000 marketable securities as of December 31, 2024. We have historically met our cash needs through a combination of issuing new shares, borrowing activities and product sales. Our cash requirements are generally for manufacturing costs, research and development activities, sales and marketing efforts, finance and administrative expenses, capital expenditures and general working capital.

For the year ended December 31, 2025, net cash used in our operating activities increased by $13,235,000 to $35,103,000, from $21,868,000 during the same period in 2024. The primary reason for the increase in cash used in our operating activities was an increase of $13,163,000 in compensation costs paid during the year ended December 31, 2025 (from $12,013,000 in the year ended December 31, 2024 to $25,176,000 in the year ended December 31, 2025) and an increase of $1,509,000 in payments for third party related expenses and for professional services, offset, in part, by an increase of $1,374,000 in payments received from customers to $8,590,000 during the year ended December 31, 2025, from $7,216,000 during the same period in 2024.

Cash used in our investing activities was $30,560,000 during the year ended December 31, 2025, compared to cash provided by our investing activities of $12,641,000 during the year ended December 31, 2024. The primary reason for the increase in cash used in our investing activities is investments of $43,748,000, net of withdrawal in marketable securities.

Cash provided by financing activities for the year ended December 31, 2025, was $55,569,000. The source of the cash provided by financing activities during the year ended December 31, 2025, were the proceeds from the August 2025 Private Placement Offering as well as proceeds from issuance of shares received from our ATM Facility that resulted in approximately of $38,714,000 aggregate net proceeds and proceeds from the exercise of Series I Warrants of $16,855,000. Cash provided by financing activities for the year December 31, 2024, was $18,452,000. The principal source of the cash provided by financing activities during the year ended December 31, 2024, was the proceeds from exercise of warrants of $16,854,000 net of issuance costs and funds received from our ATM Facility that resulted in approximately $1,598,000 of aggregate net proceeds.

Contractual Obligations

Operating lease payments represent our commitment for future rent made under non-cancelable lease for our offices in the U.S. and Israel. The total future payments for our operating lease obligation on December 31, 2025, were approximately $3,966,000. For additional details regarding our lease, see Note 7 to our consolidated financial statements included in this Annual Report on Form 10-K.

Off Balance Sheet Arrangements

We have no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The following financial statements are included as part of this Report (See Item 15):

●	Report of Kesselman & Kesselman, Independent Registered Public Accounting Firm (PCAOB name: Kesselman & Kesselman C.P.A.s and PCAOB ID: 1309)
●	Consolidated Balance Sheets as of December 31, 2025 and 2024
●	Consolidated Statements of Operations for the Years Ended December 31, 2025 and 2024
●	Consolidated Statements of Changes in Equity for the Years Ended December 31, 2025 and 2024
●	Consolidated Statements of Cash Flows for the Years Ended December 31, 2025 and 2024
●	Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures”, as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K. The disclosure controls and procedures evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

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

Management, including our chief executive officer and our chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework 2013. Based on its assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Insider Trading Plans and Arrangements

During the quarter ended December 31, 2025, none of our directors or officers notified us that they adopted, modified or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement as defined in Item 408(a) of Regulation S-K.

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

Other Information

The remaining information required by this Item 10 will be included in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 will be included in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Documents filed as part of report:

1. Financial Statements

The following financial statements are included herein:

●	Report of Kesselman & Kesselman, Independent Registered Public Accounting Firm (PCAOB name: Kesselman & Kesselman C.P.A.s and PCAOB ID: 1309)
●	Consolidated Balance Sheets as of December 31, 2025 and 2024
●	Consolidated Statements of Operations for the Years Ended December 31, 2025 and 2024
●	Consolidated Statements of Changes in Equity for the Years Ended December 31, 2025 and 2024
●	Consolidated Statements of Cash Flows for the Years Ended December 31, 2025 and 2024
●	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

None

3. Exhibits

See Index to Exhibits

Item 16. Form 10-K Summary

Not applicable.

Index to Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2015)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2021).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 25, 2016)

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 29, 2016)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 15, 2017)

3.6	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 29, 2017)

3.7	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 7, 2018)

3.8	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc., dated March 27, 2019 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 28, 2019)

3.9	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc., dated April 14, 2021 (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2021)

3.10	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 13, 2023)

3.11	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 5, 2013)

4.1*	Description of Securities

10.1+	Form of Indemnity Agreement between InspireMD, Inc. and each of the directors and executive officers thereof (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2011)

10.2+	InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2013)

10.3+	Form of Incentive Stock Option Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.4+	Form of Nonqualified Stock Option Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.3 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.5+	Form of Restricted Stock Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.4 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.6+	Form of Restricted Stock Unit Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.5 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.7+	Form of Section 3(i) Stock Option Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (Israeli) (incorporated by reference to Exhibit 99.6 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.8+	Form of Section 102 Capital Gain Stock Option Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (Israeli) (incorporated by reference to Exhibit 99.7 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.9+	Form of Section 102 Capital Gain Restricted Stock Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (Israeli) (incorporated by reference to Exhibit 99.8 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.10+	Form of Stock Option Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (European) (incorporated by reference to Exhibit 99.9 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.11+	Form of Restricted Stock Award Agreement under the InspireMD, Inc. 2013 Long-Term Incentive Plan (European) (incorporated by reference to Exhibit 99.10 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.12+	Form of Stock Option Award Agreement outside the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.11 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 5, 2014)

10.13+	First Amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 9, 2015)

10.14+	Second Amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 25, 2016)

10.15+	Third Amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 29, 2016)

10.16+	Fourth Amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 26, 2018)

10.17+	Fifth Amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 21, 2019)

10.18+	Employment Agreement, dated December 9, 2019, by and between the Company and Marvin Slosman (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 10, 2019).

10.19+	First Amendment to Employment Agreement, dated December 31, 2019, by and between the Company and Marvin Slosman (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 6, 2020).

10.20+	Nonqualified Stock Option Agreement, by and between the Company and Marvin Slosman (incorporated by reference to Exhibit 10.60 to the Annual Report on Form 10-K filed on March 10, 2020)

10.21+	Restricted Stock Unit Award agreement, by and between the Company and Marvin Slosman (incorporated by reference to Exhibit 10.61 to the Annual Report on Form 10-K filed on March 10, 2020)

10.22	Form of Series F Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on June 1, 2020 (File No. 333-238247)).

10.23	Form of Series G Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on February 3, 2021 (File No. 333-238247))

10.24+	Sixth Amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 31, 2020)

10.25+	Seventh Amendment to the InspireMD, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 9, 2021)

10.26+	First Amendment to Employment Agreement, dated November 8, 2021, by and between InspireMD, Inc. and Marvin Slosman (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 8, 2021).

10.27+	2021 Equity Compensation Plan (incorporated by reference to Annex A to the registrant’s Proxy Statement on Schedule 14A filed with the Commission on August 12, 2021).

10.28+	Form of Nonqualified Stock Option Agreement for U.S. employees under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.53 to the Annual Report on Form 10-K filed on March 7, 2022)

10.29+	Form of Nonqualified Stock Option Agreement for European employees under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K filed on March 7, 2022)

10.30+	Form of Nonqualified Stock Option Agreement for consultants under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K filed on March 7, 2022)

10.31+	Form of Nonqualified Stock Option Agreement for Israeli employees under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K filed on March 7, 2022)

10.32+	Form of Nonqualified Stock Option Agreement for U.S. directors under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.57 to the Annual Report on Form 10-K filed on March 7, 2022)

10.33+	Form of Restricted Stock Award Agreement for U.S. employees under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.58 to the Annual Report on Form 10-K filed on March 7, 2022)

10.34+	Form of Restricted Stock Award Agreement for U.S. directors under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.59 to the Annual Report on Form 10-K filed on March 7, 2022)

10.35+	Form of Restricted Stock Award Agreement for Israeli employees under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.60 to the Annual Report on Form 10-K filed on March 7, 2022)

10.36+	Form of Restricted Stock Award Agreement for European employees under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.61 to the Annual Report on Form 10-K filed on March 7, 2022)

10.37+	Form of Restricted Stock Unit Award Agreement under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.62 to the Annual Report on Form 10-K filed on March 7, 2022)

10.38+	Third Amendment to Employment Agreement, dated January 5, 2023, by and between InspireMD, Inc. and Marvin Slosman (incorporated by reference to Exhibit 10.64 to the Annual Report on Form 10-K filed on March 30, 2023)

10.39+^	Employment Agreement, dated November 2, 2020, by and between the Company and Andrea Tommasoli (incorporated by reference to Exhibit 10.66 to the Annual Report on Form 10-K filed on March 30, 2023)

10.40	Form of Securities Purchase Agreement dated as of May 12, 2023 between the Company and purchasers identified therein (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated May 15, 2023)

10.41	Form of Pre-Funded Warrant dated May 15, 2023 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated May 15, 2023)

10.42	Form of Series J Warrant dated May 15, 2023 (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K dated May 15, 2023)

10.43	Form of Series K Warrant dated May 15, 2023 (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K dated May 15, 2023)

10.44	Form of Registration Rights Agreement dated as of May 12, 2023 between the Company and purchaser identified therein (incorporated by reference to Exhibit 10.7 of the Current Report on Form 8-K dated May 15, 2023)

10.45+	Fourth Amendment to Employment Agreement, dated April 1, 2024, by and between InspireMD, Inc. and Marvin Slosman (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated April 2, 2024)

10.46	Equity Distribution Agreement by and between InspireMD, Inc. and Piper Sandler & Co., dated May 31, 2024 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated May 31, 2024)

10.47	InspireMD, Inc. 2024 Inducement Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated October 1, 2024)

10.48	Form of Inducement Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated October 1, 2024)

10.49	Form of Inducement Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K dated October 1, 2024)

10.50	Form of Inducement Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K dated October 1, 2024)

10.51	Lease Agreement, dated October 9, 2024, by and between InspireMD, Inc. and ROIB Waterford, LLC (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated October 15, 2024)

10.52+	Employment Agreement, dated February 12, 2023, by and between InspireMD, Inc. and Shane Gleason (incorporated by reference to Exhibit 10.68 to the Annual Report on Form 10-K filed on March 12, 2025)

10.53+	Employment Agreement, dated June 2, 2025, by and between the Company and Michael Lawless (incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K dated June 3, 2025)

10.54	Form of Securities Purchase Agreement dated as of July 30, 2025 between the Company and purchasers identified therein (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated July 31, 2025)

10.55	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated July 31, 2025)

10.56	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K dated July 31, 2025)

10.57+	Amended and Restated Employment Agreement, dated May 5, 2014, by and between InspireMD, Inc. and Craig Shore (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2014)

10.58+	First Amendment to Amended and Restated Employment Agreement, dated January 5, 2015, by and between InspireMD, Inc. and Craig Shore (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2015)

10.59+	Second Amendment to Amended and Restated Employment Agreement, dated July 25, 2016, by and between InspireMD, Inc. and Craig Shore agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 29, 2016)

10.60+	Third Amendment to Amended and Restated Employment Agreement, dated March 25, 2019, by and between InspireMD, Inc. and Craig Shore (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 28, 2019)

10.61+	Fourth Amendment to Employment Agreement, dated August 14, 2020, by and between InspireMD, Inc. and Craig Shore (incorporated by reference to Exhibit 10.62 to the Annual Report on Form 10-K filed on March 5, 2024)

10.62+	Fifth Amendment to Employment Agreement, dated November 4, 2021, by and between InspireMD, Inc. and Craig Shore (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 8, 2021).

10.63+	Sixth Amendment to Employment Agreement, dated January 17, 2022, by and between InspireMD, Inc. and Craig Shore (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K filed on March 7, 2022)

10.64+	Seventh Amendment to Employment Agreement, dated January 18, 2023, by and between InspireMD, Inc. and Craig Shore (incorporated by reference to Exhibit 10.65 to the Annual Report on Form 10-K filed on March 30, 2023)

10.65+	Eighth Amendment to Employment Agreement, dated April 1, 2024, by and between InspireMD, Inc. and Craig Shore (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated April 2, 2024)

10.66+	Ninth Amendment to Employment Agreement, dated December 10, 2024, by and between InspireMD, Inc. and Craig Shore (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated December 12, 2024)

19.1*	Insider Trading Policy

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011)

23.1*	Consent of Kesselman & Kesselman, Certified Public Accountants

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	InspireMD, Inc. Executive Officer Clawback Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed on March 5, 2024)

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

INSPIREMD, INC.

Date: March 18, 2026	By:	/s/ Marvin Slosman
Marvin Slosman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marvin Slosman	President, Chief Executive Officer and Director	March 18, 2026
Marvin Slosman	(principal executive officer)

/s/ Michael Lawless	Chief Financial Officer, Chief Administrative Officer, Secretary and Treasurer	March 18, 2026
Michael Lawless	(principal financial and accounting officer)

/s/ Paul Stuka	Chairman of the Board of Directors	March 18, 2026
Paul Stuka

/s/ Michael Berman	Director	March 18, 2026
Michael Berman

/s/ Raymond Cohen	Director	March 18, 2026
Raymond Cohen

/s/ Dan Dearen	Director	March 18, 2026
Dan Dearen

/s/ Gary Roubin	Director	March 18, 2026
Gary Roubin

/s/ Scott R. Ward	Director	March 18, 2026
Scott R. Ward

INSPIREMD, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2025

Report of Independent Registered Public Accounting Firm

To the board of directors and shareholders of InspireMD Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of InspireMD Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in equity and cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Tel-Aviv, Israel

March 18, 2026

We have served as the Company’s auditor since 2010.

INSPIREMD, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,939	$18,916
Marketable securities	45,272	15,721
Accounts receivable:
Trade, net	2,168	1,572
Other	400	682
Prepaid expenses	1,296	1,060
Inventory	3,396	2,570
TOTAL CURRENT ASSETS	61,471	40,521

NON-CURRENT ASSETS:
Long term deposit	442	426
Property, plant and equipment, net	3,584	2,371
Operating lease right of use assets	2,758	2,360
Fund in respect of employee rights upon retirement	1,149	1,129
TOTAL NON-CURRENT ASSETS	7,933	6,286
TOTAL ASSETS	$69,404	$46,807

INSPIREMD, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	December 31,
	2025	2024
LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	1,255	1,254
Other	9,457	6,424
TOTAL CURRENT LIABILITIES	10,712	7,678

LONG-TERM LIABILITIES:
Operating lease liabilities net of current maturities	2,224	1,796
Liability for employee rights upon retirement and others	1,267	1,247

TOTAL LONG-TERM LIABILITIES	3,491	3,043

TOTAL LIABILITIES	14,203	10,721
COMMITMENTS AND CONTINGENT LIABILITIES
EQUITY:

Common stock, par value $0.0001 per share; 150,000,000 shares authorized at December 31, 2025 and 2024; 43,532,281 and 26,611,033 shares issued and outstanding at December 31, 2025 and 2024, respectively	4	3
Preferred C shares, par value $0.0001 per share; 1,172,000 shares authorized at December 31, 2025 and 2024; 1,718 shares issued and outstanding at December 31, 2025 and 2024, respectively	*	*
Additional paid-in capital	357,489	289,589
Accumulated deficit	(302,292)	(253,506)
Total equity	55,201	36,086
Total liabilities and equity	$69,404	$46,807

*	Represents an amount less than $1thousand

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024

REVENUES	$8,979	$7,009
COST OF REVENUES	6,330	5,503
GROSS PROFIT	2,649	1,506
OPERATING EXPENSES:
Research and development	15,003	13,634
Selling and marketing	16,553	6,069
General and administrative	20,707	15,306
Total operating expenses	52,263	35,009
LOSS FROM OPERATIONS	(49,614)	(33,503)
FINANCIAL INCOME, net:	891	1,557
LOSS BEFORE TAX EXPENSES	(48,723)	(31,946)
TAX EXPENSES	63	59
NET LOSS	$(48,786)	$(32,005)
NET LOSS PER SHARE - basic and diluted	(0.76)	(0.76)
WEIGHTED AVERAGE NUMBER OF COMMON STOCK USED IN COMPUTING NET LOSS PER SHARE - basic and diluted	64,325,810	41,928,360

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. dollars in thousands, except share data)

	Common stock		Preferred C shares		Additional paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	capital	deficit	equity

BALANCE as of January 1, 2025	26,611,033	3	1,718	*	289,589	(253,506)	36,086
Net loss						(48,786)	(48,786)
Exercise of pre-funded warrants**	3,381,651	*			*		*
Issuance of common stock, included at the market offering and pre-funded warrants net of $3,148 issuance costs	7,510,293	1			38,713		38,714
Exercise of Warrants Series I to 10,561,685 pre-funded warrants and 2,352,393 common stock, net of $1,000 issuance costs	2,352,393	*			16,855		16,855
Share-based compensation related to restricted stock, restricted stock units and stock options award, net of forfeitures of 256,170 shares	3,676,911	*			12,332		12,332
BALANCE as of December 31, 2025	43,532,281	4	1,718	*	357,489	(302,292)	55,201

*	Represents an amount less than $1 thousand

**	Until June 30, 2025, pre-funded warrants were exercised on a cashless basis; from July 1 through December 31, 2025, pre-funded warrants were exercised for cash.

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

INSPIREMD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Year ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,786)	$(32,005)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	476	280
Gain from sale of property, plant and equipment	(14)	-
Change in fair value of marketable securities, net of interest received	(359)	(894)
Change in liability for employees rights upon retirement	20	163
Other financial income	(133)	(51)
Change in operating right of use asset and operating leasing liability	554	(144)
Share-based compensation expenses	12,332	10,138
Gain on amounts funded in respect of employee rights upon retirement, net	(299)	(91)
Changes in operating asset and liability items:
Increase in prepaid expenses	(236)	(482)
Decrease (increase) in trade receivables	(596)	232
Decrease (increase) in other receivables	282	(34)
Increase in inventory	(826)	(464)
Increase in trade payables	1	315
Increase in other payables	2,481	1,169
Net cash used in operating activities	(35,103)	(21,868)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,662)	(1,402)
Proceeds from sale of property, plant and equipment	15	-
Investment in long-term deposit	-	(426)
Investments in marketable securities	(56,840)	(14,444)
Proceeds from matured marketable securities	27,648	29,000
Amounts funded in respect of employee rights upon retirement	(91)	(87)
Amounts withdrawn in respect of employee rights upon retirement	370	-
Net cash provided by (used in) investing activities	(30,560)	12,641
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants, net of $1,000 issuance costs	16,855	16,854
Proceeds from issuance of shares and pre-funded warrants, net of $ 3,148 and $81 issuance costs, respectively	38,714	1,598
Net cash provided by financing activities	55,569	18,452
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	117	51
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,977)	9,276
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	18,916	9,640
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF YEAR	8,939	$18,916
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of right-of-use assets by means of lease liabilities	994	1,344
Non-cash purchase of property and equipment	28	189

The accompanying notes are an integral part of the consolidated financial statements.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

a.	General

InspireMD, Inc., a Delaware corporation (the “Company”), together with its subsidiaries in Israel and Germany, is a medical device company specializing in the development and commercialization of products for the treatment of carotid artery disease and other vascular conditions. The Company’s portfolio includes two commercial products based on its proprietary CGuard™ carotid stent technology, designed to provide market-leading embolic protection during and after stenting procedures. A stent is an expandable scaffold-like metallic device placed in an artery to widen the lumen and restore blood flow.

The Company’s first product, the CGuard™ Carotid Embolic Prevention System (“CGuard EPS”), integrates a self-expanding nitinol stent with a MicroNet™ mesh sleeve as a single device for carotid artery revascularization. In January 2024, the Company received CE Mark recertification for CGuard EPS under the EU Medical Device Regulation (“MDR”). The Company’s CGuard EPS previously held CE Mark approval under the former Medical Device Directive (“MDD”). CGuard EPS is marketed in over 30 countries outside the United States, mainly in Europe, through a network of distributors.

The Company’s second product, the CGuard™ Prime Carotid Stent System (“CGuard Prime”), uses the same stent and MicroNet mesh with a differentiated deployment mechanism. CGuard Prime received premarket approval (“PMA”) by the U.S. Food and Drug Administration (“FDA”) on June 23, 2025, and is marketed exclusively in the United States through the Company’s direct salesforce. It also received MDR CE Mark approval on June 12, 2025.

b.

Liquidity

The Company has an accumulated deficit as of December 31, 2025, as well as a history of net losses and negative operating cash flows. The Company expects to continue incurring losses and negative cash flows from operations until the Company expands its commercial revenue to a scale that funds its commercial resources, development activities and support functions. As a result of these expected losses and negative cash flows from operations, along with the Company’s current cash position, the Company does not have sufficient resources to fund operations for at least the next 12 months. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

Risks Related to the Company’s Operations in Israel

In recent years, Israel has been engaged in sporadic armed conflicts with neighboring countries and terrorist organizations active in the region, including Iran, Hamas, an Islamist terrorist group that controls the Gaza Strip, with Hezbollah, an Islamist terrorist group that controls large portions of southern Lebanon, and with Iranian-backed military forces in Syria. As of October 9, 2025, Israel, Hamas, the United States and other countries in the region agreed to a framework for a ceasefire in Gaza between Israel and Hamas. However, there are no assurances that such agreement will hold. In June 2025, following escalating threats and intelligence reports of imminent attacks, Israel conducted preemptive strikes on military and nuclear infrastructure in Iran. Iran responded with drones and missiles attacks, some of which caused civilian casualties and infrastructure damage. After 12 days of hostilities, a ceasefire between Israel and Iran was reached in June 2025. While a ceasefire was reached between Israel and Iran in June 2025 after 12 days of hostilities, on February 28, 2026, the United States and Israel launched coordinated military strikes against Iran, including attacks on strategic military infrastructure and leadership targets, with the stated aim of degrading Iran’s capacity to conduct or support hostile operations against them. In response, Iran has fired missiles and drones toward population centers and military installations in Israel, Europe and neighboring countries in the Gulf region, and also launched counter-strikes against U.S. forces and allied bases throughout the Gulf region. In addition, in March 2026, hostilities resumed along Israel’s northern border with Lebanon, when Hezbollah resumed its attacks as part of a broader regional escalation. In response, Israel resumed military operations against Hezbollah in Lebanon. A broader regional conflict involving additional state and non-state actors remains a significant risk. The intensity and duration of the security situation in Israel have been difficult to predict, as are the economic implications on our business and operations and on Israel’s economy in general. As of the date of these consolidated financial statements, conflict continues in parts of the region. The Company’s operations, including its current production facility, are located in Israel. At this time, these activities remain largely unaffected.

During the years ended December 31, 2025 and 2024, the impact of this war on the Company’s results of operations and financial condition was immaterial, but such impact may increase, which could be material, as a result of the continuation, escalation or expansion of such war.

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

  d. Cash and cash equivalents

    The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. As of December 31, 2025 and 2024, cash and cash equivalents consisted of cash, short-term deposits (up to three months from the date of deposit) and money market funds.

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

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

  f. Concentration of credit risk and allowance for doubtful accounts

    Financial instruments that may potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, marketable securities and long-term deposits, which are deposited in major financially sound institutions in the U.S, Israel and Germany, and trade accounts receivable and other receivables. The Company’s marketable securities include investments in highly-rated U.S governmental bonds. The financial institutions that hold the Company’s debt marketable securities are major financial institutions located in the United States. The Company’s trade accounts receivable are derived from revenues earned from customers from various countries. The Company performs ongoing credit evaluations of its customers’ financial condition and requires no collateral from its customers. The Company also has a credit insurance policy for some of its customers.   The Company maintains the allowance for estimated losses resulting from the inability of the Company’s customers to make required payments. The allowance represents the current estimate of lifetime expected credit losses over the remaining duration of existing accounts receivable considering current market conditions and supportable forecasts when appropriate. The estimate is a result of the Company’s ongoing evaluation of collectability, customer creditworthiness, historical levels of credit losses, and future expectations. The allowance for expected credit losses was immaterial during the periods presented.

  g. Inventory

    Inventories are stated at the lower of cost (cost is determined on a “first-in, first-out” basis) or net realizable value. The Company’s inventories generally have a limited shelf life and are subject to impairment as they approach their expiration dates. The Company regularly evaluates the carrying value of its inventory and when, based on such evaluation, factors indicate that impairment has occurred, the Company impairs the inventories’ carrying value. There were no impairments or inventory allowances during the years ended December 31, 2025 and 2024.

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

  i. Property, plant and equipment

    Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Cost includes expenditures that are directly attributable to placing an asset in the location and condition necessary for its intended use. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets: over three years for computers and other electronic equipment, and seven to fifteen years for office furniture and equipment and machinery and equipment (mainly seven years). Assets under construction or not yet placed into service are not depreciated until they are ready for their intended use. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term, or the estimated useful life of the improvements.

  j. Impairment in value of long-lived assets

    The Company tests long-lived tangible assets for impairment whenever events or circumstances present an indication of impairment. If the sum of expected future cash flows (undiscounted and without interest charges) of the long-lived assets is less than the carrying amount of such assets, an impairment would be recognized, and the assets would be written down to their estimated fair values, based on expected future discounted cash flows. There were no impairments in value of long-lived assets during the years ended December 31,2025 and 2024.

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

    Revenue from sales of goods, including sales to distributors and direct sales to medical centers, is recognized at the point in time when control of the product transfers to the customer. Control generally transfers upon shipment or delivery of the product to the customer, depending on the contractual shipping terms, at which point the Company has a present right to payment and the customer has obtained legal title and the significant risks and rewards of ownership are obtained by the customer.

    The Company recognizes the incremental costs of obtaining contracts as an expense since the amortization period of the assets that the Company otherwise would have recognized is one year or less. The costs are recorded under selling and marketing expenses. Disaggregated revenue is disclosed in Note 12.

    Revenue is recognized net of sales taxes and value added taxes collected on behalf of governmental authorities.

  l. Research and development costs

    Research and development costs are charged to the consolidated statements of operations as incurred.

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

  n. Uncertain tax positions

    The Company follows a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit. If under the first step a tax position is assessed to be more likely than not to be sustained on audit, the second step is performed, under which the tax benefit is measured as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Such liabilities are classified as long-term, unless the liability is expected to be resolved within twelve months from the balance sheet date. The Company’s policy is to include interest related to unrecognized tax benefits within “Financial income - net”.

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

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

  p. Advertising

    Costs related to advertising and promotion of products are charged to sales and marketing expenses as incurred. Advertising expenses were approximately $1,595 and $691 thousand for the years ended December 31, 2025, and 2024, respectively.

  q. Net loss per share

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock, pre-funded warrants and fully vested restricted stock units outstanding during the period. The calculation of diluted net loss per share excludes the effect of potential dilution of share options, warrants, and unvested restricted stocks, unvested restricted stock units and Series C preferred stock as the effect is anti-dilutive. For the purpose of calculating basic net loss per share, the additional shares of common stock that are issuable upon exercise of the Pre-funded Warrants have been included since the shares are issuable for negligible consideration, as determined by the Company according to ASC 260-10-45-13, and have no vesting or other contingencies associated with them. The total number of shares of common stock related to outstanding options, warrants, unvested restricted stock, unvested restricted stock units and Series C Preferred Stock, which were excluded from the calculations of diluted loss per share were 37,498,531 and 48,681,495 for the years ended December 31, 2025 and 2024, respectively. This amount includes 5,177,186 and 4,073,966 unvested restricted stock included in the number of issued and outstanding shares as of December 31, 2025, and 2024, respectively.   For the years ended December 31, 2025 and 2024 the weighted average number of common stock used in computing net loss per share - basic and diluted was as follows:

	2025	2024
Weighted average number of common stock	30,116,091	20,501,816
Weighted average Vested restricted stock units	979,078	306,731
Weighted average Pre-funded Warrants	33,230,641	21,119,813
Total Weighted average number of common stock used in computing net loss per share - basic and diluted	64,325,810	41,928,360

  r. Segment reporting

    The Company has one operating and reportable segment, see note 13.

  s. Fair value measurement

    The Company measures fair value and discloses fair value measurements for financial assets and liabilities. Fair value is based on the price that would be received to sell an asset or paid to transfer liability in an orderly transaction between market participants at the measurement date.

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

  t New accounting pronouncements

    Recently adopted accounting pronouncements

      1) In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the U.S. and in foreign jurisdictions. ASU 2023-09 is effective for the Company’s annual reporting period beginning January 1, 2025. The Company has adopted this update on a retrospective basis. The adoption of this guidance resulted in expanded disclosures in its consolidated financial statements. (see note 10).

      2) In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient when estimating credit losses on accounts receivable and contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. The ASU is effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods. The Company early adopted ASU 2025-05 on a prospective basis, effective January 1, 2025, and did not apply the standard in interim (quarterly) reporting periods prior to that date. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.

    Recently issued accounting pronouncement, not yet adopted:

      1) In November 2024, the FASB issued ASU No. 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The ASU improves the disclosures about a public business entity’s expense and provides more detailed information about the types of expenses in commonly presented expense captions. The amendments require that at each interim and annual reporting period an entity will, inter alia, disclose amounts of purchases of inventory, employee compensation, depreciation and amortization included in each relevant expense caption (such as cost of sales, G&A, S&M and research and development) as well as disclosures about selling expenses. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s financial statements and disclosures.

      2) In December 2025, the FASB issued ASU 2025-12 “Codification Improvements” to address suggestions received from stakeholders on the Accounting Standards Codification and to make other incremental improvements to U.S. GAAP. The update represents changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. The amendments make the Codification easier to understand and apply. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 3 – FAIR VALUE MEASUREMENTS

As of December 31, 2025 and 2024, the carrying amounts of accounts payable, accounts receivable and other receivables approximate their fair values due to the short-term maturities of these instruments.

The carrying amount of the long-term deposit approximates its fair value since it is measured at its present value applying prevailing interest rates, see note 7.

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows:

	As of December 31, 2025 ($ in thousands)
	Total	Level 1	Level 2	Level 3

Assets:
Cash equivalents-
Money market funds	$5,116	$5,116	$-	$-

Marketable securities-
U.S government bonds	$45,272	$-	$45,272	$-

	As of December 31, 2024 ($ in thousands)
	Total	Level 1	Level 2	Level 3

Assets:
Cash equivalents-
Money market funds	$6,281	$6,281	$-	$-

Marketable securities-
U.S. government bonds	$15,721	$-	$15,721	$-

The Company’s cash equivalents and marketable securities are classified within Level 1 and Level 2 because it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value.

The cost of marketable securities as of December 31, 2025, and 2024 is $45,091 and $15,277 thousand, respectively.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4 - MARKETABLE SECURITIES

As of December 31, 2025, and 2024, all of the Company’s investment in marketable securities had contractual maturity of less than one year.

The following table sets forth the Company’s marketable securities for the indicated period:

	December 31,
	2025	2024
	($ in thousands)
U.S. government bonds	$45,272	$15,721

The table below sets forth a summary of the changes in the fair value of the Company’s marketable securities for the years ended December 31, 2025, and 2024:

	2025	2024
	($ in thousands)

Balance at beginning of the year	$15,721	$29,383
Additions	56,840	14,444
Maturity	(27,648)	(29,000)
Interest received	(253)	(299)
Changes in fair value during the year	612	1,193
Balance at end of the period	45,272	15,721

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

a.	Composition of assets, grouped by major classifications, is as follows:

	December 31,
	2025	2024
	($ in thousands)
Cost:
Computer equipment	$949	$726
Office furniture and equipment	595	464
Machinery and equipment	3,678	2,640
Leasehold improvements	1,087	861
	6,309	4,691
Less - accumulated depreciation	(2,725)	(2,320)
Net carrying amount	$3,584	$2,371

b.

Depreciation and amortization expenses totaled approximately $476,000 and $280,000 for the years ended December 31, 2025, and 2024, respectively, excluding fixed assets that the company purchased that are not yet ready for use and, therefore not depreciated.

NOTE 6 - LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT AND OTHERS

Defined Contribution Plans

Under Israeli labor law, the Company’s subsidiary Israeli employees are generally entitled to severance pay upon dismissal or certain other termination events.

Pursuant to Section 14 of the Israeli Severance Compensation Act, 1963, most of the employees of the Company’s subsidiary in Israel employees are entitled to have monthly deposits, at a rate of 8.33% of their monthly salary, made in their name with insurance companies. Payments in accordance with section 14 relieve the Company from any future severance payments to these employees. The severance pay expenses for such employees were approximately $376,000 and $293,000 for the years ended December 31, 2025, and 2024, respectively.

The Company sponsors a defined contribution retirement plan for its U.S. employees under Section 401(k) of the Internal Revenue Code. The plan is structured as a Qualified Automatic Contribution Arrangement (QACA) Safe Harbor plan, which includes automatic enrollment and requires the Company to make mandatory employer contributions in accordance with IRS Safe Harbor regulations. Employer contributions under the plan were immaterial for the year ended December 31, 2025. The Company has no further obligation to fund benefits beyond these required contributions.

Postemployment Benefit Plans

The severance pay liability of the Company for the rest of its subsidiary Israeli employees not covered under Section 14 amounting to $1,082 thousand and $1,224 thousand as of December 31, 2025, and 2024, respectively, reflects the undiscounted amount of the liability and is based upon the number of years of service and the latest monthly salary. The severance pay liability is partly covered by insurance policies and by regular deposits with recognized severance payment funds. The Company may only withdraw funds previously deposited for savings in connection with the payment of severance. The severance pay expenses for such employees were approximately $126,000 and $124,000 for the years ended December 31, 2025, and 2024, respectively.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7 – LEASE AGREEMENTS

1)	U.S. Lease

On October 9, 2024, the Company entered into a lease agreement in Miami, Florida (the “U.S. Lease”) for the establishment of its global headquarters. The U.S. Lease provides for the phased delivery of the leased premises located in Suites 215 and 280 at 6303 Waterford District Drive, Miami, Florida 33126. Rent commencement and lease recognition occur upon the Company obtaining control of each portion of the premises, in accordance with the lease terms. The lease term extends through September 30, 2030 and includes an option to extend the lease for an additional five years. The Company has determined that the renewal option is not reasonably certain to be exercised due to operational and strategic considerations.

The Company took possession of Suite 215 on November 1, 2024, which represented the commencement date for that portion of the leased premises. On May 18, 2025, the Company took possession of Suite 280 following the landlord’s completion of construction, which represented the commencement date for Suite 280. As a result of obtaining possession of Suite 280, during the year ended December 31, 2025, the Company recognized an increase of $302 thousand in operating lease right-of-use assets and a corresponding increase of $302 thousand in operating lease liabilities.

Under the U.S. Lease, the Company paid a security deposit of $500 thousand. Provided the Company does not default under the lease, the security deposit is refundable at specified intervals throughout the lease term. The present value of the deposit as of November 1, 2024, was $422 thousand and is classified as a long-term deposit. The remaining balance was assigned to operating lease right-of-use assets.

2)	Israeli Lease

The Company’s Israeli subsidiary leases a facility in Israel under an operating lease (the “Israeli Lease”). The Israeli Lease was amended multiple times in prior years to extend the lease term and modify the leased premises. In prior periods, management concluded that optional extension periods through December 31, 2027 were reasonably certain to be exercised and were included in the lease term for accounting purposes.

On May 28, 2025, the Company amended the Israeli Lease, extending the lease term through December 31, 2028 and leasing additional space within the facility. As a result of this amendment, the Company recognized an increase of $692 thousand in operating lease right-of-use assets and a corresponding increase of $692 thousand in operating lease liabilities.

As of December 31, 2025, the Israeli Lease remains in effect through December 31, 2028.

3)	Lease Cost

Operating lease cost for the years ended December 31, 2025 and 2024 was $470 thousand and $423 thousand, respectively, related to the Israeli Lease, and $251 thousand and $34 thousand, respectively, related to the U.S. Lease.

In addition to fixed lease payments under the U.S. Lease, the Company incurred variable lease costs, primarily related to utilities, maintenance, and other common area costs, totaling approximately $103 thousand for the year ended December 31, 2025.

4)	Supplemental Lease Information

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2025	2024
	($ in thousands)
Operating lease right-of-use assets	2,758	2,360
Current Operating lease liabilities	(1,066)	(542)
Non-current operating lease liabilities	(2,224)	(1,796)

Other information:

Operating cash flows from operating leases (cash paid in thousands)	(820)	(745)
Weighted Average Remaining Lease Term	3.57	3.93
Weighted Average Discount Rate	11.72%	11.82%

5)	Maturities of Operating Lease Liabilities

Maturities of lease liabilities as of December 31, 2025, are as follows:

Amount
($ in thousands)
2026	1,133
2027	1,141
2028	1,150
2029	306
2030	236
Total lease payments	3,966
Less imputed interest	(676)
Total	3,290

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8 – EQUITY

a.	Stockholders’ Equity

1.	Share capital and listing

The Company’s authorized share capital consists of common stock and preferred stock. The Company’s shares of common stock are listed on the Nasdaq Capital Market.

2.	May 2023 private placement financing

In May 2023, the Company entered into a securities purchase agreement pursuant to which it issued and sold in a private placement offering (the “May 2023 Private Placement Offering”) shares of its common stock, pre-funded warrants to purchase shares of common stock (the “May 2023 Pre-Funded Warrants”), Series H warrants to purchase shares of common stock (the “Series H Warrants”), Series I warrants to purchase shares of common stock (the “Series I Warrants”), Series J warrants to purchase shares of common stock (the “Series J Warrants”) and Series K warrants to purchase shares of common stock (the “Series K Warrants” and together with the Series H Warrants, Series I Warrants and Series J Warrants, the “May 2023 Warrants”). The May 2023 Private Placement Offering closed on May 16, 2023 and resulted in aggregate gross proceeds of approximately $42.2 million. Fees payable to the placement agent and other offering expenses amounted to approximately $4.6 million, resulting in net proceeds to the Company of approximately $37.6 million.

The May 2023 Pre-Funded Warrants are immediately exercisable at an exercise price of $0.0001 per share and will not expire until they are exercised in full. The May 2023 Warrants are immediately exercisable upon issuance at an exercise price of $1.3827 per share. The May 2023 Warrants have a term of the earlier of (i) five years from the date of issuance and (ii) (A) in the case of the Series H Warrants, 20 trading days following the Company’s public release of primary and secondary end points related to one year follow up study results from the Company’s C-Guardians pivotal trial, (B) in the case of the Series I Warrants, 20 trading days following the Company’s announcement of receipt of PMA from the FDA, for CGuard Prime (135 cm), (C) in the case of the Series J Warrants, 20 trading days following the Company’s announcement of receipt of FDA approval for SwitchGuard and CGuard Prime 80 cm and (D) in the case on the Series K Warrants, 20 trading days following the end of the fourth fiscal quarter after the fiscal quarter in which the first commercial sales of CGuard Prime in the U.S. begin. The May 2023 Warrants may be exercised on a cashless basis if there is no effective registration statement registering the shares underlying the warrants.

3.	Exercise of Series H Warrant

Following the Company’s announcement on May 28, 2024 of the one-year follow-up study results from the Company’s C-GUARDIANS pivotal trial, which constituted the applicable contractual milestone under the Series H Warrants, the Series H Warrants were exercised in full into 292,996 shares of common stock and pre-funded warrants exercisable into 12,621,090 shares of common stock. The exercise resulted in gross proceeds of approximately $17.9 million. After deduction of placement agent fees and other issuance costs of approximately $1.0 million, net proceeds to the Company amounted to approximately $16.9 million.

4.	Exercise of Series I Warrant

Following the Company’s announcement on June 24, 2025 that the FDA approved the PMA of CGuard Prime in the U.S., which constituted the applicable contractual milestone under the Series I Warrants, the Series I Warrants were exercised in full into 2,352,393 shares of common stock at an exercise price of $1.3827 per share and 10,561,685 pre-funded warrants at an exercise price of $1.3826 per pre-funded warrant. The exercise resulted in gross proceeds of approximately $17.9 million. After deduction of issuance costs of approximately $1.0 million, net proceeds to the Company amounted to approximately $16.9 million.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	August 2025 private placement financing

On July 30, 2025, the Company entered into a securities purchase agreement with investors pursuant to which it issued and sold in a private placement offering (the “August 2025 Private Placement Offering”) an aggregate of 6,791,380 shares of common stock and pre-funded warrants to purchase up to 9,764,804 shares of common stock, at an offering price of $2.42 per share and $2.4199 per pre-funded warrant (the “August 2025 Pre-Funded Warrants”). The August 2025 Private Placement Offering closed on August 1, 2025. The August 2025 Pre-Funded Warrants are immediately exercisable at an exercise price of $0.0001 per share and will not expire until exercised in full. The August 2025 Private Placement Offering resulted in gross proceeds to the Company of approximately $40.1 million. Issuance costs amounted to approximately $3.1 million.

6.	Pre-funded warrants

During the years ended December 31, 2025 and 2024, the Company issued 3,381,651 and 1,728,382 shares of its common stock, respectively, in connection with the exercise of pre-funded warrants originally issued in the May 2023 Private Placement Offering and August 2025 Private Placement Offering. As of December 31, 2025, and 2024, pre-funded warrants to purchase an aggregate of 43,092,107 and 26,147,323 shares of common stock, respectively, were outstanding.

7.	Preferred stock

As of December 31, 2025 and 2024, there were 1,718 shares of Series C Preferred Stock outstanding, convertible into an aggregate of 7,952 shares of the Company’s common stock, with an aggregate stated value of $10,997.

8.	At-the-market equity offering

On May 31, 2024, the Company entered into an at-the-market equity distribution agreement with Piper Sandler & Co., pursuant to which the Company was initially able to offer and sell shares of its common stock having an aggregate offering price of up to $17.0 million. On April 10, 2025, the Company amended the agreement to increase the aggregate offering capacity to $75.0 million, exclusive of any prior sales made under the facility. During the years ended December 31, 2025 and 2024, the Company issued 718,913 and 647,277 shares of common stock, respectively, under the at-the-market facility. Net proceeds to the Company from these issuances amounted to approximately $1.7 million and $1.6 million for the years ended December 31, 2025 and 2024, respectively, after deduction of issuance costs of $64 and $81 thousand for the years ended December 31, 2025, and 2024, respectively.

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.	Outstanding warrants

As of December 31, 2025, the Company had outstanding warrants to purchase an aggregate of 26,920,508 shares of common stock, as follows:

	Number of underlying Common stock	Exercise price	Expiration date
Series G Warrants	1,092,344	$10.230	February 8, 2026
Series J Warrants	12,914,086	$1.3827	*
Series K Warrants	12,914,078	$1.3827	*
Total Warrants	26,920,508

*

The Series J Warrants and Series K Warrants have a term of the earlier of (i) May 15, 2028 and (ii) (A) in the case of the Series J Warrants, 20 trading days following the Company’s announcement of receipt of FDA approval for the SwitchGuard and CGuard Prime 80 cm and (B) in the case on the Series K Warrants, 20 trading days following the end of the fourth fiscal quarter after the fiscal quarter in which the first commercial sales of CGuard Prime in the U.S. begins.

During the years ended December 31, 2025 and 2024, a total of 433,878 and 213,458 warrants expired unexercised, respectively.

On February 8, 2026, a total of 1,092,344 Series G warrants expired unexercised.

b.	Share-Based Compensation

1)	Equity Incentive Plans

2021 Equity Incentive Plan

On September 30, 2021, at the Company’s 2021 annual meeting of stockholders, the Company’s stockholders approved the 2021 Equity Incentive Plan.

The Company’s 2021 Equity Incentive Plan provides for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly, in combination, or in tandem.

As of December 31, 2025, the Company had 5,098,395 shares of common stock available for future issuance under the 2021 Equity Incentive Plan.

2024 Inducement Plan

On September 30, 2024, the compensation committee of the Company’s board of directors approved the InspireMD, Inc. 2024 Inducement Plan (the “2024 Inducement Plan”) to be used exclusively for grants of equity-based awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company.

As of December 31, 2025, the Company had 703,315 shares of common stock available for future issuance under the 2024 Inducement Plan.

2)	Stock Options – Employees

The following table summarizes information about stock options granted to employees:

	Year ended December 31
	2025
	Number of options	Weighted average exercise price
Outstanding - beginning of the year	2,154,143	2.76
Granted	1,119,127	2.63
Forfeited	(79,541)	3.25
Outstanding- end of year	3,193,729	2.70
Exercisable at the end of the year	1,612,755	2.79

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

3)	Stock Options – Non-Employees

The following table summarizes information about stock options granted to non-employees:

	Year ended December 31
	2025
	Number of options	Weighted average exercise price
Outstanding - beginning of the year	916,669	2.10
Granted	-	-
Outstanding - end of year	916,669	2.10
Exercisable at the end of the year	639,003	2.19

4)	Restricted Stock – Employees and non-employees

The following table summarizes information about restricted stock granted to employees and non-employees:

Year ended December 31
2025
Number of restricted stock
Outstanding - beginning of the year	4,073,966
Granted	3,933,081
Forfeited	(256,170)
Vested	(2,573,691)
Outstanding - end of the year	5,177,186

5)	Restricted Stock Units (RSUs) – Employees

The following table summarizes information about RSUs granted to employees:

Year ended December 31
2025
Number of RSUs
Outstanding - beginning of the year	1,845,727
Granted	558,417
Outstanding - end of the year	2,404,144

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

6)	Options Outstanding and Exercisable

The following table provides additional information about all options outstanding and exercisable:

	Outstanding as of December 31, 2025
Exercise price	Options outstanding	Weighted average remaining contractual life (years)	Options exercisable
$1.15-3.14	3,772,718	6.98	1,926,991
$3.30-4.12	181,352	5.28	168,439
$4.95-10.05	152,275	4.27	152,275
$16.50	4,053	4.01	4,053
	4,110,398	6.80	2,251,758

The weighted average of the remaining contractual life of total vested and exercisable options as of December 31, 2025 was 5.53 years.

The aggregate intrinsic value of the total exercisable options as of December 31, 2025 was approximately $46 thousand.

7)	Fair Value of Awards

The weighted average fair value of options granted to employees was $1.96 and $2.54 for the years ended December 31, 2025 and 2024, respectively. The weighted average fair value of options granted was estimated using the Black-Scholes option-pricing model.

The weighted average fair value of options granted to consultants was $1.87 for the year ended December 31, 2024. The weighted average fair value of options granted was estimated using the Black-Scholes option-pricing model.

The weighted average fair value of restricted stock granted was $2.56 and $2.94 for the years ended December 31, 2025 and 2024, respectively.

The weighted average fair value of RSU granted was $2.76 and $3.14 for the years ended December 31, 2025 and 2024, respectively.

No stock options were exercised during the year.

The total fair value of shares vested during the year was $6,325,416.

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

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

8)	Valuation Assumptions (Black-Scholes)

The following table sets forth the assumptions that were used in determining the fair value of options granted to employees and consultants for the year December 31, 2025 and 2024:

Year ended December 31
	2025	2024
Expected life	2; 5.5-6.5	5.125-10 years
Risk-free interest rates	3.45% - 3.64%; 3.64%-4.68%	3.93%-4.44%
Volatility	38.69%- 49.34%; 75.74%-92.69%	91.82%-119.38%
Dividend yield	-	-

●	During 2025, the Company modified certain outstanding stock options held by retired directors, including accelerated vesting and an extension of the post-retirement exercise period. The Company recognized the incremental compensation cost resulting from the modifications in accordance with ASC 718.

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

The annual risk-free rates are based on the yield rates of zero-coupon non-index linked U.S. Federal Reserve treasury bonds as both the exercise price and the share price are in dollar terms. The Company’s expected volatility is derived from its historical data.

9)	Unrecognized Compensation Cost

As of December 31, 2025, the total unrecognized compensation cost on employee and non-employee stock options, restricted stock and RSUs, related to unvested stock-based compensation, amounted to approximately $7,926 thousand. This cost is expected to be recognized over a weighted-average period of approximately 0.94 years. This expected cost does not include the impact of any future stock-based compensation awards.

10)	Share-Based Compensation Expense The following table summarizes the allocation of total share-based compensation expense in the consolidated statements of operations:

	Year ended December 31
	2025	2024
	($ in thousands)
Cost of revenues	$218	$256
Research and development	2,559	2,412
Sales and marketing	1,888	1,025
General and administrative	7,667	6,445
	$12,332	$10,138

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9 – RELATED PARTIES TRANSACTIONS

On September 15, 2023, the Company’s board of directors approved the Company’s entry into a consultancy agreement (the “Consultancy Agreement”) with a member of the immediate family of the Company’s Chief Executive Officer to provide services related to certain administrative projects in connection with the Company’s expansion into the United States until a full-time employee is retained in such capacity.

Under the original terms of the Consultancy Agreement, the Company paid a fixed hourly fee of $50 for up to 20 hours per week, plus reimbursement of customary expenses.

On July 1, 2024, the audit committee of the Company’s board of directors approved an amendment to the Consultancy Agreement pursuant to which the consultant was paid a fixed hourly fee of $100 for up to 95 hours per month, in an aggregate amount not to exceed $120,000, including expenses, for the twelve-month period ending June 30, 2025.

Consulting expenses recognized for the years ended December 31, 2025 and 2024 were $56 thousand and $76 thousand, respectively.

The engagement was terminated in July 2025.

NOTE 10 - TAXES ON INCOME:

a.	Tax laws applicable to the Company and its subsidiaries

Taxation in the United States

The Company is subject to U.S. federal income tax at a statutory rate of 21% and state income taxes at varying rates.

Taxation in Israel

InspireMD Ltd., the Company’s Israeli subsidiary, is subject to Israeli corporate income tax at a statutory rate of 23%.

Taxation in Germany

InspireMD GmbH is taxed according to the tax laws in Germany. Accordingly, the applicable tax rates are corporate tax rate of 15.825% and trade tax rate of 17.15% in 2025 and 2024.

b.	Tax benefits under the Law for the Encouragement of Capital Investments, 1959 (the “Law”):

The Israeli subsidiary may qualify for tax benefits under the Law for the Encouragement of Capital Investments, 1959. As of December 31, 2025 and 2024 the Company has not recognized any material tax benefit related to such incentives due to cumulative losses and the existence of a full valuation allowance.

c.	Carry forward tax losses

As of December 31, 2025, the Company had U.S. federal net operating loss (“NOLs”) carryforwards of approximately $66 million. Of this amount, approximately $35 million arose prior to January 1, 2018 and expire through 2038. Net operating losses generated after December 31, 2017 may be carried forward indefinitely but are limited to offsetting 80% of taxable income in the year utilized.

As of December 31, 2025, and 2024, InspireMD Ltd., the Company’s Israeli subsidiary, had a net carry forward tax loss of approximately $180 and $126 million. Under Israeli tax laws, the carry forward tax losses can be utilized indefinitely.

The Company’s Israeli subsidiary is taxed in New Israeli Shekel (“NIS”), which is different from its functional currency (U.S. Dollar). The change in the Company’s Israeli subsidiary NOLs for tax purposes partly resulted by such rate differences.

d.	Loss before income taxes

The components of loss before income taxes are as follows:

	Year ended December 31
	2025	2024
	($ in thousands)
Loss before taxes on income:
InspireMD, Inc.	$(10,834)	$(10,385)
Subsidiaries	(37,889)	(21,561)
	$(48,723)	$(31,946)

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

e.	Changes in valuation allowance

The changes in the valuation allowance for the years ended December 31, 2025, and 2024 were as follows:

	Year ended December 31
	2025	2024
	($ in thousands)
Balance at the beginning of the year	$48,430	$42,651
Changes during the year	15,138	5,779
Balance at the end of the year	$63,568	$48,430

f.	Accounting for Uncertain Tax positions

The following is a reconciliation of the total amounts of the Company’s uncertain tax positions during the years ended December 31, 2025, and 2024:

	Year ended December 31,
	2025	2024
	($ in thousands)
Balance at beginning of the year	$225	$168
Additions related to uncertain tax positions taken this year	61	57
Balance at end of the year	$286	$225

A summary of open tax years by major jurisdiction is presented below:

Jurisdiction	Years
U.S.	2021-2025
Israel	2021-2025
Germany	2022-2025

g.	Deferred income tax:

	December 31,
	2025	2024
	($ in thousands)

Carry forward tax losses	55,346	41,699
Provision for vacation and recreation pay	98	82
R&D expenses	2,843	2,204
Operating lease right of use assets	(613)	(525)
Operating lease liabilities	735	554
Share-based compensation	5,174	4,489
Marketable securities	(41)	(100)
Accrued severance pay, net	26	27
	63,568	48,430
Less-valuation allowance	(63,568)	(48,430)
	-	-

h.	Reconciliation of Statutory Federal Income Tax Rate to the Effective Income Tax Rate:

The provision for income taxes differs from the expected amount calculated by applying the Company’s federal statutory rate to loss before tax expenses for 2025 and 2024 as follows:

	2025		2024
	($ in thousands)

	$	%
US federal statutory	(10,232)	21	(6,709)	21
Foreign tax effects
Israel
Statutory tax rate differences between United States and Israel	(758)	1.6	(428)	1.3
Difference resulting from using NIS as the measurement basis for tax purposes	(4,627)	9.5	223	(0.7)
Changes in valuation allowance	13,096	(26.9)	3,590	(11.2)
Non- taxable or non-deductible items	1,171	(2.4)	1,020	(3.2)
Other adjustments	(254)	(0.5)	-	-
Changes in valuation allowance	2,043	(4.2)	2,189	(6.9)
Non- taxable or non-deductible items	27	(-0.1)	1	(0.0)
Changes in unrecognized tax benefits	61	(-0.1)	57	(0.2)
Other adjustments	(464)	1.0	116	(0.4)
Effective tax expense	63	-	59	-

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 11 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION:

Balance sheets:

a	Inventory:

	December 31,
	2025	2024
	($ in thousands)
Finished goods	$352	$18
Work in process	930	638
Raw materials and supplies	2,114	1,914
	$3,396	$2,570

b	Accounts payable and accruals-other:

	December 31,
	2025	2024
	($ in thousands)
Employees and employee institutions	$4,925	$3,414
Accrued vacation and recreation pay	430	369
Accrued expenses	1,545	1,325
Clinical trial accrual	1,155	519
Current Operating lease liabilities	1,066	542
Other	336	255
	$9,457	$6,424

NOTE 12 – DISAGGREGATED REVENUE AND ENTITY WIDE DISCLOSURES:

Revenues are attributed to geographic areas based on the location of the customers. The following is a summary of revenues:

	Year ended December 31,
	2025	2024
	($ in thousands)
USA	$1,417	$32
Germany	1,233	926
Italy	1,232	1,223
Russia	-	713
Poland	1,036	694
Other*	4,061	3,421
	$8,979	$7,009

*	Other individual countries do not exceed 10% in the year ended December 31, 2025 and 2024.

By principal customers (part of revenues):

	Year ended December 31,
	2025	2024
Customer A	14%	13%
Customer B	12%	10%
Customer C	-	10%

The following table presents the Company’s long-lived assets by geographic region, which consist of property, plant and equipment, net and operating lease right of use assets:

	December 31,
	2025	2024
	($ in thousands)
Israel	3,899	2,750
United States	2,443	1,981
Total long-lived assets	$6,342	4,731

INSPIREMD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The CODM examines, within each operational function, the employee salaries including the bonus and share based compensation. In addition, the CODM examines the clinical trials expenses within the research and development operations.

	Year ended December 31,
	2025	2024
Revenues	8,979	7,009

Cost of Revenues:
Material and Labor	5,200	4,698
Other cost of revenues	1,130	805
Total Cost of revenues	6,330	5,503

Research and development (R&D)
Payroll and Benefits	4,052	2,858
Share based compensation	2,559	2,412
Clinical trials	4,488	3,815
Other R&D	3,904	4,549
Total Research and development	15,003	13,634

Selling and marketing (S&M)
Payroll and Benefits	11,346	3,769
Share based compensation	1,888	1,025
Other S&M	3,319	1,275
Total Selling and marketing	16,553	6,069

General and administrative (G&A)
Payroll and Benefits	6,650	4,221
Share based compensation	7,667	6,445
Other G&A	6,390	4,640
Total General and administrative	20,707	15,306

Financial Income, net;	891	1,557
Tax Expenses	63	59
Segment net Loss	(48,786)	(32,005)

NOTE 14 - SUBSEQUENT EVENTS:

Subsequent to December 31, 2025, the Company granted 3,455,519 restricted shares of the Company’s common stock to employees and directors. The shares to employees are subject to a three-year vesting period, with one-third of such awards vesting each year. The shares to directors are subject to a one-year vesting period.

Subsequent to December 31, 2025, the Company granted 1,114,792 restricted share units of the Company’s common stock to the chief executive officer. The shares are subject to a three-year vesting period, with one-third of such awards vesting each year.

