Form 10-Q
period 2026-03-31
InspireMD, Inc.
filed 2026-05-07
CIK 1433607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

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

The number of shares of the registrant’s common stock, $0.0001 par value, outstanding as of May 7, 2026: 46,838,962

Item 1. Financial Statements

INSPIREMD, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE QUARTER ENDED MARCH 31, 2026

INSPIREMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in thousands, except share and per share data)

	March 31	December 31
	2026	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,362	$8,939
Marketable securities	30,208	45,272
Accounts receivable:
Trade, net	2,381	2,168
Other	407	400
Prepaid expenses	1,200	1,296
Inventory	3,036	3,396
TOTAL CURRENT ASSETS	48,594	61,471

NON-CURRENT ASSETS:
Long term deposit	446	442
Property, plant and equipment, net	3,651	3,584
Operating lease right of use assets	2,595	2,758
Fund in respect of employee rights upon retirement	1,185	1,149
TOTAL NON-CURRENT ASSETS	7,877	7,933
TOTAL ASSETS	$56,471	$69,404

INSPIREMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in thousands other than share and per share data)

	March 31	December 31
	2026	2025
LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	1,954	1,255
Other	7,489	9,457
TOTAL CURRENT LIABILITIES	9,443	10,712

LONG-TERM LIABILITIES-
Operating lease liabilities net of current maturities	2,042	2,224
Liability for employee rights upon retirement and others	1,369	1,267

TOTAL LONG-TERM LIABILITIES	3,411	3,491

TOTAL LIABILITIES	12,854	14,203
COMMITMENTS AND CONTINGENT LIABILITIES
EQUITY:

Common stock, par value $0.0001 per share; 150,000,000 shares authorized at March 31, 2026 and December 31, 2025; 46,838,963 and 43,532,281 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	4	4
Preferred C shares, par value $0.0001 per share; 1,172,000 shares authorized at March 31, 2026 and December 31, 2025; 1,718 shares issued and outstanding at March 31, 2026 and December 31 2025	*	*
Additional paid-in capital	359,594	357,489
Accumulated deficit	(315,981)	(302,292)
Total equity	43,617	55,201
Total liabilities and equity	$56,471	$69,404

*	Represents an amount less than $1 thousand

The accompanying notes are an integral part of the condensed consolidated financial statements.

INSPIREMD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(U.S. dollars in thousands, except share and per share data)

	3 Months Ended March 31,
	2026	2025

REVENUES	$3,398	$1,529
COST OF REVENUES	2,711	1,237
GROSS PROFIT	687	292
OPERATING EXPENSES:
Research and development	4,763	4,059
Selling and marketing	5,180	2,750
General and administrative	4,722	4,943
Total operating expenses	14,665	11,752
LOSS FROM OPERATIONS	(13,978)	(11,460)
FINANCIAL INCOME, net	289	294
NET LOSS	$(13,689)	$(11,166)
NET LOSS PER SHARE - basic and diluted	(0.16)	(0.22)
WEIGHTED AVERAGE NUMBER OF COMMON STOCK USED IN COMPUTING NET LOSS PER SHARE - basic and diluted	83,801,839	49,993,509

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

INSPIREMD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(U.S. dollars in thousands, except share data)

	Common stock		Preferred C shares		Additional paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	capital	deficit	equity

BALANCE AT January 1, 2026	43,532,281	4	1,718	*	357,489	(302,292)	55,201
Net loss						(13,689)	(13,689)
Share-based compensation related to restricted stock, restricted stock units and stock options award, net of forfeitures of 276,373 shares	3,306,682	*			2,105		2,105
BALANCE AT March 31, 2026	46,838,963	4	1,718	*	359,594	(315,981)	43,617

*	Represents an amount less than $1 thousand

The accompanying notes are an integral part of the condensed consolidated financial statements.

INSPIREMD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. dollars in thousands)

	Three months ended March 31
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,689)	$(11,166)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	149	98
Change in fair value of marketable securities, net of interest received	64	(73)
Change in liability for employees rights upon retirement	102	74
Other financial expenses (income)	14	(55)
Change in operating right of use asset and operating leasing liability	(18)	119
Share-based compensation expenses	2,105	2,729
Loss (gains) on amounts funded in respect of employee rights upon retirement, net	(9)	22
Changes in operating assets and liability items:
Decrease in prepaid expenses	96	167
Increase in trade receivables	(213)	(8)
Decrease (increase) in other receivables	(7)	109
(Increase) decrease in inventory	360	(252)
Increase in trade payables	699	473
Decrease in other payables	(1,990)	(1,029)
Net cash used in operating activities	(12,337)	(8,792)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(194)	(359)
Investments in marketable securities	-	(6,909)
Proceeds from matured marketable securities	15,000	9,000
Amounts funded in respect of employee rights upon retirement	(27)	(30)
Net cash provided by investing activities	14,779	1,702
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares	-	506
Net cash provided by financing activities	-	506
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(19)	51
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,423	(6,533)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	8,939	18,916
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$11,362	$12,383
SUPPLEMENT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Receivable on account of share issuance	-	190
Non-cash purchase of property and equipment	22	104

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

The Company’s first product, the CGuard™ Carotid Embolic Prevention System (“CGuard EPS”), integrates a self-expanding nitinol stent with a MicroNet™ mesh sleeve as a single device for carotid artery revascularization. The Company has received CE Mark recertification for CGuard EPS under the EU Medical Device Regulation (“MDR”). The Company’s CGuard EPS previously held CE Mark approval under the former Medical Device Directive (“MDD”). CGuard EPS is marketed in over 30 countries outside the United States, mainly in Europe, through a network of distributors.

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

Subsequent to March 31, 2026, the Company announced a voluntary recall in the U.S. for its CGuard® Prime 135 cm carotid stent delivery system, initiated in consultation with the FDA.  The Company acted after determining during a controlled launch that the technical success of the delivery system during carotid artery stenting procedures had not met performance expectations. The voluntary action pertained specifically to the CGuard Prime delivery system and did not include the CGuard stent implant. The action was strictly voluntary with no implications to the safety of patients who have previously undergone the procedure to implant a CGuard Prime stent.

In connection with the recall, the Company estimates that the reserves to be recognized are approximately $700,000 for customer returns and approximately $650,000 for inventory impairment and remediation costs.

b.	Liquidity

The Company has an accumulated deficit as of March 31, 2026, as well as a history of net losses and negative operating cash flows. The Company expects to continue incurring losses and negative cash flows from operations until the Company expands its commercial revenue to a scale that funds its commercial resources, development activities and support functions. As a result of these expected losses and negative cash flows from operations, along with the Company’s current cash position, the Company does not have sufficient resources to fund operations for at least the next 12 months. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. These financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

c.	Risks Related to the Company’s Operations in Israel

On October 7, 2023, Hamas launched a series of attacks on civilian and military targets in Southern Israel and Central Israel, to which the Israel Defense Forces responded. In addition, Iran, Hezbollah and the Houthi movement attacked military and civilian targets in Israel, to which Israel responded, including through increased air and/or ground operations in Lebanon, Syria, Yemen and Iran. Following years of conflict in the region, on October 9, 2025, Israel, Hamas, the United States and other countries in the region agreed to a framework for a ceasefire in Gaza between Israel and Hamas. On February 28, 2026, the United States and Israel launched joint combat operations in Iran to which Iran and Hezbollah responded with ballistic missile and drone attacks on Israel as well as other countries and U.S. military bases in the region. On April 8, 2026, the United States and Iran agreed to a two-week ceasefire. How long and how severe the current conflicts in Gaza, Northern Israel, Lebanon, Iran or the broader region last and become is unknown at this time and any continued clash among Israel, Hamas, Hezbollah, Iran or other countries or militant groups in the region may escalate in the future into a greater regional conflict.  The intensity and duration of the security situation in Israel have been difficult to predict, as are the economic implications on our business and operations and on Israel’s economy in general. As of the date of these consolidated financial statements, conflict continues in parts of the region. The Company’s current manufacturing facility, certain of its key personnel and one of its offices are located in Israel. At this time, these activities remain largely unaffected.

During the three months ended March 31, 2026 and 2025, the impact of this war on the Company’s results of operations and financial condition was immaterial, but such impact may increase, which could be material, as a result of the continuation, escalation or expansion of such war.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. In the opinion of the Company, the financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2026, and its results of operations, changes in equity and cash flows for the three months ended March 31, 2026, and 2025. These unaudited condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2025, as found in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 18, 2026. The results of operations for the three months ended March 31, 2026, are not necessarily indicative of results that could be expected for the entire fiscal year.

NOTE 3 - RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncement, not yet adopted

1)	In November 2024, the FASB issued ASU No. 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The ASU improves the disclosures about a public business entity’s expense and provides more detailed information about the types of expenses in commonly presented expense captions. The amendments require that at each interim and annual reporting period an entity will, inter alia, disclose amounts of purchases of inventory, employee compensation, depreciation and amortization included in each relevant expense caption (such as cost of sales, G&A, S&M and research and development) as well as disclosures about selling expenses. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s consolidated financial statements and disclosures.

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

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows:

	As of March 31, 2026 ($ in thousands)
	Total	Level 1	Level 2	Level 3

Assets:
Cash equivalents-
Money market funds	$7,949	$7,949	-	-

Marketable securities-
U.S government bonds	$30,208	-	$30,208	-

	As of December 31, 2025 ($ in thousands)
	Total	Level 1	Level 2	Level 3

Assets:
Cash equivalents-
Money market funds	$5,116	$5,116	$-	$-

Marketable securities-
U.S government bonds	$45,272	$-	$45,272	$-

The Company’s cash equivalents and marketable securities are classified within Level 1 and Level 2 because it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value.

The cost of marketable securities as of March 31, 2026, and December 31,2025 is $30,227 and $45,091 thousand, respectively.

NOTE 5 - MARKETABLE SECURITIES

As of December 31, 2025, all of the Company’s marketable securities had contractual maturities of less than one year.

The table below sets forth a summary of the changes in the fair value of the Company’s marketable securities for the three-month periods ended March 31, 2026, and 2025:

	Three months ended March 31,
	2026	2025
	($ in thousands)

Balance at beginning of the period	$45,272	$15,721
Additions	-	6,909
Maturity	(15,000)	(9,000)
Interest Received	(378)	(69)
Changes in fair value during the period	314	142
Balance at end of the period	30,208	13,703

NOTE 6 - EQUITY:

a.	Authorized Capital Stock

As of March 31, 2026, the Company had 155,000,000 authorized shares of capital stock, par value $0.0001 per share, of which 150,000,000 are shares of common stock and 5,000,000 are shares of “blank check” preferred stock.

b.	Preferred Stock

As of March 31, 2026, there were 1,718 shares of Series C preferred stock outstanding, convertible into an aggregate of 7,952 shares of the Company’s common stock, with a total stated value of $10,997.

c.	Pre-Funded Warrants

As of March 31, 2026, there are 43,092,107 outstanding pre-funded warrants.

d.	Warrants

As of March 31, 2026, the Company has outstanding warrants to purchase an aggregate of 25,828,164 shares of common stock as follows:

	Number of underlying Common stock	Exercise price	Expiration date
Series J Warrants	12,914,086	1.3827	*
Series K Warrants	12,914,078	1.3827	*
Total Warrants	25,828,164

*	The Series J Warrants and Series K Warrants have a term of the earlier of (i) May 15, 2028 and (ii) (A) in the case of the Series J Warrants, 20 trading days following the Company’s announcement of receipt of FDA approval for the SwitchGuard and CGuard Prime 80 cm and (B) in the case on the Series K Warrants, 20 trading days following the end of the fourth fiscal quarter after the fiscal quarter in which the first commercial sales of CGuard Prime in the U.S. begins. Following the commencement of the first commercial sales of CGuard Prime in the United States, which occurred during the third fiscal quarter of 2025 in July 2025, the Series K Warrants are scheduled to expire twenty (20) trading days after the end of the fourth fiscal quarter thereafter, which is October 28, 2026.

During the three months ended March 31, 2026, a total of 1,092,344 Series G warrants expired unexercised.

e.	Share-Based Compensation

During the three months ended March 31, 2026, the Company granted 3,583,055 restricted shares of the Company’s common stock to employees and directors. The shares granted to employees are subject to a three-year vesting period, with one-third of such awards vesting each year, subject to continued service. The shares granted to directors are subject to a one-year vesting period, subject to continued service.

The fair value of the above restricted shares was approximately $5.7 million.

During the three months ended March 31, 2026, the Company granted 1,114,792 restricted stock units convertible into shares of the Company’s common stock to the Company’s chief executive officer. The restricted stock units are subject to a three-year vesting period, with one-third of such awards vesting each year, subject to continued service.

The fair value of the above restricted share units was approximately $1.8 million.

NOTE 7 – RELATED PARTIES TRANSACTIONS

For the three months ended March 31, 2025, administrative services provided by a member of the chief executive officer’s immediate family in connection with the Company’s expansion to the U.S. amounted to $24 thousand. The engagement with the related party was terminated in July 2025.

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

The total number of shares of common stock related to outstanding options, warrants, unvested restricted stock, unvested restricted stock units and Series C preferred stock, which were excluded from the calculations of diluted loss per share were 39,285,493 shares and 52,233,293 shares for the three-month period ended March 31, 2026 and 2025, respectively. This amount includes unvested restricted stock included in the number of issued and outstanding shares in the amounts of 7,315,673 and 5,671,612 as of March 31, 2026, and 2025, respectively.

For the three months ended March 31, 2026, and 2025, the weighted average number of common stock used in computing net loss per share - basic and diluted was as follows:

	Three months ended March 31,
	2026	2025
Weighted average number of common stock	39,282,766	23,521,534
Weighted average Vested restricted stock units	1,426,966	725,292
Weighted average Pre-funded Warrants	43,092,107	25,746,683
Total Weighted average number of common stock used in computing net loss per share - basic and diluted	83,801,839	49,993,509

NOTE 9 - FINANCIAL INSTRUMENTS:

a.	Fair value of financial instruments

As of March 31, 2026, and December 31, 2025, the carrying amounts of accounts payable, accounts receivable and other receivables approximate their fair values due to the short-term maturities of these instruments.

The carrying amount of the long-term deposit approximates its fair value since it is measured at its present value applying prevailing interest rates.

b.	As of March 31, 2026, and December 31, 2025, the allowance for expected credit loss was immaterial.

NOTE 10 - INVENTORY:

	March 31,	December 31,
	2026	2025
	($ in thousands)
Finished goods	543	$352
Work in process	903	930
Raw materials and supplies	1,590	2,114
	3,036	$3,396

NOTE 11 - ACCOUNTS PAYABLE AND ACCRUALS - OTHER:

	March 31,	December 31,
	2026	2025
	($ in thousands)
Employees and employee institutions	$2,881	$4,925
Accrued vacation and recreation pay	543	430
Accrued expenses	1,146	1,545
Clinical trial accrual	1,519	1,155
Current Operating lease liabilities	1,067	1,066
Other	333	336
	$7,489	$9,457

NOTE 12 - DISAGGREGATED REVENUE AND ENTITY WIDE DISCLOSURES:

Revenues are attributed to geographic areas based on the location of the customers. The following is a summary of revenues:

	Three months ended March 31
	2026	2025
	($ in thousands)
USA	1,178	$27
Italy	354	262
Poland	301	226
Germany	255	242
Other*	1,310	772
	3,398	$1,529

*	Other countries don’t exceed 10% in the three months ended March 31, 2026, and 2025.

By principal customers (part of revenues):

	Three months ended March 31
	2026	2025
Customer A	8%	16%
Customer B	9%	15%

NOTE 13 – SEGMENT INFORMATION

The Company has one operating and reporting segment, that develops, manufactures and markets products for the treatment of carotid artery disease and other vascular disease, including the Company’s proprietary CGuard™ stent platform. The Company’s Chief Operating Decision Maker (“CODM”), who is the chief executive officer, evaluates the Company’s performance based on its internal reporting which is consistent with the presentation in the Company’s consolidated financial statements. Accordingly, our CODM uses consolidated net loss to measure segment profit or loss, allocate resources, and assess performance.

The CODM examines, within each operational function, the employee salaries including the bonus and share based compensation. In addition, the CODM examines the clinical trials expenses within the research and development operations.

	Three months ended March 31,
	2026	2025
Revenues	3,398	1,529

Cost of Revenues:
Material and Labor	1,691	1,025
Other cost of revenues	1,020	212
Total Cost of Revenues	2,711	1,237

Research and development (R&D)
Payroll and Benefits	1,600	855
Share based compensation	175	668
Clinical trials	1,459	1,160
Other R&D	1,529	1,376
Total Research and development	4,763	4,059

Selling and marketing (S&M)
Payroll and Benefits	3,863	1,979
Share based compensation	581	217
Other S&M	736	554
Total Selling and marketing	5,180	2,750

General and administrative (G&A)
Payroll and Benefits	1,807	1,676
Share based compensation	1,289	1,779
Other G&A	1,626	1,488
Total General and administrative	4,722	4,943

Financial Income, net;	289	294
Segment net Loss	(13,689)	(11,166)

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation, including revenue growth. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	our history of recurring losses and negative cash flows from operating activities, significant future commitments and the uncertainty regarding the adequacy of our liquidity to pursue our complete business objectives, and substantial doubt regarding our ability to continue as a going concern;

●	our need to raise additional capital to meet our business requirements in the future and such capital raising may be costly or difficult to obtain and could dilute our stockholders’ ownership interests;

●	the clinical development, commercialization and market acceptance of our products;

●	whether the clinical trial results for our products will be predictive of real-world results;

●	an inability to secure and maintain regulatory approvals for the sale of our products;

●	any impact of a product recall, including the current recall in the U.S. regarding the CGuard Prime 135cm Carotid Stent System, on our business, results of operations and financial conditions;

●	negative clinical trial results or lengthy product delays in key markets;

●	our ability to maintain compliance with the Nasdaq listing standards;

●	our ability to generate significant revenues from our products;

●	estimates of our expenses, future revenues, capital requirements and our needs for and ability to access sufficient additional financing, including any unexpected costs or delays in the ongoing commercial launch of our products;

●	our dependence on a single manufacturing facility and our ability to comply with stringent manufacturing quality standards and to increase production as necessary;

●	the risk that the data collected from our current and planned clinical trials may not be sufficient to demonstrate that our technology is an attractive alternative to other procedures and products;

●	intense competition in our industry, with competitors having substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution and personnel resources than we do;

●	entry of new competitors and products and potential technological obsolescence of our products;

●	inability to carry out research, development and commercialization plans;

●	loss of a key customer or supplier;

●	technical problems with our research and products and potential product liability claims;

●	product malfunctions;

●	price increases for supplies and components;

●	whether access to our products is achieved in a commercially viable manner and whether our products receive adequate reimbursement by governmental and other third-party payers;

●	our efforts to successfully obtain and maintain intellectual property protection covering our products, which may not be successful;

●	adverse federal, state and local government regulation, in the United States, Europe or Israel and other foreign jurisdictions;

●	the fact that we conduct business in multiple foreign jurisdictions, exposing us to foreign currency exchange rate fluctuations, logistical and communications challenges, burdens and costs of compliance with foreign laws and political and economic instability in each jurisdiction;

●	security, political and economic instability in the Middle East that could harm our business, including due to the current security situation in Israel;

●	current or future unfavorable economic and market conditions and adverse developments with respect to financial institutions and associated liquidity risk; and

●	changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements and the impact of such policies on us, our customers and suppliers, and the global economic environment.

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

Our first product, the CGuard Carotid Embolic Prevention System (“CGuard EPS”), integrates a self-expanding nitinol stent with a MicroNet mesh sleeve as a single device for carotid artery revascularization. In January 2024, we received CE Mark recertification for CGuard EPS under the EU Medical Device Regulation (“MDR”). Our CGuard EPS previously held CE Mark approval under the former Medical Device Directive (“MDD”). CGuard EPS is marketed in over 30 countries outside the United States through a network of distributors. In the first quarter of 2026, we submitted a premarket approval for the CGuard EPS with a view to potential FDA approval in the in the third quarter of 2026.

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

In October 2024, the FDA approved the Company’s IDE to initiate the CGUARDIANS II pivotal study of its CGuard Prime 80 cm carotid stent system during transcarotid revascularization (“TCAR”) procedures. In the first quarter of 2026, we completed enrollment in the CGUARDIANS II pivotal study. In May 2026, the FDA approved the Company’s IDE to initiate the CGUARDIANS III pivotal study of its CGuard Prime 80 cm carotid stent system during TCAR procedures.

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

In May 2026, we announced a voluntary recall in the U.S. of CGuard Prime, initiated in consultation with the FDA. The Company acted after determining during a controlled launch that the technical success of the delivery system during CAS procedures had not met performance expectations. The voluntary action pertained specifically to the CGuard Prime delivery system and did not include the CGuard stent implant. The action was voluntary with no implications for the safety of patients who had previously received the CGuard stent. The Company expects to establish a reserve for customer returns of approximately $700,000 and a reserve for inventory impairment and remediation costs of approximately $650,000.

We were organized in the State of Delaware on February 29, 2008. In October 2024, we established our global headquarters in Miami, Florida to support the U.S. launch and commercialization of CGuard Prime.

Critical Accounting Policies

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are more fully described in both (i) “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) Note 2 of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2025. There have not been any material changes to such critical accounting policies since December 31, 2025.

The currency of the primary economic environment in which our operations are conducted is the U.S. dollar (“$” or “dollar”).

Results of Operations

Three months ended March 31, 2026, compared to the three months ended March 31, 2025

Revenues. For the three months ended March 31, 2026, revenue was $3,398,000, an increase of $1,869,000, or 122%, compared to $1,529,000 during the three months ended March 31, 2025. Growth in the quarter was driven mainly by the commercial launch of direct sales of the CGuard Prime product in the U.S. following FDA approval in June 2025, and continued growth in sales of the CGuard product through distributors in international markets.

With respect to geographical regions, the increase in revenue was primarily attributable to a $1,151,000 increase in North America due to the commercial launch of CGuard Prime in the U.S. following FDA approval in June 2025, and a $718,000 increase in international markets outside North America due to continued adoption of our CGuard technology.

Gross Profit. For the three months ended March 31, 2026, gross profit (revenue less cost of revenues) was $687,000 compared to gross profit of $292,000 for the three months ended March 31, 2025. The increase resulted mainly from the increase in revenue year-on-year, partially offset by higher cost of revenues resulting from an impairment charge of $473,000 for inventory obsolescence related to our CGuard Prime delivery system

Gross margin represents our gross profit as a percentage of our revenue. Gross margin was 20.2% for the three months ended March 31, 2026, an increase of 1.1 percentage points compared to 19.1% for the three months ended March 31, 2025. This increase in gross margin resulted primarily from a more favorable revenue mix driven by direct sales in the U.S., which carry higher margins due to a higher average selling price per unit compared with sales to international distributors. The impact from the favorable sales mix was primarily offset by the impact of the impairment charge for excess and obsolete inventory referenced above.

Research and Development Expenses. For the three months ended March 31, 2026, research and development expenses were $4,763,000, an increase of $704,000, or 17.4%, compared to $4,059,000 during the three months ended March 31, 2025. This increase resulted primarily due to higher staff levels in connection with our expansion in the U.S., an increase in regulatory activities expenses, and higher development and clinical expenses for the SwitchGuard NPS and CGuard Prime 80 cm carotid stent system, respectively. These increases were partially offset by a decrease in expenses for the C-GUARDIANS clinical study and related product preparation activity prior to the FDA approval of CGuard Prime in June 2025.

Selling and Marketing Expenses. For the three months ended March 31, 2026, selling and marketing expenses were $5,180,000, an increase of $2,430,000, or 88.4%, compared to $2,750,000 during the three months ended March 31, 2025. This increase resulted primarily from higher commercial staffing levels in connection with the commercial launch of CGuard Prime in the U.S.

General and Administrative Expenses. For the three months ended March 31, 2026, general and administrative expenses were $4,722,000, a decrease of $221,000, or 4.5%, compared to $4,943,000 during the three months ended March 31, 2025. The decrease was primarily driven by a reduction in share-based compensation expense resulting from forfeitures associated with executive employees who departed  during the period.

Financial Income. For the three months ended March 31, 2026, financial income was $289,000, a decrease of $5,000 or 1.7% compared to $294,000 during the three months ended March 31, 2025.

Tax Expenses. We did not incur any tax expenses during the three months ended March 31, 2026 and March 31, 2025.

Net Loss. For the three months ended March 31, 2026, our net loss was $13,689,000, an increase of $2,523,000, or 22.6%, compared to $11,166,000 during the three months ended March 31, 2025. The increase in net loss resulted primarily from an increase of $2,913,000 in operating expenses.

Liquidity and Capital Resources

We had an accumulated deficit as of March 31, 2026, of $316 million, as well as a net loss of $13.7 million for the three months ended March 31, 2026 and negative operating cash flows. We expect to continue incurring losses and negative cash flows from operations until we expand our commercial revenue to a scale that funds our commercial resources, development activities and support functions. As a result of these expected losses and negative cash flows from operations, along with our current cash position, we believe we do not have sufficient resources to fund operations for at least the next 12 months. Therefore, there is substantial doubt about our ability to continue as a going concern.

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

In May 2023, we closed a private placement offering that resulted in aggregate gross proceeds of approximately $42.2 million, before deducting fees payable to the placement agent and other offering expenses payable by us, pursuant to which we issued and sold 10,266,270 shares of our common stock, pre-funded warrants to purchase up to 15,561,894 shares of common stock and warrants to purchase up to an aggregate of 51,656,328 shares of common stock, consisting of Series H warrants to purchase up to 12,914,086 shares of common stock (the “Series H Warrants”), Series I warrants to purchase up to 12,914,078 shares of common stock (the “Series I Warrants”), Series J warrants to purchase up to 12,914,086 shares of Common Stock (the “Series J Warrants”) and Series K warrants to purchase up to 12,914,078 shares of common stock (the “Series K Warrants” and together with the Series H Warrants, Series I Warrants and Series J Warrants, the “May 2023 Warrants”), at an offering price of $1.6327 per Private Placement Share and associated May 2023 Warrants and an offering price of $1.6326 per pre-funded warrant and associated May 2023 Warrants. If the May 2023 Warrants are exercised in cash in full this would result in an additional $71.4 million of gross proceeds (of which approximately $33.8 million has been received as of the date of this Quarterly Report on Form 10-Q). There can be no assurance that we will achieve any of the remaining milestones set forth in the May 2023 Warrants or that the outstanding May 2023 Warrants will be exercised in cash in full.

Following the announcement of the one year follow up study results from the Company’s C-GUARDIANS trial, the Series H Warrants were exercised in full into 292,996 shares of common stock and pre-funded warrants to purchase 12,621,090 shares of common stock. The net proceeds from the exercise of the Series H Warrants were $16.9 million after deducting placement agent fees.

Following the announcement of the PMA approval of the CGuard Prime carotid stent system in the United States, the Series I warrants were exercised in full into 2,352,393 shares of common stock and pre-funded warrants to purchase 10,561,685 shares of common stock during June and July 2025. The net proceeds from the exercise of the Series I Warrants were $16.9 million after deducting placement agent fees.

In May 2024, we entered into an Equity Distribution Agreement (the “2024 Distribution Agreement”) with Piper Sandler & Co., as sales agent (“Piper Sandler”). Pursuant to the 2024 Distribution Agreement, we were able offer and sell from time to time, at our option, through or to Piper Sandler shares of our common stock having an aggregate offering price of up to $75 million. We paid Piper Sandler a commission at a fixed rate of 3.0% of the aggregate gross proceeds from each sale of the shares under the 2024 Distribution Agreement. On April 3, 2026, we terminated the 2024 Distribution Agreement in connection with our entry into the 2026 Distribution Agreement (as defined below) with BTIG (as defined below). During the first quarter of 2026, we did not sell any shares pursuant to the 2024 Distribution Agreement.

In August 2025, we closed the private placement offering that resulted in aggregate gross proceeds of approximately $40.1 million, before deducting fees payable to the placement agent and other offering expenses payable by us.

In April 2026, we entered into an Equity Distribution Agreement (the “2026 Distribution Agreement”) with BTIG, LLC, as sales agent (“BTIG”). Pursuant to the 2026 Distribution Agreement, we may offer and sell from time to time, at our option, through or to BTIG shares of our common stock having an aggregate offering price of up to $75 million. We will pay BTIG a commission at a fixed rate of up to 3.0% of the aggregate gross proceeds from each sale of the shares under the 2026 Distribution Agreement. As of the date hereof, we have not sold any shares pursuant to the 2026 Distribution Agreement.

Three months ended March 31, 2026, compared to the Three months ended March 31, 2025

General. As of March 31, 2026, we had cash and cash equivalents of $11,362,000 and marketable securities of $30,208,000, as compared to cash and cash equivalents of $8,939,000 and marketable securities of $45,272,000 as of December 31, 2025. We have historically met our cash needs through a combination of issuing new shares, borrowing activities and product sales. Our cash requirements are generally for research and development, marketing and sales activities, finance and administrative costs, capital expenditures and general working capital.

For the three months ended March 31, 2026, net cash used in our operating activities increased by $3,545,000, or 40.3%, to $12,337,000, from $8,792,000 during the same period in 2025. The primary reasons for the increase in cash used in our operating activities were an increase of $5,038,000 in compensation costs paid during the three months ended March 31, 2026 (from $6,132,000 in the three months ended March 31, 2025 to $11,170,000 in the three months ended March 31, 2026) offset by an increase of $1,561,000 in payments received from customers during the three months ended March 31, 2026 (from $1,555,000 in the three months ended March 31, 2025 to $3,116,000 during the three months ended March 31, 2026).

Cash provided by our investing activities was $14,779,000 during the three months ended March 31, 2026, compared to $1,702,000 during the three months ended March 31, 2025. The primary reason for the increase in cash provided by our investing activities is withdrawal of $15,000,000 from our investment in marketable securities.

There was no cash provided by financing activities for the three months ended March 31, 2026. Cash provided by financing activities for the three months ended March 31, 2025, was $506,000. The source of the cash provided by financing activities during the three months ended March 31, 2025, were the proceeds from issuance of shares of $506,000, net of issuance costs, received from the 2024 Distribution Agreement.

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

Factors That May Affect Future Operations

We believe that our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including the market acceptance of the U.S. commercial launch, cyclical nature of the ordering patterns of our distributors, timing of regulatory approvals, the implementation of various phases of our clinical trials, manufacturing efficiencies due to the learning curve of utilizing new materials and equipment and the costs or other consequences associated with any current or future product recall that may occur. Product recalls in particular may adversely affect our operating results through the direct costs of executing a recall, lost revenues resulting from the removal of affected products from the market and the interruption of sales during any remediation period, costs associated with redesigning and remanufacturing affected products, potential regulatory, litigation and other legal costs, and longer-term reputational harm that may reduce market acceptance of our current and future products. Our operating results could also be impacted by a weakening of the Euro and strengthening of the NIS, both against the U.S. dollar. Lastly, other economic conditions we cannot foresee may affect customer demand, such as individual country reimbursement policies pertaining to our products.

Contractual Obligations and Commitments

During the three months ended March 31, 2026, there were no material changes to our contractual obligations and commitments since the year ended December 31, 2025.

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

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of March 31, 2026, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below in this Item 1A and the Risk Factors included in our previous filings made with the SEC, there have been no material changes to our risk factors from those disclosed in “Part I. Item 1A. Risk Factors” in the Form 10-K filed with the SEC on March 18, 2026.

Management has concluded that there is substantial doubt about our ability to continue as a going concern, and our condensed financial statements for the quarter ended March 31, 2026 includes an explanatory paragraph as to our ability to continue as a going concern, which could prevent us from obtaining new financing on reasonable terms or at all.

Because we have had recurring losses and negative cash flows from operating activities, substantial doubt exists regarding our ability to remain as a going concern at the same level at which we are currently performing. Accordingly, our condensed financial statements for the quarter ended March 31, 2026 includes an explanatory paragraph as to our potential inability to continue as a going concern. The doubts regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all.

Our products have and may in the future be subject to product notifications, recalls, or voluntary market withdrawals that could harm our reputation, business and financial results.

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

The manufacturing and marketing of medical devices involves an inherent risk that our products may prove to be defective and cause a health risk even after regulatory clearances have been obtained. The FDA and similar governmental authorities in other countries have the authority to require the recall of commercialized products in the event of material regulatory deficiencies or defects in design or manufacture. Medical devices may also be modified after regulatory clearance is obtained to such an extent that additional regulatory clearance is necessary before the device can be further marketed. In these events, we may voluntarily implement a recall or market withdrawal or may be required to do so by a regulatory authority. For example, in May 2026, we announced a voluntary recall in the U.S. of CGuard Prime, initiated in consultation with the FDA. This decision followed our determination during controlled launch that the technical success of the delivery system during CAS procedures had not met performance expectations Such recall, and any recalls in the future, could result in significant current and future costs and other negative impacts associated with such recalls (including inventory write-off costs, refunds and other remediation costs), loss of revenues, sales or customers, potential actions by regulators or other governmental entities, potential claims and lawsuits by customers and patients (including class action product liability litigation), other operational impacts and consequences such as business disruption, loss of personnel and distraction of management or other key employees, the restatement of previously issued financial statements, inability to raise capital, as well as negative publicity and damage to our reputation, which could have a material adverse impact on our business, results of operations and financial condition.

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

Defects or failures associated with our products has led to recalls, and could lead to additional recalls, safety alerts or litigation, as well as significant costs and negative publicity.

Our business is subject to significant risks associated with the manufacture, distribution and use of medical devices that are placed inside the human body, including the risk that patients may be severely injured by or even die from the misuse or malfunction of our products caused by design flaws or manufacturing defects. In addition, component failures, design defects, off-label uses or inadequate disclosure of product-related information could also result in an unsafe condition or the injury or death of a patient. These problems could lead to a recall or market withdrawal of, or issuance of a safety alert relating to, our products and could result in significant costs, negative publicity and adverse competitive pressure. For example, in May 2026, we announced a voluntary recall in the U.S. of CGuard Prime, initiated in consultation with the FDA. This decision followed our determination during controlled launch that the technical success of the delivery system during CAS procedures had not met performance expectations. The circumstances giving rise to recalls are unpredictable, and any recalls of existing or future products increase the probability of inspection by, or additional scrutiny from, the FDA and could have a material adverse effect on our business, financial condition and results of operations.

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

Even if products we develop receive marketing approval, we or others may later discover that the product is less effective than previously believed or causes undesirable side effects that were not previously identified, which could compromise our ability or that of any collaborators to market the product, and could cause regulatory authorities to take certain regulatory actions, which could harm our commercial operations.

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

For example, in May 2026, we announced a voluntary recall in the U.S. of CGuard Prime, initiated in consultation with the FDA. This decision followed our determination during controlled launch that the technical success of the delivery system during CAS procedures had not met performance expectations. Such recall, and any recalls in the future, could result in significant current and future costs and other negative impacts associated with such recalls (including inventory write-off costs, refunds and other remediation costs), loss of revenues, sales or customers, potential actions by regulators or other governmental entities, potential claims and lawsuits by customers and patients (including class action product liability litigation), other operational impacts and consequences such as business disruption, loss of personnel and distraction of management or other key employees, or the restatement of previously issued financial statements, inability to raise capital, as well as negative publicity and damage to our reputation, which could have a material adverse impact on our business, results of operations and financial condition.

Material modifications to our products may require new 510(k) clearances, premarket approval, or CE Marks, or may require us to recall or cease marketing our products until new clearances or approvals are obtained.

Material modifications to the intended use or technological characteristics of our products will require new 510(k) clearances, premarket approvals (“PMA”) by the FDA or CE Marks under the EU Medical Device Regulation (“MDR”) prior to implementing the modifications, or require us to recall or cease marketing the modified devices until these clearances or approvals are obtained. Furthermore, changes to our manufacturing facility or supplier of components used in our products require prior FDA approval of a PMA supplement. The FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new approval, supplement or clearance; however, the FDA can review a manufacturer’s decision. Any modification to an FDA cleared device that would significantly affect its safety or effectiveness or that would constitute a major change in its intended use would require a new 510(k) clearance or approval of a PMA supplement. We may not be able to obtain additional 510(k) clearances or premarket approvals for new products or for modifications to, or additional indications for, our products in a timely fashion, or at all. Delays in obtaining required future clearances would harm our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth. We have made modifications to our products in the past that we believe do not require additional clearances or approvals, and we may make additional modifications in the future. If the FDA or an EU Notified Body disagrees and requires new clearances or approvals for any of these modifications, we may be required to recall and to stop selling or marketing our products as modified, which could harm our operating results and require us to redesign our products. In these circumstances, we may be subject to significant enforcement actions. In response to the voluntary recall in the U.S. of CGuard Prime, initiated in consultation with the FDA in May 2026, we intend to implement design improvements to CGuard Prime. However, there can be no assurance that such design improvements will be sufficient to obtain FDA approval, or that any such approval will be obtained in a timely manner, if at all.

We bear the risk of warranty claims on our products.

We bear the risk of warranty claims on our products. We may not be successful in claiming recovery under any warranty or indemnity provided to us by our suppliers or vendors in the event of a successful warranty claim against us by a customer, and any recovery from such supplier or vendor may not be adequate. Furthermore, we may not have any, or have an adequate, warranty provided by our supplier. In addition, warranty claims brought by our customers related to third-party components may arise after our ability to bring corresponding warranty claims against such suppliers expires, which could result in costs to us. In addition, we have been, and in the future could be, subject to costs related to product recalls, and we could incur significant costs to correct any defects, warranty claims or other problems. Any such events could adversely affect our business, financial condition and results of operations.

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

Further, in April 2024 and October 2024, Iran launched a series of drone and missile strikes against Israel, to which Israel responded. In addition, in response to ongoing Iranian aggression and support of proxy attacks against Israel, on June 13, 2025, Israel conducted a series of preemptive defensive air strikes in Iran targeting Iran’s nuclear program and military commanders. While a ceasefire was reached in June 2025 following 12 days of hostilities, on February 28, 2026, the United States and Israel launched coordinated military strikes against Iran, including attacks on strategic military infrastructure and leadership targets, with the stated aim of degrading Iran’s capacity to conduct or support hostile operations against them. In response, Iran has fired missiles and drones toward population centers and military installations in Israel, Europe and neighboring countries in the Gulf region, and also launched counter-strikes against U.S. forces and allied bases throughout the Gulf region. While a temporary ceasefire agreed to between Iran and the U.S. on April 8, 2026 as part of ongoing negotiations for a permanent ceasefire agreement, the situation remains volatile and uncertain. Although the ceasefire has been subject to extensions and continued diplomatic engagement, it has reportedly been characterized by tensions, alleged violations and stalled negotiations. We cannot predict if and to what extent this ceasefire will remain in effect or upheld or whether hostilities may resume or further escalate. A broader regional conflict involving additional state and non-state actors remains a significant risk How long and how severe the conflicts in Gaza, Northern Israel, Lebanon, Iran or the broader region last and become is unknown at this time and any renewed or continued clash among Israel, Hamas, Hezbollah, Iran or other countries or militant groups in the region may escalate in the future into a greater regional conflict. Continued military escalation, retaliatory actions, or broader regional involvement may adversely affect economic conditions, disrupt markets, and create uncertainty that could negatively impact our business, financial condition and results of operations.

Certain of our employees may be obligated to perform military reserve duty generally until they reach the age of 40 (or older, for officers or other citizens who hold certain positions in the Israeli armed forces reserves) and, in the event of a military conflict, may be called to active duty. In response to increases in terrorist activity and military conflicts in Israel, there have been periods of significant call-ups of military reservists. Military service call ups that result in absences of personnel from us for an extended period of time may materially and adversely affect our business, prospects, financial condition and results of operations.

To date, our operations have not been adversely affected by this situation. We currently manufacture our CGuard EPS and CGuard Prime at our facility in Tel Aviv, Israel. If there were a disruption to our existing manufacturing facility or our ability to procure raw materials and ship our products, we would have no other means of manufacturing and distributing CGuard EPS or CGuard Prime until we were able to restore the manufacturing and distribution capability at our facility or develop alternative manufacturing facilities and distribution capabilities. However, the intensity and duration of the security situation in Israel have been difficult to predict, as are the economic implications on our business and operations and on Israel’s economy in general. If the war extends for a long period of time or expands to other fronts, our operations may be harmed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

INSPIREMD, INC.

Date: May 7, 2026	By:	/s/ Marvin Slosman
	Name:	Marvin Slosman,
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Michael Lawless
	Name:	Michael Lawless
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

