Form 10-Q
period 2026-06-30
InspireMD, Inc.
filed 2026-08-14
CIK 1433607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

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

The number of shares of the registrant’s common stock, $0.0001 par value, outstanding as of August 14, 2026: 46,489,118

Item 1. Financial Statements

INSPIREMD, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE QUARTER ENDED JUNE 30, 2026

INSPIREMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,149	$8,939
Marketable securities	15,272	45,272
Accounts receivable:
Trade, net	1,816	2,168
Other	592	400
Prepaid expenses	1,098	1,296
Inventory	2,701	3,396
TOTAL CURRENT ASSETS	36,628	61,471

NON-CURRENT ASSETS:
Long term deposit	450	442
Property, plant and equipment, net	3,858	3,584
Operating lease right of use assets	2,428	2,758
Fund in respect of employee rights upon retirement	1,277	1,149
TOTAL NON-CURRENT ASSETS	8,013	7,933
TOTAL ASSETS	$44,641	$69,404

INSPIREMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in thousands except share and per share data)

	June 30,	December 31,
	2026	2025
LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	1,654	1,255
Other	7,992	9,457
TOTAL CURRENT LIABILITIES	9,646	10,712

LONG-TERM LIABILITIES
Operating lease liabilities net of current maturities	1,969	2,224
Liability for employee rights upon retirement and others	1,515	1,267

TOTAL LONG-TERM LIABILITIES	3,484	3,491

TOTAL LIABILITIES	13,130	14,203
COMMITMENTS AND CONTINGENT LIABILITIES
EQUITY:

Common stock, par value $0.0001 per share; 250,000,000 and 150,000,000 shares authorized at June 30, 2026 and December 31, 2025, respectively; 46,921,061 and 43,532,281 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	5	4
Preferred C shares, par value $0.0001 per share; 1,172,000 shares authorized at June 30, 2026 and December 31, 2025; 1,718 shares issued and outstanding at June 30, 2026 and December 31 2025	*	*
Additional paid-in capital	361,811	357,489
Accumulated deficit	(330,305)	(302,292)
Total equity	31,511	55,201
Total liabilities and equity	$44,641	$69,404

*	Represents an amount less than $1 thousand

The accompanying notes are an integral part of the condensed consolidated financial statements.

INSPIREMD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(U.S. dollars in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

REVENUES	$1,771	$1,778	$5,169	$3,307
COST OF REVENUES	2,545	1,465	5,256	2,702
GROSS PROFIT (LOSS)	(774)	313	(87)	605
OPERATING EXPENSES:
Research and development	4,295	3,834	9,058	7,893
Selling and marketing	5,221	4,172	10,401	6,922
General and administrative	4,155	5,326	8,877	10,269
Total operating expenses	13,671	13,332	28,336	25,084
LOSS FROM OPERATIONS	(14,445)	(13,019)	(28,423)	(24,479)
FINANCIAL INCOME (EXPENSE), net:	121	(132)	410	162
NET LOSS	$(14,324)	$(13,151)	$(28,013)	$(24,317)
NET LOSS PER SHARE - basic and diluted	$(0.17)	$(0.26)	$(0.33)	$(0.48)
WEIGHTED AVERAGE NUMBER OF COMMON STOCK USED IN COMPUTING NET LOSS PER SHARE - basic and diluted	84,659,943	51,003,900	84,236,742	50,508,660

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

INSPIREMD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(U.S. dollars in thousands, except share data)

	Common stock		Preferred C shares		Additional paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	capital	deficit	equity

BALANCE AT January 1, 2026	43,532,281	4	1,718	*	357,489	(302,292)	55,201
Net loss						(28,013)	(28,013)
Share-based compensation related to restricted stock, restricted stock units and stock options award, net of forfeitures of 336,437 shares	3,388,780	1			4,322		4,323
BALANCE AT June 30, 2026	46,921,061	5	1,718	*	361,811	(330,305)	31,511

*	Represents an amount less than $1 thousand

The accompanying notes are an integral part of the condensed consolidated financial statements.

INSPIREMD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(U.S. dollars in thousands, except share data)

	Common stock		Preferred C shares		Additional paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	capital	deficit	equity

BALANCE AT April 1, 2026	46,838,963	4	1,718	*	359,594	(315,981)	43,617
Net loss						(14,324)	(14,324)
Share-based compensation related to restricted stock, restricted stock units and stock options award, net of forfeitures of 60,064 shares	82,098	1			2,217		2,218
BALANCE AT June 30, 2026	46,921,061	5	1,718	*	361,811	(330,305)	31,511

*	Represents an amount less than $1 thousand

The accompanying notes are an integral part of the condensed consolidated financial statements.

INSPIREMD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. dollars in thousands)

	Six months ended June 30
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,013)	$(24,317)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	307	205
Change in fair value of marketable securities, net of interest received	-	(155)
Change in liability for employee rights upon retirement	248	277
Other financial income	(18)	(58)
Change in operating right of use asset and operating leasing liability	64	377
Share-based compensation expenses	4,323	5,940
Gains on amounts funded in respect of employee rights upon retirement, net	(84)	(95)
Changes in operating assets and liability items:
Decrease in prepaid expenses	198	113
Decrease (increase) in trade receivables	352	(20)
Decrease (increase) in other receivables	(192)	186
Decrease (increase) in inventory	695	(484)
Increase in trade payables	399	264
Increase (decrease) in other payables	(1,511)	642
Net cash used in operating activities	(23,232)	(17,125)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(524)	(935)
Investments in marketable securities	-	(11,749)
Proceeds from matured marketable securities	30,000	19,760
Amounts funded in respect of employee rights upon retirement	(44)	(52)
Net cash provided by investing activities	29,432	7,024
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	-	1,947
Proceeds from issuance of shares, net of $22 issuance costs	-	696
Net cash provided by financing activities	-	2,643
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	10	51
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,210	(7,407)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	8,939	18,916
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$15,149	$11,509
SUPPLEMENT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance Costs not yet paid	-	109
Acquisition of right-of-use assets by means of lease liabilities	-	994
Non-cash purchase of property and equipment	57	-

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

The Company’s first product, the CGuard™ Carotid Embolic Prevention System (“CGuard EPS”), integrates a self-expanding nitinol stent with a MicroNet™ mesh sleeve as a single device for carotid artery revascularization. The Company has received CE Mark recertification for CGuard EPS under the EU Medical Device Regulation (“MDR”). The Company’s CGuard EPS previously held CE Mark approval under the former Medical Device Directive (“MDD”). CGuard EPS is marketed in over 30 countries outside the United States, mainly in Europe, through a network of distributors. In the first quarter of 2026, the Company submitted a premarket approval (“PMA”) to the U.S. Food and Drug Administration (“FDA”) for the CGuard EPS.

The Company’s second product, the CGuard™ Prime Carotid Stent System (“CGuard Prime”), uses the same stent and MicroNet mesh with a differentiated deployment mechanism. CGuard Prime received PMA by the FDA on June 23, 2025. CGuard Prime also received MDR CE Mark approval on June 12, 2025.

In May 2026, the Company announced a voluntary recall in the U.S. of CGuard Prime, initiated in consultation with the FDA after the Company determined during a controlled launch that the technical success rate of its delivery system during CAS procedures did not meet performance expectations. The voluntary action was limited to the CGuard Prime delivery system and did not involve the CGuard stent implant. The Company’s assessment did not identify new safety concerns for patients who had previously received a CGuard implant.

As of June 30, 2026, substantially all affected products were returned and credits were issued to customers. The Company recorded approximately $734,000 as a reduction of revenue related to these returns. In addition, the Company recorded approximately $612,000 of inventory impairment associated with the recall.

b.	Liquidity

The Company has an accumulated deficit as of June 30, 2026, as well as a history of net losses and negative operating cash flows. The Company expects to continue incurring losses and negative cash flows from operations until the Company expands its commercial revenue to a scale that funds its commercial resources, development activities and support functions. As a result of these expected losses and negative cash flows from operations, along with the Company’s current cash position, the Company does not have sufficient resources to fund operations for at least the next 12 months. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. These financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

On July 17, 2026, the Company received a notification letter from the Nasdaq Listing Qualifications notifying the Company that it is not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market.

Management’s plans include the continued commercialization of the Company’s products and raising capital through the sale of additional equity securities, debt or capital inflows from potential strategic partnerships and exercises of warrants. There are no assurances, however, that the Company will be successful in obtaining the level of financing needed for its operations. If the Company is unsuccessful in commercializing its products and raising capital, it may need to reduce activities, curtail or cease operations.

c.	Risks Related to the Company’s Operations in Israel

On October 7, 2023, Hamas launched a series of attacks on civilian and military targets in Southern Israel and Central Israel, to which the Israel Defense Forces responded. In addition, Iran, Hezbollah and the Houthi movement attacked military and civilian targets in Israel, to which Israel responded, including through increased air and/or ground operations in Lebanon, Syria, Yemen and Iran. Following years of conflict in the region, on October 9, 2025, Israel, Hamas, the United States and other countries in the region agreed to a framework for a ceasefire in Gaza between Israel and Hamas. On February 28, 2026, the United States and Israel launched joint combat operations in Iran to which Iran and Hezbollah responded with ballistic missile and drone attacks on Israel as well as other countries and U.S. military bases in the region. Although the United States and Iran have announced ceasefire and de-escalation arrangements from time to time, including a memorandum of understanding entered into on June 17, 2026 that contemplates the termination of military operations on multiple fronts, hostilities have resumed and may continue or escalate. How long and how severe the current conflicts in Gaza, Northern Israel, Lebanon, Iran or the broader region last and become is unknown at this time and any continued clash among Israel, Hamas, Hezbollah, Iran or other countries or militant groups in the region may escalate in the future into a greater regional conflict. The intensity and duration of the security situation in Israel have been difficult to predict, as are the economic implications on our business and operations and on Israel’s economy in general. As of the date of these condensed consolidated financial statements, conflict continues in parts of the region. The Company’s current manufacturing facility, certain of its key personnel and one of its offices are located in Israel. At this time, these activities remain largely unaffected.

During the three and six months ended June 30, 2026 and 2025, the impact of this war on the Company’s results of operations and financial condition was immaterial, but such impact may increase, which could be material, as a result of the continuation, escalation or expansion of such war.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. In the opinion of the Company, the financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2026, and its results of operations, changes in equity and cash flows for the three and six months ended June 30, 2026, and 2025. These unaudited condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2025, as found in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 18, 2026. The results of operations for the six and three months ended June 30, 2026 are not necessarily indicative of results that could be expected for the entire fiscal year.

NOTE 3 - RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncement, not yet adopted

1)	In November 2024, the FASB issued ASU No. 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The ASU improves the disclosures about a public business entity’s expense and provides more detailed information about the types of expenses in commonly presented expense captions. The amendments require that at each interim and annual reporting period an entity will, inter alia, disclose amounts of purchases of inventory, employee compensation, depreciation and amortization included in each relevant expense caption (such as cost of sales, G&A, S&M and research and development) as well as disclosures about selling expenses. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s consolidated financial statements and disclosures.
2)	In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270) Narrow-Scope Improvements.” The amendments in this Update clarify interim disclosure requirements and the applicability of Topic 270. The objective of the update is to provide clarity about current interim requirements. The amendments in this update also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in this ASU are required to be adopted for interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company does not expect ASU 2025-11 to have a material impact on its consolidated financial statements disclosures.

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

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows:

	As of June 30, 2026 ($ in thousands)
	Total	Level 1	Level 2	Level 3

Assets:
Cash equivalents-
Money market funds	$12,182	$12,182	$-	$-

Marketable securities-
U.S government bonds	$15,272	$-	$15,272	$-

	As of December 31, 2025 ($ in thousands)
	Total	Level 1	Level 2	Level 3

Assets:
Cash equivalents-
Money market funds	$5,116	$5,116	$-	$-

Marketable securities-
U.S government bonds	$45,272	$-	$45,272	$-

The Company’s cash equivalents, and marketable securities are classified within Level 1 and Level 2 because it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value.

The cost of marketable securities as of June 30, 2026, and December 31, 2025, is $15,239 and $45,091 thousand, respectively.

NOTE 5 - MARKETABLE SECURITIES

As of June 30, 2026, and December 31, 2025, all of the Company’s marketable securities had contractual maturities of less than one year.

The table below sets forth a summary of the changes in the fair value of the Company’s marketable securities for the six-month period ended June 30, 2026, and 2025:

	Six months ended June 30,
	2026	2025
	($ in thousands)

Balance at beginning of the period	$45,272	$15,721
Additions	-	11,749
Maturity	(30,000)	(19,760)
Interest received	(522)	(109)
Changes in fair value during the period	522	264
Balance at end of the period	15,272	7,865

NOTE 6 - EQUITY:

a.	Authorized Capital Stock

As of June 30, 2026, the Company had 255,000,000 authorized shares of capital stock, par value $0.0001 per share, of which 250,000,000 are shares of common stock and 5,000,000 are shares of “blank check” preferred stock.

b.	Preferred Stock

As of June 30, 2026, there were 1,718 shares of Series C preferred stock outstanding, convertible into an aggregate of 7,952 shares of the Company’s common stock, with a total stated value of $10,997.

c.	Pre-Funded Warrants

As of June 30, 2026, there are 43,092,107 outstanding pre-funded warrants.

d.	Warrants

As of June 30, 2026, the Company has outstanding warrants to purchase an aggregate of 25,828,164 shares of common stock as follows:

	Number of underlying Common stock	Exercise price	Expiration date
Series J Warrants	12,914,086	1.3827	*
Series K Warrants	12,914,078	1.3827	*
Total Warrants	25,828,164

*

The Series J Warrants and Series K Warrants have a term of the earlier of (i) May 15, 2028 and (ii) (A) in the case of the Series J Warrants, 20 trading days following the Company’s announcement of receipt of FDA approval for the SwitchGuard and CGuard Prime 80 cm and (B) in the case of the Series K Warrants, 20 trading days following the end of the fourth fiscal quarter after the fiscal quarter in which the first commercial sales of CGuard Prime in the U.S. begins. Following the commencement of the first commercial sales of CGuard Prime in the United States, which occurred during the third fiscal quarter of 2025 in July 2025, the Series K Warrants are scheduled to expire twenty (20) trading days after the end of the fourth fiscal quarter thereafter, which is October 28, 2026.

During the six months ended June 30, 2026, a total of 1,092,344 Series G warrants expired unexercised.

e.	Share-Based Compensation

During the six months ended June 30, 2026, the Company granted 3,725,216 restricted shares of the Company’s common stock to employees and directors. The shares granted to employees are subject to a three-year vesting period, with one-third of such awards vesting each year, subject to continued service. The shares granted to directors are subject to a one-year vesting period, subject to continued service.

The fair value of the above restricted shares was approximately $5.8 million.

During the six months ended June 30, 2026, the Company granted 1,114,792 restricted stock units convertible into shares of the Company’s common stock to the Company’s chief executive officer. The restricted stock units are subject to a three-year vesting period, with one-third of such awards vesting each year, subject to continued service.

The fair value of the above restricted stock units was approximately $1.8 million

NOTE 7 – RELATED PARTIES TRANSACTIONS

During the three and six months ended June 30, 2025, administrative services provided by a member of the chief executive officer’s immediate family in connection with the Company’s expansion to the U.S. amounted to $24 and $48 thousand, respectively. The engagement with the related party was terminated in July 2025.

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

The total number of shares of common stock related to outstanding options, warrants, unvested restricted stock, unvested restricted stock units and Series C preferred stock, which were excluded from the calculations of diluted loss per share were 38,356,174 and 49,201,359 for the six and three-month periods ended June 30, 2026 and 2025, respectively. This amount includes 6,734,737 and 5,456,724 of unvested restricted stock included in the number of issued and outstanding shares as of June 30, 2026 and 2025, respectively.

For the six and three months ended June 30, 2026, and 2025, the weighted average number of common stock used in computing net loss per share - basic and diluted was as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Weighted average number of common stock	39,903,736	25,292,694	39,598,447	24,419,172
Weighted average Vested restricted stock units	1,664,100	941,744	1,546,188	834,115
Weighted average Pre-funded Warrants	43,092,107	24,769,462	43,092,107	25,255,373
Total Weighted average number of common stock used in computing net loss per share - basic and diluted	84,659,943	51,003,900	84,236,742	50,508,660

NOTE 9 - FINANCIAL INSTRUMENTS:

a.	Fair value of financial instruments

As of June 30, 2026, and December 31, 2025, the carrying amounts of accounts payable, accounts receivable and other receivables approximate their fair values due to the short-term maturities of these instruments.

The carrying amount of the long-term deposit approximates its fair value since it is measured at its present value applying prevailing interest rates.

b.	As of June 30, 2026, and December 31, 2025, the allowance for expected credit loss was immaterial.

NOTE 10- INVENTORY:

	June 30,	December 31,
	2026	2025
	($ in thousands)
Finished goods	$120	$352
Work in process	981	930
Raw materials and supplies	1,600	2,114
	$2,701	$3,396

*	The Company recorded approximately $612 thousand of inventory impairment in connection with the voluntary recall during the six months ended June 30, 2026.

NOTE 11 - ACCOUNTS PAYABLE AND ACCRUALS - OTHER:

	June 30,	December 31,
	2026	2025
	($ in thousands)
Employees and employee institutions	$3,135	$4,925
Accrued vacation and recreation pay	716	430
Accrued expenses	1,016	1,545
Clinical trial accrual	1,184	1,155
Current Operating lease liabilities	1,056	1,066
Customer credit balances*	581	2
Other	304	334
	$7,992	$9,457

*	Customer credit balances primarily represent credits issued to customers in connection with the voluntary recall of CGuard Prime products (see note 1a).

NOTE 12 - DISAGGREGATED REVENUE AND ENTITY WIDE DISCLOSURES:

Revenues are attributed to geographic areas based on the location of the customers. The following is a summary of revenues:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	($ in thousands)

Germany	$265	$360	$520	$602
Italy	304	324	658	586
Poland	262	249	563	474
Argentina	180	160	347	180
USA**	(351)	27	827	54
Other*	1,111	658	2,254	1,411
	$1,771	$1,778	$5,169	$3,307

*	Other countries do not exceed 10% in the six and three months ended June 30, 2026 and 2025.
**	Approximately $734 thousand of credits issued in connection with the voluntary recall were deducted from U.S revenues for the three and six months ended June 30, 2026, which resulted in negative net revenues in the United States for the three months ended June 30 (see note 1a).

By principal customers (part of revenues):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Customer A	15%	20%	10%	18%
Customer B	13%	12%	9%	12%
Customer C	10%	9%	7%	5%

NOTE 13 - SEGMENT INFORMATION

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

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Revenues	1,771	1,778	5,169	3,307

Cost of Revenues:
Material and Labor	1,631	1,138	3,322	2,163
Other cost of revenues	302	327	849	539
Inventory write-off	612	-	1,085	-
Total Cost of Revenues	2,545	1,465	5,256	2,702

Research and development (R&D)
Payroll and Benefits	1,282	1,120	2,882	1,974
Share based compensation	435	645	610	1,314
Clinical trials	972	1,125	2,473	2,287
Other R&D	1,606	944	3,093	2,318
Total Research and development	4,295	3,834	9,058	7,893

Selling and marketing (S&M)
Payroll and Benefits	3,932	2,779	7,795	4,757
Share based compensation	543	595	1,124	812
Other S&M	746	798	1,482	1,353
Total Selling and marketing	5,221	4,172	10,401	6,922

General and administrative (G&A)
Payroll and Benefits	1,365	1,729	3,172	3,309
Share based compensation	1,177	1,920	2,466	3,700
Other G&A	1,613	1,677	3,239	3,260
Total General and administrative	4,155	5,326	8,877	10,269

Financial Income (expenses), net;	121	(132)	410	162
Segment net loss	(14,324)	(13,151)	(28,013)	(24,317)

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

Our first product, the CGuard Carotid Embolic Prevention System (“CGuard EPS”), integrates a self-expanding nitinol stent with a MicroNet mesh sleeve as a single device for carotid artery revascularization. In January 2024, we received CE Mark recertification for CGuard EPS under the EU Medical Device Regulation (“MDR”). Our CGuard EPS previously held CE Mark approval under the former Medical Device Directive (“MDD”). CGuard EPS is marketed in over 30 countries outside the United States through a network of distributors. In the first quarter of 2026, we submitted a premarket approval for the CGuard EPS with a view to potential FDA approval in the second half of 2026.

Our second product, the CGuard Prime Carotid Stent System (“CGuard Prime”), uses the same stent and MicroNet mesh as the CGuard EPS with a differentiated deployment mechanism. CGuard Prime received premarket approval (“PMA”) by the U.S. Food and Drug Administration (“FDA”) on June 23, 2025. In May 2026, we announced a voluntary recall in the U.S. of CGuard Prime, undertaken in consultation with the FDA after a controlled launch demonstrated that the technical success of its delivery system during CAS procedures did not meet performance expectations, with the voluntary action pertaining specifically to the delivery system and not to the CGuard stent implant. For additional information, see “FDA Matters” below. CGuard Prime also received MDR CE Mark approval on June 12, 2025.

In October 2024, the FDA approved the Company’s IDE to initiate the CGUARDIANS II pivotal study of its CGuard Prime 80 cm carotid stent system during transcarotid revascularization (“TCAR”) procedures. In the first quarter of 2026, we completed enrollment in the CGUARDIANS II pivotal study, and in June 2026, we announced summary 30-day outcome data from the study, which showed acute device success of 100% with no major adverse events. In May 2026, the FDA approved the Company’s IDE to initiate the CGUARDIANS III pivotal study of its CGuard Prime 80 cm carotid stent system during TCAR procedures, and in June 2026, we announced enrollment of the first patient.

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

FDA Matters

In May 2026, we announced a voluntary recall in the U.S. of CGuard Prime, initiated in consultation with the FDA. The Company acted after determining during a controlled launch that the technical success rate of the delivery system during CAS procedures had not met performance expectations. The voluntary action was limited to the CGuard Prime delivery system and did not involve the CGuard stent implant. The Company’s assessment did not identify new safety concerns for patients who had previously received a CGuard implant. We believe we have identified the root cause of the deployment resistance and are implementing design modifications intended to address the issue. We are currently performing verification and validation testing of these modifications in support of a PMA supplement to the FDA which we expect to submit in the fourth quarter of 2026. We cannot provide any assurance that the FDA will be satisfied with the corrective actions we are implementing in connection with the voluntary recall, or as to the timing of the resolution of such issues. Until these issues are resolved to the FDA’s satisfaction, we may be unable to resume commercialization of CGuard Prime in the United States. If the FDA determines that our corrective actions are inadequate or requires additional remediation, testing, validation or regulatory submissions, such requirements could increase costs, delay or prevent FDA acceptance or approval of our proposed PMA supplement, extend the duration of the voluntary recall, delay our ability to reintroduce CGuard Prime to the U.S. market or otherwise adversely affect our future commercialization plans, which could have a material adverse effect on our business, financial condition and results of operations. During the six months ended June 30, 2026, substantially all affected products were returned, and credits were issued to customers. We recorded approximately $734,000 as a reduction of revenue related to these returns and approximately $612,000 of inventory impairment associated with the recall.

Workforce Reduction Initiative

Subsequent to June 30, 2026, we commenced implementation of a workforce reduction as part of a broader initiative to reduce our operating expenses, improve operational efficiency and better align our resources with our strategic priorities. The workforce reduction is expected to reduce the number of positions in the organization by almost 20%. We expect the initiative to result in annualized operating expense savings of approximately $9.0 million, primarily through reduced personnel-related expenses resulting from both the elimination of certain employee positions and the decision not to fill certain currently vacant positions. These estimates are based on management’s current expectations regarding personnel reductions and hiring plans, and actual cost savings may differ from those currently anticipated.

We expect to incur aggregate restructuring charges of approximately $0.9 million to $1.2 million, consisting primarily of employee severance and related employee termination costs. Because the workforce reduction was initiated after June 30, 2026, no liability associated with these actions was recorded in the accompanying consolidated financial statements as of June 30, 2026.

We expect the workforce reduction to be substantially completed by the end of the third quarter of 2026. Actual costs incurred may differ from current estimates. We expect these actions to better align our resources with key product development, regulatory, clinical and commercialization priorities while reducing our overall operating expense base.

Critical Accounting Policies

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are more fully described in both (i) “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) Note 2 of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2025. There have not been any material changes to such critical accounting policies since December 31, 2025.

The currency of the primary economic environment in which our operations are conducted is the U.S. dollar (“$” or “dollar”).

Results of Operations

Three months ended June 30, 2026, compared to the three months ended June 30, 2025

Revenues. For the three months ended June 30, 2026, revenue was $1,771,000, a decrease of $7,000, or 0.4%, compared to $1,778,000 during the three months ended June 30, 2025. The decrease was primarily attributable to the net impact of $734,000 of credits issued in connection with the voluntary recall of CGuard Prime products in the U.S. in May 2026, which offset revenues generated from direct sales of the CGuard Prime product in the U.S., and continued growth in sales of the CGuard product through distributors in international markets.

With respect to geographical regions, U.S. revenue was $(351,000) for the three months ended June 30, 2026, compared to $27,000 for the three months ended June 30, 2025. The decrease of $378,000 in the U.S., was primarily due to the aforementioned credits issued in connection with the voluntary recall of CGuard Prime products. This decrease was partially offset by 21% growth in international markets, with international revenue increasing to $2,122,000 for the three months ended June 30, 2026, compared to $1,751,000 for the three months ended June 30, 2025, including increases of $128,000 in Europe, $176,000 in Latin America and $67,000 in all other regions, reflecting continued growth in demand in these markets.

Gross Profit (Loss). For the three months ended June 30, 2026, gross loss (revenue less cost of revenues) was $774,000 compared to gross profit of $313,000 for the three months ended June 30, 2025. The decrease in gross profit was primarily attributable to the voluntary recall of CGuard Prime products in the U.S., including the net credits of $734,000 issued to customers, which reduced revenues, and approximately $612,000 of inventory impairment associated with CGuard Prime inventory, which increased cost of revenues.

Gross margin represents our gross profit or loss as a percentage of revenue. Gross margin was negative 43.7% for the three months ended June 30, 2026, a decrease of 61.3 percentage points compared to gross margins of 17.6% for the three months ended June 30, 2025, primarily due to the factors discussed above.

Research and Development Expenses. For the three months ended June 30, 2026, research and development expenses were $4,295,000, an increase of $461,000, or 12%, compared to $3,834,000 during the three months ended June 30, 2025. This increase resulted primarily from higher development and clinical expenses for the SwitchGuard NPS and CGuard Prime 80 cm carotid stent system, regulatory activity related to the PMA for CGuard NPS, and redesign work for the CGuard Prime 135 cm.

Selling and Marketing Expenses. For the three months ended June 30, 2026, selling and marketing expenses were $5,221,000, an increase of $1,049,000, or 25.1%, compared to $4,172,000 during the three months ended June 30, 2025. This increase resulted primarily from higher commercial staffing levels following the commercial launch of CGuard Prime in the U.S. in July 2025.

General and Administrative Expenses. For the three months ended June 30, 2026, general and administrative expenses were $4,155,000, a decrease of $1,171,000, or 22%, compared to $5,326,000 during the three months ended June 30, 2025. The decrease was primarily driven by lower compensation expenses, mainly due to severance costs related to our former chief financial officer’s retirement that were recognized in the three months ended June 30, 2025, and lower share-based compensation expense.

Financial Income. For the three months ended June 30, 2026, financial income was $121,000 compared to financial expense of $132,000 during the three months ended June 30, 2025, representing a decline in the financial expense of $253,000, or 191.7%. The increase in financial income primarily resulted from higher income from investment in marketable securities and money market funds and lower financial expenses related to changes in exchange rates.

Tax Expenses. We did not incur any tax expenses during the three months ended June 30, 2026 and June 30, 2025.

Net Loss. For the three months ended June 30, 2026, our net loss was $14,324,000, an increase of $1,173,000, or 8.9%, compared to $13,151,000 during the three months ended June 30, 2025. The increase in net loss resulted primarily from a decrease in gross profit of $1,087,000 and an increase in total operating expenses of $339,000, partially offset by an increase in financial income of $253,000 compared to the prior-year period.

Six months ended June 30, 2026, compared to the six months ended June 30, 2025

Revenues. For the six months ended June 30, 2026, revenue was $5,169,000, an increase of $1,862,000, or 56.3%, compared to $3,307,000 during the six months ended June 30, 2025. The increase was driven mainly by direct sales of the CGuard Prime product in the U.S. and continued growth in sales of the CGuard product through distributors in international markets. The increase was partially offset by $734,000 of credits issued in connection with the voluntary recall of CGuard Prime products in the U.S. during the six months ended June 30, 2026.

With respect to geographical regions, U.S. revenue was $827,000 for the six months ended June 30, 2026, compared to $54,000 for the six months ended June 30, 2025. The increase of approximately $772,000 was driven by commercial sales of CGuard Prime, partially offset by credits issued in connection with the voluntary recall of CGuard Prime in May 2026. International revenue was $4,342,000 for the six months ended June 30, 2026, compared to $3,253,000 for the six months ended June 30, 2025. Revenue from international markets grew by $1,089,000, or 33%, including $557,000 in Europe, $348,000 in Latin America and $184,000 in all other regions. The international sales performance reflects continued growth in demand in these markets.

Gross loss. For the six months ended June 30, 2026, gross loss (revenue less cost of revenues) was $87,000 compared to gross profit of $605,000 for the six months ended June 30, 2025. The decrease in gross profit was primarily attributable to the voluntary recall of CGuard Prime products in the U.S., including $734,000 in net credits issued to customers, which reduced revenues, as well as inventory impairment and inventory obsolescence charges of a combined $1,085,000 related to our CGuard Prime delivery system, which increased cost of revenues. These impacts were partially offset by the increase in revenue year-over-year.

Gross margin represents our gross profit or loss as a percentage of revenue. Gross margin was negative 1.7% for the six months ended June 30, 2026, a decrease of 20.0 percentage points compared to gross margin of 18.3% for the six months ended June 30, 2025, primarily due to the factors discussed above.

Research and Development Expenses. For the six months ended June 30, 2026, research and development expenses were $9,058,000, an increase of $1,165,000, or 14.8%, compared to $7,893,000 during the six months ended June 30, 2025. The increase was primarily driven by higher clinical trial expenses related to the initiation of the CGUARDIANS III pivotal trial and higher compensation expenses due to the hiring of new employees in connection with our expansion in the United States. These increases were partially offset by lower clinical trial expenses due to the completion of the CGUARDIANS I and CGUARDIANS II pivotal trials.

Selling and Marketing Expenses. For the six months ended June 30, 2026, selling and marketing expenses were $10,401,000, an increase of $3,479,000, or 50.3%, compared to $6,922,000 during the six months ended June 30, 2025. This increase resulted primarily from higher commercial staffing levels following the commercial launch of CGuard Prime in the U.S. in July 2025.

General and Administrative Expenses. For the six months ended June 30, 2026, general and administrative expenses were $8,877,000, a decrease of $1,392,000, or 13.6%, compared to $10,269,000 during the six months ended June 30, 2025. The decrease was primarily driven by lower compensation expenses, mainly due to severance costs related to our former chief financial officer’s retirement that were recognized in the six months ended June 30, 2025, and lower share-based compensation expense.

Financial Income. For the six months ended June 30, 2026, financial income was $410,000, an increase of $248,000, or 153.1%, compared to $162,000 during the six months ended June 30, 2025. The increase in financial income primarily resulted from higher income from investment in marketable securities and money market funds and lower financial expenses related to changes in exchange rates.

Tax Expenses. For the six months ended June 30, 2026, there was no material change in our tax expenses as compared to the six months ended June 30, 2025.

Net Loss. For the six months ended June 30, 2026, our net loss was $28,013,000, an increase of $3,696,000, or 15.2%, compared to $24,317,000 during the six months ended June 30, 2025. The increase in net loss resulted primarily from a decrease in gross profit and an increase in total operating expenses, partially offset by an increase in financial income compared to the prior-year period.

Liquidity and Capital Resources

We had an accumulated deficit as of June 30, 2026, of $330 million, as well as a net loss of $28 million for the six months ended June 30, 2026 and negative operating cash flows. We expect to continue incurring losses and negative cash flows from operations until we expand our commercial revenue to a scale that funds our commercial resources, development activities and support functions. As a result of these expected losses and negative cash flows from operations, along with our current cash position, we believe we do not have sufficient resources to fund operations for at least the next 12 months. Therefore, there is substantial doubt about our ability to continue as a going concern.

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

In May 2023, we closed a private placement offering that resulted in aggregate gross proceeds of approximately $42.2 million, before deducting fees payable to the placement agent and other offering expenses payable by us, pursuant to which we issued and sold 10,266,270 shares of our common stock, pre-funded warrants to purchase up to 15,561,894 shares of common stock and warrants to purchase up to an aggregate of 51,656,328 shares of common stock, consisting of Series H warrants to purchase up to 12,914,086 shares of common stock (the “Series H Warrants”), Series I warrants to purchase up to 12,914,078 shares of common stock (the “Series I Warrants”), Series J warrants to purchase up to 12,914,086 shares of Common Stock (the “Series J Warrants”) and Series K warrants to purchase up to 12,914,078 shares of common stock (the “Series K Warrants” and together with the Series H Warrants, Series I Warrants and Series J Warrants, the “May 2023 Warrants”), at an offering price of $1.6327 per Private Placement Share and associated May 2023 Warrants and an offering price of $1.6326 per pre-funded warrant and associated May 2023 Warrants. If the May 2023 Warrants are exercised in cash in full this would result in an additional $71.4 million of gross proceeds (of which approximately $33.8 million has been received as of the date of this Quarterly Report on Form 10-Q). There can be no assurance that we will achieve any of the remaining milestones set forth in the outstanding May 2023 Warrants or that the outstanding May 2023 Warrants will be exercised in cash in full. The exercise price of the outstanding May 2023 Warrants is $1.3827 per share. The Series J Warrants expire 20 trading days after FDA approval of SwitchGuard and CGuard Prime 80 cm, while the Series K Warrants expire on October 28, 2026, which is 20 trading days after the end of the fourth fiscal quarter following the commencement of first U.S. commercial sales of CGuard Prime in July 2025. The last reported sale price of our shares of common stock on August 13, 2026 was $0.8401 per share. We believe that the likelihood that warrant holders will exercise their outstanding May 2023 Warrants, and therefore the amount of cash proceeds we would receive, is dependent upon the trading price of our shares of common stock. If the trading price of our shares of common stock is less than $1.3827 per share, we believe that warrant holders will be unlikely to exercise their outstanding May 2023 Warrants.

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

In May 2024, we entered into an Equity Distribution Agreement (the “2024 Distribution Agreement”) with Piper Sandler & Co., as sales agent (“Piper Sandler”). Pursuant to the 2024 Distribution Agreement, we were able to offer and sell from time to time, at our option, through or to Piper Sandler shares of our common stock having an aggregate offering price of up to $75 million. We paid Piper Sandler a commission at a fixed rate of 3.0% of the aggregate gross proceeds from each sale of the shares under the 2024 Distribution Agreement. On April 3, 2026, we terminated the 2024 Distribution Agreement in connection with our entry into the 2026 Distribution Agreement (as defined below) with BTIG (as defined below). During the first half of 2026, we did not sell any shares pursuant to the 2024 Distribution Agreement.

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

Six months ended June 30, 2026, compared to the Six months ended June 30, 2025

General. As of June 30, 2026, we had cash and cash equivalents of $15,149,000 and marketable securities of $15,272,000 as compared to cash and cash equivalents of $8,939,000 and marketable securities of $45,272,000 as of December 31, 2025. We have historically met our cash needs through a combination of issuing new shares, borrowing activities and product sales. Our cash requirements are generally for research and development, marketing and sales activities, finance and administrative costs, capital expenditures and general working capital.

For the six months ended June 30, 2026, net cash used in our operating activities increased by $6,107,000, or 35.7%, to $23,232,000, from $17,125,000 during the same period in 2025. The primary reasons for the increase in cash used in our operating activities were an increase of $6,741,000 in compensation costs paid during the six months ended June 30, 2026 (from $11,474,000 in the six months ended June 30, 2025 to $18,215,000 in the six months ended June 30, 2026), an increase of $1,937,000 in payments to vendors, clinical service providers and other professional service providers, offset by an increase of $2,617,000 in payments received from customers during the six months ended June 30, 2026 (from $3,380,000 in the six months ended June 30, 2025 to $5,997,000 during the six months ended June 30, 2026).

Cash provided by our investing activities was $29,432,000 during the six months ended June 30, 2026, compared to $7,024,000 during the six months ended June 30, 2025. The primary reason for the increase in cash provided by our investing activities is withdrawal of $30,000,000 from our investment in marketable securities.

There was no cash provided by financing activities for the six months ended June 30, 2026. Cash provided by financing activities for the six months ended June 30, 2025, was $2,643,000. The source of the cash provided by financing activities during the six months ended June 30, 2025, were the proceeds from exercise of Series I warrants of $1,947,000, and proceeds from issuance of shares of $696,000, net of issuance costs, received from our ATM Program.

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

Factors That May Affect Future Operations

We believe that our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including the market acceptance of the U.S. commercial launch, cyclical nature of the ordering patterns of our distributors, timing of regulatory approvals, the implementation of various phases of our clinical trials, manufacturing efficiencies due to the learning curve of utilizing new materials and equipment and the costs or other consequences associated with any current or future product recall that may occur. Product recalls in particular have adversely affected and may continue to adversely affect our operating results through the direct costs of executing a recall, lost revenues resulting from the removal of affected products from the market and the interruption of sales during any remediation period, costs associated with redesigning and remanufacturing affected products, potential regulatory, litigation and other legal costs, and longer-term reputational harm that may reduce market acceptance of our current and future products. Our operating results could also be impacted by a weakening of the Euro and strengthening of the NIS, both against the U.S. dollar. Lastly, other economic conditions we cannot foresee may affect customer demand, such as individual country reimbursement policies pertaining to our products.

Contractual Obligations and Commitments

During the six months ended June 30, 2026, there were no material changes to our contractual obligations and commitments since the year ended December 31, 2025.

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

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of June 30, 2026, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has concluded that there is substantial doubt about our ability to continue as a going concern, and our condensed financial statements for the quarter ended June 30, 2026 includes an explanatory paragraph as to our ability to continue as a going concern, which could prevent us from obtaining new financing on reasonable terms or at all.

Because we have had recurring losses and negative cash flows from operating activities, substantial doubt exists regarding our ability to remain as a going concern at the same level at which we are currently performing. Accordingly, our condensed financial statements for the quarter ended June 30, 2026 includes an explanatory paragraph as to our potential inability to continue as a going concern. The doubts regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all.

If we fail to comply with the continued listing requirements of the Nasdaq Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Nasdaq has established certain standards for the continued listing of a security on the Nasdaq Capital Market. The standards for continued listing include, among other things, that the minimum bid price for the listed securities not fall below $1.00 per share for a period of 30 consecutive trading days and that we maintain a minimum of $2,500,000 in stockholders’ equity and a market value of listed securities of at least $5 million.

On July 17, 2026, we received a notification letter, or the Notification Letter, from the Nasdaq Listing Qualifications notifying us that we are not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2), or the Rule, for continued listing on The Nasdaq Capital Market. The Notification Letter provides that we have 180 calendar days, or until January 13, 2027, to regain compliance with the Rule. To regain compliance, the bid price of our common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. In the event we do not regain compliance by January 13, 2027, we may then be eligible for an additional 180 days if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of our intention to cure the deficiency during the second compliance period. If we do not qualify for the second compliance period or fail to regain compliance during the second compliance period, then Nasdaq will notify us of its determination to delist our common stock, at which point we will have an opportunity to appeal the delisting determination to a Hearings Panel.

No assurance can be given that we will be able to regain compliance with the Rule. Failure to meet applicable Nasdaq continued listing standards could result in a delisting of our common stock. A delisting of our common stock from Nasdaq could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and fewer business development opportunities.

Our restructuring and the associated workforce reduction may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

We have begun to implement a restructuring plan that includes a reduction in our workforce, and we expect to continue to implement this plan. We may incur additional expenses not currently contemplated due to events associated with the reduction in force, and our restructuring activities may subject us to reputational risks and litigation risks and expenses. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. In addition, to the extent we do not realize such anticipated operational efficiencies, we may need to undertake additional workforce reductions or restructuring activities in the future.

Furthermore, our restructuring plan may be disruptive to our operations. For example, our workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale. The changes to our operations and the reduction in workforce may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond our intended reductions in force, and a reduction in morale among our remaining employees, all of which may have an adverse effect on our business, results of operations or financial condition. If employees who were not affected by the reductions in force seek alternative employment, this could result in our seeking contractor support at unplanned additional expense or harm our productivity. Any employee litigation related to the headcount reduction could be costly and prevent management from fully concentrating on the business.

Our workforce reductions could also harm our ability to attract and retain qualified management, scientific, technical, and manufacturing personnel who are critical to our business. For example, the workforce reduction may negatively impact our regulatory, technical operations, and commercial functions, which would have a negative impact on our ability to successfully develop, and ultimately, commercialize our products. We may also discover that the reductions in workforce could make it difficult for us to pursue new opportunities and initiatives and require us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses. Our future financial performance and our ability to develop our products or additional assets will depend, in part, on our ability to effectively manage any future growth or restructuring, as the case may be. Our failure to successfully accomplish any of the above activities and goals may have a material adverse impact on our business, results of operations and financial condition.

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

The manufacturing and marketing of medical devices involves an inherent risk that our products may prove to be defective and cause a health risk even after regulatory clearances have been obtained. The FDA and similar governmental authorities in other countries have the authority to require the recall of commercialized products in the event of material regulatory deficiencies or defects in design or manufacture. Medical devices may also be modified after regulatory clearance is obtained to such an extent that additional regulatory clearance is necessary before the device can be further marketed. In these events, we may voluntarily implement a recall or market withdrawal or may be required to do so by a regulatory authority. For example, in May 2026, we announced a voluntary recall in the U.S. of CGuard Prime, initiated in consultation with the FDA. This decision followed our determination during controlled launch that the technical success of the delivery system during CAS procedures had not met performance expectations. Such recall, and any recalls in the future, could result in significant current and future costs and other negative impacts associated with such recalls (including inventory write-off costs, refunds), loss of revenues, sales or customers, potential actions by regulators or other governmental entities, potential claims and lawsuits by customers and patients (including class action product liability litigation), other operational impacts and consequences such as business disruption, loss of personnel and distraction of management or other key employees, the restatement of previously issued financial statements, inability to raise capital, as well as negative publicity and damage to our reputation, which could have a material adverse impact on our business, results of operations and financial condition.

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

Defects or failures associated with our products have led to recalls, and could lead to additional recalls, safety alerts or litigation, as well as significant costs and negative publicity.

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

For example, in May 2026, we announced a voluntary recall in the U.S. of CGuard Prime, initiated in consultation with the FDA. This decision followed our determination during controlled launch that the technical success of the delivery system during CAS procedures had not met performance expectations. Such recall, and any recalls in the future, could result in significant current and future costs and other negative impacts associated with such recalls (including inventory write-off costs, refunds), loss of revenues, sales or customers, potential actions by regulators or other governmental entities, potential claims and lawsuits by customers and patients (including class action product liability litigation), other operational impacts and consequences such as business disruption, loss of personnel and distraction of management or other key employees, or the restatement of previously issued financial statements, inability to raise capital, as well as negative publicity and damage to our reputation, which could have a material adverse impact on our business, results of operations and financial condition.

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

The U.S. government has recently adopted, proposed and considered a variety of tariff measures and other trade restrictions affecting imports from numerous countries, and additional changes to U.S. trade policy remain under active consideration. The implementation, modification, suspension, expiration, extension or judicial review of existing or proposed tariffs and trade measures has created and may continue to create significant uncertainty for companies engaged in international manufacturing and cross-border commerce. In addition, new investigations under U.S. trade laws, changes to customs rules, import restrictions, sanctions or other trade-related measures could result in additional duties, restrictions or compliance obligations affecting imported products and components.

Because we currently manufacture our products in Israel and remain dependent on shipments from Israel to serve the U.S. market while we continue efforts to expand manufacturing capacity in the United States, changes in tariffs, customs duties, import regulations or other trade measures applicable to products imported into the United States could increase our costs, reduce our margins, disrupt our supply chain, adversely affect customer demand or require us to modify our manufacturing, sourcing or distribution strategies. We cannot predict the scope, duration or outcome of current or future trade actions, related legal challenges, or any retaliatory measures by affected countries. Any of these developments could have a material adverse effect on our business, financial condition and results of operations.

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

Further, in April 2024 and October 2024, Iran launched a series of drone and missile strikes against Israel, to which Israel responded. In addition, in response to ongoing Iranian aggression and support of proxy attacks against Israel, on June 13, 2025, Israel conducted a series of preemptive defensive air strikes in Iran targeting Iran’s nuclear program and military commanders. While a ceasefire was reached in June 2025 following 12 days of hostilities, on February 28, 2026, the United States and Israel launched coordinated military strikes against Iran, including attacks on strategic military infrastructure and leadership targets, with the stated aim of degrading Iran’s capacity to conduct or support hostile operations against them. In response, Iran has fired missiles and drones toward population centers and military installations in Israel, Europe and neighboring countries in the Gulf region, and also launched counter-strikes against U.S. forces and allied bases throughout the Gulf region. Although the United States and Iran have announced ceasefire and de-escalation arrangements from time to time, including a memorandum of understanding entered into on June 17, 2026 that contemplates the termination of military operations on multiple fronts, hostilities have resumed and may continue or escalate. A broader regional conflict involving additional state and non-state actors remains a significant risk. How long and how severe the conflicts in Gaza, Northern Israel, Lebanon, Iran or the broader region last and become is unknown at this time and any renewed or continued clash among Israel, Hamas, Hezbollah, Iran or other countries or militant groups in the region may escalate in the future into a greater regional conflict. Continued military escalation, retaliatory actions, or broader regional involvement may adversely affect economic conditions, disrupt markets, and create uncertainty that could negatively impact our business, financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, as amended through September 30, 2015 (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2015)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2021)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 25, 2016)

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 29, 2016)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 15, 2017)

3.6	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 29, 2017)

3.7	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 12, 2017)

3.8	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 7, 2018)

3.9	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 28, 2019)

3.10	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.17 to the Quarterly Report on Form 10-Q filed on May 10, 2021)

3.11	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 13, 2023)

3.12	Certificate of Amendment to Amended and Restated Certificate of Incorporation of InspireMD, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 3, 2026)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSPIREMD, INC.

Date: August 14, 2026	By:	/s/ Marvin Slosman
	Name:	Marvin Slosman,
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Michael Lawless
	Name:	Michael Lawless
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

